Form 10-Q
period 2007-06-30
VIRTUSA CORP
filed 2007-09-07
CIK 1207074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File Number 001-33625
VIRTUSA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	7371 (Primary Standard Industrial Classification Code Number)	04-3512883 (I.R.S. Employer Identification Number)

2000 West Park Drive
Westborough, Massachusetts 01581
(508) 389-7300
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No: ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of September 5, 2007:

Class	Number of Shares
Common Stock, par value $.01 per share	22,831,626

Virtusa Corporation and Subsidiaries

Page
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)	3
Consolidated Balance Sheets as of June 30, 2007 and March 31, 2007	3
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2007 and 2006	4
Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 6. Exhibits	38

SIGNATURES	39
EXHIBIT INDEX	40
EX-10.1 Virtusa Corporation Variable Cash Compensation Plan
EX-10.2 LEASE DEED, dated as of August 22, 2007
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Virtusa Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
(In thousands, except share and per share amounts)	2007	2007

Assets
Current assets:
Cash and cash equivalents	$45,079	$39,457
Accounts receivable, net of allowance of $420 and $565 at March 31, 2007 and June 30, 2007, respectively	28,588	34,383
Unbilled accounts receivable	2,422	2,839
Prepaid expenses	5,266	7,348
Deferred income taxes	3,094	2,749
Other current assets	1,567	2,069

Total current assets	86,016	88,845
Property and equipment, net	7,541	8,074
Restricted cash	1,588	1,660
Deferred income taxes	1,946	1,960
Other long-term assets	2,228	3,504

Total assets	$99,319	$104,043

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,414	$4,203
Accrued employee compensation and benefits	6,949	7,164
Accrued expenses—other	4,588	4,953
Deferred revenue	877	832
Income taxes payable	928	159
Accrued liabilities associated with stock appreciation rights	1,170	1,382
Other current liabilities	8	5

Total current liabilities	18,934	18,698
Long-term liabilities	264	1,081

Total liabilities	19,198	19,779

Redeemable convertible preferred stock, at accreted redemption value:
Series A redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding 4,043,582 shares at liquidation preference at March 31, 2007 and June 30, 2007	13,500	13,500
Series B redeemable convertible preferred stock, $0.01 par value. Authorized, 8,749,900 shares; issued and outstanding 8,647,043 shares at liquidation preference at March 31, 2007 and June 30, 2007	15,132	15,132
Series C redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding 12,807,624 shares at liquidation preference at March 31, 2007 and June 30, 2007	12,230	12,230
Series D redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding 7,458,494 shares at liquidation preference at March 31, 2007 and June 30, 2007	20,000	20,000

Total redeemable convertible preferred stock	60,862	60,862

Commitments and guarantees
Stockholders’ equity:
Common stock, $0.01 par value; Authorized 80,000,000 shares; issued 7,420,646 and 7,424,682 shares at March 31, 2007 and June 30, 2007, respectively; outstanding 7,001,081 and 7,005,117 shares at March 31, 2007 and June 30, 2007, respectively	74	74
Treasury stock, 419,565 common shares, at cost	(442)	(442)
Additional paid-in capital	19,205	19,818
Accumulated earnings	752	3,345
Accumulated other comprehensive income (loss)	(330)	607

Total stockholders’ equity	19,259	23,402

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$99,319	$104,043

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2006	2007

Revenue	$25,625	$37,446
Costs of revenue	14,038	21,598

Gross profit	11,587	15,848

Operating expenses:
Selling, general and administrative expenses	9,273	12,660

Total operating expenses	9,273	12,660

Income from operations	2,314	3,188
Other income (expense):
Interest income, net	260	496
Foreign currency transaction gains (losses)	381	(307)
Other, net	40	—

Total other income	681	189

Income before income tax expense	2,995	3,377
Income tax expense	107	689

Net income	$2,888	$2,688

Net income per share of common stock
Basic	$0.17	$0.15

Diluted	$0.16	$0.13

Comprehensive income (loss):
Net income	$2,888	$2,688
Foreign currency translation adjustments	(400)	940
Pension benefits plan	—	(3)

Total comprehensive income	$2,488	$3,625

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2006	2007

Cash used for operating activities:
Net income	$2,888	$2,688
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	721	912
Share-based compensation expense	568	864
Gain on disposal of property and equipment	(7)	(6)
Mark to market for liability classified warrants	(37)	—
Deferred income taxes, net	—	341
Net changes in operating assets and liabilities:
Accounts receivable, net	(4,469)	(5,340)
Prepaid expenses and other current assets	(675)	(2,387)
Other assets	(7)	7
Accounts payable	(292)	(513)
Accrued employee compensation and benefits	(402)	81
Accrued expenses—other	139	323
Deferred revenue	536	(57)
Income taxes payable	(42)	(255)
Other long-term liabilities	(25)	55

Net cash used for operating activities	(1,104)	(3,287)

Cash flows used for investing activities:
Proceeds from sale of equity investment	466	—
Proceeds from sale of property and equipment	7	19
Increase in restricted cash	(75)	(13)
Additions to internally-developed software costs	(62)	(11)
Purchase of property and equipment	(1,034)	(1,241)

Net cash used for investing activities	(698)	(1,246)

Cash flows used for financing activities:
Proceeds from exercise of common stock options	10	15
Principal payments on capital lease obligation	(28)	(3)
Deferred stock offering costs	—	(1,286)

Net cash used for financing activities	(18)	(1,274)

Effect of exchange rate changes on cash and cash equivalents	28	185

Net decrease in cash and cash equivalents	(1,792)	(5,622)
Cash and cash equivalents, beginning of period	30,237	45,079

Cash and cash equivalents, end of period	$28,445	$39,457

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
(1) Nature of Business
Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States and the United Kingdom, and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.
The Company completed an initial public offering (“IPO”) of its common stock on August 8, 2007. In connection with the Company’s IPO, the Company issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. The Company received net proceeds of $53,088 after deducting underwriting discounts and commissions of $4,312 and offering costs of $4,200. Upon the closing of the IPO, all shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of the Company’s common stock.
As of June 30, 2007, the Company had 80,000,000 shares of common stock and 62,075,638 shares of preferred stock authorized. In August 2007, the Company filed its Sixth Amended and Restated Certificate of Incorporation which increased the number of authorized shares of common stock to 120,000,000 and authorized 5,000,000 shares of undesignated preferred stock.
(2) Unaudited Interim Financial Information
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2007 included in the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended, which was declared effective by the Securities and Exchange Commission (“SEC”) on August 2, 2007. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.
Reverse Stock-Split
On July 18, 2007, the Company effected a one-for-3.13 reverse stock split of its common stock. All impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock authorized and outstanding, share issuances, shares underlying stock options and warrants, shares reserved and net income per share.
Basis of Consolidation
The consolidated financial statements reflect the accounts of the Company and its subsidiaries: Virtusa (India) Private Limited, organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, and Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, income taxes and related deferred tax assets and liabilities and share based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.
(3) Net Income per Share
The Company calculates net income per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128) and EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 (EITF No. 03-6). EITF No. 03-6 clarifies the use of the “two-class” method for the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s series A, B, C and D redeemable convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company. When determining basic earnings per share under EITF No. 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. Net losses are not allocated to preferred stockholders.
Basic net income per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income. There have been no dividends to common or redeemable convertible preferred stock for any of the periods presented.
Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive.
The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three months ended June 30,
	2006	2007

Numerators:
Net income	$2,888	$2,688
Net income allocated to participating redeemable convertible preferred stockholders	1,903	1,666

Net income available to common stockholders	$985	$1,022

Denominators:
Weighted average common shares outstanding	5,915,583	7,002,272
Dilutive effect of employee stock options and warrants	502,382	1,732,425
Dilutive effect of redeemable convertible preferred shares	11,425,786	11,425,786

Weighted average shares-Diluted	17,843,751	20,160,483
Net income per share-Basic	$0.17	$0.15

Net income per share-Diluted	$0.16	$0.13

During the three months ended June 30, 2006 and 2007, options to purchase 1,979,284 and 26,516 shares of common stock, respectively, were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect.

(4) Property and Equipment
Property and equipment and their estimated useful lives in years consist of the following:

	Estimated
	useful life	March 31,	June 30,
	(years)	2007	2007

Computer equipment	3	$16,446	$17,880
Furniture and fixtures	7	2,005	2,051
Vehicles	4	299	270
Software	3	2,835	2,865
Leasehold improvements	Lesser of estimated useful life or lease term	438	438
Capital work-in-progress		1,039	1,345

		23,062	24,849
Less—Accumulated depreciation and amortization		15,521	16,775

Property and equipment, net		$7,541	$8,074

Depreciation and amortization expense for the three months ended June 30, 2006 and 2007 was $721 and $912, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.
As of March 31, 2007 and June 30, 2007, the cumulative cost of equipment acquired under capital leases included in property and equipment totaled $36 and is fully amortized.
(5) Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $94 was recorded as a reduction to opening retained earnings and an increase to long-term liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $1,260, of which the entire amount would reduce income tax expense and the effective income tax rate if recognized. There have been no changes to the unrecognized tax benefit balance during the quarter ended June 30, 2007. No significant changes in the unrecognized tax benefit balance are expected in the next twelve months.
The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. At April 1, 2007, the Company had $152 accrued for interest and penalties relating to certain tax matters in India, and $49 accrued for interest and penalties relating to certain tax matters in the United States.
Currently, the Company is under income tax examination in India. The Company does not believe that the outcome of any examination will have a material effect on its consolidated financial statements. The Company’s major taxing jurisdictions include the U.S., U.K., India, and Sri Lanka. With few exceptions, we remain subject to examination for all years after 2000.
The Company’s effective tax rate was 3.6% for the three months ended June 30, 2006, which was comprised of actual foreign, state and alternative minimum cash tax liabilities, as compared to an effective tax rate of 20.4% for the three months ended June 30, 2007, which is computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses. The Company recognized the benefit of all of its deferred tax assets in the third quarter of fiscal 2007 when the Company released the valuation allowance.

(6) Post-Retirement Benefits
The Company has noncontributory defined benefit plans (the “Benefit Plans”) covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee’s years of service and compensation. Benefits are paid directly by the Company when they become due, in conformity with the funding requirements of applicable government regulations. The effect on the Company’s consolidated statement of operations of the Benefit Plans is summarized in the following table:

	Three months ended
	June 30,
	2006	2007

Service cost	$29	$56
Interest cost on projected benefit obligation	9	12
Recognized net actuarial loss	—	3

Net periodic pension expense	$38	$71

(7) Concentration of Revenues and Assets
Total revenues are attributed to geographic areas based on location of the customer. Assets are attributed to geographic area based on their physical location. Geographic information is summarized as follows:

	Three months ended
	June 30,
	2006	2007

Customer revenues:
North America	$21,201	$26,769
India	167	—
United Kingdom	4,257	10,677

Consolidated revenue	$25,625	$37,446

	March 31,	June 30,
	2007	2007

Long-lived assets, net of accumulated depreciation:
United States	$1,371	$1,408
India	3,848	4,324
Sri Lanka	2,281	2,299
United Kingdom	41	43

Consolidated long-lived assets, net	$7,541	$8,074

Major Customer
During the quarter ended June 30, 2007 sales to a major customer accounted for 25.5% of the Company's consolidated revenue.
Asset Concentration
At June 30, 2007 the company held assets of $17,562, $11,749, and $4,214 in the United Kingdom, India, and Sri Lanka, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors”. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Initial Public Offering
We completed an initial public offering (“IPO”) of our common stock on August 8, 2007. In connection with our IPO, we issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. We received net proceeds of $53.1 million after deducting underwriting discounts and commissions of $4.3 million and offering costs of $4.2 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of our common stock.
Business overview
We are a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. We have over 3,690 employees, or team members, and for the three months ended June 30, 2007 we had revenue of $37.4 million and income from operations of $3.2 million.
We have a high level of repeat business among our clients and a significant portion of our revenue comes from a limited number of clients. For instance, during the three months ended June 30, 2006 and 2007, 94% and 95%, respectively, of our revenue came from clients to whom we had been providing services for at least one year. Our ten largest clients accounted for 66% and 76% of our revenue for the three months ended June 30, 2006 and 2007, respectively. We expect to continue to realize high levels of repeat business. Client concentration is expected to decline as we grow, but will remain high as a percentage of our revenue.
High repeat business and client concentration is common in our industry. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.
We expanded operations into the United Kingdom to provide revenue diversification and reduce the risks associated with operating in a single country. As a result of this initiative, U.K. revenue increased from $4.3 million, or 17% of total revenue, to $10.7 million, or 29% of total revenue, for the three months ended June 30, 2006 and 2007, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 7% and 16% for the three months ended June 30, 2006 and 2007, respectively. The increased revenue earned from fixed-price contracts reflects our clients’ preferences. Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India and Sri Lanka to provide value-added services rapidly and cost-effectively. They do this by using our enhanced global delivery model, which we manage to a 20/80 onsite-to-offshore service delivery mix.
As an IT services company, our revenue growth has and will continue to be highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. Our attrition rate was 17.5% on a trailing twelve month basis as of June 30, 2007, which is within our targeted range. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.
We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling have changed substantially in recent years, and continued fluctuations are likely to affect our operating results. For instance, the exchange rate for the Indian rupee to the U.S. dollar and U.K. pound sterling decreased from 43.4417 and 85.2552 on March 31, 2007 to 40.7350 and 81.6301 on June 30, 2007, respectively. This appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling since March 31, 2007 has had a negative impact on our earnings and margins, and any continued appreciation is likely to have a negative impact on future earnings and margins.
Application of critical accounting estimates and risks
Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the preparation of our financial statements when both of the following are present:
•	the estimate is complex in nature or requires a high degree of judgment

•	the use of different estimates and assumptions could have a material impact on the consolidated financial statements
We have discussed the development and selection of our critical accounting estimates and related disclosures with the audit committee of our board of directors. Those estimates critical to the preparation of our consolidated financial statements are listed below.
Revenue recognition
Our revenue is derived from a variety of IT consulting, technology implementation and application outsourcing services. Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to GAAP. Revenue is recognized as work is performed and amounts are earned in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue over the period of performance.

Fixed-price engagements are accounted for under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position, or SOP, 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, we estimate the percentage-of-completion by comparing the actual number of work days performed to date to the estimated total number of days required to complete each engagement. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs to completion, including assumptions and estimates relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in other engagement-related costs. Estimates of total contract revenue and costs to completion are continually monitored during the term of the contract and are subject to revision as the contract progresses. Unforeseen circumstances may arise during an engagement requiring us to revise our original estimates and may cause the estimated profitability to decrease. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified. Depending on the specific contractual provisions and nature of the deliverable, revenue may be recognized as milestones are achieved or when final deliverables have been accepted.
Income taxes
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, including India, Sri Lanka, the United States and the United Kingdom, and this can involve complex issues which require an extended period of time to resolve. In the year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including changes in the geographic mix or estimated level of annual pretax income, as well as newly enacted tax legislation in each of the jurisdictions in which we operate.
Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm’s-length price. On an ongoing basis we estimate appropriate arm’s-length prices and use such estimates for our intercompany transactions.
On an ongoing basis, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. This evaluation considers the weight of all available evidence, including both future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we will not be able to realize a recognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in a decrease in income in the period such determination was made. Likewise, should we determine that we will be able to realize all or part of an unrecognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in an increase to income (or equity in the case of excess stock option tax benefits).
We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. Our Indian subsidiary is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each Software Technology Park, or STP, it operates. All STP holidays will be completely phased out by March 2009 and, at that time, any profits could be fully taxable at the Indian statutory rate, which is currently 34%. Although we believe we have complied with and are eligible for the STP holiday, it is possible that upon examination the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level. In anticipation of the phase-out of the STP holidays, we intend to locate at least a portion of our Indian operations in areas designated as Special Economic Zones (“SEZs”) to secure additional tax exemptions for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lankan subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate.

It is our intent to reinvest all accumulated earnings from India and Sri Lanka back into their respective operations to fund growth. As a component of this strategy, pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes-Special Areas, we do not accrue incremental U.S. taxes on Indian or Sri Lanka earnings as these earnings are considered to be permanently or indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, which would increase our overall effective tax rate.
Share-based compensation
Under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (SFAS No. 123R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the stock-based awards and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.
Since April 1, 2007, we have been obligated to pay a fringe benefit tax related to the exercise of stock options by our employees in India. The amount of such tax was immaterial for the three months ended June 30, 2007.
Results of operations
Three months ended June 30, 2006 compared to the three months ended June 30, 2007
The following table presents an overview of our results of operations for the three months ended June 30, 2006 and 2007.

	Three months ended
	June 30,
(dollars in thousands)	2006	2007	$ Change	% Change
Revenue	$25,625	$37,446	$11,821	46.1%
Costs of revenue	14,038	21,598	7,560	53.9

Gross profit	11,587	15,848	4,261	36.8
Operating expenses	9,273	12,660	3,387	36.5

Income from operations	2,314	3,188	874	37.8
Other income	681	189	(492)	(72.2)

Income before income tax expense	2,995	3,377	382	12.8
Income tax expense	107	689	582	543.9

Net income	$2,888	$2,688	$(200)	(6.9)%

Revenue
Revenue increased from $25.6 million in the three months ended June 30, 2006 to $37.4 million in the three months ended June 30, 2007, representing an increase of $11.8 million, or 46.1%. The rise in quarterly revenue was driven by continued, strong demand for our services. Billable hours increased approximately 45% over this time period contributing approximately $10.8 million to the revenue increase. This was augmented by an increase in our average realized billing rate per consultant which contributed approximately $1.8 million of the total revenue increase. These increases were partially offset by revenue deferrals of approximately $1.9 million due to the timing of revenue recognition from the three months ended June 30, 2007 to subsequent periods. Our top ten clients in the three months ended June 30, 2006 and 2007 accounted for 66% and 76% of our revenue, respectively. North America revenue increased 26.3%, from $21.2 million in the three months ended June 30, 2006 to $26.7 million in the three months ended June 30, 2007. U.K. revenue increased 150.8% from $4.3 million in the three months ended June 30, 2006 to $10.7 million in the three months ending June 30, 2007, due to significant growth in revenue from one of our clients. We do not expect our U.K. revenue to continue to grow at this rate of percentage increase during future periods. In addition, the strengthening of the U.K. pound sterling as compared to the U.S. dollar during the three months ended June 30, 2007 contributed $0.5 million to the quarter over quarter revenue increase.

Costs of revenue
Costs of revenue increased from $14.0 million in the three months ended June 30, 2006 to $21.6 million in the three months ended June 30, 2007, an increase of $7.6 million, or 53.9%. A significant portion of the increase was attributable to an increase in the number of IT professionals to support revenue growth, from 2,575 as of June 30, 2006 to 3,370 as of June 30, 2007, resulting in additional compensation costs of $5.6 million. Wage increases in India and Sri Lanka during the three months ended June 30, 2007 added $1.0 million to our costs of revenue as compared to the three months ended June 30, 2006. We also incurred $0.3 million of additional costs related to subcontractors working on client engagements for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Share-based compensation expense rose from $0.1 million in the three months ended June 30, 2006 to $0.2 million in the three months ended June 30, 2007. The effects of a weaker U.S. dollar against the Indian rupee during the three months ended June 30, 2007, also increased our costs of revenue by approximately $0.7 million. The impact of this increase was partially offset by the absence of $0.4 million in losses on foreign currency forward contracts which either settled or were marked to market during the three months ended June 30, 2006.
Gross profit
Our gross profit increased from $11.6 million in the three months ended June 30, 2006 to $15.8 million in the three months ended June 30, 2007, an increase of $4.3 million, or 36.8%. As a percentage of revenue, gross margin decreased from 45.2% in the three months ended June 30, 2006 to 42.3% in the three months ended June 30, 2007. The decrease in gross margin as a percentage of revenue is primarily the result of these wage increases in India and Sri Lanka and the strengthening of the India rupee against the U.S. dollar.
Operating expenses
Operating expenses increased from $9.3 million in the three months ended June 30, 2006 to $12.7 million in the three months ended June 30, 2007, an increase of $3.4 million, or 36.5%. $1.5 million was attributable to an increase in facilities expense to accommodate the increase in the number of team members in India, Sri Lanka and the United Kingdom; $1.3 million was attributable to increased salary and benefit costs and $0.2 million to share-based compensation expense. The growth in headcount on a period over period basis was the primary driver of the aforementioned increases in expenses. We increased our staffing within the non-technical professional departments from 243 team members to 322 team members from June 30, 2006 to June 30, 2007. There was also an increase in costs of professional services provided by outside consulting firms and administrative consultants by $0.4 million during the three months ended June 30, 2007 as compared to the three months June 30, 2006. Effects of a weaker U.S. dollar against the Indian rupee during the three months ended June 30, 2007, contributed approximately $0.4 million to this increase. In the fiscal years ended March 31, 2006 and 2007, we invested in sales, marketing, IT infrastructure, human resource programs and financial operations. Our investments in our infrastructure, principally in staff and systems, provided us with higher economies of scale and supported our revenue growth. As a result, operating expenses as a percentage of revenue decreased from 36.2% in the three months ended June 30, 2006 to 33.8% in the three months ended June 30, 2007.
Income from operations
Income from operations increased from $2.3 million in the three months ended June 30, 2006 to $3.2 million in the three months ended June 30, 2007, an increase of $0.9 million. This improvement resulted from higher overall gross profit and from lower operating expenses as a percentage of revenue. As a percentage of revenue income from operations decreased from 9.0% to 8.5% in the three months ended June 30, 2006, and 2007, respectively, as a result of our decline in gross margin from 45.2% in the three months ended June 30, 2006 to 42.3% during the three months ended June 30, 2007.

Other income
Other income decreased from $0.7 million in the three months ended June 30, 2006 to $0.2 million in the three months ended June 30, 2007. The decrease was primarily attributable to the effect of a weaker U.S. dollar against the Indian rupee resulting in net foreign exchange loss of $0.3 million on U.S. dollar denominated assets in India during the three months ended June 30, 2007 as compared to net exchange gain of $0.4 million in the three months ended June 30, 2006. This was partially offset by an increase in interest income by $0.2 million in the three months ended June 30, 2007 due to a higher average cash balance.
Income tax expense
We had income tax expense of $0.1 million in the three months ended June 30, 2006 compared to income tax expense of $0.7 million in the three months ended June 30, 2007. Our effective tax rate was 3.6% for the three months ended June 30, 2006, which was comprised of actual foreign, state and alternative minimum cash tax liabilities, as compared to an effective tax rate of 20.4% for the three months ended June 30, 2007, which is computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses. We recognized the benefit of all of our deferred tax assets in the third quarter of fiscal 2007 when we released our valuation allowance.
Net income
Net income decreased from $2.9 million in the three months ended June 30, 2006 to $2.7 million in the three months ended June 30, 2007. This decrease was driven primarily by exchange fluctuations quarter over quarter and an increase in our effective tax rate for the comparative periods.
Liquidity and capital resources
We completed an IPO of our common stock on August 8, 2007. In connection with our IPO, we issued and sold 4.4 million shares of common stock at a public offering price of $14.00 per share. We received net proceeds of $53.1 million after deducting underwriting discounts and commissions of $4.3 million and offering costs of $4.2 million.
We have financed our operations primarily from sales of shares of equity securities, including preferred and common stock and from cash from operations. We have not borrowed against our existing or preceding credit facilities.
As of June 30, 2007, we had cash and cash equivalents of $39.5 million, of which $3.3 million was held outside the United States. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of foreign exchange contracts to be supported by our borrowing base. There were no such contracts outstanding at June 30, 2007. Advances under our credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. Our credit facility is secured by the grant of a security interest in all of our U.S. assets in favor of the bank and contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. Our credit facility expires on September 30, 2007. We intend to extend this line prior to its expiration. As of June 30, 2007, we had no amounts outstanding under this credit facility.
The funds held at locations outside of the United States are for future operating expenses and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds from India to the United States in the form of dividends, they would be subject to Indian dividend distribution tax, which is currently at a rate of approximately 17%, as well as U.S. corporate income tax on the dividends.
We believe that our available cash and cash equivalents, and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flow increases, our continued intent not to repatriate earnings from India and Sri Lanka and the availability of public and private debt and equity financing. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Anticipated capital expenditures
We are beginning the work to build a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next three fiscal years at a total estimated cost of $30.0 million, of which we anticipate spending between $10.0 million and $12.0 million during the fiscal year ending March 31, 2008. Through June 30, 2007, we have spent $1.0 million toward the completion of this facility with approximately $0.2 million spent during the three month period ended June 30, 2007. Other capital expenditures during the three months ended June 30, 2007 were approximately $1.2 million. We expect other capital expenditures in the normal course of business for the remainder of fiscal 2008 to be approximately $6.5 million, primarily for leasehold improvements, capital equipment and purchased software.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three months ended
	June 30,
(in thousands)	2006	2007

Net cash used for operating activities	$(1,104)	$(3,287)
Net cash used for investing activities	(698)	(1,246)
Net cash used for financing activities	(18)	(1,274)
Effect of exchange rate changes on cash	28	185

Net decrease in cash and cash equivalents	(1,792)	(5,622)
Cash and cash equivalents, beginning of period	30,237	45,079

Cash and cash equivalents, end of period	$28,445	$39,457

Net cash used for operating activities
Net cash used for operating activities was $3.3 million during the three months ended June 30, 2007 as compared to $1.1 million during the three months ended June 30, 2006. This increase was attributable to increases in prepaid expenses of $1.7 million due to by our acquisition of additional leased space in Asia, and the purchase of additional software licenses due to the increase in the size of our workforce. In addition, we experienced increases in our trade accounts receivable balance of $0.9 million, and decreases in deferred revenue of $0.6 million due to increased sales during the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. These uses of cash were partially offset by an increase in accrued employee compensation of $0.5 million due to the timing of year-end bonus payments as compared to the three months ended June 30, 2006 and an increase of $0.3 million in other accrued expenses and long-term liabilities.
Net cash used for investing activities
Net cash used for investing activities was $1.2 million during the three months ended June 30, 2007 as compared to $0.7 million during the three months ended June 30, 2006. The increase was due to spending of $0.2 million on our Hyderabad facility during the three months ended June 30, 2007, as compared to June 30, 2006 and the absence during the current year of a gain from the sale of an equity investment for $0.5 million during the three months ended June 30, 2006.
Net cash used for financing activities
Net cash of $1.3 million was used by financing activities during the three months ended June 30, 2007. The increase in cash used as compared to the same period in the prior fiscal year was due to $1.3 million of cash used to fund our initial public offering process.

Recent accounting pronouncements
In February 2007, the FASB released SFAS 159, The Fair Value Option for Financial Assets and Financial Liability. SFAS 159 allows entities to measure many financial instruments and certain other items at their fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We will adopt SFAS 159 in our fiscal year beginning on April 1, 2008. We are currently evaluating the requirements of SFAS 159 and have not yet determined its impact on our financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange rate risk
We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to India rupee denominated expenses might be affected by changes in exchange rates. These contracts may not qualify for hedge accounting under SFAS 133: Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. We had no outstanding foreign currency derivative contracts at June 30, 2007.
We evaluate our foreign exchange policy on an ongoing basis to asses our ability to address foreign exchange exposures on our balance sheet and operating cash flows from the U.K. pound sterling, India rupee, and the Sri Lanka rupee .
Interest rate risk
We do not believe we are exposed to material direct risks associated with changes in interest rates. As of June 30, 2007, we had $39.5 million in cash and cash equivalents and short-term investments, the interest income from which is affected by changes in short-term interest rates. We had no debt outstanding as of June 30, 2007.
Concentration of credit risk
Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, accounts receivable and unbilled accounts receivable. We place our temporary cash in liquid investments at highly-rated financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are periodically a party to routine litigation incidental to our business. We do not believe that we are a party to any pending legal proceeding that is likely to have a material adverse effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.
Risks relating to our business
Our revenue is highly dependent on a small number of clients and the loss of any one of our major clients could significantly harm our results of operations and financial condition.
We have historically earned and believe that over the next few years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 45%, 43% and 49% of our revenue in our fiscal years ended March 31, 2005, 2006 and 2007, respectively, from our top five clients during those periods. For the fiscal year ended March 31, 2007, British Telecommunications plc, or BT, our largest client, accounted for 23% of our revenue; no other customer accounted for 10% of our revenue in that year. During the fiscal years ended March 31, 2006 and 2007, 91% and 97% of our revenue, respectively came from clients to whom we had been providing services for at least one year and 68% and 84%, respectively, came from clients to whom we had been providing services for at least two years. The loss of any one of our major clients could reduce our revenue or delay our recognition of revenue, harm our reputation in the industry and reduce our ability to accurately predict cash flow. For example, a major client terminated our service engagements within the fourth quarter of fiscal year 2005, and that termination negatively affected our results of operations for the fourth quarter of fiscal year 2005 and the first quarter of fiscal year 2006. The loss of any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Further, the loss of any one of our major clients has required, and could in the future require, us to initiate involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future. We may not be able to maintain our client relationships and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. In addition, although we have recently entered into a five-year IT services agreement with BT that is premised upon minimum aggregate expenditures by BT of approximately $200 million over the term of the agreement, there can be no assurance that we will realize the full amount of those expenditures or that the agreement will not be terminated prior to the end of its term.
In addition, this client concentration may subject us to perceived or actual leverage that our clients may have given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business would be seriously harmed.
The IT services market is highly competitive and our competitors may have advantages that may allow them to compete more effectively than we do to secure client contracts and attract skilled IT professionals.
The IT services market in which we operate includes a large number of participants and is highly competitive. Our primary competitors include:
•	offshore IT outsourcing firms

•	consulting and systems integration firms
We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, as well as offshore IT service providers with facilities in less expensive geographies within India.
The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers that we compete with have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners, which has created and may in the future create, larger and better capitalized competitors. These competitors may have superior abilities to compete for market share and for our existing and prospective clients. Our competitors may be better able to use significant economic incentives, such as lower billing rates, to secure contracts with our existing and prospective clients. These competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow these competitors to have advantages over us to meet client demands in an engagement for large numbers and varied types of resources with specific experience or skill-sets that we may not have readily available in the short- or long-term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.
If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and continue to expand existing projects may result in loss of revenue and an inability to expand our business.
Our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. If we cannot hire and retain such additional qualified personnel, our ability to obtain, manage and staff new projects and to expand, manage and staff existing projects, may be impaired. We may then lose revenue and our ability to expand our business may be harmed. There is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. We and the industry in which we operate generally experience high employee attrition. According to a survey of Indian companies conducted by Hewitt Associates, a human resources consulting firm, the attrition rate in 2006 for respondents was approximately 19.0%.

Given our recent significant growth and strong demand for IT professionals from our competitors, we cannot assure you that we will be able to hire or retain the number of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals could have a material adverse effect on our business, operating results and financial condition.
Our quarterly financial position, revenue, operating results and profitability are difficult to predict and may vary from quarter to quarter, which could cause our share price to decline significantly.
Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. For example, our quarterly results ranged from an operating loss of $0.6 million for the quarter ended September 30, 2005 to operating income of $1.3 million for the quarter ended December 31, 2005. The factors that are likely to cause these variations include:
•	the number, timing, scope and contractual terms of IT projects in which we are engaged

•	delays in project commencement or staffing delays due to immigration issues or assignment of appropriately skilled or experienced personnel

•	the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project

•	changes in pricing in response to client demand and competitive pressures

•	the mix of onsite and offshore staffing

•	the mix of leadership and senior technical resources to junior engineering resources staffed on each project

•	our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

•	seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

•	the ratio of fixed-price contracts to time-and-materials contracts in process

•	employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

•	unexpected changes in the utilization rate of our IT professionals

•	unanticipated contract or project terminations

•	the timing of collection of accounts receivable

•	the continuing financial stability of our clients

•	general economic conditions
As a result, our revenue and our operating results for a particular period are difficult to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also difficult to predict because we derive a substantial portion of our revenue from fees for services generated from short-term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to personnel and facilities, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:
•	a client’s decision not to pursue a new project or proceed to succeeding stages of a current project
•	the completion during a quarter of several major client projects could require us to pay underutilized employees in subsequent periods
•	adverse business decisions of our clients regarding the use of our services
•	our inability to transition employees quickly from completed projects to new engagements
•	our inability to manage costs, including personnel, infrastructure, facility and support services costs
•	exchange rate fluctuations
Due to the foregoing factors, it is possible that in some future periods our revenue and operating results may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time and our business, financial condition and results of operations would be adversely affected.
The loss of key members of our senior management team may prevent us from executing our business strategy.
Our future success depends to a significant extent on the continued service and performance of key members of our senior management team. Our growth and success depends to a significant extent on our ability to retain Kris Canekeratne, our chief executive officer, who is a founder of our company and has led the growth, operation, culture and strategic direction of our business since its inception. The loss of his services or the services of other key members of our senior management could seriously harm our ability to execute our business strategy. Although we have entered into agreements with our executive officers providing for severance and change in control benefits to them, our executive officers or other key employees could terminate their employment with us at any time. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. We do not maintain key man life insurance on any of our employees other than Kris Canekeratne.
Currency exchange rate fluctuations may negatively affect our operating results.
The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling have changed substantially in recent years and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of services, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. In this regard, the exchange rate for the Indian rupee to the U.S. dollar and U.K. pound sterling decreased from 43.4417 and 85.2552 on March 31, 2007 to 40.7350 and 81.6301 on June 30, 2007, respectively. The appreciation of the Indian rupee against the U.S. dollar and U.K. pound sterling since March 31, 2007 has had a negative impact on our earnings and margins, and any continued appreciation is likely to have a negative impact on future earnings and margins.
We may lose revenue if our clients terminate or delay their contracts with us.
Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Many of our contracts for services have terms of less than 12 months and permit our clients to terminate our engagement on prior written notice of 90 days or less for convenience, and without termination-related penalties. Further, many large client projects typically involve multiple independently defined stages, and clients may choose not to retain us for additional stages of a project or cancel or delay their start dates. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, including:
•	client financial difficulties
•	a change in a client’s strategic priorities, resulting in a reduced level of IT spending
•	a client’s demand for price reductions
•	a change in a client’s outsourcing strategy that shifts work to in-house IT departments or to our competitors
•	replacement by our client of existing software to packaged software supported by licensors

If our contracts were terminated early or materially delayed, our business and operating results could be materially harmed and the value of our common stock could be impaired. Unexpected terminations, cancellation or delays in our client engagements could also result in increased operating expenses as we transition our employees to other engagements.
We may incur liability to certain option holders as a result of our failure to register under the Exchange Act.
We may have been required to register as a reporting company under the Exchange Act as a result of having more than 500 option holders as of March 31, 2003, which would have required us to file a registration statement on Form 10 by July 29, 2003. Upon the effectiveness of such Form 10 registration statement, we would have been required to file periodic reports with the Securities and Exchange Commission. We reduced the number of our option holders to fewer than 300 in July 2005, which would have permitted us to terminate any such registration. The exemption from registration under Rule 701 of the Securities Act may not have been available during the intervening period, and grants of certain options under our stock option plan between August 12, 2003 and December 28, 2004 may not have been otherwise exempt from registration or qualification under federal and state securities laws. In particular, grants to 15 newly-hired, U.S.-based employees of stock options for an aggregate of 101,750 shares of common stock with an aggregate exercise price of $462,558 and a weighted average exercise price of $4.55 per share may not have been exempt from registration or qualification under federal and state securities laws. Although we believe that those option grants were made pursuant to valid exemptions from the registration requirements of the Securities Act of 1933, or the Securities Act, the holders of those options could nonetheless assert that they have rescission rights. If we are required, or elect, to make rescission offers to the holders of those options and such offers are accepted, we could be required to make payments to those holders equal to the value of the options plus statutory interest. Moreover, our financial exposure could be higher if so determined by the courts or regulators.
We may face damage to our professional reputation if our services do not meet our clients’ expectations.
Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. If a client is not satisfied with our services or products, including those of subcontractors we employ, our business may suffer. Moreover, if we fail to meet our contractual obligations, our clients may terminate their contracts and we could face legal liabilities and increased costs, including warranty claims against us. Any failure in a client’s project could result in a claim for substantial damages, non-payment of outstanding invoices, loss of future business with such client and increased costs due to non-billable time of our resources dedicated to address any performance or client satisfaction issues, regardless of our responsibility for such failure.
We may not be able to continue to maintain or increase our profitability and our recent growth rates may not be indicative of our future growth.
We have been consistently profitable only since the quarter ended December 31, 2005. We may not succeed in maintaining our profitability and could incur losses in future periods. We expect to incur additional operating expenses associated with being a public company and we intend to continue to increase our operating expenses, including stock-based compensation, in all areas as we grow our business. If we experience declines in demand or declines in pricing for our services, or if wages in India or Sri Lanka increase at a faster rate than in the United States and the United Kingdom, we will be faced with continued growing costs for our IT professionals, including wage increases. We also expect to continue to make investments in infrastructure, facilities, sales and marketing and other resources as we expand our operations, thus incurring additional costs. If our revenue does not increase to offset these increases in costs or operating expenses, our operating results would be negatively affected. In fact, in future quarters we may not have any revenue growth and our revenue and net income could decline. You should not consider our historic revenue and net income growth rates as indicative of future growth rates. Accordingly, we cannot assure you that we will be able to maintain or increase our profitability in the future.
A significant or prolonged economic downturn in the IT services industry may result in our clients reducing or postponing spending on the services we offer.
Our revenue is dependent on entering into large contracts for our services with a limited number of clients each year. Because we are not the exclusive IT service provider for our clients, the volume of work that we perform for any specific client is likely to vary from year to year. There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our client contracts. For instance, if economic conditions weaken in the IT services industry, our clients may reduce or postpone their IT spending significantly which may, in turn, lower the demand for our services and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, clients may change their outsourcing strategy by performing more work in-house or replacing their existing software with packaged software supported by the licensor. The loss of, or any significant decline in business from, one or more of our major clients likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these clients could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.
Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States or the United Kingdom, which could result in lost revenue and delays in client engagements and otherwise adversely affect our ability to meet our growth and revenue projections.
The vast majority of our employees are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on the ability to obtain the necessary visas and entry permits. In recent years, the United States has increased the level of scrutiny in granting H-1B, L-1 and ordinary business visas. In response to terrorist attacks and global unrest, U.S. and U.K. immigration authorities, as well as other countries, have not only increased the level of scrutiny in granting visas, but have also introduced new security procedures, which include extensive background checks, personal interviews and the use of biometrics, as conditions to granting visas and work permits. A number of European countries are considering changes in immigration policies as well. The inability of key project personnel to obtain necessary visas or work permits could delay or prevent our fulfillment of client projects, which could hamper our growth and cause our revenue to decline. These restrictions and additional procedures may delay, or even prevent, the issuance of a visa or work permit to our IT professionals and affect our ability to staff projects in a timely manner. Any delays in staffing a project can result in project postponement, delays or cancellation, which could result in lost revenue and decreased profitability and have a material adverse effect on our business, revenue, profitability and utilization rates.

Immigration laws in countries in which we seek to obtain visas or work permits may require us to meet certain other legal requirements as conditions to obtaining or maintaining entry visas. These immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. We cannot predict the political or economic events that could affect immigration laws, or any restrictive impact those events could have on obtaining or monitoring entry visas for our personnel. Our reliance on work visas and work permits for a significant number of our IT professionals makes us particularly vulnerable to such changes and variations, particularly in the United States and the United Kingdom, because these immigration and legislative changes affect our ability to staff projects with IT professionals who are not citizens of the country where the onsite work is to be performed. We may not be able to obtain a sufficient number of visas for our IT professionals or may encounter delays or additional costs in obtaining or maintaining such visas. To the extent we experience delays due to such immigration restrictions, we may encounter client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.
Our management has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.
The individuals who constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to public companies. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. Our management team and other personnel will need to devote a substantial amount of time to these new compliance initiatives and we may not successfully or efficiently manage our transition into a public company. In particular, these new obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely affect our business operations.
In addition, the Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we will incur substantial accounting expense and expend significant management time. Compared to many newly-public companies, the scale of our organization and our significant foreign operations may make it more difficult to comply with Section 404 in a timely manner. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, because effective internal controls are necessary for us to produce reliable financial reports and prevent fraud, our failure to satisfy the requirements of Section 404 could harm investor confidence in the reliability of our financial statements, which could harm our business and the trading price of our common stock.
We may be required to spend substantial time and expense before we can recognize revenue, if any, from a client contract.
The period between our initial contact with a potential client and the execution of a client contract for our services is lengthy, and can extend over one or more fiscal quarters. To sell our services successfully and obtain an executed client contract, we generally have to educate our potential clients about the use and benefits of our services, which can require significant time, expense and capital without the ability to realize revenue, if any. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenue, and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular quarter, could reduce our revenue in that quarter. These delays or failures can cause our gross margin and profitability to fluctuate significantly from quarter to quarter. Overall, any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could have a material adverse effect on our business, financial condition and results of operations.
We are investing substantial cash in new facilities and our profitability could be reduced if our business does not grow proportionately.
We currently plan to spend approximately $30 million over the next three fiscal years in connection with the construction and build-out of a facility on our planned campus in Hyderabad, India. We also intend to make increased investments to expand our existing global delivery centers or procure additional capacity and facilities in Chennai, India and Colombo, Sri Lanka. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such expansion may also significantly increase our fixed costs. If we are unable to expand our business and revenue proportionately, our profitability will be reduced.
We may not be able to recognize revenue in the period in which our services are performed, which may cause our margins to fluctuate.
Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to applicable accounting standards. These standards require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. If we perform our services prior to the time when we are able to recognize the associated revenue, our margins may fluctuate significantly from quarter to quarter.
Additionally, payment of our fees on fixed-price contracts are based on our ability to provide deliverables on certain dates or meet certain defined milestones. Our failure to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines, or otherwise meet a client’s expectations, may result in our having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which the milestone is met.
Our inability to manage to a desired onsite-to-offshore service delivery mix may negatively affect our gross margins and costs and our ability to offer competitive pricing.
We may not succeed in maintaining or increasing our profitability and could incur losses in future periods if we are not able to manage to a desired onsite-to-offshore service delivery mix. To the extent that our engagements involve an increasing number of consulting, production support, software package implementation or other services typically requiring a higher percentage of onsite resources, we may not be able to manage to our desired service delivery mix. Additionally, other factors like client constraint or preferences or our inability to manage engagements effectively with limited resources onsite may result in a higher percentage of onsite resources than our desired service delivery mix. Accordingly, we cannot assure you that we will be able to manage to our desired onsite-to-offshore service delivery mix. If we are unable to manage to our targeted service delivery mix, our gross margins may decline and our profitability may be reduced. Additionally, our costs will increase and we may not be able to offer competitive pricing to our clients.
The international nature of our business exposes us to several risks, such as significant currency fluctuations and unexpected changes in the regulatory requirements of multiple jurisdictions.
We have operations in India, Sri Lanka and the United Kingdom and we serve clients across Europe, North America and Asia. For the fiscal years ended March 31, 2006 and 2007, revenue generated outside of North America accounted for 14% and 26% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with our parent company incorporated in Delaware and operating subsidiaries organized in India, Sri Lanka and the United Kingdom. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

•	significant currency fluctuations between the U.S. dollar and the U.K. pound sterling (in which our revenue is principally denominated) and the Indian and Sri Lankan rupees (in which a significant portion of our costs are denominated)
•	legal uncertainty owing to the overlap of different legal regimes and problems in asserting contractual or other rights across international borders, including compliance with local laws of which we may be unaware
•	potentially adverse tax consequences, such as scrutiny of transfer pricing arrangements by authorities in the countries in which we operate, potential tariffs and other trade barriers
•	difficulties in staffing, managing and supporting operations in multiple countries
•	potential fluctuations in foreign economies
•	unexpected changes in regulatory requirements
•	government currency control and restrictions on repatriation of earnings
•	the burden and expense of complying with the laws and regulations of various jurisdictions
•	domestic and international economic or political changes, hostilities, terrorist attacks and other acts of violence or war
•	earthquakes, tsunamis and other natural disasters in regions where we currently operate or may operate in the future
Negative developments in any of these areas in one or more countries could result in a reduction in demand for our services, the cancellation or delay of client contracts, threats to our intellectual property, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively affect our business, financial condition or results of operations.
If we fail to manage our rapid growth effectively, we may not be able to obtain, develop or implement new systems, infrastructure, procedures and controls that are required to support our operations, maintain cost controls, market our services and manage our relationships with our clients.
We have experienced rapid growth in recent periods. From March 31, 2005 to March 31, 2007, the number of our team members increased from 2,251 to 3,576. We expect that we will continue to grow and our anticipated growth could place a significant strain on our ability to:
•	recruit, hire, train, motivate and retain highly-skilled IT services and management personnel
•	adequately and timely staff personnel at client locations in the United States and Europe due to increasing immigration and related visa restrictions and intense competition to hire and retain these skilled IT professionals
•	adhere to our global delivery process and execution standards
•	maintain and manage costs to correspond with timeliness of revenue recognition
•	develop and improve our internal administrative infrastructure, including our financial, operational and communication systems, processes and controls
•	provide sufficient operational facilities and offshore global delivery centers to accommodate and satisfy the capacity needs of our growing workforce on reasonable commercial terms, or at all, whether by leasing, buying or building suitable real estate
•	preserve our corporate culture, values and entrepreneurial environment
•	maintain high levels of client satisfaction

To manage this anticipated future growth effectively, we must continue to maintain and may need to enhance, our IT infrastructure, financial and accounting systems and controls and manage expanded operations in several locations. We also must attract, integrate, train and retain qualified personnel, especially in the areas of accounting, internal audit and financial disclosure. Further, we will need to manage our relationships with various clients, vendors and other third parties. We may not be able to develop and implement, on a timely basis, if at all, the systems, infrastructure procedures and controls required to support our operations. Additionally some factors, like changes in immigration laws or visa processing restrictions that limit our ability to engage offshore resources at client locations in the United States or the United Kingdom, are outside of our control. Our future operating results will also depend on our ability to develop and maintain a successful sales organization despite our rapid growth. If we are unable to manage our growth, our operating results could fluctuate from quarter to quarter and our financial condition could be materially adversely affected.
Unexpected costs or delays could make our contracts unprofitable.
When making proposals for engagements, we estimate the costs and timing for completion of the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies, staffing of resources, complexities of the engagement and costs. The profitability of our engagements, and in particular our fixed-price contracts, are adversely affected by increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, which could make these contracts less profitable or unprofitable. The occurrence of any of these costs or delays could result in an unprofitable engagement or litigation.
We may face liability if we inappropriately disclose confidential client information.
In the course of providing services to our clients, we may have access to confidential client information. We are bound by certain agreements to use and disclose this information in a manner consistent with the privacy standards under regulations applicable to our clients. Although these privacy standards may not apply directly to us, if any person, including an employee of ours, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or our clients’ customers. In addition, in the event of any breach or alleged breach of our confidentiality agreements with our clients, these clients may terminate their engagements with us or sue us for breach of contract, resulting in the associated loss of revenue and increased costs. We may also be subject to civil or criminal liability if we are deemed to have violated applicable regulations. We cannot assure you that we will adequately address the risks created by the regulations to which we may be contractually obligated to abide.
We will incur significant increased costs as a result of being a public company.
We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the NASDAQ Stock Market, has imposed various requirements on public companies, including changes in the corporate governance practices of public companies. We expect these rules and regulations to increase our legal and financial compliance costs and to make legal, accounting and administrative activities more time-consuming and costly. We also expect to incur substantially higher costs to obtain directors and officers insurance.
Our failure to anticipate rapid changes in technology may negatively affect demand for our services in the marketplace.
Our success will depend, in part, on our ability to develop and implement business and technology solutions that anticipate rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, which may negatively affect demand for our solutions in the marketplace. Also, if our competitors respond faster than we do to changes in technology, industry standards and client preferences, we may lose business and our services may become less competitive or obsolete. Any one or a combination of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.
Interruptions or delays in service from our third-party providers could impair our global delivery model, which could result in client dissatisfaction and a reduction of our revenue.
We depend upon third parties to provide a high speed network of active voice and data communications 24 hours per day and various satellite and optical links between our global delivery centers and our clients. Consequently, the occurrence of a natural disaster or other unanticipated problems with the equipment or at the facilities of these third-party providers could result in unanticipated interruptions in the delivery of our services. For example, we may not be able to maintain active voice and data communications between our global delivery centers and our clients’ sites at all times due to disruptions in these networks, system failures or virus attacks. Any significant loss in our ability to communicate or any impediments to any IT professional’s ability to provide services to our clients could result in a disruption to our business, which could hinder our performance or our ability to complete client projects in a timely manner. This, in turn, could lead to substantial liability to our clients, client dissatisfaction, loss of revenue and a material adverse effect on our business, our operating results and financial condition. We cannot assure you that our business interruption insurance will adequately compensate our clients or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose clients.
Our services may infringe on the intellectual property rights of others, which may subject us to legal liability, harm our reputation, prevent us from offering some services to our clients or distract management.
We cannot be sure that our services or the deliverables that we develop and create for our clients do not infringe the intellectual property rights of third parties and infringement claims may be asserted against us or our clients. These claims may harm our reputation, distract management, cost us money and prevent us from offering some services to our clients. Historically, we have generally agreed to indemnify our clients for all expenses and liabilities resulting from infringement of intellectual property rights of third parties based on the services and deliverables that we have performed and provided to our clients. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. In addition, as a result of intellectual property litigation, we may be required to stop selling, incorporating or using products that use or incorporate the infringed intellectual property. We may be required to obtain a license or pay a royalty to make, sell or use the relevant technology from the owner of the infringed intellectual property. Such licenses or royalties may not be available on commercially reasonable terms, or at all. We may also be required to redesign our services or change our methodologies so as not to use the infringed intellectual property, which may not be technically or commercially feasible and may cause us to expend significant resources. Subject to certain limitations, under our indemnification obligations to our clients, we may also have to provide refunds to our clients to the extent that we must require them to cease using an infringing deliverable if we are unable to provide a work around or acquire a license to permit use of the infringing deliverable that we had provided to them as part of a service engagement. If we are obligated to make any such refunds or dedicate time to provide alternatives or acquire a license to the infringing intellectual property, our business and financial condition could be materially adversely affected.

Any claims or litigation involving intellectual property, whether we ultimately win or lose, could be extremely time-consuming, costly and injure our reputation.
As the number of patents, copyrights and other intellectual property rights in our industry increases, we believe that companies in our industry will face more frequent infringement claims. Defending against these claims, even if the claims have no merit, may not be covered by or could exceed the protection offered by our insurance and could divert management’s attention and resources from operating our company.
Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.
We anticipate that our current cash and cash equivalents, together with the net proceeds of our initial public offering, will be sufficient to meet our current needs for general corporate purposes for the foreseeable future. We may also need additional financing to execute our current or future business strategies, including to:
•	add additional global delivery centers
•	procure additional capacity and facilities
•	hire additional personnel
•	enhance our operating infrastructure
•	acquire businesses or technologies
•	otherwise respond to competitive pressures
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. Any such debt financing could require us to comply with restrictive financial and operating covenants, which could have a material adverse impact on our business, results of operations or financial condition. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations and growth, take advantage of unanticipated opportunities or otherwise respond to competitive pressures may be significantly limited.
Potential future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results.
We may acquire or make strategic investments in complementary businesses, technologies or services or enter into strategic partnerships or alliances with third parties to enhance our business. If we do identify suitable candidates, we may not be able to complete transactions on terms commercially acceptable to us, if at all. These types of transactions involve numerous risks, including:
•	difficulties in integrating operations, technologies, accounting and personnel
•	difficulties in supporting and transitioning clients of our acquired companies or strategic partners
•	diversion of financial and management resources from existing operations
•	risks of entering new markets
•	potential loss of key employees
•	inability to generate sufficient revenue to offset transaction costs
We may finance future transactions through debt financing or the issuance of our equity securities or a combination of the foregoing. Acquisitions financed with the issuance of our equity securities could be dilutive, which could affect the market price of our stock. Acquisitions financed with debt could require us to dedicate a substantial portion of our cash flow to principal and interest payments and could subject us to restrictive covenants. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. It is possible that we may not identify suitable acquisition, strategic investment or partnership or alliance candidates. Our inability to identify suitable acquisition targets, strategic investments, partners or alliances, or our inability to complete such transactions, may negatively affect our competitiveness and growth prospects. Moreover, if we fail to properly evaluate acquisitions, alliances or investments, we may not achieve the anticipated benefits of any such transaction and we may incur costs in excess of what we anticipate.
Our profitability is dependent on our billing and utilization rates, which may be negatively affected by various factors.
Our profit margin is largely a function of the rates we are able to charge for our services and the utilization rate of our IT professionals. The rates we are able to charge for our services are affected by a number of factors, including:
•	our clients’ perception of our ability to add value through our services
•	the introduction of new services or products by us or our competitors
•	the pricing policies of our competitors
•	general economic conditions
A number of factors affect our utilization rate, including:
•	our ability to transition employees quickly from completed or terminated projects to new engagements
•	our ability to maintain continuity of existing resources on existing projects
•	our ability to obtain visas for offshore personnel to commence projects at a client site for new or existing engagements
•	the amount of time spent by our employees on non-billable training activities
•	our ability to forecast demand for our services and thereby maintain an appropriate number of employees
•	our ability to manage employee attrition
•	seasonal trends, primarily our hiring cycle, holidays and vacations
•	the number of campus hires
If we are not able to maintain the rates we charge for our services or maintain an appropriate utilization rate for our IT professionals, our revenue will decline, our costs will increase and we will not be able to sustain our profit margin, any of which will have a material adverse effect on our profitability.
We depend on clients primarily located in the United States and the United Kingdom, as well as clients concentrated in specific industries, and are therefore subject to risks relating to developments affecting these clients that may cause them to reduce or postpone their IT spending.
For the fiscal year ended March 31, 2007, we derived substantially all of our revenue from clients located in the United States and the United Kingdom, as well as clients concentrated in certain industries. During the fiscal year ended March 31, 2007, we generated 74% of our revenue in the United States and 26% of our revenue in the United Kingdom. For the same fiscal year, we derived substantially all of our revenue from three industries: communications and technology; banking, financial services and insurance; and media and information. If economic conditions weaken, particularly in the United States, the United Kingdom or any of these industries, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or decreased competition in these geographic locations or industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

Some of our client contracts contain restrictions or penalty provisions that, if triggered, could result in lower future revenue and decrease our profitability.
We have entered in the past, and may in the future enter, into contracts that contain restrictions or penalty provisions that, if triggered, may adversely affect our operating results. For instance, some of our client contracts provide that, during the term of the contract and for a certain period thereafter ranging from six to 12 months, we may not use the same personnel to provide similar services to any of the client’s competitors. This restriction may hamper our ability to compete for and provide services to clients in the same industry. In addition, some contracts contain provisions that would require us to pay penalties to our clients if we do not meet pre-agreed service level requirements. If any of the foregoing were to occur, our future revenue and profitability under these contracts could be materially harmed.
Negative public perception in the United States and the United Kingdom regarding offshore IT service providers and proposed legislation may adversely affect demand for our services.
We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for such services. However, the trend to outsource IT services may not continue and could reverse. Offshore outsourcing is a politically sensitive topic in the United States and the United Kingdom. For example, many organizations and public figures in the United States and the United Kingdom have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in their home countries. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would seriously harm our ability to compete effectively with competitors that operate out of facilities located in the United States or the United Kingdom.
Legislation in the United States or the United Kingdom may be enacted that is intended to discourage or restrict outsourcing. In the United States, a variety of federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. We do not currently have any contracts with U.S. federal or state government entities. However, there can be no assurance that these restrictions will not extend to or be adopted by private companies, including our clients. Recent legislation introduced in the United Kingdom has also been introduced to restrict or discourage companies from outsourcing their services, including IT services. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States or the United Kingdom may adversely affect our ability to do business in the United States or in the United Kingdom, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Risks related to our Indian and Sri Lankan operations
Political instability or changes in the government in India could result in the change of several policies relating to foreign direct investment and repatriation of capital and dividends. Further, changes in the economic policies could adversely affect economic conditions in India generally and our business in particular.
We have a subsidiary in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India.
Since 1991, successive Indian governments have pursued policies of economic liberalization, including significantly relaxing restrictions on foreign direct investment into India with repatriation benefits. Nevertheless, the roles of the Indian central and state governments in the Indian economy as producers, consumers and regulators have remained significant. The rate of economic liberalization could change and specific laws and policies affecting software companies, foreign investment, currency exchange and other matters affecting investment in our securities could change as well. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular, if new restrictions on the private sector are introduced or if existing restrictions are increased.
Changes in the policies of the government of Sri Lanka or political instability could delay the further liberalization of the Sri Lankan economy and adversely affect economic conditions in Sri Lanka, which could adversely affect our business.
Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our agreement with the Board of Investment, our subsidiary is entitled to exemptions from taxation on income for a period of 12 years expiring on March 31, 2019. Our subsidiary is also exempt from exchange control regulations which will enable our subsidiary to repatriate dividends abroad. Nevertheless, government policies relating to taxation other than on income would have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.
Regional conflicts or terrorist attacks and other acts of violence or war in India, Sri Lanka, the United States or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.
The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. Since May 1999, military confrontations between India and Pakistan have occurred in Kashmir. Also, there have been military hostilities and civil unrest in Iraq. Terrorist attacks, such as the ones that occurred in New York and Washington, D.C., on September 11, 2001, New Delhi on December 13, 2001, Bali on October 12, 2002, civil or political unrest in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, the United Kingdom or other countries, may adversely affect U.S., U.K. and worldwide financial markets. Prospective clients may wish to visit several of our facilities, including our global delivery centers in India and Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services. In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and conflicts within Sri Lanka could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.
Our net income may decrease if the governments of the United Kingdom, the United States, India or Sri Lanka adjust the amount of our taxable income by challenging our transfer pricing policies.
Our subsidiaries conduct intercompany transactions among themselves and with the U.S. parent company on an arm’s-length basis in accordance with U.S. and local country transfer pricing regulations. The jurisdictions in which we pay income taxes could challenge our determination of arm’s-length profit and issue tax assessments. Although the United States has income tax treaties with all countries in which we have operations, which mitigates the risk of double taxation, the costs to appeal any such tax assessment and potential interest and penalties could decrease our earnings and cash flows.
The Indian taxing authorities recently issued an assessment order with respect to their examination of the tax return for the fiscal year ended March 31, 2004 of our Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the re-determination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. We are contesting the assessment and have filed appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority. During the fiscal year ended March 31, 2007, we recorded a $0.4 million reserve related to this matter. In addition, the Indian tax authorities are conducting an audit of our fiscal year ended March 31, 2005. Although no assessments have been issued to date, we may receive assessments in the future related to our intercompany pricing arrangements. Any failure of our appeals with India or audit assessments from India, Sri Lanka, the United Kingdom or the United States could reduce our earnings and cash flows.

Our net income may decrease if the governments of India or Sri Lanka reduce or withdraw tax benefits and other incentives provided to us or levy new taxes.
Our Indian subsidiary, Virtusa India, is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad. Substantially all of the earnings of both STPs qualify as tax-exempt export profits. These holidays will be completely phased out by March 2009, and at that time any profits would be fully taxable at the Indian statutory rate, which is currently 34.0%. Although we believe we have complied with and are eligible for the STP holiday, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level resulting in an overall increase in our effective tax rate. In anticipation of the phase-out of the STP holidays, we intend to locate at least a portion of our Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. In particular, we intend to build a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ and we intend to seek SEZ designation in other locations. Although our profits from the SEZ operations would be entitled to certain income tax incentives for a period up to 15 years, there is no guarantee that we will secure SEZ status for any other location in India. Additionally, the government of India may deem us ineligible for an SEZ holiday or make adjustments to the transfer pricing profit levels resulting in an overall increase in our effective tax rate.
In addition, our Sri Lankan subsidiary, Virtusa Private Ltd., or Virtusa SL, was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated multiple extensions of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria. Any inability to meet the agreed upon timetable for new job creation and investment would jeopardize the new holiday arrangement.
Newly-enacted legislation in India could harm our results of operations and ability to attract, hire and retain qualified personnel.
In May 2007, the Parliament of India enacted the Finance Act, 2007, which, among other things, imposes a fringe benefit tax at the applicable Indian tax rate (currently 34.0%) on certain stock compensation and equity awards paid or issued to team members of our Indian subsidiary, Virtusa India. Specifically, the fringe benefit tax, which is payable upon the exercise of such equity awards, is based on the difference between the exercise price of the equity award and the fair market value of the equity award upon vesting. Because our potential tax liability is dependent on the fair market value of our common stock at the time of vesting of such equity awards, which could span over the next several years, and whether the equity awards are ultimately exercised, it is difficult to accurately forecast and could represent a significant liability and expense to us. While we may pursue strategies to reduce the impact of this tax obligation on us, such as passing the cost of the fringe benefit tax on to our Virtusa India team members, such alternatives may not eliminate the negative impact of the tax liability on our statements of operations and could result in significant non-cash compensation expense, which would harm our gross margin, operating profit margin and net income and create volatility in our income from operations from period to period. In addition, if we pass on the cost of the fringe benefit tax to our Virtusa India team members, it could significantly decrease the desirability of these equity awards to these team members, which could harm our ability to attract, hire and retain qualified personnel.
Wage pressures and increases in government mandated benefits in India and Sri Lanka may reduce our profit margins.
Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States and Europe for comparably-skilled professionals. However, wages in India and Sri Lanka are increasing, which will result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our employee compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition.

In addition, we contribute to benefit funds covering our employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee’s years of service and compensation. If the governments of India and/or Sri Lanka were to legislate increases to the benefits required under these plans or mandate additional benefits, our profitability and cash flows would be reduced.
Our facilities are at risk of damage by earthquakes, tsunamis and other natural disasters.
In December 2004, Sri Lanka and India were struck by multiple tsunamis that devastated certain areas of both countries. Our Indian and Sri Lankan facilities are located in regions that are susceptible to tsunamis and other natural disasters, which may increase the risk of disruption of information systems and telephone service for sustained periods. Damage or destruction that interrupts our ability to deliver our services could damage our relationships with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment or facilities. Our insurance coverage may not be sufficient to cover all such expenses. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may cause our clients to terminate their contracts with us and may result in project delays, project cancellations and loss of substantial revenue to us. Prolonged disruptions may also harm our team members or cause them to relocate, which could have a material adverse effect on our business.
The laws of India and Sri Lanka do not protect intellectual property rights to the same extent as those of the United States and we may be unsuccessful in protecting our intellectual property rights. Unauthorized use of our intellectual property rights may result in loss of clients and increased competition.
Our success depends, in part, upon our ability to protect our proprietary methodologies, trade secrets and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, non-disclosure agreements, other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. However, existing laws of India and Sri Lanka do not provide protection of intellectual property rights to the same extent as provided in the United States. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other unauthorized use of our intellectual property. Thus, we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Our competitors may be able to imitate or duplicate our services or methodologies. The unauthorized use or duplication of our intellectual property could disrupt our ongoing business, distract our management and employees, reduce our revenue and increase our costs and expenses. We may need to litigate to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be extremely time-consuming and costly and could materially adversely impact our business.
Risks relating to our stock
A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
Future sales of our shares could adversely affect the market price of our common stock.
Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements described in “Underwriting” in our Form S-1 Registration Statement as filed with the SEC (“Form S-1”). These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. In addition, after the expiration of the lock-up period, we will not be contractually prohibited from issuing and selling additional shares of our common stock. In addition, as of March 31, 2007, there were 37,342 shares subject to outstanding warrants, 3,211,458 shares subject to outstanding options and an additional 417,948 shares reserved for future issuance under our stock option plan that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144, 144(k) and 701 under the Securities Act. We also maintain a stock appreciation rights plan for the benefit of our non-U.S. employees, which plan, now requires us to settle all exercises of SARs in shares of our common stock. We have reserved 196,241 shares of common stock for issuance upon the exercise of SARs outstanding as of March 31, 2007, although this number will be reduced by the exercise price of these SARs. Moreover, holders of an aggregate of approximately 17,999,965 shares of our common stock as of March 31, 2007, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Our existing stockholders and management control a substantial interest in us and thus may influence certain actions requiring stockholder vote.
Our executive officers, directors and stockholders affiliated with our directors beneficially own, in the aggregate, shares representing approximately 63% of our outstanding capital stock. Although we are not aware of any voting arrangements that will be in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.
Provisions in our charter documents and under Delaware law may prevent or delay a change of control of us and could also limit the market price of our common stock.
Certain provisions of Delaware law and of our certificate of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us, even if such a change in control would be beneficial to our stockholders or result in a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•	a classified board of directors
•	limitations on the removal of directors
•	advance notice requirements for stockholder proposals and nominations
•	the inability of stockholders to act by written consent or to call special meetings
•	the ability of our board of directors to make, alter or repeal our by-laws
The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions that are contained in our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, we will be subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.
These provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.
Our common stock price is likely to be highly volatile, the market price of our common stock could drop unexpectedly.
The market price of our common stock could be volatile and fluctuate due many factors, including:
•	actual or anticipated variations in our quarterly operating results or the quarterly financial results of companies perceived to be similar to us
•	announcements of technological innovations or new services by us or our competitors
•	changes in estimates of our financial results or recommendations by market analysts
•	announcements by us or our competitors of significant projects, contracts, acquisitions, strategic alliances or joint ventures
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt
•	regulatory developments in the United States, the United Kingdom, Sri Lanka, India or other countries in which we operate or have clients
•	litigation involving our company, our general industry or both
•	additions or departures of key personnel
•	investors’ general perception of us
•	changes in general economic, industry and market conditions
•	changes in the market valuations of other IT service providers
Many of these factors are beyond our control. In addition, the stock markets, especially the NASDAQ Global Market, have experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to operating performance. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of management’s attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From April 1, 2007 to June 30, 2007, we issued an aggregate of 4,036 shares of common stock (reflecting the one for 3.13 reverse stock split) upon exercise of stock options issued under our 2000 Option Plan for an aggregate consideration of $15,061. We believe that these issuances are exempt from registration requirements of the Securities Act of 1933 by virtue of Rule 701 of the Securities Act of 1933 and/or Section 4(2) of the Securities Act (and or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. No underwriters or placement agents were involved in the foregoing issuances and sales.
On August 8, 2007, we completed our IPO of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 (File No. 333-141952) as amended, which was declared effective by the Securities and Exchange Commission (the “SEC”). Such registration statement was declared effective by the SEC on August 2, 2007. The managing underwriters in the offering were J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Cowen and Company, LLC and William Blair & Company, LLC. Net proceeds of the IPO were approximately $53.1 million, after deducting underwriting discounts and commissions of approximately $4.3 million and offering fees and expenses of approximately $4.2 million, which includes legal, accounting and printing costs and various other fees associated with registration and listing of our common stock. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We expect to use approximately $30 million of the net proceeds from our IPO to fund the construction and build-out of a new facility on our planned campus in Hyderabad, India. The balance of the net proceeds will be used for working capital and other general corporate purposes, including to finance the expansion of our global delivery centers in Chennai, India and Colombo, Sri Lanka, the hiring of additional personnel, sales and marketing activities, capital expenditures, the costs of operating as a public company and possible strategic alliances or acquisitions. Until such uses, the net IPO proceeds have been invested in interest bearing short-term and long-term marketable securities.
This expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our remaining net proceeds.
Item 4. Submission of Matters to a Vote of Security Holders
On May 22, 2007, our stockholders approved the adoption of our 2007 Stock Option and Incentive Plan by written consent pursuant to Section 228 of the Delaware General Corporation Law. A total of 15,992,640 shares of our common stock out of 18,427,399 shares issued and outstanding (on an as-if-converted basis and giving effect to the one for 3.13 reverse stock split of our common stock) voted in favor of these matters.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description

3.1	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

3.2	Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.1	Virtusa Corporation Variable Cash Compensation Plan.

10.2	LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007.

10.3	Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.4	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.5	Executive Agreement between the Registrant and Danford F. Smith, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.6	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.7	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.8	Executive Agreement between the Registrant and T.N. Hari, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.9	2007 Stock Option and Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.10	Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited, and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.11	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: September 7, 2007	By:	/s/ Kris Canekeratne
Kris Canekeratne,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2007	By:	/s/ Thomas R. Holler
Thomas R. Holler,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

3.2	Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.1	Virtusa Corporation Variable Cash Compensation Plan.

10.2	LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007.

10.3	Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.4	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.5	Executive Agreement between the Registrant and Danford F. Smith, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.6	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.7	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.8	Executive Agreement between the Registrant and T.N. Hari, dated as of April 5, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.9	2007 Stock Option and Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.10	Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited, and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

10.11	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-141952), as amended).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.