Form 10-Q
period 2007-09-30
VIRTUSA CORP
filed 2007-11-09
CIK 1207074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 7, 2007:

Class	Number of Shares
Common Stock, par value $.01 per share	22,837,909

Virtusa Corporation and Subsidiaries

Virtusa Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	September 30,	March 31,
(In thousands, except share and per share amounts)	2007	2007

Assets
Current assets:
Cash and cash equivalents	$49,875	$45,079
Short-term investments	41,348	—
Accounts receivable, net of allowance of $549 and $420 at September 30, 2007 and March 31, 2007, respectively	32,360	28,588
Unbilled accounts receivable	2,994	2,422
Prepaid expenses	7,451	5,266
Deferred income taxes	1,966	3,094
Other current assets	3,206	1,567

Total current assets	139,200	86,016
Property and equipment, net	11,318	7,541
Long-term investments	8,994	41
Restricted cash	1,721	1,588
Deferred income taxes	2,518	1,946
Other long-term assets	511	2,187

Total assets	$164,262	$99,319

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,020	$4,414
Accrued employee compensation and benefits	9,280	6,949
Accrued expenses—other	5,364	4,596
Deferred revenue	1,105	877
Income taxes payable	841	928
Accrued liabilities — stock appreciation rights	—	1,170

Total current liabilities	18,610	18,934
Long-term liabilities	1,311	264

Total liabilities	19,921	19,198

Redeemable convertible preferred stock, at accreted redemption value:
Series A redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 4,043,582 shares at liquidation preference at September 30, 2007 and March 31, 2007, respectively	—	13,500
Series B redeemable convertible preferred stock, $0.01 par value. Authorized zero and 8,749,900 shares at September 30, 2007 and March 31, 2007, respectively; issued and outstanding zero and 8,647,043 shares at liquidation preference at September 30, 2007 and March 31, 2007, respectively	—	15,132
Series C redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 12,807,624 shares at liquidation preference at September 30, 2007 and March 31, 2007, respectively	—	12,230
Series D redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 7,458,494 shares at liquidation preference at September 30, 2007 and March 31, 2007, respectively	—	20,000

Total redeemable convertible preferred stock	—	60,862

Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 and 29,016,038 shares at September 30, 2007 and March 31, 2007, respectively; issued zero shares at September 30, 2007 and March 31, 2007	—	—
Common stock, $0.01 par value; Authorized 120,000,000 and 80,000,000 shares at September 30, 2007 and March 31, 2007, respectively; issued 23,251,767 and 7,420,646 shares at September 30, 2007 and March 31, 2007, respectively; outstanding 22,832,202 and 7,001,081 shares at September 30, 2007 and March 31, 2007, respectively	233	74
Treasury stock, 419,565 common shares, at cost	(442)	(442)
Additional paid-in capital	135,488	19,205
Accumulated earnings	7,912	752
Accumulated other comprehensive income (loss)	1,150	(330)

Total stockholders’ equity	144,341	19,259

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$164,262	$99,319

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006

Revenue	$40,257	$30,090	$77,703	$55,715
Costs of revenue	23,038	16,231	44,636	30,269

Gross profit	17,219	13,859	33,067	25,446

Operating expenses:
Selling, general and administrative expenses	12,510	10,173	25,170	19,446

Income from operations	4,709	3,686	7,897	6,000
Other income (expense):
Interest income, net	932	289	1,428	549
Foreign currency transaction gains (losses)	(129)	44	(436)	425
Other, net	(2)	(96)	(2)	(56)

Total other income	801	237	990	918

Income before income tax expense	5,510	3,923	8,887	6,918
Income tax expense	943	130	1,632	237

Net income	$4,567	$3,793	$7,255	$6,681

Net income per share of common stock
Basic	$0.21	$0.22	$0.37	$0.38

Diluted	$0.20	$0.21	$0.33	$0.37

Comprehensive income:
Net income	$4,567	$3,793	$7,255	$6,681
Foreign currency translation adjustments	413	116	1,347	(284)
Unrealized loss on available-for-sale securities	(48)	—	(48)	—
Unrealized gain on effective cash flow hedges	226	—	226	—
Unrecognized actuarial loss on pension plans	(48)	—	(45)	—

Total comprehensive income	$5,110	$3,909	$8,735	$6,397

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2007	2006

Cash flows provided by operating activities:
Net income	$7,255	$6,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,860	1,471
Share-based compensation expense	1,544	1,375
Gain on disposal of property and equipment	(8)	(7)
Mark to market for liability classified warrants	—	53
Deferred income taxes, net	571	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,119)	(5,965)
Prepaid expenses and other current assets	(3,297)	(1,136)
Other assets	(460)	(11)
Accounts payable	(2,773)	86
Accrued employee compensation and benefits	2,075	823
Accrued expenses—other	653	392
Deferred revenue	211	283
Income taxes payable	423	7
Other long-term liabilities	273	(26)

Net cash provided by operating activities	5,208	4,026

Cash flows used for investing activities:
Proceeds from sale of equity investment	—	466
Purchase of short-term investments	(42,136)	—
Proceeds from sale or maturity of short-term investments	751	—
Purchase of long-term investments	(9,004)	—
Proceeds from sale or maturity of long-term investments	41	—
Purchase of property and equipment	(4,918)	(2,754)
Additions to internally-developed software costs	(25)	(80)
Proceeds from sale of property and equipment	24	7
Increase in restricted cash	(50)	(88)

Net cash used for investing activities	(55,317)	(2,449)

Cash flows provided by financing activities:
Proceeds from sale of common stock	61,600	452
Net proceeds from exercise of common stock options	6	10
Stock offering costs	(6,948)	—
Principal payments on capital lease obligation	(6)	(31)

Net cash provided by financing activities	$54,652	$431

Effect of exchange rate changes on cash	253	114

Net increase in cash and cash equivalents	4,796	2,122
Cash and cash equivalents, beginning of period	45,079	30,237

Cash and cash equivalents, end of period	$49,875	$32,359

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)
(1) Nature of Business
Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States and the United Kingdom, and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.
The Company completed an initial public offering, or IPO, of its common stock on August 8, 2007. In connection with the Company’s IPO, the Company issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. The Company received net proceeds of $52,910 after deducting underwriting discounts and commissions of $4,312 and offering costs of $4,378. Upon the closing of the IPO, all shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of the Company’s common stock.
(2) Unaudited Interim Financial Information
     Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2007 included in the Company’s Registration Statement on Form S-1, as amended (File No.333-141952) which was declared effective by the Securities and Exchange Commission, or SEC, on August 2, 2007. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
     Reverse Stock-Split
On July 18, 2007, the Company effected a one-for-3.13 reverse stock split of its common stock. All impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock outstanding, share issuances, shares underlying stock options, stock appreciation rights and warrants, shares reserved and net income per share.
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
(3) Net Income per Share
Prior to the Company’s IPO, the Company calculated net income per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128) and EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 (EITF No. 03-6). EITF No. 03-6 clarifies the use of the “two-class” method for the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s series A, B, C and D redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company. When determining basic earnings per share under EITF No. 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. Net losses are not allocated to preferred stockholders.
Basic earnings per share for the three and six months ended September 30, 2006 have been calculated using the two class method. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income. There have been no dividends to common or redeemable convertible preferred stock for any of the periods presented. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive.
Subsequent to the IPO for the three and six months ended September 30, 2007, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of stock options, stock appreciation rights or warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerators:
Net income	$4,567	$3,793	$7,255	$6,681
Net income allocated to participating redeemable convertible preferred stockholders	—	2,492	—	4,396

Net income available to common stockholders	$4,567	$1,301	$7,255	$2,285

Denominators:
Weighted average common shares outstanding	21,252,975	5,964,059	19,848,236	5,939,953
Dilutive effect of employee stock options and warrants	1,833,378	611,950	1,785,936	541,130
Dilutive effect of stock appreciation rights	129,958	—	129,958	—
Dilutive effect of redeemable convertible preferred shares	—	11,425,786	—	11,425,786

Weighted average shares-Diluted	23,216,311	18,001,795	21,764,130	17,906,869
Net income per share-Basic	$0.21	$0.22	$0.37	$0.38

Net income per share-Diluted	$0.20	$0.21	$0.33	$0.37

During the three and six months ended September 30, 2007, options to purchase approximately 236,156 and 131,908 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.
During the three and six months ended September 30, 2006, options to purchase 1,264,382 and 1,298,194 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.
(4) Investments
The Company classifies all debt securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on these securities are reported as other comprehensive income (loss) as a separate component of stockholder’s equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of operations. Short-term investments are those with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term investments are those with maturities of more than one year from the date of the balance sheet.
The following is a summary of short-term and long-term investments:

	September 30,	March 31,
	2007	2007

Short-term investments
Available-for-sale securities:
Auction rate securities	$20,725	$—
Commercial paper	15,135
Corporate bonds	3,890	—
Other	997	—

Total available-for-sale securities	40,747	—
Time deposits	601	—

Total short-term investments	$41,348	$—

Long-term investments
Available-for-sale securities:
Corporate bonds	$7,896	$—
Other	1,098	41

Total long-term investments	$8,994	$41

(5) Property and Equipment
Property and equipment and their estimated useful lives in years consist of the following:

	Estimated
	useful life	September 30,	March 31,
	(years)	2007	2007

Computer equipment	3	$18,863	$16,446
Furniture and fixtures	7	2,108	2,005
Vehicles	4	261	299
Software	3	3,608	2,835
Leasehold improvements	Lesser of estimated useful life or lease term	549	438
Capital work-in-progress		3,770	1,039

		29,159	23,062
Less—accumulated depreciation and amortization		17,841	15,521

Property and equipment, net		$11,318	$7,541

Depreciation and amortization expense was $948 and $750 for the three months ended September 30, 2007 and 2006, respectively, and $1,860 and $1,471 for the six months ended September 30, 2007 and 2006, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.
(6) Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $94 was recorded as a reduction to opening retained earnings and an increase to long-term liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $1,260, of which the entire amount would reduce income tax expense and the effective income tax rate if recognized. There have been no changes to the unrecognized tax benefit balance during the three and six months ended September 30, 2007. No significant changes in the unrecognized tax benefit balance are expected in the next twelve months.
The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. At April 1, 2007, the Company had $152 and $49 accrued for interest and penalties relating to certain tax matters in India and United States, respectively.
Currently, the Company is under income tax examination in India. The Company does not believe that the outcome of any examination will have a material effect on its consolidated financial statements. The Company’s major taxing jurisdictions include the United States, United Kingdom, India, and Sri Lanka. With few exceptions, the Company remains subject to examination for all years after 2000.
The Company’s effective tax rate was 17.1% and 18.4% for the three months and six months ended September 30, 2007, respectively, which is computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses, as compared to an effective tax rate of 3.3% and 3.4% for the three months and six months ended September 30, 2006, respectively, which was comprised of actual foreign, state and alternative minimum tax liabilities. The Company recognized the benefit of all of its deferred tax assets during the fiscal year ended March 31, 2007, when the Company released its valuation allowance.

(7) Post-Retirement Benefits
The Company has noncontributory defined benefit plans (the “Benefit Plans”) covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The Benefit Plans provide for a lump-sum payment to eligible employees at retirement, death, incapacitation or on termination of employment, of an amount based on the respective employee’s salary and tenure of employment. Furthermore, India’s gratuity rules only allow a maximum of approximately $9 of gratuity payable to an employee.
The effect on the Company’s consolidated statement of operations of the Benefit Plans is summarized in the following table:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$60	$24	$116	$55
Interest cost on projected benefit obligation	15	5	27	13
Expected return on plan assets	(16)	—	(16)	—
Recognized net actuarial loss	4	—	7	—

Net periodic pension expense	$63	$29	$134	$68

During the quarter ended September 30, 2007, the Company has contributed $437 and $303 to the Benefit Plans in India and Sri Lanka, respectively, which approximate the unfunded status of the respective plans as of September 30, 2007. The Company expects to contribute approximately $90 to the Benefit Plan in India over the balance of the fiscal year ending March 31, 2008.
(8) Derivative Financial Instruments
The Company enters into foreign currency derivative contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies, particularly between the Indian rupee and the U.S. dollar and the U.K. pound sterling. The notional principal amounts of these foreign currency derivative contracts as of September 30, 2007 and 2006 were $14,309 and $14,257, respectively. Certain of these transactions entered into subsequent to June 30, 2007 meet the criteria for hedge accounting as cash flow hedges pursuant to SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are then recognized in the consolidated statements of operations. In connection with the cash flow hedges, the Company has recorded a gain of $226 as a component of accumulated other comprehensive income within stockholder’s equity as of September 30, 2007. Prior to June 30, 2007, the Company entered into foreign currency derivative contracts to mitigate the risk of changes in foreign exchange rates on forecasted transactions which did not meet the criteria for hedge accounting as cash flow hedges. Changes in the fair value for derivative contracts not designated as hedges and the ineffective portion of derivatives designated as cash flow hedges were recognized in costs of revenue in the consolidated statements of operations.
Foreign currency (gains) losses on settlement of foreign currency derivative contracts were $17 and ($132) during the three months ended September 30, 2007 and 2006, respectively, and $17 and $290 during the six months ended September 30, 2007 and 2006, respectively.

(9) Concentration of Revenues and Assets
Total revenues are attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Client revenues:
North America	$27,758	$22,169	$54,527	$43,370
Europe	12,499	7,806	23,176	12,063
Rest of the world	—	115	—	282

Consolidated revenue	$40,257	$30,090	$77,703	$55,715

	September 30,	March 31,
	2007	2007

Net assets:
United States	$112,073	$58,848
India	10,923	6,681
Sri Lanka	5,006	2,128
United Kingdom	16,339	12,464

Consolidated net assets	$144,341	$80,121

During each of the three and six months ended September 30, 2007, sales to one significant client accounted for 26% of the Company’s consolidated revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Registration Statement on Form S-1, as amended (File No. 333-141952), which was declared effective by the Securities and Exchange Commission, or SEC, on August 2, 2007.
Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenues, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on September 7, 2007. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Initial Public Offering
We completed an initial public offering, or IPO, of our common stock on August 8, 2007. In connection with our IPO, we issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. We received net proceeds of $52.9 million, after deducting underwriting discounts and commissions of $4.3 million and offering costs of $4.4 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of our common stock.
Business overview
We are a global information technology services company. We use an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. We have over 3,850 employees, or team members, and for the six months ended September 30, 2007 we had revenue of $77.7 million and income from operations of $7.9 million.
We have a high level of repeat business among our clients and a significant portion of our revenue comes from a limited number of clients. For instance, during each of the three months and six months ended September 30, 2007, 96% of our revenues, came from clients to whom we had been providing services for at least one year, and during the three months and six months ended September 30, 2006, 99% and 97%, of our revenues, respectively, came from clients to whom we had been providing services for at least one year. Our ten largest clients accounted for 77% and 76% of our revenues for the three months and six months ended September 30, 2007, respectively and 71% and 69% of our revenue for the three months and six months ended September 30, 2006, respectively. We expect to continue to realize high levels of repeat business. Client concentration is expected to decline as we grow, but we believe will remain high as a percentage of our revenue.

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
We expanded operations into the United Kingdom to provide revenue diversification and reduce the risks associated with operating in a single country. As a result of this initiative, U.K. revenue increased to $12.5 million and $23.2 million, or 31.1% and 29.8% of our total revenue for the three and six months ended September 30, 2007, respectively, from $7.8 million and $12.1 million, or 25.9% and 21.7% of our total revenue, for the three and six months ended September 30, 2006, respectively.
We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 21.2% and 18.1% as compared to 11.1% and 9.3% for the three months and six months ended September 30, 2007 and 2006, respectively. The increased revenue earned from fixed-price contracts reflects our clients’ preferences to enter into fixed-price engagements. Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India and Sri Lanka to provide value-added services rapidly and cost-effectively. They do this by using our enhanced global delivery model, which we manage to a 20/80 onsite-to-offshore service delivery mix.
As an IT services company, our revenue growth has and will continue to be highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. Our attrition rate was 20.1% on a trailing twelve month basis as of September 30, 2007. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of hiring and retaining IT professionals could increase.
We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling have changed substantially in recent years, and continued fluctuations are likely to affect our operating results. For instance, the exchange rate for the Indian rupee to the U.S. dollar and U.K. pound sterling decreased from 43.4417 and 85.2552 on March 31, 2007 to 39.7450 and 80.3139 on September 30, 2007, respectively. This appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling since March 31, 2007 has had a negative impact on our earnings and margins, and any continued appreciation is likely to have a negative impact on future earnings and margins. In response to these fluctuations in exchange rates between the Indian rupee and both the U.S. dollar and the U.K. pound sterling, respectively, we have implemented a foreign exchange hedging program using foreign currency derivative contracts.
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
Income taxes
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, including India, Sri Lanka, the United States and the United Kingdom, and this can involve complex issues which require an extended period of time to resolve. In the year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm’s-length prices for our intercompany transactions, changes in the geographic mix or estimated level of annual pretax income, as well as newly enacted tax legislation in each of the jurisdictions in which we operate.
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

We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. Our Indian subsidiary is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each Software Technology Park, or STP, it operates. All STP holidays will be completely phased out by March 2009 and, at that time, any profits could be fully taxable at the Indian statutory rate, which is currently 34%. Although we believe we have complied with and are eligible for the STP holiday, it is possible that upon examination the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level. In anticipation of the phase-out of the STP holidays, we intend to locate at least a portion of our Indian operations in areas designated as Special Economic Zones, or SEZs, to secure additional tax exemptions for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lankan subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate.
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
Share-based compensation
Under the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment (SFAS No. 123R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock based awards and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the stock-based awards and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.
We established a stock appreciation rights plan, or SAR Plan, during the fiscal year ended March 31, 2006. Prior to our IPO, under the terms of the SAR Plan, all stock appreciation rights, or SARs, were settled in cash and the compensation cost and future liability for these SARs were determined using the fair value at the grant date and remeasuring the fair value of the vested SARs at the close of each reporting period. After our IPO, we are obligated under the SAR Plan to settle all SARs in shares of our common stock. Therefore, the SARs are now equity classified and are no longer remeasured. The liability measured as of the IPO date was $1.4 million and this amount has been reclassified as a component of additional paid in capital during the three months ended September 30, 2007.
Since April 1, 2007, we have been obligated to pay a fringe benefit tax related to the exercise of stock options by our employees in India. The amount of such tax was immaterial for the three and six months ended September 30, 2007.

Results of operations
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
The following table presents an overview of our results of operations for the three months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Revenue	$40,257	$30,090	$10,167	33.8%
Costs of revenue	23,038	16,231	6,807	41.9

Gross profit	17,219	13,859	3,360	24.2
Operating expenses	12,510	10,173	2,337	23.0

Income from operations	4,709	3,686	1,023	27.8
Other income	801	237	564	238.0

Income before income tax expense	5,510	3,923	1,587	40.5
Income tax expense	943	130	813	625.4

Net income	$4,567	$3,793	$774	20.4%

Revenue
Revenue increased from $30.1 million in the three months ended September 30, 2006 to $40.3 million in the three months ended September 30, 2007, representing an increase of $10.2 million, or 33.8%. This revenue increase was driven by continued, strong demand for our services. Billable days increased approximately 39% over this comparative time period contributing approximately $7.9 million to the revenue increase. Our revenue increase was also augmented by an increase in our average realized billing rate per consultant which contributed approximately $0.8 million and an increase in our reimbursable expenses which contributed $0.6 million of the total revenue increase. Our top ten clients in the three months ended September 30, 2007 and 2006 accounted for 77% and 71% of our revenue, respectively. North America revenue increased 25.2%, from $22.2 million in the three months ended September 30, 2006 to $27.8 million in the three months ended September 30, 2007. U.K. revenue increased 60.1%, from $7.8 million in the three months ended September 30, 2006 to $12.5 million in the three months ended September 30, 2007, due to significant growth in revenue from one of our clients. We do not expect our U.K. revenue to continue to grow at this rate of percentage increase during future periods. In addition, the strengthening of the U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, contributed $0.9 million to the revenue increase.
Costs of revenue
Costs of revenue increased from $16.2 million in the three months ended September 30, 2006 to $23.0 million in the three months ended September 30, 2007, an increase of $6.8 million, or 41.9%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 2,830 as of September 30, 2006 to 3,557 as of September 30, 2007, resulting in additional compensation costs of $5.2 million. Wage increases in India and Sri Lanka during the three months ended September 30, 2007 added $0.9 million to our costs of revenue as compared to the three months ended September 30, 2006. The effects of a weaker U.S. dollar against the Indian rupee and the absence of gains from foreign currency derivative contracts during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, also increased our costs of revenue by approximately $1.2 million. These increases were partially offset by a decrease in share-based compensation expense of $0.2 million and a decrease in subcontractors costs of $0.3 million in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.
Gross profit
Our gross profit increased from $13.9 million in the three months ended September 30, 2006 to $17.2 million in the three months ended September 30, 2007, an increase of $3.3 million, or 24.2%. As a percentage of revenue, gross margin decreased from 46.1% in the three months ended September 30, 2006 to 42.8% in the three months ended

September 30, 2007. The decrease in gross margin as a percentage of revenue is primarily the result of the wage increases in India and Sri Lanka and the strengthening of the Indian rupee against the U.S. dollar.
Operating expenses
Operating expenses increased from $10.2 million in the three months ended September 30, 2006 to $12.5 million in the three months ended September 30, 2007, an increase of $2.3 million, or 23.0%. The increase in our operating expenses in absolute dollars is primarily due to the growth in our headcount in both IT professionals and non-IT professionals resulting in an increase of $1.0 million in salary and benefit costs, $0.1 million in share-based compensation expense and an additional $1.1 million in infrastructure expenses. The effects of a weaker U.S. dollar against the Indian rupee during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, also increased our operating expenses by approximately $0.5 million. These increases in operating expenses were partially offset by a decrease in our costs of professional services provided by outside accounting and legal firms, consulting firms and administrative consultants by $0.5 million during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. During the fiscal years ended March 31, 2007 and 2006, we invested in sales, marketing, infrastructure (principally in staff and systems), human resource programs and financial operations. These investments provided us with higher economies of scale and supported our revenue growth, as a result of which, our operating expenses as a percentage of revenue decreased from 33.8% in the three months ended September 30, 2006 to 31.1% in the three months ended September 30, 2007.
Income from operations
Income from operations increased from $3.7 million in the three months ended September 30, 2006 to $4.7 million in the three months ended September 30, 2007, an increase of $1.0 million or 27.8%. This increase in income from operations resulted from higher overall gross profit and lower operating expenses as a percentage of revenue. As a percentage of revenue, income from operations decreased from 12.2% in the three months ended September 30, 2006 to 11.7%, in the three months ended September 30, 2007. This decrease is the result of our decline in gross margin as a percentage of revenue from 46.1% in the three months ended September 30, 2006 to 42.8% in the three months ended September 30, 2007, partially offset by the lower operating expenses as a percentage of revenue.
Other income
Other income increased from $0.2 million in the three months ended September 30, 2006 to $0.8 million in the three months ended September 30, 2007. The increase was primarily attributable to an increase in interest income by $0.6 million in the three months ended September 30, 2007 due to an increase in average cash and cash equivalents and our investment balances when compared to the three months ended September 30, 2006.
Income tax expense
We had income tax expense of $0.1 million in the three months ended September 30, 2006 compared to income tax expense of $0.9 million in the three months ended September 30, 2007. Our effective tax rate was 3.3% for the three months ended September 30, 2006, which was comprised of actual foreign, state and alternative minimum tax liabilities, as compared to an effective tax rate of 17.1% for the three months ended September 30, 2007 which is computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses. We recognized the benefit of all of our deferred tax assets during the fiscal year ended March 31, 2007, when we released our valuation allowance.
Net income
Net income increased from $3.8 million in the three months ended September 30, 2006 to $4.6 million in the three months ended September 30, 2007. This increase was driven primarily by an increase in income from operations and interest income, partially offset by an increase in our effective tax rate for the comparative periods.

Six months ended September 30, 2007 compared to the six months ended September 30, 2006
The following table presents an overview of our results of operations for the six months ended September 30, 2007 and 2006.

	Six Months Ended
	September 30,
(dollars in thousands)	2007	2006	$ Change	% Change
Revenue	$77,703	$55,715	$21,988	39.5%
Costs of revenue	44,636	30,269	14,367	47.5

Gross profit	33,067	25,446	7,621	29.9
Operating expenses	25,170	19,446	5,724	29.4

Income from operations	7,897	6,000	1,897	31.6
Other income	990	918	72	7.8

Income before income tax expense	8,887	6,918	1,969	28.5
Income tax expense	1,632	237	1,395	588.6

Net income	$7,255	$6,681	$574	8.6%

Revenue
Revenue increased from $55.7 million in the six months ended September 30, 2006 to $77.7 million in the six months ended September 30, 2007, representing an increase of $22.0 million, or 39.5%. This revenue increase was driven by continued, strong demand for our services. Billable days increased approximately 42% over this comparative time period contributing approximately $17.3 million to the revenue increase. Our revenue increase was also augmented by an increase in our average realized billing rate per consultant which contributed approximately $2.0 million and an increase in our reimbursable expenses which contributed $0.9 million of the total revenue increase. Our top ten clients in the six months ended September 30, 2007 and 2006 accounted for 76% and 69% of our revenue, respectively. North America revenue increased 25.7%, from $43.4 million in the six months ended September 30, 2006 to $54.5 million in the six months ended September 30, 2007. U.K. revenue increased 92.1%, from $12.1 million in the six months ended September 30, 2006 to $23.2 million in the six months ended September 30, 2007, due to significant growth in revenue from one of our clients. We do not expect our U.K. revenue to continue to grow at this rate of percentage increase during future periods. In addition, the strengthening of the U.K. pound sterling against the U.S. dollar during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006, contributed $1.8 million to the revenue increase.
Costs of revenue
Costs of revenue increased from $30.3 million in the six months ended September 30, 2006 to $44.6 million in the six months ended September 30, 2007, an increase of $14.3 million, or 47.5%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 2,830 as of September 30, 2006 to 3,557 as of September 30, 2007, resulting in additional compensation costs of $11.4 million and travel costs of $0.5 million. Wage increases in India and Sri Lanka during the six months ended September 30, 2007 added $1.2 million to our costs of revenue as compared to the six months ended September 30, 2006. The effects of a weaker U.S. dollar against the Indian rupee during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006, also increased our costs of revenue by approximately $1.6 million. These increases were partially offset by the absence of losses from foreign currency derivative contracts of $0.3 million and a decrease in share-based compensation expense of $0.1 million in the six months ended September 30, 2007 as compared to the six months ended September 30, 2006.
Gross profit
Our gross profit increased from $25.4 million in the six months ended September 30, 2006 to $33.1 million in the six months ended September 30, 2007, an increase of $7.7 million, or 29.9%. As a percentage of revenue, gross margin decreased from 45.7% in the six months ended September 30, 2006 to 42.6% in the six months ended September 30, 2007. The decrease in gross margin as a percentage of revenue is primarily the result of the wage increases in India and Sri Lanka and the strengthening of the India rupee against the U.S. dollar.

Operating expenses
Operating expenses increased from $19.4 million in the six months ended September 30, 2006 to $25.2 million in the six months ended September 30, 2007, an increase of $5.8 million, or 29.4%. The increase in our operating expenses in absolute dollars is primarily due to the growth in our headcount in both IT professionals and non-IT professionals resulting in an increase of $2.2 million in salary and benefit costs, $0.3 million in share-based compensation expense and an additional $2.4 million in infrastructure expenses. The effects of a weaker U.S. dollar against the Indian rupee during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006, also increased our operating expenses by approximately $0.9 million. During the fiscal years ended March 31, 2007 and 2006, we invested in sales, marketing, infrastructure (principally in staff and systems), human resource programs and financial operations. These investments provided us with higher economies of scale and supported our revenue growth, as a result of which, our operating expenses as a percentage of revenue decreased from 34.9% in the six months ended September 30, 2006 to 32.4% in the six months ended September 30, 2007.
Income from operations
Income from operations increased from $6.0 million in the six months ended September 30, 2006 to $7.9 million in the six months ended September 30, 2007, an increase of $1.9 million or 31.6%. This improvement resulted from higher overall gross profit and from lower operating expenses as a percentage of revenue. As a percentage of revenue, income from operations decreased from 10.8% in the six months ended September 30, 2006 to 10.2% in the six months ended September 30, 2007. This decrease is the result of our decline in gross margin as a percentage of revenue from 45.7% in the six months ended September 30, 2006 to 42.6% in the six months ended September 30, 2007, partially offset by the lower operating expenses as a percentage of revenue.
Other income
Other income increased from $0.9 million in the six months ended September 30, 2006 to $1.0 million in the six months ended September 30, 2007. The increase was primarily attributable to an increase in interest income by $0.9 million in the six months ended September 30, 2007 due to an increase in average cash and cash equivalents and our investment balances when compared to the six months ended September 30, 2006. This increase was offset by foreign currency transaction losses of $0.4 million in the six months ended September 30, 2007 as compared to a foreign currency transaction gains of $0.4 million in the six months ended September 30, 2006, primarily due to the effects of a weaker U.S. dollar against the Indian rupee.
Income tax expense
We had income tax expense of $0.2 million in the six months ended September 30, 2006 as compared to income tax expense of $1.6 million in the six months ended September 30, 2007. Our effective tax rate was 3.4% for the six months ended September 30, 2006, which was comprised of actual foreign, state and alternative minimum tax liabilities, as compared to an effective tax rate of 18.4% for the six months ended September 30, 2007, which is computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses. We recognized the benefit of all of our deferred tax assets during the fiscal year ended March 31, 2007, when we released our valuation allowance.
Net income
Net income increased from $6.7 million in the six months ended September 30, 2006 to $7.3 million in the six months ended September 30, 2007. This increase was driven primarily by an increase in income from operations and interest income, partially offset by the effects of a weaker U.S. dollar against the Indian rupee and an increase in our effective tax rate for the comparative periods.

Liquidity and capital resources
We completed an IPO of our common stock on August 8, 2007. In connection with our IPO, we issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. We received net proceeds of $52.9 million after deducting underwriting discounts and commissions of $4.3 million and offering costs of $4.4 million.
We have financed our operations primarily from sales of shares of equity securities, including preferred and common stock and from cash from operations. We have not borrowed against our existing or preceding credit facilities.
As of September 30, 2007, we had cash and cash equivalents and short-term investments of $91.2 million, of which $9.7 million was held outside the United States. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of foreign exchange contracts to be supported by our borrowing base. There were outstanding contracts of $14.3 million at September 30, 2007. Advances under our credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. Our credit facility is secured by the grant of a security interest in all of our U.S. assets in favor of the bank and contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. As of September 30, 2007, we had no amounts outstanding under this credit facility. Our credit facility expires on December 31, 2007.
The funds held at locations outside of the United States are for future operating expenses and expansion of our business, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. If we decide to remit funds from India to the United States in the form of dividends, they would be subject to Indian dividend distribution tax, which is currently at a rate of approximately 17%, as well as U.S. corporate income tax on the dividends.
We believe that our available cash and cash equivalents, short term investments and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flow increases, our continued intent not to repatriate earnings from India and Sri Lanka and the availability of public and private debt and equity financing. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
Anticipated capital expenditures
We are beginning the work to build a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next three fiscal years at a total estimated cost of $30.0 million, of which we anticipate spending between $10.0 million and $12.0 million during the fiscal year ending March 31, 2008. Through September 30, 2007, we have spent $2.6 million toward the completion of this facility with approximately $2.0 million spent during the six month period ended September 30, 2007. Other capital expenditures during the six months period ended September 30, 2007 were approximately $2.9 million. We expect other capital expenditures in the normal course of business for the remainder of fiscal 2008 to be approximately $4.5 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	September 30,
(in thousands)	2007	2006

Net cash provided by operating activities	$5,208	$4,026
Net cash used for investing activities	(55,317)	(2,449)
Net cash provided by financing activities	54,652	431
Effect of exchange rate changes on cash	253	114

Net increase in cash and cash equivalents	4,796	2,122
Cash and cash equivalents, beginning of period	45,079	30,237

Cash and cash equivalents, end of period	$49,875	$32,359

Net cash provided by operating activities
Net cash provided by operating activities was $5.2 million during the six months ended September 30, 2007 as compared to $4.0 million during the six months ended September 30, 2006. This increase was attributable to an increase in our net income by $0.6 million, decreases in our trade accounts receivables by $2.8 million as a result of our increased collection efforts and increases in accrued employee compensation of $1.3 million due to higher accrued bonus payments at September 30, 2007 as compared to September 30, 2006. These increases were partially offset by decreases in accounts payable of $2.9 million and increases in prepaid expenses and other current assets of $2.2 million, primarily due to payment of advance taxes and the purchase of additional software licenses due to the increase in the size of our workforce. In addition, we also experienced increases in our deferred taxes of $0.6 million, depreciation and amortization expense of $0.4 million, share-based compensation expense of $0.2 million and income-taxes payable of $0.4 million.
Net cash used for investing activities
Net cash used for investing activities was $55.3 million during the six months ended September 30, 2007 as compared to $2.4 million during the six months ended September 30, 2006. The increase was due to investments of excess cash and IPO proceeds into short-term investments of $42.1 million and long-term investments of $9.0 million, partially offset by proceeds from sale of short-term investments of $0.7 million. Additionally, there was an increase due to spending of $2.0 million on our Hyderabad facility during the six months ended September 30, 2007, as compared to September 30, 2006 and the absence during the current year of any proceeds from the sale of any equity investments which contributed $0.5 million during the six months ended September 30, 2006.
Net cash provided by financing activities
Net cash provided by financing activities was $54.7 million during the six months ended September 30, 2007, as compared to $0.4 million during the six months ended September 30, 2006. The increase is due to the gross proceeds from our IPO of $61.6 million during the six months ended September 30, 2007 as compared to proceeds from the sale of common stock of $0.5 million during the six months ended September 30, 2006. This increase was partially offset by the $6.9 million of cash used to fund our IPO during the six months ended September 30, 2007.
Off-balance sheet arrangements
We do not have any investments in special purpose entities or undisclosed borrowings or debt. We have cash-secured letters of credit totaling approximately $0.6 million at September 30, 2007.
We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee described below in “Qualitative and Quantitative Disclosures about Market Risk.”
Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Exchange rate risk
We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to India rupee denominated expenses might be affected by changes in exchange rates. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.
The notional principal amounts of these foreign currency derivative contracts as at September 30, 2007 and 2006 were $14,309 and $14,257, respectively.
We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet and operating cash flows from the U.K. pound sterling, India rupee, and the Sri Lanka rupee.
Interest rate risk
We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of September 30, 2007, we had $100.2 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in short-term interest rates. We had no debt outstanding as of September 30, 2007.
Concentration of credit risk
Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and long-term investments, accounts receivable and unbilled accounts receivable. We place our temporary cash in liquid investments at highly-rated financial institutions. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that could materially affect our business, financial condition or future results, which we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on September 7, 2007. There are no material changes to the Risk Factors described in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
From July 1, 2007 to August 22, 2007, we issued an aggregate of 650 shares of common stock (reflecting the one for 3.13 reverse stock split) upon exercise of stock options issued under our Amended and Restated 2000 Option Plan for an aggregate consideration of $4,462. We believe that these issuances are exempt from registration requirements of the Securities Act of 1933 by virtue of Rule 701 of the Securities Act of 1933 and/or section 4(2) of the Securities Act (and or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. No underwriters or placement agents were involved in the foregoing issuances and sales.
On August 8, 2007, we completed our IPO of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952). Such registration statement was declared effective by the SEC on August 2, 2007. The managing underwriters in the offering were J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Cowen and Company, LLC and William Blair & Company, LLC. Net proceeds of the IPO were approximately $52.9 million, after deducting underwriting discounts and commissions of approximately $4.3 million and offering fees and expenses of approximately $4.4 million, which includes legal, accounting and printing costs and various other fees associated with registration and listing of our common stock. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. We expect to use approximately $30 million of the net proceeds from our IPO to fund the construction and build-out of a new facility on our planned campus in Hyderabad, India. The balance of the net proceeds will be used for working capital and other general corporate purposes, including to finance the expansion of our global delivery centers in Chennai, India and Colombo, Sri Lanka, the hiring of additional personnel, sales and marketing activities, capital expenditures, the costs of operating as a public company and possible strategic alliances or acquisitions. Until such uses, the net IPO proceeds have been invested in interest bearing short-term and long-term marketable securities.
This expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our remaining net proceeds.
Item 4. Submission of Matters to a Vote of Security Holders
On July 18, 2007, in connection with our IPO, our stockholders approved by written consent (i) the adoption of the Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation to effect a one for 3.13 reverse stock split of our common stock; (ii) the adoption of our Sixth Amended and Restated Certificate of Incorporation; (iii) the adoption of our Amended and Restated By-laws; and (iv) the adoption of our Seventh Amended and Restated Certificate of Incorporation to be effective following the closing of the IPO. Our stockholders approved the above matters by written consent pursuant to Section 228 of the Delaware General Corporation Law. A total of 15,992,640 shares of an aggregate of 18,427,399 shares issued and outstanding (on an as-if-converted basis and giving effect to the one for 3.13 reverse stock split of our common stock) voted in favor of these matters.
Item 5. Other Information
On September 30, 2007, pursuant to a First Amendment to Amended and Restated Credit Agreement by and between us and RBS Citizens, N.A., we amended our Amended and Restated Credit Agreement to extend our revolving line of credit from September 30, 2007 until December 31, 2007. A copy of the First Amendment to Amended and Restated Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
10.1*	First Amendment to Amended and Restated Credit Agreement by and between RBS Citizens, N.A. and Virtusa Corporation dated as of September 30, 2007.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: November 9, 2007	By:	/s/ Kris Canekeratne
Kris Canekeratne,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	By:	/s/ Thomas R. Holler
Thomas R. Holler,
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	First Amendment to Amended and Restated Credit Agreement by and between RBS Citizens, N.A. and Virtusa Corporation dated as of September 30, 2007.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.