Form 10-Q
period 2007-12-31
VIRTUSA CORP
filed 2008-02-12
CIK 1207074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File Number 001-33625
VIRTUSA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	7371	04-3512883
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer Identification Number)
Incorporation or Organization)	Classification Code Number)

2000 West Park Drive
Westborough, Massachusetts 01581
(508) 389-7300
(Address, Including Zip Code, and Telephone Number,
Including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No: ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 11, 2008:

Class	Number of Shares

Common Stock, par value $.01 per share	22,888,019

Virtusa Corporation and Subsidiaries

Virtusa Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	December 31,	March 31,
(In thousands, except share and per share amounts)	2007	2007

Assets
Current assets:
Cash and cash equivalents	$45,022	$45,079
Short-term investments	50,399	—
Accounts receivable, net of allowance of $568 and $420 at December 31, 2007 and March 31, 2007, respectively	27,027	28,588
Unbilled accounts receivable	5,569	2,422
Prepaid expenses	7,494	5,266
Deferred income taxes	791	3,094
Other current assets	1,803	1,567

Total current assets	138,105	86,016
Property and equipment, net	14,666	7,541
Long-term investments	12,154	41
Restricted cash	1,748	1,588
Deferred income taxes	3,440	1,946
Other long-term assets	770	2,187

Total assets	$170,883	$99,319

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,036	$4,414
Accrued employee compensation and benefits	8,136	6,949
Accrued expenses—other	6,111	4,596
Deferred revenue	866	877
Income taxes payable	1,466	928
Accrued liabilities — stock appreciation rights	—	1,170

Total current liabilities	18,615	18,934
Long-term liabilities	1,550	264

Total liabilities	20,165	19,198

Redeemable convertible preferred stock, at accreted redemption value:
Series A redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 4,043,582 shares at liquidation preference at December 31, 2007 and March 31, 2007, respectively	—	13,500
Series B redeemable convertible preferred stock, $0.01 par value. Authorized zero and 8,749,900 shares at December 31, 2007 and March 31, 2007, respectively; issued and outstanding zero and 8,647,043 shares at liquidation preference at December 31, 2007 and March 31, 2007, respectively	—	15,132
Series C redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 12,807,624 shares at liquidation preference at December 31, 2007 and March 31, 2007, respectively	—	12,230
Series D redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 7,458,494 shares at liquidation preference at December 31, 2007 and March 31, 2007, respectively	—	20,000

Total redeemable convertible preferred stock	—	60,862

Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 and 29,016,038 shares at December 31, 2007 and March 31, 2007, respectively; issued zero shares at December 31, 2007 and March 31, 2007	—	—
Common stock, $0.01 par value; Authorized 120,000,000 and 80,000,000 shares at December 31, 2007 and March 31, 2007, respectively; issued 23,306,972 and 7,420,646 shares at December 31, 2007 and March 31, 2007, respectively; outstanding 22,887,407 and 7,001,081 shares at December 31, 2007 and March 31, 2007, respectively	233	74
Treasury stock, 419,565 common shares, at cost	(442)	(442)
Additional paid-in capital	136,193	19,205
Accumulated earnings	13,169	752
Accumulated other comprehensive income (loss)	1,565	(330)

Total stockholders’ equity	150,718	19,259

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$170,883	$99,319

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2007	2006	2007	2006

Revenue	$42,455	$33,673	$120,158	$89,388
Costs of revenue	23,307	18,360	67,943	48,630

Gross profit	19,148	15,313	52,215	40,758

Operating expenses:
Selling, general and administrative expenses	13,281	11,244	38,451	30,690

Income from operations	5,867	4,069	13,764	10,068
Other income (expense):
Interest income, net	1,216	301	2,644	849
Foreign currency transaction gains (losses)	(123)	34	(559)	460
Other, net	3	(47)	1	(103)

Total other income	1,096	288	2,086	1,206

Income before income tax expense	6,963	4,357	15,850	11,274
Income tax expense (benefit)	1,706	(4,317)	3,338	(4,081)

Net income	$5,257	$8,674	$12,512	$15,355

Net income per share of common stock
Basic	$0.23	$0.50	$0.60	$0.88

Diluted	$0.21	$0.47	$0.55	$0.84

Comprehensive income:
Net income	$5,257	$8,674	$12,512	$15,355
Foreign currency translation adjustments	364	429	1,711	144
Unrealized gain on available-for-sale securities	87	—	39	—
Unrealized gain (loss) on effective cash flow hedges	(40)	—	186	—
Unrecognized actuarial gain (loss) on pension plans	4	—	(41)	—

Total comprehensive income	$5,672	$9,103	$14,407	$15,499

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2007	2006

Cash flows provided by operating activities:
Net income	$12,512	$15,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,861	2,381
Share-based compensation expense	2,221	2,210
Gain on disposal of property and equipment	(14)	(7)
Mark to market for liability classified warrants	—	108
Deferred income taxes, net	826	(4,956)
Net changes in operating assets and liabilities:
Accounts receivable, net	(360)	(10,579)
Prepaid expenses and other current assets	(1,878)	(1,515)
Other assets	(694)	(9)
Accounts payable	(2,707)	(254)
Accrued employee compensation and benefits	906	1,046
Accrued expenses—other	1,401	1,100
Deferred revenue	(28)	171
Income taxes payable	1,052	460
Other long-term liabilities	500	(37)

Net cash provided by operating activities	16,598	5,474

Cash flows used/provided by for investing activities:
Proceeds from sale of equity investment	—	466
Purchase of short-term investments	(56,638)	—
Proceeds from sale or maturity of short-term investments	11,256	—
Purchase of long-term investments	(17,131)	—
Proceeds from sale or maturity of long-term investments	41	—
Purchase of property and equipment	(9,082)	(4,423)
Additions to internally-developed software costs	(32)	(151)
Proceeds from sale of property and equipment	30	7
Increase in restricted cash	(63)	(74)

Net cash used for investing activities	(71,619)	(4,175)

Cash flows used/ provided by financing activities:
Proceeds from sale of common stock	61,600	452
Net proceeds from exercise of common stock options	33	38
Stock offering costs	(6,948)	—
Principal payments on capital lease obligation	(8)	(29)

Net cash provided by financing activities	$54,677	$461

Effect of exchange rate changes on cash and cash equivalents	287	199

Net increase (decrease) in cash and cash equivalents	(57)	1,959
Cash and cash equivalents, beginning of period	45,079	30,237

Cash and cash equivalents, end of period	$45,022	$32,196

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
(2) Unaudited Interim Financial Information
     Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2007 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-141952), which was declared effective by the Securities and Exchange Commission, or SEC, on August 2, 2007. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
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
     Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, income taxes and related deferred tax assets and liabilities and share based compensation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.
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
Basic earnings per share for the three and nine months ended December 31, 2006 have been calculated using the two class method. Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income. There have been no dividends to common or redeemable convertible preferred stock for any of the periods presented. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including stock options, stock appreciation rights, warrants, and all convertible securities to the extent they are dilutive.
Subsequent to the IPO for the three and nine months ended December 31, 2007, basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Numerators:
Net income	$5,257	$8,674	$12,512	$15,355

Net income allocated to participating redeemable convertible preferred stockholders	—	5,669	—	10,081

Net income available to common stockholders	$5,257	$3,005	$12,512	$5,274

Denominators:
Weighted average common shares outstanding	22,845,259	6,055,475	20,850,875	5,978,600
Dilutive effect of employee stock options and warrants	1,957,879	1,147,730	1,852,643	779,731
Dilutive effect of stock appreciation rights	121,275	—	121,275	—
Dilutive effect of redeemable convertible preferred shares	—	11,425,786	—	11,425,786

Weighted average shares-Diluted	24,924,413	18,628,991	22,824,793	18,184,117
Net income per share-Basic	$0.23	$0.50	$0.60	$0.88

Net income per share-Diluted	$0.21	$0.47	$0.55	$0.84

During the three and nine months ended December 31, 2007, options to purchase approximately 321,608 and 202,639 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.
During the three and nine months ended December 31, 2006, options to purchase 293,259 and 1,006,486 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.
(4) Investments
The Company classifies all debt securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on these securities are reported as other comprehensive income (loss) as a separate component of stockholders’ equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of operations. Short-term investments are those with original maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet. Long-term investments are those with maturities of more than one year from the date of the balance sheet.
The following is a summary of short-term and long-term investments:

	December 31,	March 31,
	2007	2007

Short-term investments
Available-for-sale securities:
Auction rate securities	$15,050	$—
Commercial paper	17,177
Corporate bonds	10,476	—
Other	5,596	—

Total available-for-sale securities	48,299	—
Time deposits	2,100	—

Total short-term investments	$50,399	$—

Long-term investments
Available-for-sale securities:
Corporate bonds	$9,948	$—
Other	2,206	41

Total long-term investments	$12,154	$41

(5) Property and Equipment
Property and equipment and their estimated useful lives in years consist of the following:

	Estimated
	useful life	December 31,	March 31,
	(years)	2007	2007

Computer equipment	3	$19,600	$16,446
Furniture and fixtures	7	1,944	2,005
Vehicles	4	268	299
Software	3	3,657	2,835
	Lesser of estimated useful life or lease term
Leasehold improvements		1,312	438
Capital work-in-progress		6,933	1,039

		33,714	23,062
Less—accumulated depreciation and amortization		19,048	15,521

Property and equipment, net		$14,666	$7,541

Depreciation and amortization expense was $1,001 and $910 for the three months ended December 31, 2007 and 2006, respectively, and $2,861 and $2,381 for the nine months ended December 31, 2007 and 2006, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.
(6) Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (“FIN 48”), on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $94 was recorded as a reduction to opening retained earnings and an increase to long-term liabilities. The total amount of unrecognized tax benefits as of the date of adoption was $1,260, of which the entire amount would reduce income tax expense and the effective income tax rate if recognized. There have been no changes to the unrecognized tax benefit balance during the three and nine months ended December 31, 2007. No significant changes in the unrecognized tax benefit balance are expected in the next twelve months.
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
The Company’s effective tax rate was 24.5% and 21.1% for the three and nine months ended December 31, 2007, respectively, which is computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses, as compared to an income tax (benefit) rate of (99.1)% and (36.2)% for the three and nine months ended December 31, 2006, respectively. The Company recognized the benefit of all of its deferred tax assets during the fiscal year ended March 31, 2007, when the Company released its valuation allowance.

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
The effect on the Company’s consolidated statement of operations of the Benefit Plans is summarized in the following table:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Service cost	$60	$31	$176	$86
Interest cost on projected benefit obligation	14	7	41	20
Expected return on plan assets	(8)	—	(24)	—
Recognized net actuarial loss	3	—	10	—

Net periodic pension expense	$69	$38	$203	$106

During the nine months ended December 31, 2007, the Company has contributed $425 and $302 to the Benefit Plans in India and Sri Lanka, respectively, which approximate the unfunded status of the respective plans as of December 31, 2007. The Company expects to contribute approximately $90 to the Benefit Plan in India over the balance of the fiscal year ending March 31, 2008.
(8) Derivative Financial Instruments
The Company enters into foreign currency derivative contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies, particularly between the Indian rupee and the U.S. dollar and the U.K. pound sterling. The notional principal amounts of these foreign currency derivative contracts as of December 31, 2007 and 2006 were $11,753 and $0 respectively. Certain of these transactions entered into subsequent to June 30, 2007 meet the criteria for hedge accounting as cash flow hedges pursuant to SFAS No.133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are then recognized in the consolidated statements of operations. In connection with the cash flow hedges, the Company has recorded an unrealized gain of $186 as a component of accumulated other comprehensive income within stockholders’ equity as of December 31, 2007. The Company also enters into foreign currency derivative contracts to mitigate the risk of changes in foreign exchange rates which did not meet the criteria for hedge accounting as cash flow hedges. Changes in the fair value for derivative contracts not designated as hedges and the ineffective portion of derivatives designated as cash flow hedges are recognized in the consolidated statements of operations.
Foreign currency (gains) losses on settlement of foreign currency derivative contracts were ($158) and ($89) during the three months ended December 31, 2007 and 2006, respectively, and ($141) and $202 during the nine months ended December 31, 2007 and 2006, respectively.

(9) Concentration of Revenue and Assets
Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Client revenue:
North America	$29,085	$24,007	$83,438	$67,377
Europe	13,056	9,559	36,232	21,622
Rest of the world	314	107	488	389

Consolidated revenue	$42,455	$33,673	$120,158	$89,388

	December 31,	March 31,
	2007	2007

Net assets:
United States	$118,367	$58,848
India	12,608	6,681
Sri Lanka	5,623	2,128
United Kingdom	14,120	12,464

Consolidated net assets	$150,718	$80,121

During the three and nine months ended December 31, 2007, sales to one significant client accounted for 26.6% and 26.2%, respectively of the Company’s consolidated revenue.
(10) Subsequent Events
On January 31, 2008, the Company purchased from two banking institutions multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The contracts have an aggregate notional amount of approximately 2.9 billion Indian rupees (approximately $73.4 million) and will settle on a monthly basis over a 21 month period ending December 31, 2009. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The approximate weighted average Indian rupee rate associated with these contracts is 39.56.

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
Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed with the SEC on September 7, 2007. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Business overview
We are a global information technology services company. We use an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. We have over 4,100 employees, or team members, and for the nine months ended December 31, 2007 we had revenue of $120.2 million and income from operations of $13.8 million.
We have a high level of repeat business among our clients and a significant portion of our revenue comes from a limited number of clients. For instance, during each of the three and nine months ended December 31, 2007, 95% of our revenues, came from clients to whom we had been providing services for at least one year, and during the three and nine months ended December 31, 2006, 98% and 97%, of our revenues, respectively, came from clients to whom we had been providing services for at least one year. Our ten largest clients accounted for 76% of our revenues for each of the three and nine months ended December 31, 2007, and 75% and 71% of our revenue for the three and nine months ended December 31, 2006, respectively. We expect to continue to realize high levels of repeat business. Client concentration is expected to decline as we grow, but we believe will remain high as a percentage of our revenue.

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
We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 21.8% and 19.4% of our total revenue as compared to 20.0% and 13.1% for the three and nine months ended December 31, 2007 and 2006, respectively. The increased revenue earned from fixed-price contracts reflects our clients’ preferences to enter into fixed-price engagements. Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India and Sri Lanka to provide value-added services rapidly and cost-effectively. They do this by using our enhanced global delivery model, which we manage approximately to a 20/80 onsite-to-offshore service delivery mix.
As an IT services company, our revenue growth has and will continue to be highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. Our attrition rate was 19.8% on a trailing twelve month basis as of December 31, 2007. There is intense competition for IT professionals with the skills necessary to provide the type of services that we offer. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of hiring and retaining IT professionals could increase.
We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling have changed substantially in recent years, and continued fluctuations are likely to affect our operating results. For instance, the exchange rate for the Indian rupee to the U.S. dollar and U.K. pound sterling decreased from 43.4417 and 85.2552 on March 31, 2007 to 39.4350 and 78.7639 on December 31, 2007, respectively. This appreciation of the Indian rupee against the U.S. dollar and the U.K. pound sterling since March 31, 2007 has had a negative impact on our earnings and margins, and any continued appreciation is likely to have a negative impact on future earnings and margins. In response to these fluctuations in exchange rates between the Indian rupee and both the U.S. dollar and the U.K. pound sterling, respectively, we have implemented a foreign exchange hedging program using foreign currency derivative contracts.
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
•	the estimate is complex in nature or requires a high degree of judgment; and

•	the use of different estimates and assumptions could have a material impact on the consolidated financial statements
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
At each financial statement date we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. This evaluation considers the weight of all available evidence, including both future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we will not be able to realize a recognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in a decrease in income in the period such determination was made. Likewise, should we determine that we will be able to realize all or part of an unrecognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in an increase to income (or equity in the case of excess stock option tax benefits).
We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. Our Indian subsidiary is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each Software Technology Park, or STP, it operates. All of our STP holidays will be completely phased out by March 2009 and, at that time, any profits could be fully taxable at the Indian statutory rate, which is currently 34%. Although we believe we have complied with, and are eligible for, the STP holidays, it is possible that upon examination the government of India may deem us ineligible for the STP holidays or make adjustments to the profit level. In anticipation of the phase-out of the STP holidays, we intend to locate at least a portion of our Indian operations in areas designated as Special Economic Zones, or SEZs, to secure additional tax exemptions for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lankan subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate.
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
Share-based compensation
Under the fair value recognition provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment (SFAS No. 123R), share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term of stock based awards and the expected volatility of our stock. In addition, judgment is also required in estimating the income tax benefits related to the share-based awards and the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.
We established a stock appreciation rights plan, or SAR Plan, during the fiscal year ended March 31, 2006. Prior to our IPO, under the terms of the SAR Plan, all stock appreciation rights, or SARs, were settled in cash and the compensation cost and future liability for these SARs were determined using the fair value at the grant date and remeasuring the fair value of the vested SARs at the close of each reporting period. After our IPO, we are obligated under the SAR Plan to settle all SARs in shares of our common stock. Therefore, the SARs are now equity classified and are no longer remeasured. The liability measured as of the IPO date was $1.4 million and this amount has been reclassified as a component of additional paid in capital subsequent to the IPO.
Since April 1, 2007, we have been obligated to pay a fringe benefit tax related to the exercise of stock options and certain SARs by our employees in India. The amount of such tax was immaterial for the three and nine months ended December 31, 2007.

Results of operations
Three months ended December 31, 2007 compared to the three months ended December 31, 2006
The following table presents an overview of our results of operations for the three months ended December 31, 2007 and 2006.

	Three Months Ended
	December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Revenue	$42,455	$33,673	$8,782	26.1%
Costs of revenue	23,307	18,360	4,947	26.9

Gross profit	19,148	15,313	3,835	25.0
Operating expenses	13,281	11,244	2,037	18.1

Income from operations	5,867	4,069	1,798	44.2
Other income	1,096	288	808	280.6

Income before income tax expense	6,963	4,357	2,606	59.8
Income tax expense (benefit)	1,706	(4,317)	6,023	(139.5)

Net income	$5,257	$8,674	$(3,417)	(39.4)%

Revenue
Revenue increased from $33.7 million in the three months ended December 31, 2006 to $42.5 million in the three months ended December 31, 2007, representing an increase of $8.8 million, or 26.1%. This revenue increase was driven by continued, strong demand for our services. Billable days increased approximately 32% over this comparative time period contributing approximately $9.0 million to the revenue increase. During the three months ended December 31, 2006, we experienced a higher percentage of on-site consulting services in Europe at higher average realized billing rates as compared to the services performed by us during the three months ended December 31, 2007. This increase in on-site consulting services offset the revenue increase in the three months ended December 31, 2007 by approximately $1.0 million. In addition, the strengthening of the U.K. pound sterling against the U.S. dollar during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, contributed $0.8 million to the revenue increase. Our top ten clients in the three months ended December 31, 2007 and 2006 accounted for 76% and 75% of our revenue, respectively. North America revenue increased 22.3%, from $24.0 million in the three months ended December 31, 2006 to $29.1 million in the three months ended December 31, 2007. Europe revenue increased 36.6%, from $9.6 million in the three months ended December 31, 2006 to $13.1 million in the three months ended December 31, 2007, due to significant growth in revenue from one of our clients.
Costs of revenue
Costs of revenue increased from $18.4 million in the three months ended December 31, 2006 to $23.3 million in the three months ended December 31, 2007, an increase of $4.9 million, or 26.9%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 3,170 as of December 31, 2006 to 3,862 as of December 31, 2007, resulting in additional compensation costs of $4.1 million. Wage increases in India and Sri Lanka during the three months ended December 31, 2007 added $0.5 million to our costs of revenue as compared to the three months ended December 31, 2006. The net effects of a weaker U.S. dollar against the Indian rupee during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006 also increased our costs of revenue by approximately $1.0 million, which was partially offset by the gain recorded as a result of the movement between the U.S. dollar and the Indian rupee relative to our hedged positions. These increases were partially offset by a decrease in share-based compensation expense of $0.3 million and a decrease in subcontractors costs of $0.5 million in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.

Gross profit
Our gross profit increased from $15.3 million in the three months ended December 31, 2006 to $19.1 million in the three months ended December 31, 2007, an increase of $3.8 million, or 25.0%. As a percentage of revenue, gross margin was 45.5% in the three months ended December 31, 2006 and 45.1% in the three months ended December 31. 2007.
Operating expenses
Operating expenses increased from $11.2 million in the three months ended December 31, 2006 to $13.3 million in the three months ended December 31, 2007, an increase of $2.0 million, or 18.1%. The increase in our operating expenses in absolute dollars is primarily due to the growth in our headcount in non-IT professionals resulting in an increase of $0.7 million in compensation and benefit costs, $0.1 million in share-based compensation expense and an additional $0.9 million in infrastructure expenses. The net effects of a weaker U.S. dollar against the Indian rupee during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, also increased our operating expenses by approximately $0.5 million, which was partially offset by the gain recorded as a result of the movement between the U.S. dollar and the Indian rupee relative to our hedged positions. These increases in operating expenses were partially offset by a decrease in our costs of professional services provided by outside accounting and legal firms, consulting firms and administrative consultants by $0.3 million during the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.
Income from operations
Income from operations increased from $4.1 million in the three months ended December 31, 2006 to $5.9 million in the three months ended December 31, 2007, an increase of $1.8 million or 44.2%. This increase in income from operations resulted from higher overall gross profit and lower operating expenses as a percentage of revenue. As a percentage of revenue, income from operations increased from 12.1% in the three months ended December 31, 2006 to 13.8%, in the three months ended December 31, 2007, primarily due to our lower operating expenses as a percentage of revenue.
Other income
Other income increased from $0.3 million in the three months ended December 31, 2006 to $1.1 million in the three months ended December 31, 2007. The increase was primarily attributable to an increase in interest income by $0.9 million in the three months ended December 31, 2007 due to an increase in average cash and cash equivalents and our investment balances when compared to the three months ended December 31, 2006. We expect the recent decreases in short-term interest rates to have a negative effect on interest rates earned on cash and cash equivalents and our investment balances in future periods.
Income tax expense
We had income tax benefit of $4.3 million in the three months ended December 31, 2006 compared to income tax expense of $1.7 million in the three months ended December 31, 2007. Our effective tax rate was an income tax (benefit) rate of (99.1)% for the three months ended December 31, 2006, which is largely due to the recognition of a discrete income tax benefit of approximately $5.0 million due to the reversal of our deferred tax asset valuation allowance in our statement of operations during the three months ended December 31, 2006, as compared to an effective tax rate of 24.5% for the three months ended December 31, 2007, with an annualized effective tax rate of approximately 21%, which was computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses.

Net income
Net income decreased from $8.7 million in the three months ended December 31, 2006 to $5.3 million in the three months ended December 31, 2007. This decrease was driven primarily by the recognition of a discrete income tax benefit due to the reversal of our deferred tax valuation allowance during the three months ended December 31, 2006, and an increase in our effective tax rate for the comparative period, partially offset by an increase in income from operations and interest income during the three months ended December 31, 2007.
Nine months ended December 31, 2007 compared to the nine months ended December 31, 2006
The following table presents an overview of our results of operations for the nine months ended December 31, 2007 and 2006.

	Nine Months Ended
	December 31,
(dollars in thousands)	2007	2006	$ Change	% Change
Revenue	$120,158	$89,388	$30,770	34.4%
Costs of revenue	67,943	48,630	19,313	39.7

Gross profit	52,215	40,758	11,457	28.1
Operating expenses	38,451	30,690	7,761	25.3

Income from operations	13,764	10,068	3,696	36.7
Other income	2,086	1,206	880	73.0

Income before income tax expense	15,850	11,274	4,576	40.6
Income tax expense (benefit)	3,338	(4,081)	7,419	(181.8)

Net income	$12,512	$15,355	$(2,843)	(18.5)%

Revenue
Revenue increased from $89.4 million in the nine months ended December 31, 2006 to $120.2 million in the nine months ended December 31, 2007, representing an increase of $30.8 million, or 34.4%. This revenue increase was driven by continued, strong demand for our services. Billable days increased approximately 39% over this comparative time period contributing approximately $26.5 million to the revenue increase, while an increase in our average realized billing rate per consultant contributed approximately $0.9 million to the revenue increase. The increase in our reimbursable expenses also contributed $0.8 million of the total revenue increase. In addition, the strengthening of the U.K. pound sterling against the U.S. dollar during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006, contributed $2.6 million to the revenue increase. Our top ten clients in the nine months ended December 31, 2007 and 2006 accounted for 76% and 71% of our revenue, respectively. North America revenue increased 24.5%, from $67.4 million in the nine months ended December 31, 2006 to $83.4 million in the nine months ended December 31, 2007. Europe revenue increased 67.6%, from $21.6 million in the nine months ended December 31, 2006 to $36.2 million in the nine months ended December 31, 2007, due to significant growth in revenue from one of our clients.
Costs of revenue
Costs of revenue increased from $48.6 million in the nine months ended December 31, 2006 to $67.9 million in the nine months ended December 31, 2007, an increase of $19.3 million, or 39.7%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 3,170 as of December 31, 2006 to 3,862 as of December 31, 2007, resulting in additional compensation costs of $15.5 million and travel costs of $0.7 million. Wage increases in India and Sri Lanka during the nine months ended December 31, 2007 added $1.7 million to our costs of revenue as compared to the nine months ended December 31, 2006. The net effects of a weaker U.S. dollar against the Indian rupee during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006, also increased our costs of revenue by approximately $2.5 million, which was partially offset by the gain recorded as a result of the movement between the U.S. dollar and the Indian rupee relative to our hedged positions. These increases were partially offset by a decrease in subcontractors costs of $0.5 million, decrease in share-based compensation expense of $0.4 million, and a decrease in recruitment costs of $0.4 million in the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.

Gross profit
Our gross profit increased from $40.8 million in the nine months ended December 31, 2006 to $52.2 million in the nine months ended December 31, 2007, an increase of $11.5 million, or 28.1%. As a percentage of revenue, gross margin decreased from 45.6% in the nine months ended December 31, 2006 to 43.5% in the nine months ended December 31, 2007. The decrease in gross margin as a percentage of revenue is primarily the result of the wage increases in India and Sri Lanka and the strengthening of the Indian rupee against the U.S. dollar.
Operating expenses
Operating expenses increased from $30.7 million in the nine months ended December 31, 2006 to $38.5 million in the nine months ended December 31, 2007, an increase of $7.8 million, or 25.3%. The increase in our operating expenses in absolute dollars is primarily due to the growth in our overall headcount resulting in an increase of $2.9 million in compensation and benefit costs, $0.4 million in share-based compensation expense and an additional $3.2 million in infrastructure expenses. In addition, operating expenses during the nine months ended December 31, 2007 increased by $0.4 million with respect to the incremental non-payroll costs associated with being a public company. The net effects of a weaker U.S. dollar against the Indian rupee during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006, also increased our operating expenses by approximately $1.4 million, which was partially offset by the gain recorded as a result of the movement between the U.S. dollar and the Indian rupee relative to our hedged positions. These increases in operating expenses were partially offset by a decrease in our costs of professional services provided by outside accounting and legal firms, consulting firms and administrative consultants by $0.5 million during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.
Income from operations
Income from operations increased from $10.1 million in the nine months ended December 31, 2006 to $13.8 million in the nine months ended December 31, 2007, an increase of $3.7 million or 36.7%. This increase in income from operations resulted from higher overall gross profit and lower operating expenses as a percentage of revenue. As a percentage of revenue, income from operations increased marginally from 11.3% in the nine months ended December 31, 2006 to 11.5%, in the nine months ended December 31, 2007, primarily due to our lower operating expenses as a percentage of revenue, partially offset by a decline in gross margin as a percentage of revenue.
Other income
Other income increased from $1.2 million in the nine months ended December 31, 2006 to $2.1 million in the nine months ended December 31, 2007. The increase was primarily attributable to an increase in interest income by $1.8 million in the nine months ended December 31, 2007 due to an increase in average cash and cash equivalents and our investment balances when compared to the nine months ended December 31, 2006, partially offset by the increase in foreign currency transaction losses of $1.0 million, due to the effects of a weaker U.S. dollar against the Indian rupee. We expect the recent decreases in short-term interest rates to have a negative effect on interest rates earned on cash and cash equivalents and our investment balances in future periods.
Income tax expense
We had income tax benefit of $4.1 million in the nine months ended December 31, 2006 compared to income tax expense of $3.3 million in the nine months ended December 31, 2007. Our effective tax rate was an income tax

(benefit) rate of (36.2)% for the nine months ended December 31, 2006, which was largely due to the recognition of a discrete income tax benefit of approximately $5.0 million due to the reversal of our deferred tax asset valuation allowance in our statement of operations during the nine months ended December 31, 2006, as compared to an effective tax rate of 21.1% for the nine months ended December 31, 2007 which was computed at the statutory federal, state and foreign tax rates without the benefit of previously recognized net operating losses.
Net income
Net income decreased from $15.4 million in the nine months ended December 31, 2006 to $12.5 million in the nine months ended December 31, 2007. This decrease was driven primarily by the recognition of a discrete income tax benefit due to the reversal of our deferred tax valuation allowance during the nine months ended December 31, 2006, and an increase in our effective tax rate for the comparative periods, partially offset by an increase in income from operations and interest income during the nine months ended December 31, 2007.
Liquidity and capital resources
We completed an IPO of our common stock on August 8, 2007. In connection with our IPO, we issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. We received net proceeds of $52.9 million after deducting underwriting discounts and commissions of $4.3 million and offering costs of $4.4 million.
We have financed our operations primarily from sales of shares of equity securities, including preferred and common stock and from cash from operations. We have not borrowed against our available credit facilities.
As of December 31, 2007, we had cash and cash equivalents and short-term investments of $95.4 million, of which $8.2 million was held outside the United States. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of foreign exchange contracts to be supported by our borrowing base. There were foreign currency derivative contracts with a notional amount of $11.8 million outstanding at December 31, 2007. Advances under our credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. Our credit facility is secured by certain U.S. assets in favor of the bank and contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. As of December 31, 2007, we had no amounts outstanding under this credit facility. Our credit facility expires on March 31, 2008.
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
We believe that our available cash and cash equivalents, investments and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flow increases, our continued intent not to repatriate earnings from India and Sri Lanka and the availability of public and private debt and equity financing. To the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.
On January 31, 2008, the Company purchased from two banking institutions multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The contracts have an aggregate notional amount of approximately 2.9 billion Indian rupees (approximately $73.4 million) and will settle on a monthly basis over a 21 month period ending December 31, 2009. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The approximate weighted average Indian rupee rate associated with these contracts is 39.56.

Anticipated capital expenditures
We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next three fiscal years at a total estimated cost of $30.0 million, of which we anticipate spending between $9.0 million and $10.0 million during the fiscal year ending March 31, 2008. Through December 31, 2007, we have spent $5.7 million toward the completion of this facility with $5.2 million spent during the nine month period ended December 31, 2007. Other capital expenditures during the nine month period ended December 31, 2007 were approximately $3.9 million. We expect other capital expenditures in the normal course of business for the remainder of fiscal 2008 to be approximately $1.1 million, primarily for leasehold improvements, capital equipment and purchased software.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	December 31,
(in thousands)	2007	2006

Net cash provided by operating activities	$16,598	$5,474
Net cash used for investing activities	(71,619)	(4,175)
Net cash provided by financing activities	54,677	461
Effect of exchange rate changes on cash	287	199

Net increase (decrease) in cash and cash equivalents	(57)	1,959
Cash and cash equivalents, beginning of period	45,079	30,237

Cash and cash equivalents, end of period	$45,022	$32,196

Net cash provided by operating activities
Net cash provided by operating activities was $16.6 million during the nine months ended December 31, 2007 as compared to $5.5 million during the nine months ended December 31, 2006. This increase was attributable to a decrease in our trade accounts receivable by $10.2 million as a result of our increased collection efforts, an increase in deferred income taxes of $5.8 million and an increase in depreciation and amortization of $0.5 million during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006. These increases were partially offset by decreases in net income of $2.8 million and accounts payable of $2.5 million during the nine months ended December 31, 2007 as compared to the nine months ended December 31, 2006.
Net cash used for investing activities
Net cash used for investing activities was $71.6 million during the nine months ended December 31, 2007 as compared to $4.2 million during the nine months ended December 31, 2006. The increase was due to investments of excess cash and IPO proceeds into short-term investments of $56.6 million and long-term investments of $17.1 million, partially offset by proceeds from sale of short-term investments of $11.3 million. Additionally, we invested $9.1 million on facilities and equipment including $5.2 million on our Hyderabad facility during the nine months ended December 31, 2007, as compared to total capital expenditures of $4.4 million during the nine months ended December 31, 2006. Further, the Company received proceeds from the sale of equity investments of $0.5 million in the nine months ended December 31, 2006, with no such transaction in the nine months ended December 31 2007.
Net cash provided by financing activities
Net cash provided by financing activities was $54.7 million during the nine months ended December 31, 2007, as compared to $0.5 million during the nine months ended December 31, 2006. The increase is due to the gross proceeds from our IPO of $61.6 million during the nine months ended December 31, 2007, as compared to proceeds from the sale of common stock of $0.5 million during the nine months ended December 31, 2006. This increase was partially offset by the $6.9 million of cash used to fund our IPO during the nine months ended December 31, 2007.

Off-balance sheet arrangements
We do not have any investments in special purpose entities or undisclosed borrowings or debt. We have cash-secured letters of credit totaling approximately $0.6 million at December 31, 2007.
We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee described below in “Qualitative and Quantitative Disclosures about Market Risk.”
On January 31, 2008, the Company purchased from two banking institutions multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The contracts have an aggregate notional amount of approximately 2.9 billion Indian rupees (approximately $73.4 million) and will settle on a monthly basis over a 21 month period ending December 31, 2009. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The approximate weighted average Indian rupee rate associated with these contracts is 39.56.
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
The notional principal amounts of these foreign currency derivative contracts as of December 31, 2007 was $11.8 million. There were no outstanding foreign currency derivative contracts as of December 31, 2006.
We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet and operating cash flows from the U.K. pound sterling, India rupee, and the Sri Lanka rupee.

Assuming the amount of expenditures by our Indian operations were consistent with fiscal 2007 and the timing of the funding of these operations were to remain consistent during the remainder of 2008, a constant increase or decrease in the exchange rate between the Indian rupee and the United States dollar during the remainder of fiscal 2008 of 10% would impact our net income by approximately $1.1 million, excluding the effect of foreign currency derivative contracts which would offset approximately 80% of the impact.
On January 31, 2008, the Company purchased from two banking institutions multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The contracts have an aggregate notional amount of approximately 2.9 billion Indian rupees (approximately $73.4 million) and will settle on a monthly basis over a 21 month period ending December 31, 2009. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The approximate weighted average Indian rupee rate associated with these contracts is 39.56.
Interest rate risk
We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of December 31, 2007, we had $107.6 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in short-term interest rates. We expect the recent decreases in short-term interest rates to have a negative effect on interest rates earned on cash and cash equivalents and our investment balances in future periods. Our investment securities primarily consist of auction rate securities, commercial paper and corporate debts. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at December 31, 2007 would impact the net fair value of such interest-sensitive financial instruments by $0.3 million. We had no debt outstanding as of December 31, 2007.
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
Item 5. Other Information
On December 31, 2007, pursuant to a Second Amendment to Amended and Restated Credit Agreement by and between us and RBS Citizens, N.A., we amended our Amended and Restated Credit Agreement to extend our revolving line of credit from December 31, 2007 until March 31, 2008. A copy of the Second Amendment to Amended and Restated Credit Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No.	Description
10.1*	Second Amendment to Amended and Restated Credit Agreement dated as of December 31, 2007.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: February 12, 2008	By:	/s/ Kris Canekeratne
Kris Canekeratne,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2008	By:	/s/ Thomas R. Holler
Thomas R. Holler,
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	Second Amendment to Amended and Restated Credit Agreement dated as of December 31, 2007.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.