Form 10-K
period 2008-03-31
VIRTUSA CORP
filed 2008-06-03
CIK 1207074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33625
VIRTUSA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3512883
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2000 West Park Drive
Westborough, Massachusetts 01581
(508) 389-7300
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share           The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No: ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No: ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No: ☑

The aggregate market value of the registrant’s voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2007, based on $15.00 per share, the last reported sale price on the NASDAQ Global Market on that date, was $131,733,030.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of June 2, 2008:

Class	Number of Shares

Common Stock, par value $0.01 per share	23,058,539

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its 2008 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2008. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2008

Part I

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. These statements relate to, among other things, our expectations concerning our business strategy. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the Securities and Exchange Commission (the “SEC”).

Item 1.	Business

Overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (IT) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. We have experienced compounded annual revenue growth of 46% over the five-year period ended March 31, 2008.

Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India and Sri Lanka to provide value-added services rapidly and cost-effectively. They do this by using our enhanced global delivery model, which we manage to a 20/80, or better, onsite-to-offshore service delivery mix.

We apply our innovative platforming approach across all of our services. We help our clients combine common business processes and rules, technology frameworks and data into reusable application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies while also realizing long-term and ongoing cost savings.

We enable our clients to use IT to accelerate time-to-market, increase productivity and improve customer service. We are able to reduce costs through our enhanced global delivery model. We also reduce the effort and costs required to maintain and develop IT applications by streamlining and consolidating our clients’ applications on an ongoing basis. We believe that our solution provides our clients with the consultative and high-value services associated with large consulting and systems integration firms, the cost-effectiveness associated with offshore IT outsourcing firms and ongoing benefits of our innovative platforming approach.

We provide our IT services primarily to enterprises engaged in the following industries: communications and technology; banking, financial services and insurance (BFSI); and media and information. Our current clients include leading global enterprises such as Aetna Life Insurance Company, British Telecommunications plc (BT), ING North America Insurance Corporation, International Business Machines Corporation, Iron Mountain Information Management, Inc., JPMorgan Chase Bank, N.A. and Thomson Healthcare Inc., and leading enterprise software developers such as Pegasystems Inc. and Vignette Corporation. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2008, 96% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 76%, 72% and 62% of our total revenue in the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Our largest client, BT, accounted for 27% and 23% of our total revenue in the fiscal years ended March 31, 2008 and 2007, respectively.

Our solution

We deliver a broad range of IT services using an enhanced global delivery model and an innovative platforming approach. We have significant domain expertise in IT-intensive industries, including communications and technology, BFSI and media and information. We enable our clients to leverage IT to improve business performance, use IT assets more effectively and reduce IT costs.

Broad range of IT services.  We provide a broad range of IT services, either individually or as part of an end-to-end solution, from IT consulting and technology implementation to application outsourcing. Our IT consulting services include strategic activities such as defining technology roadmaps, providing architecture services and assessing application portfolios. Our technology implementation services include application development, systems integration and legacy system conversion and enablement. Our application outsourcing services include application enhancement, maintenance and infrastructure management.

Enhanced global delivery model.  We believe we have an enhanced and integrated global delivery model. Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a 20/80, or better, onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively. During the past three fiscal years, we performed more than 80% of our total billable hours at our offshore global delivery centers. Our onsite client service teams comprise senior technical and industry experts, who work on an integrated basis with our offshore teams in India and Sri Lanka. We leverage our global delivery model across all of our service offerings.

Platforming approach.  We apply an innovative platforming approach across our IT consulting, technology implementation and application outsourcing services to reduce costs, increase productivity and improve the efficiency and effectiveness of our clients’ IT application environments. As part of our platforming approach, we assess our clients’ application environments to identify common elements, such as business processes and rules, technology frameworks and data. We incorporate those common elements into one or more application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies while also realizing long-term and ongoing cost savings.

Services

We provide a broad range of IT consulting, technology implementation and application outsourcing services to our clients, either individually or as part of an end-to-end solution.

IT consulting services

We provide IT consulting services to assist our clients with their continually-changing IT environments. Our goal is to help them to continually improve the effectiveness and efficiency of their IT application environments by adopting and evolving towards re-useable software platforms. We help clients analyze business and/or technology problems and identify and design platform-based solutions. We also assist our clients in planning their IT initiatives and transition plans.

Our IT consulting services include the following assessment and planning, architecture and design and governance-related services:

Assessment
and Planning Services	Architecture and Design Services	Governance-Related Services

• application inventory and portfolio assessment • business/technology alignment analysis • IT strategic planning • quality assurance process consulting	• enterprise architecture analysis • technology roadmaps • product evaluation and selection • business process analysis and design	• program governance and change management • program management office planning • IT process/methodology consulting

During our consulting engagements, we often leverage proprietary frameworks and tools to differentiate our services and to accelerate delivery. Examples of these frameworks and tools include our Strategic Enterprise Information Roadmap framework and our Business Process Visualization tools. We believe that our consulting services are also differentiated in that we are typically able to leverage our global delivery model for our engagements. Our onsite teams work directly with our clients to understand and analyze the current-state problems and to design the conceptual solutions. Our offshore teams work seamlessly with our onsite teams to design and expand the conceptual solution, research alternatives, perform detailed analyses, develop prototypes and proofs-of-concept and produce detailed reports. We believe that this approach reduces cost, allows us to explore more alternatives in the same amount of time and improves the quality of our deliverables.

Technology implementation services

Our technology implementation services involve building, testing and deploying IT applications, and consolidating and rationalizing our clients’ existing IT applications and IT environments into platforms.

Our technology implementation services include the following development, legacy asset management, data warehousing and testing services:

	Legacy Asset	Data
Development Services	Management Services	Warehousing Services	Testing Services

• application development • package implementation and integration • software product engineering • Business Process Management implementations	• systems consolidation and rationalization • technology migration and porting • web-enablement of legacy applications	• data management and transformation • business intelligence, reporting and decision support	• testing frameworks • automation of test data and cases • test cycle execution

Our technology implementation services are typically characterized by short delivery cycles, stringent service levels and evolving requirements. We have incorporated rapid, iterative development techniques into our approach, extensively employing prototyping, solution demonstration labs and other collaboration tools that enable us to work closely with our clients to understand and adapt to their changing business needs. As a result, we are able to develop and deploy applications quickly, often within solution delivery cycles of less than three months. We provide technology implementation services across Microsoft and Java-based, client-server and mainframe technologies.

Application outsourcing services

We provide a broad set of application outsourcing services that enable us to provide comprehensive support for our clients’ software applications and platforms. We endeavor to continually improve the applications under our management and to evolve our clients’ IT applications into leverageable platforms.

Our application outsourcing services include the following application and platform management, infrastructure management and quality assurance management services:

Application and Platform	Infrastructure	Quality Assurance
Management Services	Management Services	Management Services

• production support • maintenance and enhancement of custom-built and package-based applications • ongoing software engineering services for software companies	• systems administration • database administration • monitoring	• outsourcing of quality assurance planning • preparation of test cases, scripts and data • execution of test cases, scripts and data

We believe that our application outsourcing services are differentiated because they are based on the principle of migrating installed applications to flexible platforms that can sustain further growth and business change. We do this by:

•	developing a roadmap for the evolution of applications into platforms

•	establishing an ongoing planning and governance process for managing change

•	analyzing applications for common patterns and service

•	identifying application components that can be extended or enhanced as core components

•	integrating new functions, features and technologies into the target architecture

Platforming approach

Our platforming approach is embodied in a set of proprietary processes, tools and frameworks that addresses the fundamental challenges confronting IT executives. These challenges include the rising costs of technology ownership and the need to accelerate time-to-market, improve service and enhance productivity.

Our platforming approach draws from analogs in industries that standardize on platforms composed of common components and assemblies used across multiple product lines. Similarly, we work with our clients to evolve their diverse software assets into unified, rationalized software platforms. Our platforming approach leads to simplified and standardized software components and assemblies that work together harmoniously and readily adapt to support new business applications. For example, a software platform for trading, once developed within an investment bank, can be the foundation for the bank’s diverse trading applications in equities, bonds and currencies. Our platforming approach stands in contrast to traditional enterprise application development projects, where different applications remain separate and isolated from each other, replicating business logic, technology frameworks and enterprise data.

At the center of our platforming approach is a five-level maturity framework that allows us to adapt our service offerings to meet our clients’ unique needs. Level 1 maturity in our platforming approach represents traditional applications where every line of code is embedded and unique to the application and every application is monolithic. Level 2 applications are less monolithic and more flexible and demonstrate characteristics such as configurability and customizability. Level 3 are advanced applications where the common code components and software assets are leveraged across multiple application families and product lines. Level 4 applications are framework-driven where the core business logic is reused with appropriate custom logic built around them. At the highest level of maturity are Level 5 applications, where platforms are greatly leveraged to simplify and accelerate application development and maintenance.

At lower levels of maturity, few assets are created and reused. Consequently, agility, total cost of ownership and ability to quickly meet client needs are sub-optimal. As organizations mature along this continuum, from Level 1 to Level 5, substantial intellectual property is created and embodied in software platforms that enable steady gains in agility, reduce overall cost of ownership and accelerate time-to-market.

Our platforming approach improves software quality and IT productivity. Software assets within platforms are reused across applications, their robustness and quality improves with time and our clients are able to develop software with fewer defects. A library of ready-made building blocks significantly enhances productivity and reduces software development risks compared to traditional methods. This establishes a cycle of continual improvement: the more an enterprise embraces platform-based solutions, the better the quality of its applications and the less the effort required to build, enhance and maintain them.

Global delivery model

We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner. Our model leverages an efficient onsite-to-offshore service delivery mix and our proprietary Global Innovation Process (GIP), to manage and accelerate delivery, foster innovation and promote continual improvement.

We manage to a highly-efficient 20/80, or better, onsite-to-offshore service delivery mix, which allows us to cost-effectively deliver value-added services and rapidly respond to changes in resources and requirements. During the past three fiscal years, we performed more than 80% of our total annual billable hours at our offshore global delivery centers. Using our global delivery model, we generally maintain onsite teams at our clients’ locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around-the-clock, world-class execution capabilities that span multiple time zones.

Our enhanced global delivery model is built around our proprietary GIP, which is a software lifecycle methodology that combines our decade-long experience building platform-based solutions for global clients with leading industry standards such as Rational Unified Process, eXtreme Programming, Capability Maturity Model and Product Line Engineering. By leveraging GIP templates, tools and artifacts across diverse disciplines such as requirements management, architecture, design, construction, testing, application outsourcing and production support, each team member is able to take advantage of tried and tested software engineering and platforming best practices and extend these benefits to clients.

We have adapted and incorporated modern techniques designed to accelerate the speed of development into GIP, including rapid prototyping, agile development and eXtreme Programming. During the initial process-tailoring phase of an engagement, we work with the client to define the specific approach and tools that will be used for the engagement. This process-tailoring takes into consideration the client’s business objectives, technology environment and currently-established development approach. We believe our innovative approach to adapting proven techniques into a custom process has been an important differentiator. For example, a large high-tech manufacturer engaged us to use our process-tailoring approach to design a common, standards-based development process for use by its own product development teams.

The backbone of GIP is our global delivery operations infrastructure. This infrastructure combines enabling tools and specialized teams that assist our project teams with important enabling services such as workforce planning, knowledge management, integrated process and program management and operational reporting and analysis.

Two important aspects of our global delivery model are innovation and continual improvement. A dedicated process group provides three important functions: they continually monitor, test and incorporate new approaches, techniques, tools and frameworks into GIP; they advise project teams, particularly during the process-tailoring phase; and they monitor and audit projects to ensure compliance. New and innovative ideas and approaches are broadly shared throughout the organization, selectively incorporated into GIP and deployed through training. Clients also contribute to innovation and improvement as their ideas and experiences are incorporated into our body of knowledge. We also seek regular informal and formal client feedback. Our global leadership and executive team regularly interacts with client leadership and each client is typically given a formal feedback survey on a quarterly basis. Client feedback is qualitatively and quantitatively analyzed and forms an important component of our teams’ performance assessments and our continual improvement plans.

Sales and marketing

Our global sales, marketing and business development teams seek to develop strong relationships with managers and executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. As of March 31, 2008, we had 76 sales, marketing and business development professionals, including sales managers, sales representatives, account managers, telemarketers, sales support personnel and marketing professionals.

The sales cycle for our services often includes initiating contact with a prospective client, understanding the prospective client’s business challenges and opportunities, performing discovery or assessment activities, submitting proposals, providing client case studies and references and developing proofs-of-concept or solution prototypes. We organize our sales teams by business unit with professionals who have specialized industry knowledge. This industry focus enables our sales teams to better understand the prospective client’s business and technology needs and to offer appropriate industry-focused solutions.

Sales and sales support.  Our sales and sales support teams focus primarily on identifying, targeting and building relationships with prospective clients. These teams are supported in their efforts by industry specialists, technology consultants and solution architects, who work together to design client-specific solution proposals. Our sales and sales support teams are based in offices throughout India, Sri Lanka, the United Kingdom and the United States.

Account management.  We assign experienced account managers who build and regularly update detailed account development plans for each of our clients. These managers are responsible for developing strong working relationships across the client organization, working day-to-day with the client and our service delivery teams to understand and address the client’s needs. Our account managers work closely with our clients to develop a detailed understanding of their business objectives and technology environments. We use this knowledge to identify and target additional consulting engagements and other outsourcing opportunities.

Marketing.  We maintain a marketing presence in India, Sri Lanka, the United Kingdom and the United States. Our marketing team seeks to build our brand awareness and generate target lists and sales leads through industry events, press releases, thought leadership publications, direct marketing campaigns and referrals from clients, strategic alliances and industry analysts. The marketing team maintains frequent contact with industry analysts and experts to understand market trends and dynamics.

Strategic alliances.  We have strategic alliances with software companies, some of which are also our clients, to provide services to their customers. We believe these alliances differentiate us from our competition. Our extensive engineering, quality assurance and technology implementation and support services to software companies enable us to compete more effectively for the technology implementation and support services required by their customers. In addition, our strategic alliances with software companies allow us to share sales leads, develop joint account plans and engage in joint marketing activities.

Clients and industry expertise

We market and provide our services primarily to companies in North America and Europe. For additional discussion regarding geographic information, see note 16 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2008 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. In the fiscal year ended March 31, 2008, 73% of our revenue came from clients who spent more than $5.0 million with us and 86% came from clients who spent more than $2.0 million with us. Our largest client, BT, accounted for 27% and 23% of our total revenue in the fiscal years ended March 31, 2008 and 2007, respectively.

We focus primarily on three industries: communications and technology, BFSI and media and information. We build expertise in these industries through our customer experience and industry alliances, by hiring industry specialists and by training our business analysts and other team members in industry-specific topics. Drawing on this expertise, we strive to develop industry-specific perspectives and services.

Communications and technology.  For our communications clients, we focus on customer service, sales and billing functions and regulatory compliance and help them improve service levels, shorten time-to-market and modernize their IT environments. For our technology clients, which include hardware manufacturers and software companies, we provide a wide range of industry-specific service offerings, including product management services; product architecture, engineering and quality assurance services; and professional services to support product implementation and integration. These clients often employ cutting-edge technology and generally require strong technical skills and a deep understanding of the software product lifecycle.

Banking, financial services and insurance.  We provide services to clients in the retail, wholesale and investment banking areas; financial transaction processors; and insurance companies encompassing life, property-and-casualty and health insurance. For our BFSI clients, we have developed industry-specific services for each of these sectors, such as an account opening framework for banks, compliance services for financial institutions and customer self-service solutions for insurance companies. The need to rationalize and consolidate legacy applications is pervasive across these industries and we have tailored our platforming approach to address these challenges.

Media and information.  For our media and information clients, we focus primarily on solutions involving electronic publishing, online learning, content management, information workflow and mobile content delivery as well as personalization, search technology and digital rights management. Many media and information providers are focused on building common platforms that provide customized content from multiple sources, customized and delivered to many consumers using numerous delivery mechanisms. We believe our platforming approach is ideally suited to these opportunities.

Competition

The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

•	offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Ltd., Infosys Technologies Limited, Patni Computer Systems Limited, Satyam Computer Services Limited, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

•	consulting and systems integration firms, such as Accenture Ltd., BearingPoint, Inc., Cap Gemini S.A., Computer Sciences Corporation, Deloitte Consulting LLP, Electronic Data Systems Corporation, IBM Global Services Consulting and Sapient Corporation

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

We believe that the principal competitive factors in our business include technical expertise and industry knowledge, a breadth of service offerings to provide one-stop solutions to clients, a well-developed recruiting, training and retention model, responsiveness to clients’ business needs and quality of services. We believe that we compete favorably with respect to these factors. Many of our competitors, however, have significantly greater financial, technical and marketing resources and a greater number of IT professionals than we do. We cannot assure you that we will continue to compete favorably or that we will be successful in the face of increasing competition.

Human resources

We seek to maintain a culture of innovation by aligning and empowering our team members at all levels of our organization. Our success depends upon our ability to attract, develop, motivate and retain highly-skilled and multi-dimensional team members. Our people management strategy is based on six key components: recruiting, performance management, training and development, employee engagement and communication, compensation and retention. Although not currently a material component of our people management strategy, we also retain subcontractors at all of our locations on an as-needed basis for specific client engagements.

Recruiting.  Our global recruiting and hiring process addresses our need for a large number of highly-skilled, talented team members. In all of our recruiting and hiring efforts, we employ a rigorous and efficient interview process. We also employ technical and psychometric tests for our IT professional recruiting efforts in India and Sri Lanka. These tests evaluate basic technical skills, problem-solving capabilities, attitude, leadership potential, desired career path and compatibility with our team-oriented, thought-leadership culture.

We recruit from leading technical schools in India and Sri Lanka through dedicated campus hiring programs. We maintain a visible position in these schools through a variety of specialized programs, including IT curriculum development, classroom teaching and award sponsorships. We also recruit and hire laterally from leading IT service and software product companies and use employee referrals as a significant part of our recruitment process.

Performance management.  We have a sophisticated performance assessment process that evaluates team members and enables us to tailor individual development programs. Through this process, we assess performance levels, along with each team member’s potential. We create and manage development plans, adjust compensation and promote team members based on these assessments.

Training and development.  We devote significant resources to train and integrate all new hires into our global team. We conduct a training program for all lateral hires that teaches them our culture and value system. We provide a comprehensive training program for our campus hires that combines classroom training with on-the-job learning and mentoring. We also engage a leading e-learning company to provide world-class leadership development to our managers. We strive to continually measure and improve the effectiveness of our training and development programs based on team member feedback.

Employee engagement and communication.  We believe open communication is essential to our team-oriented culture. We maintain multiple communication forums, such as regular company-wide updates from senior management, complemented by team member sessions at the regional, local and account levels, as well as regular town hall sessions to provide team members a voice with management.

Compensation.  We consistently benchmark our compensation and benefits with relevant market data and make adjustments based on market trends and individual performance. Our compensation philosophy rewards performance by linking both variable compensation and salary increases to performance.

Retention.  To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2008, we experienced team member attrition at a rate of 21.3%, which included involuntary attrition. We remain committed to improving and sustaining our attrition levels in-line with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages team member attrition by addressing many factors that improve retention, including:

•	providing team members with opportunities to handle challenging technical and organizational problems and learn our platforming approach

•	providing team members with clear career paths, rotation opportunities across clients and domains and opportunities to advance rapidly

•	providing team members opportunities to interact with our clients and help shape their IT strategy and solutioning

•	creating a strong peer group work environment that pushes our team members to succeed

•	creating a climate where there is a free exchange of ideas cutting across organizational hierarchy

•	creating a family-oriented work environment that is fun and engaging

•	recognizing team performance through highly-visible team recognition awards

As of March 31, 2008, we had 4,265 team members worldwide. We also retain outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

Network and infrastructure

Our global IT infrastructure is designed to provide uninterrupted service to our clients. We use a secure, high-performance communications network to enable our clients’ systems to connect seamlessly to each of our offshore global delivery centers. We provide flexibility for our clients to operate their engagements from any of our offshore global delivery centers by using mainstream network topologies, including site-to-site Virtual Private Networks, International Private Leased Circuits and MultiProtocol Label Switching. We also provide videoconferencing, voice conferencing and Voice over Internet Protocol capabilities to our global delivery teams and clients to enable clear and uninterrupted communication in our engagements, be it intra-company or with our clients.

We monitor our network performance on a 24x7 basis to ensure high levels of network availability and periodically upgrade our network to enhance and optimize network efficiency across all operating locations. We use leased telecommunication lines to provide redundant data and voice communication with our clients’ facilities and among all of our facilities in Asia, the United States and the United Kingdom. We also maintain multiple sites across our global delivery centers in India and Sri Lanka as back-up centers to provide for continuity of infrastructure and resources in the case of natural disasters or other events that may cause a business interruption.

We have also implemented numerous security measures in our network to protect our and our clients’ data, including multiple layers of anti-virus solutions, network intrusion detection, host intrusions detection and information monitoring. We are ISO 27001 certified and believe that we meet all of our clients’ stringent security requirements for ongoing business with them.

Intellectual property

We believe that our continued success depends in part on the skills of our team members, the ability of our team members to continue to innovate and our intellectual property rights. We rely on a combination of copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our team members and consultants and we generally control access to and distribution of our proprietary information. These agreements generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Virtusa” in the United States, the European Community and India and have filed for registration of “Virtusa” in Sri Lanka. We also have a registered service mark in the United States, “Productization,” which we use to describe our methodology and approach to delivery services. We have no issued patents.

Our business also involves the development of IT applications and other technology deliverables for our clients. Our clients usually own the intellectual property in the software applications we develop for them. We generally implement safeguards designed to protect our clients’ intellectual property in accordance with their needs and specifications. Our means of protecting our and our clients’ proprietary rights, however, may not be adequate. Despite our efforts, we may be unable to prevent or deter infringement or other unauthorized use of our and our clients’ intellectual property. Legal protections afford only limited protection for intellectual property rights and the laws of India and Sri Lanka do not protect intellectual property rights to the same extent as those in the United States and the United Kingdom. Time-consuming and expensive litigation may be necessary in the future to enforce these intellectual property rights.

In addition, we cannot assure you that our intellectual property or the intellectual property that we develop for our clients does not infringe the intellectual property rights of others, or will not in the future. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to pay substantial damage awards and be forced to develop non-infringing technology, obtain licenses or cease delivery of the applications that contain the infringing technology.

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 16 to our consolidated financial statements for the fiscal year ended March 31, 2008 contained in this Annual Report.

For information regarding risks and dependencies associated with foreign operations, see our risk factors listed in “Item 1A. Risk Factors” contained in this Annual Report.

Our corporate and available information

We were originally incorporated in Massachusetts in November 1996 as Technology Providers, Inc. We reincorporated in Delaware as eRunway, Inc. in May 2000 and subsequently changed our name to Virtusa Corporation in April 2002. Our principal executive offices are located at 2000 West Park Drive, Westborough, Massachusetts 01581, and our telephone number at this location is (508) 389-7300. Our website address is www.virtusa.com. We have included our website address as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we make available our Code of Business Conduct and Ethics free of charge through our website. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Stock Market by filing such amendment or waiver with the SEC and posting it on our website.

No information on our Internet website is incorporated by reference into this Form 10-K or any other public filing made by us with the SEC.

Item 1A.	Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Our operating results and financial condition have varied in the past and may vary significantly in the future depending on a number of factors. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

Except for the historical information in this Annual Report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition. You should consider carefully the following risk factors, together with all of the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Risks relating to our business

Our revenue is highly dependent on a small number of clients and the loss of any one of our major clients could significantly harm our results of operations and financial condition.

We have historically earned and believe that over the next few years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 54%, 49% and 43% of our revenue in our fiscal years ended March 31, 2008, 2007 and 2006, respectively, from our top five clients during those periods. For the fiscal year ended March 31, 2008, BT, our largest client, accounted for 27% of our revenue; no other client accounted for 10% of our revenue in that fiscal year. During the fiscal years ended March 31, 2008 and 2007, 96% and 97% of our revenue, respectively came from clients to whom we had been providing services for at least one year. The loss of any one of our major clients could reduce our revenue or delay our recognition of revenue, harm our reputation in the industry and/or reduce our ability to accurately predict cash flow. The loss of any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Further, the loss of any one of our major clients has required, and could in the future require, us to initiate involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future. We may not be able to maintain our client relationships and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, in March 2007 we entered into a five-year IT services agreement with BT, which has been amended from time to time to reflect agreed upon changes to terms and conditions, including rates and other commercial terms, that is premised upon minimum aggregate expenditures by BT of approximately $200 million over the term of the agreement. However, there can be no assurance that we will realize the full amount of those expenditures or that the agreement will not be terminated or further amended prior to the end of its term.

In addition, this client concentration may subject us to perceived or actual leverage that our clients may have, given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business would be seriously harmed.

We depend on clients primarily located in the United States and the United Kingdom, as well as clients concentrated in specific industries, such as BFSI, and are therefore subject to risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

For the fiscal year ended March 31, 2008, we derived substantially all of our revenue from clients located in the United States and the United Kingdom, as well as clients concentrated in certain industries. During the fiscal year ended March 31, 2008, we generated 69% of our revenue in the United States and 31% of our revenue in the United Kingdom. For the same fiscal year, we derived substantially all of our revenue from three industries: BFSI, communications and technology, and media and information. In particular, the BFSI industries have recently experienced substantial losses relating to market conditions and economic downturn which have also resulted in the consolidation of several large companies in the BFSI industries. During our fiscal year ended March 31, 2008, we earned approximately 38% of our revenue from BFSI clients and our revenue from this industry vertical grew by approximately 43% from the prior fiscal year. Any significant decrease in the growth of the BFSI industries, significant consolidation in these industries or decrease in growth or consolidation in other industry verticals on which we focus, could reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken, particularly in the United States, the United Kingdom or any of these industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or decreased competition in these geographic locations or industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

A significant or prolonged economic downturn in the IT services industry, or industries in which we focus, may result in our clients reducing or postponing spending on the services we offer.

Our revenue is dependent on entering into large contracts for our services with a limited number of clients each year. As we are not the exclusive IT service provider for our clients, the volume of work that we perform for any specific client is likely to vary from year to year. There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our client contracts. For instance, if economic conditions weaken in the IT services industry or in any industry in which we focus, our clients may reduce or postpone their IT spending significantly which may, in turn, lower the demand for our services and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, clients may change their outsourcing strategy by performing more work in-house or replacing their existing software with packaged software supported by the licensor. The loss of, or any significant decline in business from, one or more of our major clients likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these clients could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

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

The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers with which we compete have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners, which events have created and may in the future create, larger and better capitalized competitors. These competitors may have superior abilities to compete for market share and for our existing and prospective clients. Our competitors may be better able to use significant economic incentives, such as lower billing rates or non-billable resources, to secure contracts with our existing and prospective clients. These competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow these competitors to have advantages over us to meet client demands in an engagement for large numbers and varied types of resources with specific experience or skill-sets that we may not have readily available in the short- or long-term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

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

Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

•	the number, timing, scope and contractual terms of IT projects in which we are engaged

•	delays in project commencement or staffing delays due to immigration issues or assignment of appropriately skilled or experienced personnel

•	unanticipated contract or project terminations

•	the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project

•	changes in pricing in response to client demand and competitive pressures

•	the mix of onsite and offshore staffing

•	the mix of leadership and senior technical resources to junior engineering resources staffed on each project

•	unexpected changes in the utilization rate of our IT professionals

•	general economic conditions

•	seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

•	the ratio of fixed-price contracts to time-and-materials contracts in process

•	employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

•	the timing of collection of accounts receivable

•	the continuing financial stability of our clients

•	our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

•	one-time, non-recurring projects

As a result, our revenue and our operating results for a particular period are difficult to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also difficult to predict because we derive a substantial portion of our revenue from fees for services generated from short-term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to personnel and facilities, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:

•	a client’s decision not to pursue a new project or proceed to succeeding stages of a current project

•	the completion during a quarter of several major client projects could require us to pay underutilized team members in subsequent periods

•	adverse business decisions of our clients regarding the use of our services

•	our inability to transition team members quickly from completed projects to new engagements

•	our inability to manage costs, including personnel, infrastructure, facility and support services costs

•	exchange rate fluctuations

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

We have spent $7.7 million to date and currently plan to spend approximately $23 million over the next two fiscal years in connection with the construction and build-out of a facility on our planned campus in Hyderabad, India. We also intend to make increased investments to expand our existing global delivery centers or procure additional capacity and facilities in Chennai, India and Colombo, Sri Lanka. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such expansion may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability will be reduced.

The international nature of our business exposes us to several risks, such as significant currency fluctuations and unexpected changes in the regulatory requirements of multiple jurisdictions.

We have operations in India, Sri Lanka and the United Kingdom and we serve clients across Europe, North America and Asia. For the fiscal years ended March 31, 2008 , 2007 and 2006, revenue generated outside of the United States accounted for 31%, 26% and 14% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with our parent company incorporated in Delaware and operating subsidiaries organized in India, Sri Lanka and the United Kingdom. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

•	significant currency fluctuations between the U.S. dollar and the U.K. pound sterling (in which our revenue is principally denominated) and the Indian and Sri Lankan rupees (in which a significant portion of our costs are denominated)

•	legal uncertainty owing to the overlap of different legal regimes and problems in asserting contractual or other rights across international borders, including compliance with local laws of which we may be unaware

•	potentially adverse tax consequences, such as scrutiny of transfer pricing arrangements and tax holidays by authorities in the countries in which we operate, potential tariffs and other trade barriers

•	difficulties in staffing, managing and supporting operations in multiple countries

•	potential fluctuations in foreign economies

•	unexpected changes in regulatory requirements

•	government currency control and restrictions on repatriation of earnings

•	the burden and expense of complying with the laws and regulations of various jurisdictions

•	domestic and international economic or political changes, hostilities, terrorist attacks and other acts of violence or war

•	earthquakes, tsunamis and other natural disasters in regions where we currently operate or may operate in the future

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our services, the cancellation or delay of client contracts, business interruption, threats to our intellectual property, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively affect our business, financial condition or results of operations.

Currency exchange rate fluctuations may negatively affect our operating results.

The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling have changed substantially in recent years and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future and that a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of services, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. Although we have adopted an eight quarter hedging program to minimize the effect of the Indian rupee movement on our financial condition, the hedging program may be inadequate and could cause the Company to forego benefits associated with any significant depreciation of the Indian rupee which would otherwise have had a beneficial impact on our earnings and margins, and create a competitive disadvantage compared to companies exposed to the Indian rupee but who do not hedge. The appreciation of the Indian rupee against the U.S. dollar and U.K. pound sterling since March 31, 2007 has had a negative impact on our earnings and margins, and any continued appreciation is likely to have a negative impact on future earnings and margins.

The loss of key members of our senior management team may prevent us from executing our business strategy.

Our future success depends to a significant extent on the continued service and performance of key members of our senior management team. Our growth and success depends to a significant extent on our ability to retain Kris Canekeratne, our chief executive officer, who is a founder of our company and has led the growth, operation, culture and strategic direction of our business since its inception. The loss of his services or the services of other key members of our senior management could seriously harm our ability to execute our business strategy. Although we have entered into agreements with our executive officers providing for severance and change in control benefits to them, our executive officers or other key employees could terminate their employment with us at any time. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. We do not maintain key man life insurance on any of our team members other than Kris Canekeratne.

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

If our contracts were terminated early or materially delayed, our business and operating results could be materially harmed and the value of our common stock could be impaired. Unexpected terminations,

cancellation or delays in our client engagements could also result in increased operating expenses as we transition our team members to other engagements.

We invest in auction rate securities that are subject to market risk and the recent problems in the financial markets could adversely affect the value and liquidity of our assets.

As of March 31, 2008, our long-term investments included $8.0 million of auction rate securities. In addition, all of our auction rate securities, including those subject to the prior failures, are currently rated AAA or Aaa, the highest rating available by a credit rating agency. A substantial majority of the underlying assets of these auction rate securities are student loans which are backed by the federal government under the Federal Family Education Loan Program. Prior to March 31, 2008, all auctions on our auction rate securities had failed and the securities have become illiquid. An auction failure means that the parties wishing to sell securities could not carry out the transaction. There is no assurance that these auctions on auction rate securities will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to fully recover the carrying value of our investments may be limited or non-existent. If losses become other than temporary in the future, we will be required to record an impairment charge in our consolidated statements of income. Any such loses or impairment charge could have a material adverse affect on our results of operations and financial condition.

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

The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on the ability to obtain the necessary visas and entry permits. In recent years, the United States has increased the level of scrutiny in granting H-1B, L-1 and ordinary business visas. In response to terrorist attacks and global unrest,

U.S. and U.K. immigration authorities, as well as other countries, have not only increased the level of scrutiny in granting visas, but have also introduced new security procedures, which include extensive background checks, personal interviews and the use of biometrics, as conditions to granting visas and work permits. A number of European countries are considering changes in immigration policies as well. The inability of key project personnel to obtain necessary visas or work permits could delay or prevent our fulfillment of client projects, which could hamper our growth and cause our revenue to decline. These restrictions and additional procedures may delay, or even prevent, the issuance of a visa or work permit to our IT professionals and affect our ability to staff projects in a timely manner. Any delays in staffing a project can result in project postponement, delays or cancellation, which could result in lost revenue and decreased profitability and have a material adverse effect on our business, revenue, profitability and utilization rates.

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

The individuals who constitute our management team have limited experience managing a publicly traded company and limited experience complying with the increasingly complex laws pertaining to public companies. We have hired, and may need to hire a number of, additional team members with public accounting and disclosure experience in order to meet our ongoing obligations as a public company. Our management team and other personnel will need to devote a substantial amount of time to these new compliance initiatives. In particular, these new obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely affect our business operations.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we will incur substantial accounting expense and expend significant management time. Compared to many newly-public companies, the scale of our organization and our significant foreign operations may make it more difficult to comply with Section 404 in a timely manner. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the NASDAQ Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, because effective internal controls are necessary for us to produce reliable financial reports and prevent fraud, our failure to satisfy the requirements of Section 404 could harm investor confidence in the reliability of our financial statements, which could harm our business and the trading price of our common stock.

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

Our profit margin is largely a function of the rates we are able to charge for our services and the utilization rate of our IT professionals. The rates we are able to charge for our services are affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services

•	the introduction of new services or products by us or our competitors

•	the pricing policies of our competitors

•	general economic conditions

A number of factors affect our utilization rate, including:

•	our ability to transition team members quickly from completed or terminated projects to new engagements

•	our ability to maintain continuity of existing resources on existing projects

•	our ability to obtain visas for offshore personnel to commence projects at a client site for new or existing engagements

•	the amount of time spent by our team members on non-billable training activities

•	our ability to maintain resources who are appropriately skilled for specific projects

•	our ability to forecast demand for our services and thereby maintain an appropriate number of team members

•	our ability to manage team member attrition

•	seasonal trends, primarily our hiring cycle, holidays and vacations

•	the number of campus hires

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

We have experienced rapid growth in recent periods. From March 31, 2005 to March 31, 2008, the number of our team members increased from 2,251 to 4,265. We expect that we will continue to grow and our anticipated growth could place a significant strain on our ability to:

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

In the course of providing services to our clients, we may have access to confidential client information. We are bound by certain agreements to use and disclose this information in a manner consistent with the privacy standards under regulations applicable to our clients. Although these privacy standards may not apply directly to us, if any person, including a team member of ours, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or our clients’ customers. In addition, in the event of any breach or alleged breach of our confidentiality agreements with our clients, these clients may terminate their engagements with us or sue us for breach of contract, resulting in the associated loss of revenue and increased costs. We may also be subject to civil or criminal liability if we are deemed to have violated applicable regulations. We cannot assure you that we will adequately address the risks created by the regulations to which we may be contractually obligated to abide.

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

We anticipate that our current cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our current needs for general corporate purposes for the foreseeable future. We may also need additional financing to execute our current or future business strategies, including to:

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

•	difficulties in integrating operations, technologies, accounting and personnel

•	difficulties in supporting and transitioning clients of our acquired companies or strategic partners

•	diversion of financial and management resources from existing operations

•	risks of entering new markets

•	potential loss of key team members

•	inability to generate sufficient revenue to offset transaction costs

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

Legislation in the United States or the United Kingdom may be enacted that is intended to discourage or restrict outsourcing. In the United States, a variety of federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the

United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. We do not currently have any contracts with U.S. federal or state government entities. However, there can be no assurance that these restrictions will not extend to or be adopted by private companies, including our clients. Recent legislation introduced in the United Kingdom would restrict or discourage companies from outsourcing their services, including IT services. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States or the United Kingdom may adversely affect our ability to do business in the United States or in the United Kingdom, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our results of operations and business may be adversely affected by an investigation currently being conducted by the Wage and Hour Division of the U.S. Department of Labor.

There are strict labor regulations associated with the H-1B visa classification. Larger employers of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the U.S. Department of Labor. The Department of Labor commenced an investigation to determine if we have complied with the elements of the Labor Condition Application(s) (ETA Form 9035) to hire certain H-1B non-immigrant workers. We believe the Department of Labor is primarily focused on whether our team members with H-1B renewals were paid at the appropriate pay level. However, the investigation has recently been commenced and is in its early stages. We do not currently know when this investigation will be concluded. An adverse finding by the U.S. Department of Labor may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits, which could materially harm our business and results of operations.

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

We have three subsidiaries in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India.

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

The Indian taxing authorities issued an assessment order with respect to their examination of the tax return for the fiscal year ended March 31, 2004 of our Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the re-determination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. We are contesting the assessment and have filed appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority. As of March 31, 2008, we recorded a $0.5 million reserve related to this matter.

Our net income may decrease if the governments of India or Sri Lanka reduce or withdraw tax benefits and other incentives provided to us or levy new taxes.

Virtusa India is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad. Substantially all of the earnings of both STPs qualify as tax-exempt export profits. These holidays will be completely phased out by March 2010, and at that time any profits would be fully taxable at the Indian statutory rate, which is currently 34%. Although we believe we have complied with and are eligible for the STP holiday, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level resulting in an overall increase in our effective tax rate. In anticipation of the phase-out of the STP holidays, we intend to locate at least a portion of our Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. In particular, we are building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. In addition, we have leased space and intend to operate on a SEZ designated location in Chennai, India. Although our profits from the SEZ operations would be eligible for certain income tax exemptions for a period up to 15 years, there is no guarantee that we will secure SEZ status for any other location in India. Additionally, the government of India may deem us ineligible for a SEZ holiday or make adjustments to the transfer pricing profit levels resulting in an overall increase in our effective tax rate.

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

In May 2007, the Parliament of India enacted the Finance Act, 2007, which, among other things, imposes a fringe benefit tax at the applicable Indian tax rate (currently 34%) on certain stock compensation and equity awards paid or issued to team members of our Indian subsidiaries. Specifically, the fringe benefit tax, which is payable upon the exercise of such equity awards, is based on the difference between the exercise price of the equity award and the fair market value of the equity award upon vesting. Because our potential tax liability is dependent on the fair market value of our common stock at the time of vesting of such equity awards, which could span over the next several years, and whether the equity awards are ultimately exercised, it is difficult to accurately forecast and could represent a significant liability and expense to us. We have decided to reduce the impact of this tax obligation on us, such as passing the cost of the fringe benefit tax on to our team members from our Indian subsidiaries. However, such alternatives do not eliminate the negative impact of the tax liability on our statements of income and result in significant non-cash compensation expense, which impacts our gross margin, operating profit margin and net income and creates volatility in our income from operations from period to period. This transfer of cost could significantly decrease the desirability of these equity awards to these team members, which could harm our ability to attract, hire and retain qualified personnel.

Wage pressures and increases in government mandated benefits in India and Sri Lanka may reduce our profit margins.

Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States and Europe for comparably-skilled professionals. However, wages in India and Sri Lanka are increasing, which will result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our team member compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition.

In addition, we contribute to benefit funds covering our employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the team member years of service and compensation. If the governments of India and/or Sri Lanka were to legislate increases to the benefits required under these plans or mandate additional benefits, our profitability and cash flows would be reduced.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies, trade secrets and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, non-disclosure agreements, other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. However, existing laws of India and Sri Lanka do not provide protection of intellectual property rights to the same extent as provided in the United States. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other unauthorized use of our intellectual property. Thus, we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Our competitors may be able to imitate or duplicate our services or methodologies. The unauthorized use or duplication of our intellectual property could disrupt our ongoing business, distract our management and team members, reduce our revenue and increase our costs and expenses. We may need to litigate to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be extremely time-consuming and costly and could materially adversely impact our business.

Risks related to our common stock

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.

These provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

Because our common stock price is likely to continue to be volatile, the market price of our common stock could drop unexpectedly.

Our stock price has been and may continue to be volatile, and the market price of our common stock could drop unexpectedly. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	actual or anticipated variations in our quarterly operating results or the quarterly financial results of companies perceived to be similar to us

•	announcements of technological innovations or new services by us or our competitors

•	changes in estimates of our financial results or recommendations by market analysts

•	announcements by us or our competitors of significant projects, contracts, acquisitions, strategic alliances or joint ventures

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt

•	regulatory developments in the United States, the United Kingdom, Sri Lanka, India or other countries in which we operate or have clients

•	litigation involving our company, our general industry or both

•	additions or departures of key team members

•	investors’ general perception of us

•	changes in general economic, industry and market conditions

•	changes in the market valuations of other IT service providers

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

Our executive officers, directors and stockholders affiliated with our directors will beneficially own, in the aggregate, shares representing approximately 48% of our outstanding capital stock. Although we are not aware of any voting arrangements that are in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties

Our principal executive offices are located in Westborough, Massachusetts, where we lease approximately 30,000 square feet. We also have sales and business development offices located in Reading and London in the United Kingdom.

We have global delivery centers located in Hyderabad and Chennai, India and Colombo, Sri Lanka. We lease space at four facilities in Hyderabad, India, totaling approximately 168,500 square feet, and at two facilities in Chennai, India, totaling approximately 120,700 square feet. In Colombo, Sri Lanka, we lease space at four facilities totaling approximately 152,600 square feet. Our leases vary in duration and term, have varying renewable terms and have expiration dates extending from 2008 to 2012. In addition, in March 2007, we entered into a 99-year lease, as amended in August 2007, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we are presently building a campus. We have begun construction of Phase I of the campus which, when completed, will total approximately 340,000 square feet.

We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Item 3.	Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not currently expected to have a material adverse effect on our operating results, cash flows or consolidated financial position.

Item 4.	Submission of Matter to a Vote of Security Holders

None.

PART II

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ Global Market on August 3, 2007 under the symbol “VRTU”. The following table sets forth, for the periods indicated, the high and low sale prices for our common stock for our fiscal year ended March 31, 2008 since our initial public offering as reported on the NASDAQ Global Market.

	High	Low

Fiscal 2008:
Second quarter*	$15.99	$11.04
Third quarter	$19.97	$12.57
Fourth quarter	$17.07	$8.55

*	Our common stock began trading on August 3, 2007.

As of June 2, 2008, there were approximately 23,058,539 shares of our common stock outstanding held by approximately 62 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on June 2, 2008 was $10.15 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

Equity Compensation Plan Information

The following table provides information as of March 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

We have three equity compensation plans, each of which has been approved by our stockholders: (1) Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, please see note 9 to the consolidated financial statements.

	Number of Securities
	to be Issued Upon		Weighted Average
	Vesting		Exercise Price of	Number of Securities
	of Awards or		Awards or	Available for Future
	Exercise of		Outstanding	Issuance Under Equity
Plan Category	Outstanding Options		Options	Compensation Plans

Equity compensation plans that have been approved by security holders — stock options(1)	2,551,757	(2)	$5.64	476,390	(2)
Equity compensation plans that have been approved by security holders — stock appreciation rights(3)	151,274		4.12	—	(2)
Equity compensation plans not approved by security holders(4)	869,055		2.74	—

Total	3,572,086			476,390

(1)	Consists of the 2000 Plan and the 2007 Plan

(2)	In the event that any option under the 2000 Plan or any stock appreciation right under the SAR Plan terminates without being exercised, the number of shares underlying such option or stock appreciation right becomes available for grant under the 2007 Plan. No further awards are authorized to be granted under the 2000 Plan or the SAR Plan.

(3)	Consists of the SAR Plan.

(4)	Consists of 869,055 shares issuable upon exercise of options granted to Mr. Danford Smith, our President and Chief Operating Officer, and Mr. Martin Trust, a board member.

Issuer Purchases of Equity Securities

(a) On August 8, 2007, we completed our initial public offering (the “IPO”) of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952). Such registration statement was declared effective by the SEC on August 2, 2007. The managing underwriters in the offering were J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Cowen and Company, LLC and William Blair & Company, LLC. Net proceeds of the IPO were approximately $52.8 million, after deducting underwriting discounts and commissions of approximately $4.3 million and offering fees and expenses of approximately $4.5 million, which includes legal, accounting and printing costs and various other fees associated with registration and listing of our common stock. We expect to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our planned campus in Hyderabad, India, of which we have spent approximately $7.2 million in our fiscal year ended March 31, 2008 and plan to spend approximately $23.3 million during our fiscal years ending 2009 and 2010. The balance of the net proceeds will be used for working capital and other general corporate purposes, including to finance the expansion of our global delivery centers in Chennai, India and Colombo, Sri Lanka, the hiring of additional personnel, sales and marketing activities, capital expenditures, the costs of operating as a public company and possible strategic alliances or acquisitions.

(b) On April 9, 2008, we issued an aggregate of 6,285 shares of our common stock upon the exercise of a warrant issued to Silicon Valley Bank on April 9, 2001, giving effect to a net and automatic exercise provision in the warrant. The 6,285 shares were issued based on the exercise price of $5.48 per share (or an aggregate consideration of $85,224) and a fair market value per share of $9.19 (or an aggregate fair market value of $142,987), based on the closing price of our common stock on the NASDAQ Global Market on April 9, 2008. We issued the 6,285 shares of our common stock under Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder).

(c) During the fiscal quarter ended March 31, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers,” of shares of our common stock.

Item 6.	Selected Financial Data

The selected historical financial data set forth below as of March 31, 2008 and 2007 and for the fiscal years ended March 31, 2008, 2007 and 2006 are derived from our financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of March 31, 2006, 2005 and 2004 and for the fiscal years ended March 31, 2005 and 2004 are derived from our financial statements which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statement of operations data

	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)

Revenue	$165,198	$124,660	$76,935	$60,484	$42,822
Costs of revenue	92,847	68,031	43,417	31,813	22,648

Gross profit	72,351	56,629	33,518	28,671	20,174
Operating expenses	52,972	42,478	32,925	27,838	20,309

Income (loss) from operations	19,379	14,151	593	833	(135)
Other income	3,249	1,209	1,564	376	73

Income (loss) before income tax expense (benefit)	22,628	15,360	2,157	1,209	(62)
Income tax expense (benefit)	4,857	(3,630)	176	99	146

Net income (loss)	$17,771	$18,990	$1,981	$1,110	$(208)

Net income (loss) per share of common stock
Basic	$0.83	$1.09	$0.12	$0.07	$(0.04)

Diluted	$0.76	$1.03	$0.11	$0.06	$(0.04)

Weighted average number of common shares outstanding
Basic	21,368,470	6,005,619	5,613,623	5,448,048	5,561,278
Diluted	23,282,663	18,351,161	17,361,219	17,116,473	—

Note:  The net income per share calculations for the fiscal years ended March 31, 2007, 2006 and 2005 give effect to the automatic conversion of the redeemable convertible preferred stock into 11,425,786 shares of common stock upon the closing of the IPO on August 8, 2007. The decrease in net income and earnings per share in the fiscal year ended March 31, 2008 from the fiscal year ended March 31, 2007 is due to our one-time income tax benefit of $5.0 million in fiscal year 2007 caused by the release of our deferred tax asset valuation allowance. Fiscal year 2004 did not give effect to the conversion of the redeemable convertible preferred stock, which would have been anti-dilutive.

Consolidated balance sheet data

	As of March 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cash and cash equivalents	$41,047	$45,079	$30,237	$28,406	$30,361
Working capital	108,808	65,765	41,696	35,436	33,043
Total assets	180,770	99,319	58,719	50,085	47,141
Redeemable convertible preferred stock	—	60,862	60,814	60,758	60,701
Total stockholders’ equity (deficit)	155,834	19,259	(13,610)	(17,899)	(20,992)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. We have experienced compounded annual revenue growth of 46% over the five-year period ended March 31, 2008. At March 31, 2008, we had 4,265 employees, or team members, and for the fiscal year ended March 31, 2008, we had revenue of $165.2 million and income from operations of $19.4 million.

In our fiscal year ended March 31, 2008, our revenue increased 33% to $165.2 million compared to $124.7 million in our fiscal year ended March 31, 2007. Net income decreased by $1.2 million to $17.8 million in our fiscal year ended March 31, 2008, as compared to $19.0 million in our fiscal year ended March 31, 2007. The year-over-year decrease in net income of $1.2 million is primarily due to a one-time income tax benefit of $5.0 million in the prior year caused by the release of our deferred tax asset valuation allowance.

The key drivers of our revenue growth in our fiscal year ended March 31, 2008 were as follows:

•	greater penetration of the European market, where we experienced revenue growth of 60% in our fiscal year ended March 31, 2008 as compared to our fiscal year ended March 31, 2007

•	strong performance of our BFSI industry vertical, which had fiscal year-over-year growth of 43%, our communication and technology industry vertical which had fiscal year-over-year revenue growth of approximately 34%, and our media and information industry vertical which had fiscal year over year growth of approximately 13%

•	increased penetration at existing clients

•	continued expansion of the market for global delivery of IT services

High repeat business and client concentration is common in our industry. During our fiscal year ended March 31, 2008, 96% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base, and over time, reduce client concentration.

Our European revenue increased to $51.1 million, or 31% of total revenue, from $31.9 million, or 26% of total revenue for the fiscal years ended March 31, 2008 and March 31, 2007, respectively. Other revenue diversification strategies include revenue by industry and revenue by service offering. Our revenue from application outsourcing services has represented a substantial majority of our total revenue. However, IT consulting services and technology implementation services have increased as a percentage of our total revenue in recent years.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 21%, 14%, and 5% of total revenue for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. The increased revenue earned from fixed-price contracts reflects our clients’ preferences.

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2008, our attrition rate was 21.3%. We remain committed to improving our attrition levels. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

In our fiscal year ended March 31, 2008, we experienced pressure on our cost structure due to the appreciation of the Indian rupee versus the U.S. dollar. This is in addition to the continuing wage inflation, primarily in India and Sri Lanka, that we have experienced over the last several years. In response to these pressures, in our fiscal year ended March 31, 2008, we initiated a hedging strategy using forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. There is no assurance that these hedging programs will be effective.

We have been profitable for the past ten consecutive quarters. We continually monitor and manage a number of operating metrics to ensure quality and reduce volatility in our earnings, including:

•	Days sales outstanding, or DSO, is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. DSO was 78 days and 79 days for our fiscal years ended March 31, 2008 and 2007, respectively. Higher DSO reduces our cash balance because the revenue-to-cash conversion process takes longer.

•	Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have increased in our fiscal years ended March 31, 2007 and 2006, respectively, and have remained unchanged for our fiscal year ended March 31, 2008. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

•	Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits divided by the average number of IT professionals during the period. We experienced increases in our average cost per IT professional of 7.0% from our fiscal year ended March 31, 2007 to our fiscal year ended March 31, 2008, primarily driven by the year-over-year appreciation of the Indian rupee against the U.S. dollar, and of 1.9% from our fiscal year ended March 31, 2006 to our fiscal year ended March 31, 2007. These increases are primarily driven by wage inflation and increased fringe benefit costs in India and Sri Lanka, as well as increased foreign currency fluctuations which we expect will continue to increase for the foreseeable future.

•	Utilization rate is the percentage of time billable IT professionals are deployed on client engagements, which indicates the efficiency of our billable IT resources. Our utilization rate is defined as number of billable hours divided by the total number of available hours of our IT professionals in a given period of time, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management’s targeted range for utilization is between 70% and 75%. Generally, gross margin moves directionally with utilization rate. Utilization is affected by the rate of quarterly sequential revenue growth. In higher growth periods, utilization tends to rise as more resources are deployed to meet rising demand. In addition, the seasonal graduation patterns introduce a higher number of graduates from universities who join us, which may temporarily lower our utilization rate during the period as these new graduates become deployable. When we anticipate periods of high growth, we hire in advance of current demand, which may temporarily lower our utilization rate. In order to facilitate growth and maintain client satisfaction, we seek to maintain a sustainable level of utilization.

•	Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased attrition rates result in increased hiring, training and boarding costs and productivity losses, which may affect our revenue, gross margin and operating profit margin. Our attrition rate was 21.3% and 16.1% for our fiscal years ended March 31, 2008 and 2007, respectively. The increase in attrition from our fiscal year ended March 31, 2007 to our fiscal year ended March 31, 2008 is primarily related to the strong demand for IT professionals in India and Sri Lanka.

•	Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency that we realize may be offset by higher costs of operating as a public company, as well as the negative impact on our operating margins resulting from the appreciation of the Indian rupee against the U.S. dollar. We continually try to increase operating efficiencies and to lower operating expenses as a percentage of revenue.

•	Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 21.5% for the fiscal year ended March 31, 2008 as compared to an income tax (benefit) rate of (23.6%) for the fiscal year ended March 31, 2007. The significant change in the rate for our fiscal year ended March 31, 2008 was due to the recognition of the one-time benefit related to the release of a $5.0 million deferred tax asset valuation allowance in the fiscal year ended March 31, 2007. We anticipate that our effective tax rate will increase in our fiscal years ending after March 31, 2010 as our India STPI tax holiday expires.

•	Onsite-to-offshore mix is the measurement of hours billed by resources located offshore to hours billed onsite by our team members over a defined period. We strive to manage both fixed-price contracts and time-and-materials engagements to a highly-efficient 20/80, or better, onsite-to-offshore service delivery team mix.

Sources of revenue

We generate revenue by providing IT services to our clients located primarily in the United States and the United Kingdom. We have historically earned and believe that over the next few years we will continue to earn, a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2008, our five largest and ten largest clients accounted for 54% and 76% of our revenue, respectively. Our largest client, BT, accounted for 27% of our revenue for the same period. Although no other client accounted for 10% or more of our revenue during our fiscal year ended March 31, 2008, the loss of any one of our major clients could reduce our revenue or delay our recognition of revenue, harm our reputation in the industry and/or reduce our ability to accurately predict cash flow. During the fiscal year ended March 31, 2008, 69% of our revenue was generated in the United States and 31% in the United Kingdom. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2008, the percentage of revenue from time-and-materials and fixed-price contracts was 79% and 21%, respectively.

Revenue from services provided on a time-and-materials basis is derived from the number of billable hours in a period multiplied by the rates at which we bill our clients. Revenue from services provided on a fixed-price basis is recognized as efforts are expended pursuant to the percentage-of-completion method.

Revenue also includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in costs of revenue.

Most of our client contracts, including those that are on a fixed-price basis, can be terminated by our clients with or without cause on 30 to 90 days’ prior written notice. All fees for services provided by us through the date of cancellation are generally due and payable under the contract terms.

We have found there is a wide range in unit pricing from one client to another and from one engagement to another, driven by business need, delivery timeframes, complexity of the engagement, operating differences (such as onsite/offshore ratio), competitive environment and engagement size (or volume). As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we may, on occasion, offer volume discounts. We manage our business carefully to protect our account margins and our overall profit margins. We have not experienced significant pressure from clients to reduce rates beyond what we consider to be our normal negotiation process. We find that our clients generally purchase on the basis of total value, rather than minimum cost, considering all of the factors listed above.

While we are subject to the effects of overall market pricing pressure, we believe that there is a fairly broad range of pricing offered by different competitors for each service we provide. We believe that no one competitor, or set of competitors, sets pricing in our industry. As a result, we do not see strong pricing pressure from competitors in our industry. We find that our unit pricing, as a result of our global delivery model, is generally competitive with other firms who operate with a predominately offshore operating model.

The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 17% of total hours billed in each of the fiscal years ended March 31, 2008 and 2007, while the revenue from onsite and offshore resources accounted for 46% and 54% and 47% and 53%, during the fiscal years ended March 31, 2008 and 2007, respectively. We charge higher rates and incur higher compensation and other expenses for work performed at client locations in the United States and the United Kingdom than for work performed at our global delivery centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in India and Sri Lanka. We manage to a 20/80, or better, onsite-to-offshore service delivery mix and intend to manage to an efficient onsite-to-offshore service delivery ratio for the foreseeable future.

Costs of revenue and gross profit

Costs of revenue consist principally of payroll and related fringe benefits, reimbursable and non-reimbursable costs, immigration-related expenses, fees for subcontractors working on client engagements and share-based compensation expense for IT professionals including account management personnel.

Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States and Europe for comparably-skilled IT professionals. However, wages in India and Sri Lanka are increasing, which will result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our team member compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition. We deploy a campus hiring philosophy and encourage internal promotions to minimize the effects of wage inflation pressure and recruiting costs. Additionally, any material appreciation in the Indian or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of services. Although we have adopted an eight quarter hedging program to minimize the effect of the Indian rupee movement on our financial condition, the hedging program may be inadequate and could cause the Company to forego benefits associated with any significant depreciation of the Indian rupee which would otherwise have had a beneficial impact on our earnings and margins, and create a competitive disadvantage compared to companies exposed to the Indian rupee but who do not hedge.

Our revenue and gross profit are also affected by our ability to efficiently manage and utilize our IT professionals, as well as fluctuations in foreign currency exchange rates. We define utilization rate as the total number of days billed in a given period divided by the total available days of our IT professionals during that same period, excluding trainees. We manage employee utilization by continually monitoring project requirements and timetables to efficiently staff our projects and meet our clients’ needs. The number of IT professionals assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination of a significant project could cause us to experience a higher than expected number of unassigned IT professionals, thereby lowering our utilization rate, but such hedging program may be ineffective.

Operating expenses

Operating expenses consist primarily of payroll and related fringe benefits, commissions, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2008, 2007 and 2006, we invested in all aspects of our business, including sales, marketing, IT infrastructure, human resources programs and financial operations. Additionally, any material appreciation in the Indian or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses. We have adopted an eight quarter hedging program to mitigate the effect of the Indian rupee on our cost of operating expenses.

Other income (expense)

Other income (expense) includes interest income, interest expense, investment gains and losses and foreign currency transaction gains and losses. We generate interest income by investing in money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee and U.K. pound sterling against the U.S. dollar on intercompany transactions. We place our cash in liquid investments at highly-rated financial institutions. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense (benefit)

Our net income is subject to income tax in those countries in which we perform services and have operations, including India, Sri Lanka, the United Kingdom and the United States. In previous years, we accumulated net operating loss carry-forwards which were used to offset U.S. taxable income into fiscal 2008. We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these net operating losses and tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays increased our net income in the fiscal years ended March 31, 2008 and 2007 by $3.9 million and $2.4 million, respectively.

Our effective tax rates were 21.5% and (23.6%) for the fiscal years ended March 31, 2008 and 2007, respectively. During the fiscal year ended March 31, 2007, we determined that it was more likely than not that our deferred tax assets would be realized based upon our positive cumulative operating results and our assessment of our expected future results. As a result, we released our valuation allowance and recognized a discrete income tax benefit of $5.0 million in our statement of income for the fiscal year ended March 31, 2007. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India and Sri Lanka.

Application of critical accounting estimates and risks

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the preparation of our financial statements when both of the following are present:

•	the estimate is complex in nature or requires a high degree of judgment; and

•	the use of different estimates and assumptions could have a material impact on the consolidated financial statements.

We have discussed the development and selection of our critical accounting estimates and related disclosures with the audit committee of our board of directors. Those estimates critical to the preparation of our consolidated financial statements are listed below.

Revenue recognition

Our revenue is derived from a variety of IT consulting, technology implementation and application outsourcing services. Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to GAAP. Revenue is recognized as work is performed and amounts are earned in accordance with the SEC Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue as the service is performed.

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

We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. Our Indian subsidiary is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each Software Technology Park, or STP, it operates. All of our STP holidays will be completely phased out by March 2010 and, at that time, any profits could be fully taxable at the Indian statutory rate, which is currently 34%. Although we believe we have complied with, and are eligible for, the STP holidays, it is possible that upon examination the government of India may deem us ineligible for the STP holidays or make adjustments to the profit level. In anticipation of the phase-out of the STP holidays, we intend to locate at least a portion of our Indian operations in areas designated as Special Economic Zones, or SEZs, to secure additional tax exemptions for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lankan subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate.

It is our intent to reinvest all accumulated earnings from India and Sri Lanka back into their respective operations to fund growth. As a component of this strategy, pursuant to Accounting Principles Board Opinion No. 23, Accounting for Income Taxes-Special Areas, we do not accrue incremental U.S. taxes on Indian, Sri Lanka, or U.K. earnings as these earnings are considered to be permanently or indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, which would increase our overall effective tax rate.

Share-based compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, share-based compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised, the expected volatility of our stock, the number of share-based awards that are expected to be forfeited and due to a recent tax law change in India, the expected exercise proceeds for share-based awards subject to the Indian fringe benefit tax. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

Effective April 1, 2007, a new fringe benefit tax was introduced in India that obligates us to pay, upon the exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to the date of total vesting. We intend to collect the cash amount of the fringe benefit tax from our team members. However under GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related cash recovery of such tax from our team members is required to be recorded to stockholders’ equity as proceeds from a stock-based compensation award. Our future operating results may experience volatility as a result of the timing of exercise or distribution of shares related to stock-based compensation awards to our team members who worked or are working in India. The amount of stock-based Indian fringe benefit tax expense recorded during our fiscal year ended March 31, 2008 was immaterial.

We established a stock appreciation rights plan, or SAR Plan, during the fiscal year ended March 31, 2006. Prior to our IPO in August 2007, under the terms of the SAR Plan, all stock appreciation rights, or SARs, were settled in cash and the compensation cost and future liability for these SARs were determined using the fair value at the grant date and remeasuring the fair value of the vested SARs at the close of each reporting period. After our IPO, we are obligated under the SAR Plan to settle all SARs in shares of our common stock. Therefore, the SARs are now equity classified and are no longer remeasured. The liability measured as of our IPO date was $1.4 million and this amount has been reclassified as a component of additional paid in capital subsequent to our IPO.

Results of operations

Fiscal year ended March 31, 2008 compared to fiscal year ended March 31, 2007

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2008 and 2007:

	Fiscal Year Ended March 31,
	2008	2007	$ Change	% Change
	(Dollars in thousands)

Revenue	$165,198	$124,660	$40,538	32.5%
Costs of revenue	92,847	68,031	24,816	36.5

Gross profit	72,351	56,629	15,722	27.8
Operating expenses	52,972	42,478	10,494	24.7

Income from operations	19,379	14,151	5,228	36.9
Other income	3,249	1,209	2,040	168.7

Income before income tax expense (benefit)	22,628	15,360	7,268	47.3
Income tax expense (benefit)	4,857	(3,630)	8,487	(233.8)

Net income	$17,771	$18,990	$(1,219)	(6.4)%

Revenue

Revenue increased by 32.5%, or $40.5 million, from $124.7 million during the fiscal year ended March 31, 2007 to $165.2 million in the fiscal year ended March 31, 2008. This increase is primarily attributed to greater demand for our IT services delivered through our global model. Revenue from clients existing as of March 31, 2007 increased in the fiscal year ended March 31, 2008 by $34.3 million and revenue from new clients added since March 31, 2007 was $6.2 million or 3.8% of total revenue for the fiscal year ended March 31, 2008. In addition, revenue from European clients in the fiscal year ended March 31, 2008 increased by $19.2 million, or 60%, as compared to the fiscal year ended March 31, 2007. Revenue from North American clients increased by $21.1 million, or 23%, as compared to the fiscal year ended March 31, 2007. We had 56 active clients as of March 31, 2008 as compared to 41 active clients as of March 31, 2007. In addition, we experienced strong demand across all of our industry verticals for an increasingly broad range of services, with our BFSI and communications and technology industry verticals experiencing fiscal year-over-year revenue growth of 43% and 34%, respectively.

Costs of revenue

Costs of revenue increased from $68.0 million in the fiscal year ended March 31, 2007 to $92.8 million in the fiscal year ended March 31, 2008, an increase of $24.8 million, or 36.5%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 3,312 as of March 31, 2007 to 4,036 as of March 31, 2008, resulting in additional compensation and benefits costs of $22.1 million. The net effects of a weaker U.S. dollar against the Indian rupee during the fiscal year ended March 31, 2008, as compared to the fiscal year ended March 31, 2007, also increased our costs of revenue by approximately $3.7 million which were partially offset by $0.2 million gain recorded on foreign currency forward contracts as part of our hedging program. These increases were partially offset by a decrease in share-based compensation expense of $0.6 million and a decrease in subcontractors costs of $0.7 million in the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007.

Gross profit

Our gross profit increased by $15.7 million or 27.8%, to $72.4 million for the fiscal year ended March 31, 2008 as compared to $56.6 million in the fiscal year ended March 31, 2007, primarily driven by higher utilization rates. As a percentage of revenue, gross margin was 43.8% and 45.4% in the fiscal years ended March 31, 2008 and 2007, respectively.

Operating expenses

Operating expenses increased from $42.5 million in the fiscal year ended March 31, 2007 to $53.0 million in the fiscal year ended March 31, 2008, an increase of $10.5 million, or 24.7%. The increase in our operating expenses in absolute dollars is due to the increase of $3.4 million in compensation and benefit costs and $0.7 million in share-based compensation expense associated with our non-IT professionals and an additional $3.9 million in infrastructure expenses to accommodate the increase in the number of IT professionals in Asia. In addition, operating expenses during the fiscal year ended March 31, 2008 increased by $0.6 million from the fiscal year ended March 31, 2007 with respect to the incremental non-payroll costs associated with being a public company. The net effects of a weaker U.S. dollar against the Indian rupee during the fiscal year ended March 31, 2008, as compared to the fiscal year ended March 31, 2007, also increased our operating expenses by approximately $1.9 million. These increases were partially offset by the $0.1 million gain recorded on foreign currency forward contracts as part of our hedging program. As a percentage of revenue, our operating expenses decreased from 34.1% in the fiscal year ended March 31, 2007 to 32.1% in the fiscal year ended March 31, 2008.

Income from operations

Income from operations increased from $14.2 million in the fiscal year ended March 31, 2007 to $19.4 million in the fiscal year ended March 31, 2008, an increase of $5.2 million or 36.9%. This increase in income from operations resulted from higher overall gross profit and lower operating expenses as a percentage of revenue. As a percentage of revenue, income from operations increased marginally from 11.4% in the fiscal year ended March 31, 2007 to 11.7% in the fiscal year ended March 31, 2008, primarily due to our lower operating expenses as a percentage of revenue, offset by a lower gross margin.

Other income

Other income increased from $1.2 million in the fiscal year ended March 31, 2007 to $3.2 million in the fiscal year ended March 31, 2008. The increase is primarily attributed to an increase in interest income of $2.7 million, from $1.2 million in the fiscal year ended March 31, 2007 to $3.9 million in the fiscal year ended March 31, 2008, partially offset by the increase in foreign currency transaction losses of $0.8 million, primarily due to the effects of a weaker U.S. dollar against the Indian rupee and our hedging program. The increase in interest income is due to an increase in average cash and cash equivalents and our investment balances during the fiscal year ended March 31, 2008 as a result of our IPO, when compared to the fiscal year ended March 31, 2007.

Income tax expense (benefit)

We had an income tax (benefit) of ($3.6) million in the fiscal year ended March 31, 2007 compared to an income tax expense of $4.9 million in the fiscal year ended March 31, 2008. Our effective tax rate was an income tax (benefit) rate of (23.6%) for the fiscal year ended March 31, 2007, which is largely due to the recognition of a discrete income tax benefit of approximately $5.0 million due to the release of our deferred tax asset valuation allowance in our statement of income during the fiscal year ended March 31, 2007, as compared to an effective tax rate of 21.5% for the fiscal year ended March 31, 2008.

Net income

Net income decreased from $19.0 million in the fiscal year ended March 31, 2007 to $17.8 million in the fiscal year ended March 31, 2008. This decrease was driven primarily by the recognition of a discrete income tax benefit due to the release of our deferred tax asset valuation allowance during the fiscal year ended March 31, 2007, which offset an increase in income from operations and other income during the fiscal year ended March 31, 2008.

Fiscal year ended March 31, 2007 compared to fiscal year ended March 31, 2006

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2007 and 2006:

	Fiscal Year Ended March 31,
	2007	2006	$ Change	% Change
	(Dollars in thousands)

Revenue	$124,660	$76,935	$47,725	62.0%
Costs of revenue	68,031	43,417	24,614	56.7

Gross profit	56,629	33,518	23,111	69.0
Operating expenses	42,478	32,925	9,553	29.0

Income from operations	14,151	593	13,558	2,286.3
Other income	1,209	1,564	(355)	(22.7)

Income before income tax expense (benefit)	15,360	2,157	13,203	612.1
Income tax expense (benefit)	(3,630)	176	(3,806)	(2,162.5)

Net income	$18,990	$1,981	$17,009	858.6%

Revenue

Revenue increased by 62.0%, or $47.7 million, from $76.9 million during the fiscal year ended March 31, 2006 to $124.7 million in the fiscal year ended March 31, 2007. This increase is primarily attributed to greater demand for our IT services delivered through our global model. Revenue from clients existing as of March 31, 2006 increased in the fiscal year ended March 31, 2007 by $43.9 million and revenue from new clients added since March 31, 2006 was $3.8 million or 3.0% of total revenue for the fiscal year ended March 31, 2007. In addition, revenue from European clients for the fiscal year ended March 31, 2007 increased by $21.3 million as compared to the fiscal year ended March 31, 2006. Revenue from North American clients for the fiscal year ended March 31, 2007 increased by $26.3 million as compared to the fiscal year ended March 31, 2006. We had 41 active clients as of March 31, 2007 as compared to 46 active clients as of March 31, 2006.

Costs of revenue

Costs of revenue increased from $43.4 million in the fiscal year ended March 31, 2006 to $68.0 million in the fiscal year ended March 31, 2007, an increase of $24.6 million, or 56.7%. A significant portion of the increase was attributable to an increase in the number of IT professionals to support revenue growth, from 2,113 as of March 31, 2006 to 3,312 as of March 31, 2007, resulting in additional compensation and benefits costs of $21.5 million. We also experienced increases in subcontractor costs working on client engagements of $2.5 million and share-based compensation expense of $0.7 million in the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006. The net effects of a stronger U.S. dollar against the Indian rupee during the fiscal year ended March 31, 2007 as compared the fiscal year ended March 31, 2006, decreased our costs of revenue by approximately $0.3 million, partially offset by the impact of our hedged positions of $0.2 million.

Gross profit

Our gross profit increased from $33.5 million in the fiscal year ended March 31, 2006 to $56.6 million in the fiscal year ended March 31, 2007, an increase of $23.1 million, or 69.0%. As a percentage of revenue, gross margin was 45.4% and 43.6% in the fiscal years ended March 31, 2007 and 2006, respectively.

Operating expenses

Operating expenses increased from $32.9 million in the fiscal year ended March 31, 2006 to $42.5 million in the fiscal year ended March 31, 2007, an increase of $9.6 million, or 29.0%. The increase in our operating expenses in absolute dollars is due to the growth in our headcount in non-IT professionals resulting in an increase of $2.8 million in compensation and benefit costs, $0.4 million in share-based compensation expense and an additional $2.6 million in infrastructure expenses to accommodate the increase in the number of IT professionals in Asia. In addition, we incurred an additional $3.7 million in professional services and travel expenses to establish a financial shared-services center in India to provide back-office transactional support to our Indian, U.K. and U.S. finance organizations and to formalize our internal control framework in anticipation of meeting the standards set forth by the Sarbanes-Oxley Act of 2002 during the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006.

In the fiscal years ended March 31, 2007 and 2006, we invested in sales, marketing, IT infrastructure, human resource programs and financial operations. Our investments in our infrastructure, principally in staff and systems, provided us with higher economies of scale and supported our revenue growth. As a result, our operating expenses, as a percentage of revenue, decreased from 42.8% in the fiscal year ended March 31, 2006 to 34.1% in the fiscal year ended March 31, 2007.

Income from operations

Income from operations increased from $0.6 million in the fiscal year ended March 31, 2006 to $14.2 million in the fiscal year ended March 31, 2007, an increase of $13.6 million. This increase in income from operations resulted from higher overall gross profit and lower operating expenses as a percentage of revenue. As a percentage of revenue, income from operations increased from 0.8% in the fiscal year ended March 31, 2006 to 11.4% in the fiscal year ended March 31, 2007.

Other income

Other income decreased from $1.6 million in the fiscal year ended March 31, 2006 to $1.2 million in the fiscal year ended March 31, 2007. The decrease is attributed to the absence of one-time investment gains of $0.9 million, partially offset by an increase in interest income by $0.4 million in the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006. The increase in interest income is due to an increase in average cash and equivalents during the fiscal year ended March 31, 2007 when compared to the fiscal year ended March 31, 2006.

Income tax expense (benefit)

We had income tax expense of $0.2 million in the fiscal year ended March 31, 2006 compared to an income tax (benefit) of ($3.6) million in the fiscal year ended March 31, 2007. This decrease in income tax expense is largely related to the recognition of a discrete income tax benefit of $5.0 million due to the release of our deferred tax asset valuation allowance in our statement of income during the fiscal year ended March 31, 2007. This was partially offset by the provision of $1.4 million in income taxes in the fiscal year ended March 31, 2007. Also reflected in the provision are higher U.S. federal and state income taxes due to higher U.S. profit levels. Our effective tax rate was 8.1% for the fiscal year ended March 31, 2006 as compared to an income tax (benefit) rate of (23.6%) for the fiscal year ended March 31, 2007.

Net income

Net income increased from $2.0 million in the fiscal year ended March 31, 2006 to $19.0 million in the fiscal year ended March 31, 2007. This increase was driven by the increase in revenue, offset by comparatively smaller increases in costs of revenue and operating expenses and the recognition of a discrete income tax benefit of $5.0 million due to the release of our deferred tax asset valuation allowance.

Liquidity and capital resources

We completed an IPO of our common stock on August 8, 2007. In connection with our IPO, we issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. We received net proceeds of $52.8 million after deducting underwriting discounts and commissions of $4.3 million and offering costs of $4.5 million.

We have financed our operations from sales of shares of equity securities, including preferred and common stock and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

As of March 31, 2008, we had cash and cash equivalents and short-term investments of $81.9 million, of which $6.7 million was held outside the United States. There were foreign currency derivative contracts with a notional amount of $73.1 million outstanding as at March 31, 2008. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of foreign exchange contracts to be supported by our borrowing base. Advances under our credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. Our credit facility is secured by certain U.S. assets in favor of the bank and contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. As of March 31, 2008, we have no amounts outstanding under this credit facility. Our credit facility expires on September 30, 2008.

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

On January 31, 2008, we purchased, from two banking institutions, multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The contracts have an aggregate notional amount of approximately 2.9 billion Indian rupees (approximately $73.4 million) and will settle on a monthly basis over a 21 month period ending December 31, 2009. We have the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The approximate weighted average Indian rupee rate associated with these contracts is 39.56.

As of March 31, 2008, our long-term investments included $8.0 million of auction-rate securities. All of these auction rate securities are AAA or Aaa rated by one or more of the major credit rating agencies. Furthermore, 85% of these auction rate securities are issued by state agencies which issue student loans, of which approximately 97% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). The remaining 15% of these auction rate securities consists of investments in municipal bonds and preferred shares in a closed end mutual fund. As of March 31, 2008, we experienced failed auctions with respect to all of our auction rate securities, resulting in our inability to sell these securities. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rate does not reset at a market rate but instead resets based on a formula contained in the security, which is generally higher than the current market rate. We have assessed each failed auction and believe that none of the underlying issuers of auction rate securities are presently at risk for default. At March 31, 2008, we recorded, as a component of accumulated other comprehensive income, a temporary impairment charge of $0.4 million, or $0.3 million, net of tax, related to our auction rate securities.

We believe we will be able to recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, (ii) credit rating of the securities held by us and (iii) recent news that certain municipal issuers of auction-rate securities with failed auctions have announced plans to call such securities. All of the auction-rate municipal debt securities held by us are callable by the issuer at par value. If future auctions continue to fail, we believe the issuers of the auction-rate securities held by us will begin to call these securities to avoid paying the higher penalty interest rates associated with failed auctions. However, it could take until the final maturity of the underlying security (up to 37 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute current and planned operations and needs for the foreseeable future.

We believe that our available cash and cash equivalents, short-term investments and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flow increases, our continued intent not to repatriate earnings from India and Sri Lanka and the availability of public and private debt and equity financing. To the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $31.0 million, of which we anticipate spending approximately $15.0 million during the fiscal year ending March 31, 2009. Through March 31, 2008, we have spent $7.7 million toward the completion of this facility with approximately $7.2 million spent during the fiscal year ended March 31, 2008. Other capital expenditures during the fiscal year ended March 31, 2008 were approximately $5.3 million. We expect other capital expenditures in the normal course of business during the fiscal year ended March 31, 2009 to be approximately $6.0 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$13,440	$11,120	$1,892
Net cash used for investing activities	(73,147)	(6,364)	(865)
Net cash provided by financing activities	55,434	9,843	659
Effect of exchange rate on cash	241	243	145

Net increase (decrease) in cash and cash equivalents	(4,032)	14,842	1,831
Cash and cash equivalents, beginning of fiscal year	45,079	30,237	28,406

Cash and cash equivalents, end of fiscal year	$41,047	$45,079	$30,237

Net cash provided by operating activities

Net cash provided by operating activities was $13.4 million during the fiscal year ended March 31, 2008 as compared to $11.1 million during the fiscal year ended March 31, 2007. This increase was attributable to a decrease in our trade accounts receivable by $6.1 million as a result of our increased collection efforts, a decrease in deferred income taxes of $5.4 million, an increase in accrued compensation and benefits of $1.1 million and an increase in depreciation and amortization of $0.7 million during the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007. These sources of cash were partially offset by decreases in net income of $1.2 million, an increase in prepaid and other current assets of $3.3 million, an increase in other long-term assets of $3.8 million and a decrease in accounts payable of $2.8 million during the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007.

Net cash provided by operating activities was $11.1 million during the fiscal year ended March 31, 2007 as compared to $1.9 million during the fiscal year ended March 31, 2006. This increase was attributable to our increase in net income of $17.0 million, an increase in accounts payable of $2.0 million, an increase in share-based compensation expense of $1.1 million and a $0.9 million reduction on the one-time gain on the sale of an equity investment during the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006. These increases were partially offset by an increase in trade receivables by $6.1 million, an increase in deferred income taxes due to the release of our valuation allowance of $5.0 million and a decrease in deferred revenue by $0.7 million.

Net cash used for investing activities

Net cash used for investing activities was $73.1 million during the fiscal year ended March 31, 2008 as compared to $6.4 million during the fiscal year ended March 31, 2007. The increase was due to investments of cash and IPO proceeds into short-term investments of $79.8 million and long-term investments of $23.9 million, partially offset by proceeds from sale or maturity of short-term investments of $40.9 million and long-term investments of $4.7 million. Additionally, we invested $12.5 million in facilities and equipment including $7.2 million on our Hyderabad campus during the fiscal year ended March 31, 2008, as compared to total capital expenditures of $6.0 million during the fiscal year ended March 31, 2007. There was also an increase in restricted cash of $1.8 million in the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007. Further, we received proceeds from the sale of equity investments of $0.5 million in the fiscal year ended March 31, 2007, with no such transaction in the fiscal year ended March 31 2008.

Net cash used for investing activities was $6.4 million during the fiscal year ended March 31, 2007 as compared to $0.9 million during the fiscal year ended March 31, 2006. We invested $6.0 million on facilities and equipment during the fiscal year ended March 31, 2007, as compared to total capital expenditures of $1.4 million during the fiscal year ended March 31, 2006. In our fiscal year ended March 31. 2006, we contained our facilities and equipment spending and made an effort to redeploy existing equipment due to lower utilization at our global delivery centers in India and Sri Lanka, particularly during the first half of the fiscal year ended March 31, 2006. There was also an increase in restricted cash of $0.9 million in the fiscal year ended March 31, 2007 as compared to the fiscal year ended March 31, 2006.

Net cash provided by financing activities

Net cash provided by financing activities was $55.4 million during the fiscal year ended March 31, 2008, as compared to $9.8 million during the fiscal year ended March 31, 2007. The increase was due to the gross proceeds from our IPO of $61.6 million during the fiscal year ended March 31, 2008 as compared to proceeds from the sale of common stock of $11.0 million, net of expenses, during the fiscal year ended March 31, 2007. In addition, we received proceeds of $0.4 million from stock option exercises during the fiscal year ended March 31, 2008 as compared to proceeds of $0.5 million from other stock sales and stock option exercises during the fiscal year ended March 31, 2007. We also recognized tax benefits of $0.4 million on stock option exercises during the fiscal year ended March 31, 2008. This increase was partially offset by the $7.0 million of cash used to fund our IPO during the fiscal year ended March 31, 2008 as compared to $1.8 million during the fiscal year ended March 31, 2007.

Net cash provided by financing activities was $9.8 million during the fiscal year ended March 31, 2007, as compared to $0.7 million during the fiscal year ended March 31, 2006. The increase was due to the proceeds of $11.0 million, net of expenses, on the sale of common stock to a wholly-owned subsidiary of BT. In addition, we received proceeds of $0.5 million from other stock sales and stock option exercises during the fiscal year ended March 31, 2007 as compared to $0.9 million during the fiscal year ended March 31, 2006. In the fiscal year ended March 31, 2007, we incurred $1.8 million of costs to fund our IPO.

Contractual obligations

We have no long-term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments as of March 31, 2008.

	Payments Due by Period
		Less Than	1-3	3-5
	Total	1 Year	Years	Years	5+ Years
	(In thousands)

Operating lease obligations(1)	$14,014	$4,425	$7,458	$2,131	$—
Defined benefit plan(2)	3,837	113	434	710	2,580
Capital Commitments(3)	11,022	11,022	—	—	—

Total	$28,873	$15,560	$7,892	$2,841	$2,580

(1)	Our obligations under our operating leases consist of future payments related to our real estate leases.

(2)	We accrue and contribute to benefit funds covering our employees in India and Sri Lanka. The amounts in the table represent the expected benefits to be paid out over the next ten years. We are not able to quantify expected benefit payments beyond ten years with any certainty.

(3)	Relates to construction of our campus in Hyderabad, India, net of advances.

Off-balance sheet arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. We had cash-secured letters of credit totaling approximately $0.6 million at March 31, 2008.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee as described below in “Qualitative and Quantitative Disclosures about Market Risk.”

During the quarter ended March 31, 2008, we adopted an expanded foreign currency hedging program to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling, although such hedging program may not be effective. The expanded program contemplates a partially hedged position for a rolling eight quarter period.

Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-and interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On April 1, 2007, we adopted FIN 48. The cumulative effect of adopting FIN 48 of $0.1 million was recorded as a reduction of beginning retained earnings.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160

establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning April 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for our financial statements beginning April 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other GAAP. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We are currently evaluating the potential impact that SFAS No. 159 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP 157-2 (the FSP) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We are currently evaluating the potential impact that SFAS No. 157 and the FSP will have on our consolidated financial statements.

Item 7A.	Quantitative and qualitative disclosures about market risk

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet and operating cash flows from the U.K. pound sterling, Indian rupee, and the Sri Lankan rupee.

During the fiscal year ended March 31, 2008, we adopted a foreign currency hedging program to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts as of March 31, 2008 was $71.6 million. There were no outstanding foreign currency derivative contracts as of March 31, 2007.

Assuming the amount of expenditures by our Indian operations were consistent with fiscal 2008 and the timing of the funding of these operations were to remain consistent during our fiscal year ending March 31, 2009, a constant increase or decrease in the exchange rate between the Indian rupee and the U.S. dollar during the fiscal 2009 of 10% would impact our net income by $5.1 million excluding the effect of foreign currency derivative contracts which would offset 85% of the impact.

Interest rate risk

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of March 31, 2008, we had $99.1 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in short-term interest rates. Our investment securities primarily consist of auction rate securities, commercial paper and corporate debts. All of our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 10% decrease in market interest rates at March 31, 2008 would impact the net fair value of such interest-sensitive financial instruments by $0.3 million. We had no debt outstanding as of March 31, 2008.

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

As of March 31, 2008, our long-term investments included $8.0 million of auction-rate securities. All of these auction rate securities are AAA or Aaa rated by one or more of the major credit rating agencies. Furthermore, 85% of these auction rate securities are issued by state agencies which issue student loans, of which approximately 97% are guaranteed by the U.S. government under the FFELP. The remaining 15% of these auction rate securities consists of investments in municipal bonds and preferred shares in a closed end mutual fund. As of March 31, 2008, we had experienced failed auctions with respect to our auction rate securities, resulting our inability to sell these securities. As a result, our ability to liquidate and fully recover the carrying value of our investments in the near term may be impacted. We believe that our available cash and cash equivalents, short term investments and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for the foreseeable future.

Item 8.	Financial Statements and Supplementary Data

Virtusa Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Virtusa Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective April 1, 2005.

/s/   KPMG LLP

Boston, Massachusetts
May 29, 2008

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	March 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$41,047	$45,079
Short-term investments	40,816	—
Accounts receivable, net of allowance of $653 and $420 at March 31, 2008 and 2007, respectively	34,716	28,588
Unbilled accounts receivable	4,233	2,422
Prepaid expenses	4,025	1,862
Deferred income taxes	901	3,094
Other current assets	6,349	3,681

Total current assets	132,087	84,726
Property and equipment, net	16,833	7,541
Long-term investments	17,091	41
Restricted cash	4,361	1,588
Deferred income taxes	4,429	1,946
Other long-term assets	5,969	3,477

Total assets	$180,770	$99,319

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,726	$4,414
Accrued employee compensation and benefits	10,424	6,999
Accrued expenses — other	8,375	4,338
Deferred revenue	351	877
Income taxes payable	403	1,163
Accrued liabilities — stock appreciation rights	—	1,170

Total current liabilities	23,279	18,961
Long-term liabilities	1,657	237

Total liabilities	24,936	19,198

Redeemable convertible preferred stock, at accreted redemption value:
Series A redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 4,043,582 shares at liquidation preference at March 31, 2008 and 2007, respectively	—	13,500
Series B redeemable convertible preferred stock, $0.01 par value. Authorized zero and 8,749,900 shares at March 31, 2008 and 2007, respectively; issued and outstanding zero and 8,647,043 shares at liquidation preference at March 31, 2008 and 2007, respectively	—	15,132
Series C redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 12,807,624 shares at liquidation preference at March 31, 2008 and 2007, respectively	—	12,230
Series D redeemable convertible preferred stock, $0.01 par value. Authorized, issued and outstanding zero and 7,458,494 shares at liquidation preference at March 31, 2008 and 2007, respectively	—	20,000

Total redeemable convertible preferred stock	—	60,862

Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 and 29,016,038 shares at March 31, 2008 and 2007, respectively; issued zero shares at March 31, 2008 and 2007	—	—
Common stock, $0.01 par value; Authorized 120,000,000 and 80,000,000 shares at March 31, 2008 and 2007, respectively; issued 23,427,976 and 7,420,646 shares at March 31, 2008 and 2007, respectively; outstanding 23,008,411 and 7,001,081 shares at March 31, 2008 and 2007, respectively	234	74
Treasury stock, 419,565 common shares, at cost	(442)	(442)
Additional paid-in capital	137,774	19,205
Accumulated earnings	18,428	752
Accumulated other comprehensive loss	(160)	(330)

Total stockholders’ equity	155,834	19,259

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$180,770	$99,319

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue	$165,198	$124,660	$76,935
Costs of revenue	92,847	68,031	43,417

Gross profit	72,351	56,629	33,518

Operating expenses:
Selling, general and administrative expenses	52,972	42,478	32,925

Income from operations	19,379	14,151	593
Other income (expense):
Interest income, net	3,917	1,246	800
Gain on sale of investments	—	—	927
Foreign currency transaction gains (losses)	(732)	125	(193)
Other, net	64	(162)	30

Total other income	3,249	1,209	1,564

Income before income tax expense (benefit)	22,628	15,360	2,157
Income tax expense (benefit)	4,857	(3,630)	176

Net income	$17,771	$18,990	$1,981

Net income per share of common stock
Basic	$0.83	$1.09	$0.12

Diluted	$0.76	$1.03	$0.11

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

							Notes
							Receivable		Accumulated	Total	Total
					Additional		from	Accumulated	Other	Stockholder’s	Comprehensive
	Common Stock		Treasury Stock		Paid-in	Deferred	Employee	Earnings	Comprehensive	Equity	Income
	Shares	Amount	Shares	Amount	Capital	Earnings	Stockholders	(Deficit)	Loss	(Deficit)	(Loss)
	(In thousands, except share amounts)

Balance at March 31, 2005	5,984,117	$60	(419,565)	$(442)	$3,273	$(71)	$(49)	$(20,219)	$(451)	$(17,899)	$1,193

Accrued interest on notes receivable from employees	—	—	—	—	—	—	(2)	—	—	(2)
Accretion of preferred stock issuance cost	—	—	—	—	(56)	—	—	—	—	(56)
Proceeds from sale of common stock	266,030	2	—	—	764	—	—	—	—	766
Proceeds from the exercise of stock options	80,917	1	—	—	108	—	—	—	—	109
Share-based compensation	—	—	—	—	1,516	71	—	—	—	1,587
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	—	—	(96)	(96)	(96)
Net income	—	—	—	—	—	—	—	1,981	—	1,981	1,981

Balance at March 31, 2006	6,331,064	$63	(419,565)	$(442)	$5,605	$—	$(51)	$(18,238)	$(547)	$(13,610)	$1,885

Accrued interest on notes receivable from employees	—	—	—	—	—	—	(2)	—	—	(2)
Repayment of principal and accrued interest on notes	—	—	—	—	—	—	53	—	—	53
Accretion of preferred stock issuance cost	—	—	—	—	(48)	—	—	—	—	(48)
Proceeds from sale of common stock	1,006,669	10	—	—	11,410	—	—	—	—	11,420
Proceeds from the exercise of stock options	82,913	1	—	—	128	—	—	—	—	129
Share-based compensation	—	—	—	—	1,962	—	—	—	—	1,962
Adjustment to initially apply SFAS No. 158	—	—	—	—	—	—	—	—	(136)	(136)
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	—	—	353	353	353
Reclassification of warrants from equity to liabilities pursuant to adoption of FSP 150-5	—	—	—	—	(151)	—	—	—	—	(151)
Reclassification of warrants from liabilities to equity pursuant to warrant amendment	—	—	—	—	299	—	—	—	—	299
Net income	—	—	—	—	—	—	—	18,990	—	18,990	18,990

Balance at March 31, 2007	7,420,646	$74	(419,565)	$(442)	$19,205	$—	$—	$752	$(330)	$19,259	$19,343

Proceeds from the exercise of stock options	181,544	2	—	—	440	—	—	—	—	442
Reclass of SARs from liability to equity	—	—	—	—	1,382	—	—	—	—	1,382
Deferred offering costs	—	—	—	—	(8,811)	—	—	—	—	(8,811)
Proceeds from initial public offering	4,400,000	44	—	—	61,556	—	—	—	—	61,600
Conversion of preferred stock to common stock	11,425,786	114	—	—	60,748	—	—	—	—	60,862
Share based compensation	—	—	—	—	2,817	—	—	—	—	2,817
Unrealized gain (loss) on available-for-sale securities, net of taxes $107	—	—	—	—	—	—	—	—	(196)	(196)	(196)
Unrealized gain (loss) on effective cash flow hedges, net of taxes $567	—	—	—	—	—	—	—	—	(931)	(931)	(931)
Pension benefit adjustment	—	—	—	—	—	—	—	—	(167)	(167)	(167)
Adoption of FIN 48	—	—	—	—	—	—	—	(95)	—	(95)
Tax benefit related to stock plans	—	—	—	—	437	—	—	—	—	437
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	—	—	1,464	1,464	1,464
Net income	—	—	—	—	—	—	—	17,771	—	17,771	17,771

Balance at March 31, 2008	23,427,976	$234	(419,565)	$(442)	$137,774	$—	$—	$18,428	$(160)	$155,834	$17,941

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Cash provided by operating activities:
Net income	$17,771	$18,990	$1,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,923	3,272	3,051
Share-based compensation expense	3,041	2,911	1,792
Gain on sale of equity investment	—	—	(927)
Loss (gain) on disposal of property and equipment and investments	(144)	7	245
Mark to market for liability classified warrants	—	148	—
Deferred income taxes, net	402	(5,040)	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(6,834)	(12,887)	(6,757)
Prepaid expenses and other current assets	(4,960)	(1,625)	(1,593)
Other long-term assets	(3,875)	(10)	(297)
Accounts payable	(1,011)	1,836	(136)
Accrued employee compensation and benefits	3,052	1,981	1,846
Accrued expenses — other	2,032	941	1,560
Deferred revenue	(540)	9	748
Income taxes payable	416	644	207
Excess tax benefits from stock option exercises	(437)	(36)	—
Other long-term liabilities	604	(21)	172

Net cash provided by operating activities	13,440	11,120	1,892

Cash flows used for investing activities:
Proceeds from sale of equity investment	—	466	461
Proceeds from sale of property and equipment	172	35	103
Purchase of short-term investments	(79,773)	—	—
Proceeds from sale or maturity of short-term investments	40,943	—	—
Purchase of long-term investments	(23,929)	—	—
Proceeds from sale or maturity of long-term investments	4,656	—	—
Increase in restricted cash	(2,690)	(872)	—
Purchase of property and equipment	(12,526)	(5,993)	(1,429)

Net cash used for investing activities	(73,147)	(6,364)	(865)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	442	129	109
Proceeds from sale of common stock	61,600	11,420	766
Principal payments on capital lease obligation	(7)	(22)	(216)
Repayments of notes receivable	—	53	—
Deferred stock offering costs	(7,038)	(1,773)	—
Excess tax benefits from stock option exercises	437	36	—

Net cash provided by financing activities	55,434	9,843	659

Effect of exchange rate changes on cash and cash equivalents	241	243	145

Net increase (decrease) in cash and cash equivalents	(4,032)	14,842	1,831
Cash and cash equivalents, beginning of year	45,079	30,237	28,406

Cash and cash equivalents, end of year	$41,047	$45,079	$30,237

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$13	$28
Cash receipts from interest	$3,275	$1,233	$807
Cash paid for income tax	$4,219	$722	$65

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements
(thousands, except share and per share amounts)

(1)	Nature of the Business

Virtusa Corporation (the Company or Virtusa) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States and the United Kingdom, and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.

The Company completed an initial public offering, or IPO, of its common stock on August 8, 2007. In connection with the Company’s IPO, the Company issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. The Company received net proceeds of $52,789 after deducting underwriting discounts and commissions of $4,312 and offering costs of $4,499. Upon the closing of the IPO, all shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of the Company’s common stock.

(2)	Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its subsidiaries, Virtusa (India) Private Limited, organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Consulting Services, Pvt. Ltd., organized and located in India, and Virtusa Software Services, Pvt. Ltd., organized and located in India. All intercompany transactions and balances have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes and related deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(c)	Foreign Currency Translation

The functional currencies of the Company’s non-U.S. subsidiaries are the local currency. India, Sri Lanka and the United Kingdom’s operating and capital expenditures are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are conducted in U.K. pounds sterling.

All transactions and account balances are denominated in the local currency. The Company translates the value of these non-U.S. subsidiaries’ local currency denominated assets and liabilities into U.S. dollars at the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The local currency denominated statement of income amounts are translated into U.S. dollars using the average exchange rates in effect during the period. Realized foreign currency transaction gains and losses are included in the consolidated statements of income. The Company’s non-U.S. subsidiaries do not operate in “highly inflationary” countries.

(d)	Derivative Instruments and Hedging Activities

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. The Company designates derivative contracts as cash flow hedges if it satisfies the criteria for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized immediately in the consolidated statements of income.

With respect to derivatives designated as hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If the Company determines that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will prospectively discontinue hedge accounting with respect to that derivative.

(e)	Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2008, cash equivalents consisted of money market instruments, U.S. Treasury bills and certificates of deposit.

The Company leases its Westborough, Massachusetts facility. The lease is secured by a credit facility, which, in turn is secured by a pledge of restricted cash. As of March 31, 2008 and 2007, cash of $490 was restricted in support of the Westborough, Massachusetts lease. The Company also has restricted cash in India totaling $1,242 and $935 at March 31, 2008 and 2007, respectively, which includes restricted deposits with banks to secure the import of computer and other equipment of $242 and $72 at March 31, 2008 and 2007, respectively, deposits under lien of $299 and $219 respectively, against bank guarantees issued by a bank in favor of government agencies associated with the construction of its facility in India, and deposits under lien of $701 and $644 respectively against a bank guarantee related to a transfer pricing tax appeal with the government of India at March 31, 2008 and 2007. At March 31, 2008 and 2007, the Company had restricted cash in Sri Lanka of $129 and $163, respectively, for a bank guarantee relating to refunds of value-added tax from the Sri Lankan government. Additionally at March 31, 2008, the Company had restricted cash related to its hedging program of $2,500.

(f)	Investment Securities

The Company classifies all debt securities with readily determinable market values as “available for sale” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on these securities are reported as other comprehensive income (loss), net of tax, as a separate component of stockholders’ equity unless the decline in

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income. Short-term investments are those with original maturities of more than three months and less than one year at the date of purchase and less than one year from the date of the balance sheet. Long-term investments are those with maturities of more than one year from the date of the balance sheet.

At March 31, 2008 and 2007, the Company held long-term investments in equity instruments of companies, which the Company accounts for under the cost method, as its ownership is less than 20% and the Company does not have the ability to exercise significant influence over the operations of these companies. In prior years, because evidence indicated that it would be highly unlikely that the Company would be able to sell or otherwise recover the cost basis of certain investments, the Company had reduced the carrying value of certain investments to zero to reflect the value of the investments.

During the fiscal year ended March 31, 2006, the Company recognized a gain of $696 from “earn out” payments on the sale of an investment. The Company also recognized a gain of $231 on the sale of a second investment during the fiscal year ended March 31, 2006 which had a carrying value of zero.

(g)	Fair Value of Financial Instruments

At March 31, 2008 and 2007, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to their short-term nature. Based on borrowing rates currently available to the Company for leases with similar terms, the carrying value of capital lease obligations approximated fair value at March 31, 2008 and 2007.

(h)	Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily comprised of cash and cash equivalents, investments, accounts receivable and unbilled accounts receivable. The Company places its cash in highly rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral.

At March 31, 2008 and 2007, one client accounted for 36% and 28%, respectively, of gross accounts receivable. During the fiscal years ended March 31, 2008 and 2007, one client accounted for 27% and 23%, respectively, of the Company’s revenue.

(i)	Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Property and equipment held under capital leases, which involve a transfer of ownership, are amortized over the estimated useful life of the asset. Other property and equipment held under capital leases and leasehold improvements are amortized over the shorter of their lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(j)	Long-lived Assets

The Company’s long-lived assets include property and equipment. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of the long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the fair value of the assets and the resulting losses are included in the statement of income.

(k)	Internally-Developed Software

Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires certain research and development costs associated with the application development stage to be capitalized for internal use software. At March 31, 2008 and 2007, capitalized software development costs pursuant to SOP 98-1 were approximately $825 and $870, respectively. These costs were recorded in property and equipment. Capitalized internal use software development costs are amortized over their estimated useful life, generally three years, using the straight line method, beginning with the date that an asset is ready for its intended use. For the fiscal years ended March 31, 2008, 2007 and 2006, amortization of capitalized software development costs amounted to approximately $326, $230 and $138, respectively.

(l)	Income Taxes

Income taxes are accounted for under the provisions of SFAS No. 109, Accounting for Income Taxes, using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

At December 31, 2006, the Company determined that it was more likely than not that its deferred tax assets would be realized based upon its positive cumulative operating results and its assessment of its expected future results. As a result, the Company released its valuation allowance and recognized a discrete income tax benefit of $5,040 in its consolidated statement of income for the fiscal year ended March 31, 2007. On an ongoing basis, the Company evaluates whether a valuation allowance is needed to reduce its deferred tax assets to the amount that is more likely than not to be realized based on the weight of all the negative and positive evidence.

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109 (FIN 48). In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions (see note 10).

(m)	Revenue Recognition

The Company derives its revenue from a variety of IT consulting, technology implementation and application outsourcing services. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement which require management to make judgments and estimates in determining the overall cost to the customer. Fees for these contracts may be in the form of time-and-materials or fixed price arrangements and volume discounts are recorded as a reduction of revenue over the contractual period as services are performed.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenue on time-and-material contracts is recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials, the Company recognizes revenue over the period of performance.

Revenue from fixed price contracts is accounted for under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement-related costs. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in costs of revenue of $4,303, $3,312 and $1,724 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

(n)	Costs of Revenue and Operating Expenses

Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to income as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company’s services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $172, $207 and $455 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

General and administrative expenses include other operating items such as officers’ and administrative personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, provision for doubtful accounts, depreciation and operating lease expenses.

(o)	Share-Based Compensation

Effective April 1, 2005, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment, (SFAS 123R) using the modified prospective method. Accordingly, the statements of income for the fiscal years ended March 31, 2008, 2007 and 2006 include compensation costs related to newly granted share-based awards calculated in accordance with SFAS 123R, as well as for those issued in prior years calculated in accordance with SFAS 123 that vest after the adoption date. The compensation cost is determined by estimating the fair value at the grant date of the Company’s common stock using the Black-Scholes option pricing model, and expensing the total compensation cost on a straight line basis (net of estimated forfeitures) over the requisite employee service period. Due to the fringe benefit tax in India, the Company estimated the fair value at grant date using the lattice model for stock options granted to employees based in India, during the fiscal year ended March 31, 2008. The total SFAS 123R compensation expense for the fiscal years ended

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

March 31, 2008, 2007 and 2006 was $3,041, $2,911 and $1,792, respectively, with $661, $1,216 and $537, respectively, of this amount included in the costs of revenue, and $2,380, $1,695 and $1,255, respectively, included in selling, general and administrative expenses.

The fair value of each stock option is estimated on the date of grant using the respective option pricing valuation model with the following assumptions:

Weighted Average Fair
Value Options Pricing	Year Ended March 31,
Model Assumptions	2008	2007	2006

Risk-free interest rate	4.02%	4.63%	4.24%
Expected term (in years)	6.25	6.25	6.44
Anticipated common stock volatility	43.8%	50.06%	60.10%
Expected dividend yield	—	—	—

The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. The Company’s volatility assumption is based on the historical volatility rates of the common stock of its publicly held peers over periods commensurate with the expected term of each grant.

The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees’ behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, the Company has elected to use the SAB No. 107 Share-Based Payments (as amended by SAB 110) “simplified” method of determining the expected term or life of its share-based awards. The SEC permits the use of this method by newly-public companies that have relatively little plan history or peer-company, industry, or other empirical data available to determine the expected period or term over which its awards will be held before exercise.

As of March 31, 2008, there was $2,611 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s Amended and Restated 2000 Option Plan and the Company’s 2007 Stock Option and Incentive Plan (see note 9 for a more complete description of these plans). That cost is expected to be recognized over a remaining weighted average period of 2.38 years.

In addition to the stock options described above, the Company established the 2005 Stock Appreciation Rights Plan, a stock appreciation rights (SARs) compensation plan during the fiscal year ended March 31, 2006 (see note 9 for a more complete description of this plan). Prior to the Company’s IPO, SARs were required to be settled in cash under the terms of the plan. Thus, the Company determined the compensation cost and the future liability for these SARs by establishing the fair value of the SARs at the date of grant and remeasuring the fair value of the vested SARs at the close of each reporting period. Subsequent to the Company’s IPO, the Company is required, under the terms of the plan to settle, and has settled, all exercised SARs in shares of the Company’s common stock. Therefore, the SARs are now equity classified and are no longer remeasured. The liability measured as of the IPO date was $1,382 and this amount has been reclassified as a component of additional paid in capital during the fiscal year ended March 31, 2008. During the fiscal years ended March 31, 2008, 2007 and 2006, the Company recognized compensation expense in the amount of $455, $984 and $206, respectively, with $391, $883 and $185 of this amount included in costs of revenue, and $64, $101 and $21 in selling, general and administrative expenses.

(p)	Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.

(q)	Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

(r)	Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. On April 1, 2007, the Company adopted FIN 48. The cumulative effect of adopting FIN 48 of $95 was recorded as a reduction of beginning retained earnings.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact that SFAS No. 160 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for financial statements beginning April 1, 2008. SFAS No. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluating the potential impact that SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP SFAS No. 157-2 (the FSP) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP partially

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. The Company is currently evaluating the potential impact that SFAS No. 157 and the FSP will have on its consolidated financial statements.

(s)	Reclassifications

Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2008 presentation.

(3)	Net Income per Share

Prior to the Company’s IPO, the Company calculated net income per share in accordance with SFAS No. 128, Earnings per Share (SFAS No. 128) and EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement 128 (EITF No. 03-6). EITF No. 03-6 clarifies the use of the “two-class” method for the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company’s series A, B, C and D redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company. When determining basic earnings per share under EITF No. 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. Net losses are not allocated to preferred stockholders.

Basic net income per share for the fiscal years ended March 31, 2007 and 2006 has been calculated using the two class method. Basic net income per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding. The net income available to common stockholders is calculated by deducting dividends allocable to the Company’s redeemable convertible preferred stock from net income. There have been no dividends to common or redeemable convertible preferred stock for any of the periods presented. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive.

Subsequent to the IPO, for the fiscal year ended March 31, 2008, basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs and warrants, net of shares assumed to have been purchased with the proceeds, using the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Fiscal Year Ended March 31,
	2008	2007	2006

Numerators:
Net income	$17,771	$18,990	$1,981
Net income allocated to participating redeemable convertible preferred stockholders	—	12,447	1,328

Net income available to common stockholders	$17,771	$6,543	$653

Denominators:
Weighted average common shares outstanding	21,368,470	6,005,619	5,613,623
Dilutive effect of employee stock options and warrants	1,828,021	919,756	321,810
Dilutive effect of stock appreciation rights	86,172	—	—
Dilutive effect of redeemable convertible preferred shares	—	11,425,786	11,425,786

Weighted average shares-Diluted	23,282,663	18,351,161	17,361,219

Net income per share-Basic	$0.83	$1.09	$0.12

Net income per share-Diluted	$0.76	$1.03	$0.11

During the fiscal years ended March 31, 2008, 2007, and 2006, options to purchase 257,386, 691,151 and 1,826,595 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4)	Investment Securities

At March 31, 2008, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. Fair market value was determined based upon quoted market prices for the applicable security.

The following is a summary of investment securities as of March 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Commercial paper	$14,969	$1	$(14)	$14,956
Corporate bonds	16,621	88	(41)	16,668
Auction Rate Securities	8,350	—	(385)	7,965
Treasury Coupons	8,579	12	(8)	8,583
Medium and Short-term notes	4,885	11	(9)	4,887
Euro dollar bonds	2,806	32	—	2,838
Municipal bonds	1,200	8	—	1,208
Certificates of deposit	800	2	—	802

Total	$58,210	$154	$(457)	$57,907

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At March 31, 2007, the Company had investments in Sri Lanka treasury notes and bills of $41 which were carried at cost and were redeemed during the Company’s fiscal year ended March 31, 2008.

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2008 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments cost, the length of time the investments have been in an unrealized loss position and the Company’s ability to hold the investments to maturity.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2008:

	Less Than 12 Months
		Gross
		Unrealized
	Fair Value	Losses

Available-for-sale securities:
Commercial paper	$7,929	$(14)
Corporate bonds	4,910	(41)
Auction Rate Securities	7,965	(385)
Treasury Coupons	5,070	(8)
Medium and Short-term notes	1,967	(9)

Total	$27,841	$(457)

Available-for-sale securities by contractual maturity were as follows:

March 31, 2008

Due in one year or less	$40,816
Due after 1 year through 5 years	9,126
Due after 5 years	7,965

Total	$57,907

The Company’s investments in auction rate securities generally have contractual maturities in excess of one year; however, they are structured to provide liquidity to the Company every ninety days or less when interest rates are reset through a “Dutch” auction process. As of March 31, 2008, the Company held $7,965 of auction rate securities whose underlying assets are generally student loans which are substantially backed by the Federal government. During the period February 6, 2008 to March 31, 2008 auctions failed for all of the auction rate securities held by the Company at March 31, 2008, at which time, the Company reclassified these auction rate securities from short-term investments to long-term investments. There has not been a deterioration of the underlying credit quality of the auction rate securities, and the Company has the intent and ability to hold the securities until there is a recovery in the market value, if necessary. As of March 31, 2008, the Company recorded as a component of other comprehensive income (loss) an unrealized loss of $385, or $250 net of tax, related to its auction rate securities.

During the year ended March 31, 2008, the Company recorded net gains on investments of $64 on sales of marketable securities.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(5)	Property and Equipment

Property and equipment and their estimated useful lives in years consists of the following:

	Estimated
	Useful Life	March 31,
	(Years)	2008	2007

Computer equipment	3	$17,043	$14,664
Furniture and fixtures	7	1,768	2,005
Vehicles	4	229	299
Software	3	3,689	2,835
Leasehold improvements	Lesser of Estimated Useful Life or Lease Term	3,476	2,220
Capital work-in-progress		9,559	1,039

		35,764	23,062
Less — Accumulated depreciation and amortization		18,931	15,521

		$16,833	$7,541

Depreciation and amortization expense for the fiscal years ended March 31, 2008, 2007 and 2006 was $3,923, $3,272 and $3,051, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

(6)	Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	March 31,
	2008	2007

Accrued taxes	$2,564	$1,841
Accrued professional fees	1,317	1,043
Derivative instruments-current	1,530	—
Accrued miscellaneous	2,964	1,454

Total	$8,375	$4,338

(7)	Debt

The Company has a $3,000 revolving line of credit with a bank with a $1,500 sub-limit for letters of credit as of March 31, 2008. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of foreign exchange contracts to be supported by the Company’s borrowing base. Advances under this credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. The credit facility is secured by the grant of a security interest in all of the Company’s U.S. assets in favor of the bank and contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. The credit facility expires on September 30, 2008. The Company had no amounts outstanding under this credit facility as of March 31, 2008.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(8)	Redeemable Convertible Preferred Stock, Preferred Stock, and Common Stock

The Company completed an IPO of its common stock on August 8, 2007. In connection with its IPO, the Company issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. Upon the closing of the Company’s IPO, the Company’s series A, B, C, and D redeemable convertible preferred stock automatically converted into common stock.

The Company’s redeemable convertible preferred stock consisted of the following as of March 31, 2008 and 2007, respectively:

	Series A	Series B	Series C	Series D	Total

Balance at March 31, 2007	$13,500	$15,132	$12,230	$20,000	$60,862
Conversion to Common Stock at IPO	(13,500)	(15,132)	(12,230)	(20,000)	(60,862)
Balance at March 31, 2008	$—	$—	$—	$—	$—

In addition, the Company in its certificate of incorporation has authorized and reserved a total of 120,000,000 shares of $0.01 par value, common stock and 5,000,000 shares of $0.01 par value, undesignated preferred stock. None of the undesignated shares of preferred stock have been issued as of March 31, 2008.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding.

On March 29, 2007, the Company issued and sold 918,807 shares of common stock at $12.27 per share for gross proceeds of approximately $11,273 to a wholly-owned subsidiary of British Telecommunications plc (BT), one of the Company’s clients. The per share price was equal to the estimated fair value of the common stock at the date of sale as determined by the Company’s board of directors. The sale represented 4.99% of the Company’s then outstanding common stock at the date of the sale.

In August 2006, the Company issued and sold 87,866 shares of its common stock to a newly-appointed member of the board of directors at $4.19 per share.

Each of the per-share prices listed above was equal to the estimated fair value of the common stock at the date of sale as determined by the Company’s board of directors.

(9)	Stock Options and Appreciation Rights

The Company’s Amended and Restated 2000 Stock Option Plan (the 2000 Plan), was adopted in the fiscal year ended March 31, 2001 under which shares were reserved for issuance to the Company’s employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 3,281,149 as of March 31, 2008. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value.

In July 2005, the Company adopted the Virtusa Corporation 2005 Stock Appreciation Rights Plan (the SAR Plan). Under the SAR Plan, the Company may grant up to 479,233 SARs to employees and consultants of Virtusa and its foreign subsidiaries, and settled the SARs in cash or common stock, as set forth in the SAR Plan. In connection with the adoption of the SAR Plan, the Company reduced the number of shares reserved for issuance under the 2000 Plan by 479,233 to 3,281,149, canceled options previously granted under the 2000

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Plan to certain non-U.S. employees, and issued SARs in replacement of the cancelled options that had the identical exercise price, exercise period after termination and vesting period as the canceled options. Prior to the Company’s IPO, the SARs could only be settled in cash. After the Company’s IPO, the cash settlement feature of the SARs ceased and exercises may only be settled in shares of the Company’s common stock.

The Company’s board of directors and its stockholders approved the Company’s 2007 Stock Option and Incentive Plan (the 2007 Plan), in May 2007. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, including as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. In May 2007, the Company’s board of directors determined that no further grants would be made under the 2000 Plan or the SAR Plan.

The following table summarizes stock option activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2008, 2007 and 2006:

	Number of
	Options to Purchase	Weighted Average
	Common Shares	Exercise Price

Outstanding at March 31, 2005	2,138,862	$3.49
Granted	440,217	2.84
Exercised	(80,908)	1.34
Canceled and replaced with SARs	(207,460)	4.00
Forfeited	(340,696)	4.00

Outstanding at March 31, 2006	1,950,015	3.29
Granted	610,032	5.46
Exercised	(82,899)	1.55
Forfeited	(134,746)	5.05

Outstanding at March 31, 2007	2,342,402	3.82
Granted	464,524	13.88
Exercised	(166,979)	2.86
Forfeited	(88,190)	5.93

Outstanding at March 31, 2008	2,551,757	5.64

The following table summarizes options exercisable and available for future grant under the 2000 Plan and 2007 Plan at March 31, 2008:

March 31,
2008

Options exercisable	1,458,250
Options available for future grant	476,390

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The aggregate intrinsic value and weighted average remaining contractual life of stock options outstanding at March 31, 2008 was approximately $12,423 and 6.70 years, respectively. The aggregate intrinsic value, weighted average remaining contractual life and weighted average exercise price of stock options exercisable at March 31, 2008 were $9,335, 5.52 years and $3.40, respectively. The aggregate intrinsic value of options vested and expected to vest during the fiscal year ended March 31, 2008 was $11,195. The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2008, 2007 and 2006 was $1,536, $381 and $56, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2008, 2007 and 2006 was $13.88, $2.99 and $1.72, respectively. During the fiscal year ended March 31, 2008, the Company realized $437 of income tax benefit from the exercise of stock options.

The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2008, 2007 and 2006 as follows:

	SAR Plan Activity
		Weighted
		Average
	Number of	Exercise
	SARs	Price

Outstanding at March 31, 2005	—	$—
SARs issued in replacement of canceled options	207,453	4.01
Granted	11,677	2.72
Exercised	(3,463)	1.57
Forfeited or expired	(31,797)	4.76

Outstanding at March 31, 2006	183,870	3.85
Granted	51,360	4.73
Exercised	(5,223)	2.13
Forfeited or expired	(33,766)	4.48

Outstanding at March 31, 2007	196,241	4.04
Granted	—	—
Exercised	(22,466)	2.68
Forfeited or expired	(22,501)	4.58

Outstanding at March 31, 2008	151,274	4.12

SARs exercisable and available for future grant at March 31, 2008:

March 31, 2008

SARs exercisable	86,836
SARs available for future grant	—

The aggregate intrinsic value and weighted average remaining contractual life of outstanding SARs were approximately $854 and 6.09 years at March 31, 2008. The aggregate intrinsic value and weighted average remaining contractual life of the exercisable SARs at March 31, 2008 were approximately $551 and 4.98 years, respectively. The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2008 and 2007 was $293 and $28, respectively.

The weighted average fair value of SARs granted during the fiscal years ended March 31, 2007 was $2.72. There were no SARs granted during the fiscal year ended March 31, 2008.

During the fiscal years ended March 31, 2007 and 2006, the Company granted nonqualified options of 6,388 shares and 6,389 shares, respectively, of common stock to a non-employee at exercise prices of $7.39

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and $2.88 per share, respectively, with immediate vesting and a two-year vesting period, respectively. The value of all of the options was determined using the Black-Scholes model with the following assumptions: no dividend yield, 50% to 80% volatility, risk-free interest rates of 4.16% to 4.86%, and expected terms of five to 10 years. During the fiscal years ended March 31, 2008, 2007 and 2006, compensation expense related to non-employee options was not material.

During the fiscal year ended March 31, 2005, the Company granted options to purchase an aggregate of 869,055 of common stock outside of the 2000 Plan at an exercise price of $6.89 per share. Of the total grants, an option to purchase 798,722 shares was issued to an executive officer and an option to purchase 70,333 shares was issued to a director of the Company. On the first anniversary of the employment date of the executive officer, the executive officer’s option vests as to 25% of the shares, and the remainder vests in equal quarterly installments over the following three years. The director’s option vests in equal quarterly installments over three years. During the fiscal year ended March 31, 2006, the executive officer’s option agreement was amended to reduce the exercise price from $6.89 to $2.38. The compensation related to these options, including the effect of the modification, is included in the accounting associated with the adoption of SFAS 123R (see note 2(o)).

(10)	Income Taxes

The income (loss) before income tax expense (benefit) shown below is based on the geographic location to which such income is attributed for each of the fiscal years ended March 31, 2008, 2007 and 2006:

	Year Ended March 31,
	2008	2007	2006

United States	$7,878	$6,811	$(1,744)
Foreign	14,750	8,549	3,901

Total	$22,628	$15,360	$2,157

The provision (benefit) for income taxes for each of the fiscal years ended March 31, 2008, 2007 and 2006 consisted of the following:

	Year Ended March 31,
	2008	2007	2006

Current provision:
Federal	$1,538	$262	$97
State	863	430	24
Foreign	2,065	717	55

Total current provision	$4,466	$1,409	$176

Deferred provision (benefit):
Federal	$1,587	$3,195	$(74)
State	(81)	540	—
Foreign	(1,115)	5	(24)

Total deferred provision	$391	$3,740	$(98)

Change in valuation allowance	—	(8,779)	98

Total provision (benefit) for income taxes	$4,857	$(3,630)	$176

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2008	2007	2006

Statutory tax rate	34.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S federal income tax effects	2.1	3.1	(0.9)
Benefit from foreign subsidiaries’ tax holidays	(17.7)	(13.8)	(54.4)
Change in valuation allowance	—	(56.8)	4.5
Permanent items	3.6	4.3	26.5
Other adjustments	(0.5)	5.6	(1.6)

Effective income tax rate	21.5%	(23.6)%	8.1%

The Company’s Sri Lanka subsidiary has entered into an agreement with the Sri Lanka Board of Investment whereby export business income of the subsidiary is exempt from Sri Lanka income tax through March 31, 2019. Additionally, the Company’s India subsidiary operates two Software Technology Parks (STPs) which qualify as Export Oriented Units and are exempt from India tax on business income through March 31, 2010. The effect of the income tax holidays was to increase both net income and diluted net income per share in the fiscal years ended March 31, 2008, 2007 and 2006 by $3,949, $2,443 and $1,173, respectively, and by $0.17, $0.13 and $0.07, respectively.

Deferred tax assets (liabilities) as of March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Net operating loss carryforwards	$—	$2,360
Deferred revenue	133	—
Bad debt reserve	232	118
Depreciation	181	179
Tax credit carryforwards	1,035	254
Accrued expenses and reserves	1,033	1,004
Compensation expense	2,043	1,099
Other	673	26

Total deferred tax assets	$5,330	$5,040

At December 31, 2006, the Company determined that it was more likely than not that all of its deferred tax assets would be realized based upon its positive cumulative operating results and its assessment of its expected future results. As a result, the Company released the deferred tax asset valuation allowance and recognized a discrete income tax benefit of $5,040 in the consolidated statement of income for the fiscal year ended March 31, 2007. At March 31, 2008, the Company has an Indian tax credit carryforward of $1,035, which is available to reduce future Indian income tax liabilities, and which expires in 2015.

The Company intends to reinvest certain of its foreign earnings indefinitely. Accordingly, no U.S. income taxes have been provided for approximately $32,529 of unremitted earnings of international subsidiaries as of March 31, 2008. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practically determinable.

The Indian taxing authorities issued an assessment order with respect to their examination of the tax return for the fiscal year ended March 31, 2004 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. The Company is contesting the assessment and has filed appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority. As of March 31, 2008, the Company accrued $487 related to this matter. The Indian taxing authorities have also indicated their intent to issue a similar assessment for the fiscal year ended March 31, 2005.

The Company adopted the provisions of FIN 48, on April 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be take in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 of $95 was recorded as a reduction to opening retained earnings and an increase to long-term liabilities. The total amount of unrecognized tax benefits of $756 and $1,260 as of March 31, 2008 and April 1, 2007, respectively, would reduce income tax expense and the effective income tax rate, if recognized.

The following summarizes the activity related to the gross unrecognized tax benefits from April 1, 2007 through March 31, 2008:

Balance as of April 1, 2007	$1,260
Foreign currency translation related to prior year tax positions	43
Increases related to prior year tax positions	51
Decreases related to prior year tax positions	(598)

Balance as of March 31, 2008	$756

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued for interest and penalties relating to certain tax matters in India at March 31, 2008 and April 1, 2007 was $214 and $152, respectively. The total accrued interest and penalties relating to certain tax matters in the United States at March 31, 2008 and April 1, 2007 was $60 and $49, respectively. At March 31, 2008, the Company had $7 accrued for interest and penalties relating to certain tax matters in the United Kingdom.

There has been a $598 decrease in unrecognized tax benefits related to prior year U.S. tax positions. During the fiscal year ended March 31, 2008, the Company reduced its liability for unrecognized tax benefits by $598 upon a change in estimate relating to certain unused net operating loss carryforwards in the United States. No significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

Currently, the Company is under income tax examination in India. The Company does not believe that the outcome of any examination will have a material effect on its consolidated financial statements. The Company’s major taxing jurisdictions include the United States, United Kingdom, India, and Sri Lanka. With few exceptions, the Company remains subject to examination for all fiscal years ended after March 31, 2001.

The Company’s Indian subsidiary, Virtusa (India) Private Limited, is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which Virtusa India operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad. Substantially all of the earnings of both STPs qualify as tax-exempt export profits. These holidays will be completely phased out by March 2010, and at that time any profits would be fully taxable at the Indian statutory rate, which is currently 34.0%. In anticipation of the phase-out of the STP holidays, the Company intends to locate at least a portion of its Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. In particular, the Company is building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. In addition, the Company has leased space and intends to operate on an SEZ designated location in Chennai, India. The Company’s profits from the SEZ operations would be eligible for certain income tax exemptions for a period of up to 15 years.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In addition, the Company’s Sri Lankan subsidiary, Virtusa Private Ltd., or Virtusa SL, was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated multiple extensions of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that the Company meet certain new job creation and investment criteria.

(11)	Post-retirement Benefits

The Company has noncontributory defined benefit plans (the Benefit Plans) covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee’s years of service and compensation. The Company uses March 31 as a measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2008	2007	2006

Components of net periodic pension expense
Expected return on plan assets	$(36)	$—	$—
Service costs for benefits earned	232	125	107
Interest cost on projected benefit obligation	61	30	21
Amortization of the unrecognized transition obligation	—	—	(16)
Recognized net actuarial loss	12	—	—

Net periodic pension expense	$269	$155	$112

Actuarial assumptions

	Year Ended March 31,
	2008	2007	2006

Discount rate	8.0%-15.0%	9.0%	9.0%
Compensation increases (annual)	6.5%-12.0%	6.5%-8.0%	5.0%-8.0%
Expected return on assets	8.0%-8.5%	—	—

Discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2008 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company amortizes unrecognized actuarial gains or losses over a period no longer than the average future service of employees.

The Company’s benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO, respectively) represent the obligations of a pension plan for past service as

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Accumulated benefit obligation and projected benefit obligation

	March 31,
	2008	2007

Accumulated benefit obligation	$628	$386

Projected benefit obligation:
Balance at April 1,	$575	$370
Service cost	232	125
Interest cost	61	30
Actuarial loss	167	109
Benefits paid	(95)	(57)
Exchange rate adjustments	33	(2)

Balance at March 31,	$973	$575

Fair value of plan assets

March 31,
2008

Balance at April 1,	$—
Employer contributions	953
Actual gain on plan assets	35
Benefits paid	(26)
Exchange rate adjustments	14

Balance at March 31,	$976

Plan asset allocation

	March 31, 2008
	Target	Actual
	Allocation	Allocation

Government securities	70-80%	75%
Corporate Debt	10-20%	15%
Other	1-10%	10%

The Company’s plan assets are being managed by the respective insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pension liability

	March 31,
	2008	2007

PBO	$973	$575
Fair value of plan assets	976	—

Funded status recognized	$(3)	$575
Amount recorded in stockholders’ equity
Net actuarial loss	$303	$136

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ending March 31, 2009 is $28. The Company expects to contribute $361 to its gratuity plans during the fiscal year ending March 31, 2009.

Estimated future benefits payments

Fiscal year ending March 31:
2009	$113
2010	187
2011	247
2012	296
2013	414
2014-2018	2,580

(12)	401(k) Plan

The Company sponsors a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan). The 401(k) Plan covers substantially all employees in the United States who meet minimum age and service requirements and allows participants to contribute a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the years ended March 31, 2008, 2007 and 2006, the Company did not contribute to the 401(k) Plan.

(13)	Related Party Transactions

In December 2000, in connection with the hiring of an executive officer, the Company issued an interest-free loan of 2,935 Sri Lankan rupees, or approximately $29, due and payable when the fair market value of the Company’s common stock reaches $20 per share following its IPO. The loan balance was repaid in full during March 2007.

During the fiscal years ended March 31, 2008, 2007 and 2006, the Company purchased approximately $387, $1,048, and $942, respectively, in services from Lotus Travel Services. The managing director of Lotus Travel Services is a relative of an executive officer of the Company.

During the fiscal years ended March 31, 2008, 2007 and 2006, the Company made capital and operating lease payments for equipment of approximately $0, $230 and $291, respectively, to Alliance Finance Company. Relatives of an executive officer of the Company are directors of Alliance Finance Company.

(14)	Commitments, Contingencies and Guarantees

The Company leases office space under operating leases, which expire at various dates through the year 2013. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease payments under non-cancelable operating leases at March 31, 2008 are:

Operating
Leases

Fiscal year ending March 31:
2009	$4,425
2010	4,344
2011	3,114
2012	1,591
2013	540
Thereafter	—

$14,014

The operating lease commitment for the fiscal year ending March 31, 2009 is net of $103 of sublease income. Total rental expense was approximately $5,957, $3,417 and $2,598 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

The Company is constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India which includes planned construction of approximately 340,000 square feet, over the next three fiscal years at a total estimated cost of $31,000, of which $7,698 was spent as of March 31, 2008. As of March 31, 2008, the Company had outstanding fixed capital commitments of $11,022, net of advances related to this facility construction.

The Company has deposits under lien of $238 against a bank guarantee issued by a bank in favor of Andhra Pradesh Industrial Infrastructure Corporation Limited which would be forfeited if the Company fails to meet certain hiring criteria with established timelines at its Hyderabad facility.

The Company indemnifies its officers and directors for certain events or occurrences under charter and indemnification agreements while the officer or director is, or was serving, at its request in a defined capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2008.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2008.

The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse affect on its financial statements.

(15)	Derivative Financial Instruments and Trading Activities

The Company enters into foreign currency derivative contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies, particularly between the Indian rupee and the U.S. dollar and the U.K. pound sterling. The notional principal amounts of these foreign currency derivative contracts as of March 31, 2008 and 2007 were $73,101 and $0, respectively. During the fiscal year ended March 31, 2008, the Company entered into foreign currency derivative contracts which met the criteria for hedge accounting as cash flow hedges pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the hedged item, whether it be to cost of sales or

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

operating expenses. During the fiscal year ended March 31, 2007, changes in the fair value of the portion of derivatives not designated as cash flow hedges were recognized in costs of revenue in the consolidated statements of income.

In connection with the cash flow hedges, the Company has recorded an unrealized loss of $931, net of tax as a component of accumulated other comprehensive income (loss) within stockholder’s equity as of March 31, 2008.

Foreign currency (gains) losses on settlement of cash flow hedges were ($272), $202 and $133 during the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

(16)	Business Segment Information

The Company’s Chief Operating Decision Maker (CODM) reviews discrete financial information for the Company’s operations in the following operating segments: (i) the communications content and technology operating segment, which includes communications and technology and media and information; and (ii) the banking financial services and insurance operating segment. The CODM reviews historical forecast, summary and detailed revenue and margin information to monitor the operating performance and assess overall profitability of the Company. Discrete financial information is not available or reviewed by the CODM for any of the industries contained within these operating segments. The Company aggregates the two operating segments into a single reportable segment, information technology services.

Geographic information:

Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2008	2007	2006

Customer revenue:
North America	$113,447	$92,356	$66,020
Europe	51,125	31,887	10,627
Other	626	417	288

Consolidated revenue	$165,198	$124,660	$76,935

	March 31,
	2008	2007

Long-lived assets, net of accumulated depreciation:
United States	$1,843	$1,371
India	11,758	3,848
Sri Lanka	3,194	2,281
United Kingdom	38	41

Consolidated long-lived assets, net	$16,833	$7,541

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(17)	Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2007	2007	2007	2007	2006	2006	2006

Revenue	$45,040	$42,455	$40,257	$37,446	$35,272	$33,673	$30,090	$25,625
Costs of revenue	24,904	23,307	23,038	21,598	19,402	18,360	16,231	14,038

Gross profit	20,136	19,148	17,219	15,848	15,870	15,313	13,859	11,587
Operating expenses	14,521	13,281	12,510	12,660	11,788	11,244	10,173	9,273

Income from operations	5,615	5,867	4,709	3,188	4,082	4,069	3,686	2,314
Other income	1,163	1,096	801	189	3	288	237	681

Income before income tax expense (benefit)	6,778	6,963	5,510	3,377	4,085	4,357	3,923	2,995
Income tax expense (benefit)	1,519	1,706	943	689	450	(4,317)	130	107

Net income	$5,259	$5,257	$4,567	$2,688	$3,635	$8,674	$3,793	$2,888

Net income per share — Basic	$0.23	$0.23	$0.21	$0.15	$0.21	$0.50	$0.22	$0.17
Net income per share — Diluted	0.21	0.21	0.20	0.13	0.19	0.47	0.21	0.16

(18)	Subsequent Events

On April 3, 2008, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The contracts, which meet the criteria for hedge accounting as cash flow hedges pursuant to SFAS No. 133, have an aggregate notional amount of approximately 682 million Indian rupees (approximately $16,900) and will expire on a monthly basis over a 24-month period ending on March 31, 2010. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The weighted average Indian rupee rate associated with these contracts is approximately 40.32.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

(1)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(2)	Report of Management on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm, KPMG LLP, regarding our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

(3)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2008.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

2.	Financial Statement Schedules

The financial statement schedule entitled “Schedule II — Valuation and Qualifying Accounts” is filed as part of this Annual Report on Form 10-K under this Item 15.

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Virtusa Corporation and Subsidiaries:

Under date of May 29, 2008, we reported on the consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 2008, which are contained in the March 31, 2008 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective April 1, 2005.

/s/   KPMG LLP

Boston, Massachusetts
May 29, 2008

Virtusa Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
For the years ended March 31, 2008, 2007, and 2006

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
Description	of Period	Expenses	Other	Period
	(In thousands)

Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2006	$89	$326	$—	$415
Year ended March 31, 2007	$415	$202	$(197)	$420
Year ended March 31, 2008	$420	$440	$(207)	$653

3.	Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.1		Specimen certificate evidence shares of the Registrant’s common stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.2		Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.1		Warrant by and between the Registrant and Silicon Valley Bank, dated as of February 27, 2002, as amended (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.2		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended by a First Amendment thereto, dated as of November 2000, and a Second Amendment and Extension of Lease thereto, dated as of December 30, 2003 (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.3+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.4+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.5†	Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.6+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.7*†	Provision of IT Services for BT Contract by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Number 1 to Contract, dated as of February 1, 2008, as amended by Amendment Number 2 to Contract, dated as of March 27, 2008, as amended by Amendment No. 3 to Contract, dated as of March 31, 2008, as amended by Amendment No. 4 to Contract dated as of March 31, 2008.
10	.8*	Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of September 29, 2006, including Amended and Restated Revolving Credit Note, Amended and Restated Security Agreement and Negative Pledge Agreement, each dated as of September 29, 2006, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2007, as amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of December 31, 2007, as amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of February 7, 2008, as amended by the Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2008.

Exhibit No.		Exhibit Title

10	.9+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.10+	Executive Agreement between the Registrant and Danford F. Smith, dated as of April 5, 2007 (previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.11+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.12+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.13+	Executive Agreement between the Registrant and T.N. Hari, dated as of April 5, 2007 (previously filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.14		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.15*+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and Form of Employee Restricted Stock Award Agreement.
10.16		Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.17		Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.18+	2007 Executive Variable Incentive Cash Compensation Program (previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.19+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.20+	Virtusa Corporation Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed September 7, 2008, and incorporated herein by reference).
10.21		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed September 7, 2008, and incorporated herein by reference).
10	.22*	Indenture of Lease by and between Orion Development PVT. Ltd. and Virtusa (Private) Limited dated as of May 17, 2007
21	.1*	Subsidiaries of Registrant
23	.1*	Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31	.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Exhibit Title

31	.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32	.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

+	Indicates a management contract or compensation plan, contract or arrangement.

†	Confidential treatment has been requested for certain provisions of this Exhibit.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of June, 2008.

Virtusa Corporation

By:	/s/ Kris Canekeratne
Kris Canekeratne
Chairman and Chief Executive Officer (Principal
Executive Officer)

Date: June 3, 2008

POWER OF ATTORNEY AND SIGNATURES

We the undersigned officers and directors of Virtusa Corporation, hereby severally constitute and appoint Kris Canekeratne and Thomas R. Holler, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Virtusa Corporation to comply with the provisions of the Securities Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 3rd day of June, 2008.

Signature	Title

/s/ Kris Canekeratne Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Danford F. Smith Danford F. Smith	President, Chief Operating Officer and Director

/s/ Thomas R. Holler Thomas R. Holler	Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Andrew P. Goldfarb Andrew P. Goldfarb	Director

/s/ Robert E. Davoli Robert E. Davoli	Director

/s/ Izhar Armony Izhar Armony	Director

Signature	Title

/s/ Ronald T. Maheu Ronald T. Maheu	Director

/s/ Martin Trust Martin Trust	Director

/s/ Rowland Moriarty Rowland Moriarty	Director

Exhibit Index

Exhibit No.		Exhibit Title

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.1		Specimen certificate evidence shares of the Registrant’s common stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.2		Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.1		Warrant by and between the Registrant and Silicon Valley Bank, dated as of February 27, 2002, as amended (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.2		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended by a First Amendment thereto, dated as of November 2000, and a Second Amendment and Extension of Lease thereto, dated as of December 30, 2003 (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.3+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.4+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.5†	Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.6+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.7*†	Provision of IT Services for BT Contract by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Number 1 to Contract, dated as of February 1, 2008, as amended by Amendment Number 2 to Contract, dated as of March 27, 2008, as amended by Amendment No. 3 to Contract, dated as of March 31, 2008, as amended by Amendment No. 4 to Contract dated as of March 31, 2008.
10	.8*	Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of September 29, 2006, including Amended and Restated Revolving Credit Note, Amended and Restated Security Agreement and Negative Pledge Agreement, each dated as of September 29, 2006, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of September 30, 2007, as amended by the Second Amendment to Amended and Restated Credit Agreement, dated as of December 31, 2007, as amended by the Third Amendment to Amended and Restated Credit Agreement, dated as of February 7, 2008, as amended by the Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 31, 2008.
10	.9+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title

10	.10+	Executive Agreement between the Registrant and Danford F. Smith, dated as of April 5, 2007 (previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.11+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.12+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.13+	Executive Agreement between the Registrant and T.N. Hari, dated as of April 5, 2007 (previously filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.14		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.15*+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and Form of Employee Restricted Stock Award Agreement.
10.16		Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.17		Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.18+	2007 Executive Variable Incentive Cash Compensation Program (previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.19+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10	.20+	Virtusa Corporation Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed September 7, 2008, and incorporated herein by reference).
10.21		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed September 7, 2008, and incorporated herein by reference)
10	.22*	Indenture of Lease by and between Orion Development PVT. Ltd. and Virtusa (Private) Limited dated as of May 17, 2007
21	.1*	Subsidiaries of Registrant
23	.1*	Consent of KPMG LLP
24.1		Power of Attorney (included on signature page)
31	.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Exhibit Title

32	.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32	.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

+	Indicates a management contract or compensation plan, contract or arrangement.

†	Confidential treatment has been requested for certain provisions of this Exhibit.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.