Form 10-Q
period 2008-06-30
VIRTUSA CORP
filed 2008-08-01
CIK 1207074

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ____________ to ____________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No: ☑
Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 29, 2008:

Class	Number of Shares
Common Stock, par value $.01 per share	23,453,111

Virtusa Corporation and Subsidiaries

Virtusa Corporation and Subsidiaries
Consolidated Balance Sheets (Unaudited)

	June 30,	March 31,
	2008	2008
	(In thousands, except
	share and per share
	amounts)
Assets
Current assets:
Cash and cash equivalents	$37,993	$41,047
Short-term investments	34,685	40,816
Accounts receivable, net of allowance of $411 and $653 at June 30 and March 31, 2008, respectively	29,297	34,716
Unbilled accounts receivable	6,868	4,233
Prepaid expenses	5,254	4,025
Deferred income taxes	2,972	901
Other current assets	5,486	6,349

Total current assets	122,555	132,087
Property and equipment, net	18,668	16,833
Long-term investments	22,089	17,091
Restricted cash	3,986	4,361
Deferred income taxes	5,220	4,429
Other long-term assets	6,099	5,969

Total assets	$178,617	$180,770

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,385	$3,726
Accrued employee compensation and benefits	7,227	10,424
Accrued expenses — other	11,275	8,375
Deferred revenue	377	351
Income taxes payable	218	403

Total current liabilities	22,482	23,279
Long-term liabilities	4,392	1,657

Total liabilities	26,874	24,936

Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at June 30 and March 31, 2008; issued zero shares at June 30 and March 31, 2008	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at June 30 and March 31, 2008; issued 23,872,228 and 23,427,976 shares at June 30 and March 31, 2008, respectively; outstanding 23,452,663 and 23,008,411 shares at June 30 and March 31, 2008, respectively	235	234
Treasury stock, 419,565 common shares, at cost	(442)	(442)
Additional paid-in capital	139,016	137,774
Accumulated earnings	19,273	18,428
Accumulated other comprehensive loss	(6,339)	(160)

Total stockholders’ equity	151,743	155,834

Total liabilities and stockholders’ equity	$178,617	$180,770

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2008	2007
Revenue	$42,543	$37,446
Costs of revenue	28,068	21,598

Gross profit	14,475	15,848

Operating expenses:
Selling, general and administrative expenses	14,464	12,660

Income from operations	11	3,188
Other income (expense):
Interest income, net	757	496
Foreign currency transaction gains (losses)	16	(307)
Other, net	7	—

Total other income	780	189

Income before income tax (benefit) expense	791	3,377
Income tax (benefit) expense	(54)	689

Net income	$845	$2,688

Net income per share of common stock
Basic	$0.04	$0.15

Diluted	$0.03	$0.13

Comprehensive income (loss):
Net income	$845	$2,688
Foreign currency translation adjustments	(1,871)	934
Unrealized loss on available-for-sale securities	(104)	—
Unrealized loss on effective cash flow hedges	(4,212)	—
Unrecognized actuarial gain on pension plans	7	3

Total comprehensive income (loss)	$(5,335)	$3,625

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
(In thousands)	2008	2007
Cash flows used for operating activities:
Net income	$845	$2,688
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	1,028	912
Share-based compensation expense	1,064	864
Gain on disposal of property and equipment and investments	(18)	(6)
Deferred income taxes, net	(410)	341
Net changes in operating assets and liabilities:
Accounts receivable, net	2,138	(5,340)
Prepaid expenses and other current assets	(569)	(2,387)
Other long-term assets	(259)	7
Accounts payable	(127)	(513)
Accrued employee compensation and benefits	(3,092)	81
Accrued expenses — other	(1,091)	323
Deferred revenue	27	(57)
Income taxes payable	(174)	(255)
Other long-term liabilities	(6)	55

Net cash used for operating activities	(644)	(3,287)

Cash flows used for investing activities:
Proceeds from sale of property and equipment	12	19
Purchase of short-term investments	(7,025)	—
Proceeds from sale or maturity of short-term investments	14,932	—
Purchase of long-term investments	(9,603)	—
Proceeds from sale or maturity of long-term investments	2,737	—
Increase (decrease) in restricted cash	285	(13)
Purchase of property and equipment	(3,754)	(1,252)

Net cash used for investing activities	(2,416)	(1,246)

Cash flows provided by (used for) financing activities:
Proceeds from exercise of common stock options	255	15
Principal payments on capital lease obligation	—	(3)
Deferred stock offering costs	—	(1,286)

Net cash provided by (used for) financing activities	255	(1,274)

Effect of exchange rate changes on cash and cash equivalents	(249)	185

Net decrease in cash and cash equivalents	(3,054)	(5,622)
Cash and cash equivalents, beginning of period	41,047	45,079

Cash and cash equivalents, end of period	$37,993	$39,457

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
(2) Unaudited Interim Financial Information
     Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2008 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on June 3, 2008. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.
      Initial Public Offering
The Company completed an initial public offering, or IPO, of its common stock on August 8, 2007. In connection with the IPO, the Company issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. The Company received net proceeds of $52,789 after deducting underwriting discounts and commissions of $4,312 and offering costs of $4,499. Upon the closing of the IPO, all shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of the Company’s common stock.
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
      Principles of Consolidation
The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Consulting Services, Pvt. Ltd., organized and located in India, and Virtusa Software Services, Pvt. Ltd., organized and located in India. All intercompany transactions and balances have been eliminated in consolidation.

      Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to: the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts; share-based compensation; valuation of derivative financial instruments; income taxes, including reserves for uncertain tax positions; and deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.
(3) Net Income per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended
	June 30,

	2008	2007

Numerators:
Net income	$845	$2,688

Net income allocated to participating redeemable convertible preferred stockholders	—	1,666

Net income available to common stockholders	$845	$1,022

Denominators:
Weighted average common shares outstanding	23,051,812	7,002,272
Dilutive effect of employee stock options and warrants	1,598,374	1,732,425
Dilutive effect of stock appreciation rights	80,895	—
Dilutive effect of redeemable convertible preferred shares	—	11,425,786

Weighted average shares-Diluted	24,731,081	20,160,483
Net income per share-Basic	$0.04	$0.15

Net income per share-Diluted	$0.03	$0.13

During the three months ended June 30, 2008 and 2007, options to purchase approximately 659,743 and 26,516 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.
(4) Fair Value of Financial Instruments
Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No.157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non—financial assets and non—financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$18,858	$—	$—	$18,858
Investments:
Available-for-sale securities — current	34,685	—		34,685
Available-for-sale securities — non-current	14,746	—	7,343	22,089

Total Assets	$68,289	$—	$7,343	$75,632
Liabilities:
Derivative Instruments	$—	$8,255	$—	$8,255

Total Liabilities	$—	$8,255	$—	$8,255

Level 3 assets consist of auction rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, underlying maturities of the auction rate securities of greater than one year and the Company’s ability to hold the securities beyond one year, the Company reclassified its investment in auction rate securities from short-term investments to long-term investments. These investments were recorded at fair value as of June 30 and March 31, 2008, respectively. The following table provides a summary of changes in fair value of the Level 3 financial assets as of June 30, 2008:

Auction Rate
Securities
Balance at April 1, 2008	$7,965
Auction rate securities redeemed	(675)
Changes in unrealized gains (losses) included in other accumulated comprehensive income	53

Balance at June 30, 2008	$7,343

The Company has estimated the fair value of its auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. Other than disclosure, the adoption of SFAS No. 157 had no effect on the Company’s operating results or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. The Company adopted SFAS No. 159 as of April 1, 2008 and did not elect the fair value option for eligible financial assets and financial liabilities.
(5) Income Taxes
One of the Company’s Indian subsidiaries, Virtusa India Private Ltd, or Virtusa India, is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad, India. Substantially all of the earnings of both STPs qualify as tax-exempt profits. In May 2008, the Indian government extended the tax holidays by one year from March 31, 2009 to March 31, 2010, at which time these holidays will be phased out and any profits will be fully taxable at the Indian statutory rate, which is currently 33.99%. In anticipation of the phase-out of the STP holidays, the Company intends to locate at least a portion of its new Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. The Company’s profits from the SEZ operations would be eligible for certain income tax exemptions for a period of up to 15 years.
In addition, the Company’s Sri Lankan subsidiary, Virtusa Private Ltd, is operating under a 12-year tax holiday arrangement, which is set to expire on March 31, 2019 and requires that the Company meet certain new job creation and investment criteria.
Including discrete items, the Company’s effective tax (benefit) rate for the three months ended June 30, 2008 and June 30, 2007 was (6.8%) and 20.4%, respectively. This reduction is primarily due to the geographic mix of the Company’s forecasted profit and a statutory rate reduction in the United Kingdom. The effective income tax rate is based on the estimated income for the year, the estimated composition of income in different jurisdictions and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions. For the three months ended June 30, 2008 and 2007, the effective income tax rate varied from the statutory rate mainly due to the benefit of foreign tax holiday arrangements.
No events have occurred since March 31, 2008 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions.
(6) Concentration of Revenue and Assets
Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended
	June 30,
	2008	2007

Client revenue:
North America	$30,216	$26,769
Europe	11,498	10,677
Rest of world	829	—

Consolidated revenue	$42,543	$37,446

	June 30,	March 31,
	2008	2008

Net assets:
United States	$106,090	$114,285
India	20,669	17,337
Sri Lanka	4,027	5,011
Europe	20,957	19,201

Consolidated net assets	$151,743	$155,834

During the three months ended June 30, 2008, sales to one significant client accounted for 21.6% of the Company’s consolidated revenue.
(7) Subsequent Events
On July 10, 2008, the Company purchased from two banking institutions multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The contracts have an aggregate notional amount of approximately 589 million Indian rupees (approximately $13,100) and will expire on a monthly basis over a 24 month period ending on June 30, 2010. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The weighted average Indian rupee rate associated with these contracts is approximately 44.83.
On July 21, 2008, one of Virtusa’s Indian subsidiaries, Virtusa Software Services Private Limited, entered into an operating lease for an initial period of five years with an option of renewal for another five year period for 60,022 square feet of additional office space in Chennai, India. In addition to the scheduled monthly lease payments, under the terms of the lease, the subsidiary will be responsible for paying all occupancy-related costs including the cost of insurance, electricity, water, cleaning, maintenance and all applicable taxes.
Future minimum operating lease payments under this lease will be:

Year ending March 31:
2009	$382
2010	706
2011	706
2012	785
2013	812
Thereafter	203

Total	$3,594

On July 28, 2008, Virtusa’s board of directors authorized a share repurchase program of up to $15,000 of the Company’s common stock over the next 12 months. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by the Company’s management, at its discretion, and will depend upon market conditions and other factors. The program will be funded using the Company’s cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time.
On July 30, 2008 the Company amended its amended and restated credit agreement with its bank to permit the Company to effect the share repurchase program for an aggregate amount of up to $15,000 of the Company’s common stock and to extend the term of the credit agreement to March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission, or SEC.
Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the share repurchase program, and managements plans, objectives, and strategies, and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Business overview
We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At June 30, 2008, we had 4,574 employees, or team members.
     In our three months ended June 30, 2008, our revenue increased 13.6% to $42.5 million compared to $37.4 million in the three months ended June 30, 2007. The key drivers of our revenue growth in our three months ended June 30, 2008 were as follows:
•	greater penetration of the North American and European markets, where we experienced revenue growth of 13% and 8%, respectively, in our three months ended June 30, 2008 as compared to the three months ended June 30, 2007, with European revenue increasing to $11.5 million, or 27% of total revenue, from $10.7 million, or 29% of total revenue for the three months ended June 30, 2008 and 2007, respectively;

•	strong performance of our banking, financial services and insurance, or BFSI industry vertical, which had quarterly year-over-year growth of 31%. Our communication and technology industry vertical and media and information industry vertical revenue growth remained flat year-over-year; and

•	continued but moderated expansion of the market for global delivery of IT services.
High repeat business and client concentration is common in our industry. During our three months ended June 30, 2008, 88% of our revenue was derived from clients who had been using our services for more than one year.

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
We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 25% and 15% of total revenue for the three months ended June 30, 2008 and 2007, respectively. The increased revenue earned from fixed-price contracts reflects our clients’ preferences.
Our gross profit decreased by $1.4 million or 8.7%, to $14.5 million for the three months ended June 30, 2008 as compared to $15.8 million in the three months ended June 30, 2007. In our three months ended June 30, 2008, net income decreased by $1.8 million to $0.8 million as compared to $2.7 million in the three months ended June 30, 2007. Our decline in gross margin and net income during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, was primarily caused by lower than expected revenue contribution from our largest client, British Telecom. We had reason to believe that we would obtain budgetary approval for certain engagements and therefore we commenced work and incurred costs and expenses related to these projects during the three months ended June 30, 2008. However, late in the three months ended June 30, 2008, British Telecom did not approve the budget allocations for these projects. Accordingly, we are focusing efforts on several initiatives directed towards resource optimization to improve our gross margin.
As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the twelve months ended June 30, 2008, our attrition rate was 21.3%. We remain committed to managing our attrition levels commensurate with the current demand for our services. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.
In our three months ended June 30, 2008, we experienced pressure on our cost structure due to the continuing wage inflation, primarily in India and Sri Lanka, that we have experienced over the last several years, partially offset by the weaker Indian rupee versus the U.S. dollar. We continue to use our hedging strategy using forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. There is no assurance that these hedging programs will be effective.
On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of our common stock over the next 12 months. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by the our management, at its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time.
Application of critical accounting estimates and risks
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition, income taxes and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Results of operations
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
The following table presents an overview of our results of operations for the three months ended June 30, 2008 and 2007.

	Three Months Ended
	June 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Revenue	$42,543	$37,446	$5,097	13.6%
Costs of revenue	28,068	21,598	6,470	30.0

Gross profit	14,475	15,848	(1,373)	(8.7)
Operating expenses	14,464	12,660	1,804	14.2

Income from operations	11	3,188	(3,177)	(99.6)
Other income	780	189	591	312.7

Income before income tax expense	791	3,377	(2,586)	(76.6)
Income tax expense (benefit)	(54)	689	(743)	(107.8)

Net income	$845	$2,688	$(1,843)	(68.6)%

Revenue
Revenue increased by 13.6%, or $5.1 million, from $37.4 million during the three months ended June 30, 2007 to $42.5 million in the three months ended June 30, 2008. This increase is primarily attributed to greater demand for our IT services delivered through our global model. Revenue from new clients added since June 30, 2007 was $5.3 million or 12% of total revenue for the three months ended June 30, 2008 and revenue from clients existing as of June 30, 2007 decreased in the three months ended June 30, 2008 by $0.2 million. In addition, revenue from European clients in the three months ended June 30, 2008 increased by $0.8 million, or 8%, as compared to the three months ended June 30, 2007. Revenue from North American clients increased by $3.4 million, or 13%, as compared to the three months ended June 30, 2007. We had 58 active clients as of June 30, 2008 as compared to 42 active clients as of June 30, 2007. In addition, we experienced strong demand across our BFSI industry vertical for an increasingly broad range of services, experiencing quarterly year-over-year revenue growth of 31%.
Costs of revenue
Costs of revenue increased from $21.6 million in the three months ended June 30, 2007 to $28.1 million in the three months ended June 30, 2008, an increase of $6.5 million, or 30.0%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 3,370 as of June 30, 2007 to 4,270 as of June 30, 2008, resulting in additional compensation and benefits costs of $4.4 million. There were also increases in subcontractors costs of $0.7 million, travel costs of $0.9 million and losses of $0.4 million recorded on foreign currency forward contracts as part of our hedging program in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
Gross profit
Our gross profit decreased by $1.4 million or 8.7%, to $14.5 million for the three months ended June 30, 2008 as compared to $15.8 million in the three months ended June 30, 2007. The primary reason for our decline in gross margin during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is lower than expected revenue contribution from our largest client, British Telecom. We had reason to believe that we would obtain budgetary approval for certain engagements and therefore we commenced work on these projects. However, late in the quarter, the budget allocations for these projects were not approved. As a percentage of revenue, gross margin was 34.0% and 42.3% in the three months ended June 30, 2008 and 2007, respectively.

Operating expenses
Operating expenses increased from $12.7 million in the three months ended June 30, 2007 to $14.5 million in the three months ended June 30, 2008, an increase of $1.8 million, or 14.2%. The increase in our operating expenses is due to an increase of $0.3 million in share-based compensation expense, associated with our non-IT professionals and an additional $0.7 million in infrastructure expenses to accommodate the increase in the number of IT professionals in Asia. In addition, operating expenses during the three months ended June 30, 2008 increased by $0.5 million as compared to the three months ended June 30, 2007 with respect to the incremental non-payroll costs associated with being a public company and losses of $0.2 million recorded on foreign currency forward contracts as part of our hedging program. As a percentage of revenue, our operating expenses increased from 33.8% in the three months ended June 30, 2007 to 34.0% in the three months ended June 30, 2008.
Income from operations
Income from operations decreased from $3.2 million in the three months ended June 30, 2007 to $0 million in the three months ended June 30, 2008. This decrease in income from operations in the three months ended June 30, 2008 resulted from lower gross profit primarily caused by lower than expected revenue contribution from our largest client, British Telecom and higher delivery related costs, which lowered our gross margin. At British Telecom, we had commenced work on engagements where we had reason to believe that we would obtain budgetary approval for these projects. However, the budget allocations for these projects were not approved late in the three months ended June 30, 2008. As a percentage of revenue, income from operations decreased from 8.5% in the three months ended June 30, 2007 to 0.0% in the three months ended June 30, 2008, primarily due to our lower gross margin.
Other income
Other income increased from $0.2 million in the three months ended June 30, 2007 to $0.8 million in the three months ended June 30, 2008. The increase is primarily attributed to an increase in interest income of $0.3 million, from $0.5 million in the three months ended June 30, 2007 to $0.8 million in the three months ended June 30, 2008. We also recorded foreign currency transaction losses of $0.3 million during the three months ended June 30, 2007 as compared to $0.0 million during the three months ended June 30, 2008. The increase in interest income is due to an increase in average cash and cash equivalents and our investment balances during the three months ended June 30, 2008 as a result of our IPO, as compared to the three months ended June 30, 2007.
Income tax expense (benefit)
We had income tax expense of $0.7 million in the three months ended June 30, 2007 compared to an income tax benefit of ($0.1) million in the three months ended June 30, 2008. Our effective tax rate was an income tax (benefit) rate of (6.8%) for the three months ended June 30, 2008, as compared to an effective tax rate of 20.4% for the three months ended June 30, 2007. This reduction is primarily due to the geographic mix of our forecasted profit and a statutory rate reduction in the United Kingdom.
Net income
Net income decreased from $2.7 million in the three months ended June 30, 2007 to $0.8 million in the three months ended June 30, 2008. This decrease was driven primarily by lower gross profit and operating income, partially offset by an increase in other income during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
Liquidity and capital resources
We completed an IPO of our common stock on August 8, 2007. In connection with our IPO, we issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. We received net proceeds of $52.8 million after deducting underwriting discounts and commissions of $4.3 million and offering costs of $4.5 million.
We have financed our operations from sales of shares of equity securities, including preferred and common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

As of June 30, 2008, we had cash and cash equivalents and short-term investments of $72.7 million, of which $8.5 million was held outside the United States. There were foreign currency derivative contracts with a notional amount of $69.3 million outstanding at June 30, 2008. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of foreign exchange contracts to be supported by our borrowing base. Advances under our credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. Our credit facility contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. As of June 30, 2008, we have no amounts outstanding under this credit facility. Subsequent to June 30, 2008 we amended the revolving line of credit with our bank by extending the term to March 31, 2009.
The funds held at locations outside of the United States are for future operating expenses and expansion of our business, and we have no intention of repatriating those funds. Certain of our foreign subsidiaries are owned by our Netherlands holding company, our wholly owned subsidiary. If we decide to remit funds out of India in the form of dividends, these dividends would be subject to Indian dividend distribution tax, which is currently at a rate of approximately 17%, as well as U.S. corporate income tax on the dividends.
As of June 30, 2008, our long-term investments included $7.3 million of auction-rate securities. All of these auction rate securities are AAA or Aaa rated by one or more of the major credit rating agencies. Furthermore, 92% of these auction rate securities are issued by state agencies which issue student loans, of which approximately 97% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). The remaining 8% of these auction rate securities consist of investments in municipal bonds and preferred shares in a closed end mutual fund. As of June 30, 2008, we experienced failed auctions with respect to all of our auction rate securities, resulting in our inability to sell these securities. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rate does not reset at a market rate but instead resets based on a prescribed rate contained in the security, which is generally higher than the current market rate. We have assessed each failed auction and believe that none of the underlying issuers of auction rate securities are presently at risk for default.
We believe we will be able to recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, (ii) credit rating of the securities held by us and (iii) recent news that certain municipal issuers of auction-rate securities with failed auctions have announced plans to call such securities and the fact that we have cumulatively recovered $0.7 million from one issuer. All of the auction-rate municipal debt securities held by us are callable by the issuer at par value. However, it could take until the final maturity of the underlying security (up to 37 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments to affect our ability to execute current and planned operations and needs for the foreseeable future.
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
Anticipated capital expenditures
We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $31.0 million, of which we anticipate spending approximately $11.0 million during the fiscal year ending March 31, 2009. Through June 30, 2008, we have spent $10.2 million toward the completion of this facility, of which we spent $7.7 million during the fiscal year ended March 31, 2008 and approximately

$2.5 million during the three months ended June 30, 2008. Other capital expenditures during the three months ended June 30, 2008 were approximately $1.3 million. We expect other capital expenditures in the normal course of business during the balance of the fiscal year ended March 31, 2009 to be approximately $6.5 million, primarily for leasehold improvements, capital equipment and purchased software.
On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of our common stock over the next 12 months. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by our management, at their discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time.
Cash flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	June 30,
(in thousands)	2008	2007

Net cash used for operating activities	$(644)	$(3,287)
Net cash used for investing activities	(2,416)	(1,246)
Net cash provided by (used for) financing activities	255	(1,274)
Effect of exchange rate changes on cash	(249)	185

Net decrease in cash and cash equivalents	(3,054)	(5,622)
Cash and cash equivalents, beginning of period	41,047	45,079

Cash and cash equivalents, end of period	$37,993	$39,457

Net cash used for operating activities
Net cash used for operating activities was $0.6 million during the three months ended June 30, 2008 as compared to $3.3 million during the three months ended June 30, 2007. This decrease was attributable to a net change in operating assets and liabilities of $3.2 million during the three months ended June 30, 2008 as compared to $8.1 million during the three months ended June 30, 2007. These sources of cash were partially offset by a decrease in net income by $1.8 million, and a change in deferred income taxes of $0.8 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.
Net cash used for investing activities
Net cash used for investing activities was $2.4 million during the three months ended June 30, 2008 as compared to $1.2 million during the three months ended June 30, 2007. The increase was due to investments of $3.8 million in facilities and equipment, including $2.5 million on our Hyderabad campus during the three months ended June 30, 2008, as compared to total capital expenditures of $1.2 million during the three months ended June 30, 2007. This increase was partially offset by the net proceeds from the sale or maturity of our investment securities of $1.0 million and a decrease in restricted cash of $0.3 million in the three months ended June 30, 2008.
Net cash provided by (used for) financing activities
Net cash provided by financing activities was $0.3 million during the three months ended June 30, 2008, as compared to net cash used for financing activities of $1.3 million during the three months ended June 30, 2007. The net cash provided is due to proceeds of $0.3 million from stock option exercises during the three months ended June 30, 2008. During the three months ended June 30, 2007, $1.3 million of cash was used to fund our IPO.
Off-balance sheet arrangements
We do not have any investments in special purpose entities or undisclosed borrowings or debt. We had cash-secured letters of credit totaling approximately $0.3 million at June 30, 2008.
We adopted a foreign currency hedging program to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling, although such hedging program may not be effective. The current program contemplates a partially hedged position for a rolling eight quarter period.
Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect our liquidity or the availability of our requirements for capital resources.
Recent accounting pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning April 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities(SFAS No. 161), which enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective for us beginning April 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. We are evaluating the impact, if any, SFAS No. 162 will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes in the first three months of our fiscal year 2009 to such risks or to our management of such risks.
Item 4. Controls and Procedures
a.) Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
b.) Changes in Internal Control over Financial Reporting
We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that could materially affect our business, financial condition or future results, which we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the SEC There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
a.) On August 8, 2007, we completed our initial public offering (the “IPO”) of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952). We expect to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our planned campus in Hyderabad, India, of which we have spent approximately $10.2 million as of June 30, 2008 and plan to spend approximately $21.9 million during our fiscal years ending 2009 to 2010. The balance of the net proceeds will be used for working capital and other general corporate purposes, including to finance the expansion of our global delivery centers in Chennai, India and Colombo, Sri Lanka, the hiring of additional personnel, sales and marketing activities, capital expenditures, the costs of operating as a public company and possible strategic alliances or acquisitions.
b.) Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such employee. The shares withheld from the employees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ending June 30, 2008, we withheld an aggregate of 7,358 shares of restricted stock at the closing price of $10.15 per share on the date of vest.
Item 5. Other Information
On July 21, 2008, one of our Indian subsidiaries, Virtusa Software Services Private Limited, entered into an operating lease for an initial period of five years with an option of renewal for another five years period for 60,022 square feet of additional office space in Chennai, India. In addition to the scheduled monthly lease payments, under the terms of the lease, the subsidiary will be responsible for paying all occupancy-related costs including the cost of insurance, electricity, water, cleaning, maintenance and all applicable taxes.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1*	Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008.

10.2*	Fifth Amendment to Amended and Restated Credit Agreement dated as of July 30, 2008 by and between RBS Citizens, N.A. and Virtusa Corporation.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: July 31, 2008	By:	/s/ Kris Canekeratne
Kris Canekeratne,
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2008	By:	/s/ Thomas R. Holler
Thomas R. Holler,
Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	Lease Deed by and Between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008.

10.2*	Fifth Amendment to Amended and Restated Credit Agreement dated as of July 30, 2008 by and between RBS Citizens, N.A. and Virtusa Corporation.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**	Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.