Form 10-Q
period 2008-09-30
VIRTUSA CORP
filed 2008-10-31
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Including Area Code, of Registrant's Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of October 28, 2008:

Class	Number of Shares
Common Stock, par value $.01 per share	23,476,786

Virtusa Corporation and Subsidiaries

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of September 30, 2008 and March 31, 2008	3
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2008 and 2007	4
	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	27
Item 6.	Exhibits	28
SIGNATURES		29
EXHIBIT INDEX
EX-10.1	2007 Stock Option and Incentive Plan (previously filed as exhibit 10.15 to the registrants Annual Report on Form 10-K for the period ending March 31, 2008, and incorporated herein by reference)
EX-10.2	FY2009 Virtusa Corporation Executive Variable Cash Compensation Bonus Plan
EX-10.3	Offer letter by and between Ranjan Kalia and Virtusa Corporation dated as of April 16, 2008
EX-10.4	FY2009 Bonus Plan by and between Raj Rajgopal and Virtusa Corporation for the fiscal year ending March 31, 2009
EX-10.5	Separation agreement by and between Danford F. Smith and Virtusa Corporation dated as of August 28, 2008 (previously filed as exhibit 10.1 to the current report on Form 8-K filed on August 29, 2008, and incorporated herein by reference)
EX-31.1	Certification of Principal Executive Officer
EX-31.2	Certification of Principal Financial Officer
EX-32.1	Certification of Principal Executive Officer pursuant to Section 906
EX-32.2	Certification of Principal Financial Officer pursuant to Section 906

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	March 31, 2008
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$38,617	$41,047
Short-term investments	32,015	40,816
Accounts receivable, net of allowance of $487 and $653 at September 30 and March 31, 2008, respectively	34,969	34,716
Unbilled accounts receivable	2,132	4,233
Prepaid expenses	6,118	4,025
Deferred income taxes	3,908	901
Other current assets	6,048	6,349

Total current assets	123,807	132,087
Property and equipment, net of accumulated depreciation of $19,327 and $18,931 at September 30 and March 31, 2008, respectively	20,069	16,833
Long-term investments	21,304	17,091
Restricted cash	3,573	4,361
Deferred income taxes	5,568	4,429
Other long-term assets	5,490	5,969

Total assets	$179,811	$180,770

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,154	$3,726
Accrued employee compensation and benefits	9,492	10,424
Accrued expenses—other	14,863	8,375
Deferred revenue	815	351
Income taxes payable	1,118	403

Total current liabilities	29,442	23,279
Long-term liabilities	4,128	1,657

Total liabilities	33,570	24,936

Commitments and guarantees
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at September 30 and March 31, 2008; issued zero shares at September 30 and March 31, 2008	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at September 30 and March 31, 2008; issued 23,896,574 and 23,427,976 shares at September 30 and March 31, 2008, respectively; outstanding 23,020,290 and 23,008,411 shares at September 30 and March 31, 2008, respectively	236	234
Treasury stock, 876,284 and 419,565 common shares, at cost, at September 30 and March 31, 2008, respectively	(3,841)	(442)
Additional paid-in capital	140,033	137,774
Accumulated earnings	20,570	18,428
Accumulated other comprehensive loss	(10,757)	(160)

Total stockholders' equity	146,241	155,834

Total liabilities and stockholders' equity	$179,811	$180,770

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenue	$44,022	$40,257	$86,565	$77,703
Costs of revenue	28,344	23,038	56,412	44,636

Gross profit	15,678	17,219	30,153	33,067
Operating expenses:
Selling, general and administrative expenses	14,989	12,510	29,453	25,170

Income from operations	689	4,709	700	7,897
Other income (expense):
Interest income, net	670	932	1,430	1,428
Foreign currency transaction losses	(896)	(129)	(880)	(436)
Other, net	27	(2)	31	(2)

Total other income (expense)	(199)	801	581	990

Income before income tax (benefit) expense	490	5,510	1,281	8,887
Income tax (benefit) expense	(806)	943	(860)	1,632

Net income	$1,296	$4,567	$2,141	$7,255

Net income per share of common stock
Basic	$0.06	$0.21	$0.09	$0.37

Diluted	$0.05	$0.20	$0.09	$0.33

Comprehensive income (loss):
Net income	$1,296	$4,567	$2,141	$7,255
Foreign currency translation adjustments	(2,637)	413	(4,508)	1,347
Unrealized loss on available-for-sale securities	(638)	(48)	(743)	(48)
Unrealized gain (loss) on effective cash flow hedges	(1,147)	226	(5,359)	226
Unrecognized actuarial gain (loss) on pension plans	6	(48)	13	(45)

Total comprehensive income (loss)	$(3,120)	$5,110	$(8,456)	$8,735

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
(In thousands)	2008	2007
Cash flows provided by operating activities:
Net income	$2,141	$7,255
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,101	1,860
Share-based compensation expense	2,202	1,544
Gain on disposal of property and equipment and investments	(11)	(8)
Deferred income taxes, net	(1,011)	571
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,127)	(3,119)
Prepaid expenses and other current assets	(2,601)	(3,297)
Other long-term assets	(53)	(460)
Accounts payable	1,453	(2,773)
Accrued employee compensation and benefits	(474)	2,075
Accrued expenses—other	818	653
Deferred revenue	473	211
Income taxes payable	795	423
Other long-term liabilities	88	273

Net cash provided by operating activities	4,794	5,208

Cash flows used for investing activities:
Proceeds from sale of property and equipment	12	24
Purchase of short-term investments	(12,223)	(42,136)
Proceeds from sale or maturity of short-term investments	28,588	751
Purchase of long-term investments	(15,245)	(9,004)
Proceeds from sale or maturity of long-term investments	2,737	41
(Increase) decrease in restricted cash	579	(50)
Purchase of property and equipment	(7,770)	(4,943)

Net cash used for investing activities	(3,322)	(55,317)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(3,400)	—
Proceeds from sale of common stock	—	61,600
Proceeds from exercise of common stock options	325	6
Principal payments on capital lease obligation	—	(6)
Deferred stock offering costs	—	(6,948)

Net cash provided by (used for) financing activities	(3,075)	54,652

Effect of exchange rate changes on cash and cash equivalents	(827)	253

Net increase (decrease) in cash and cash equivalents	(2,430)	4,796
Cash and cash equivalents, beginning of period	41,047	45,079

Cash and cash equivalents, end of period	$38,617	$49,875

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1)   Nature of Business

Virtusa Corporation (the "Company" or "Virtusa") is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States and the United Kingdom, and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.

(2)   Unaudited Interim Financial Information

  Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2008 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on June 3, 2008. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

  Initial Public Offering

The Company completed an initial public offering, or IPO, of its common stock on August 8, 2007. In connection with the Company's IPO, the Company issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. The Company received net proceeds of $52,789 after deducting underwriting discounts and commissions of $4,312 and offering costs of $4,499. Upon the closing of the IPO, all shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of the Company's common stock.

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

  Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, organized and located in India, Virtusa (Private) Limited,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(2)   Unaudited Interim Financial Information (Continued)

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

  Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to: the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts; share-based compensation; income taxes, including reserves for uncertain tax positions; valuation of financial instruments; and deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(3)   Net Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Numerators:
Net income	$1,296	$4,567	$2,141	$7,255

Denominators:
Weighted average common shares outstanding	22,959,999	21,252,975	23,005,655	19,848,236
Dilutive effect of employee stock options and warrants	1,343,370	1,833,378	1,469,865	1,785,936
Dilutive effect of stock appreciation rights	54,873	129,958	57,694	129,958

Weighted average shares-Diluted	24,358,242	23,216,311	24,533,214	21,764,130
Net income per share-Basic	$0.06	$0.21	$0.09	$0.37

Net income per share-Diluted	$0.05	$0.20	$0.09	$0.33

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(3)   Net Income per Share (Continued)

During the three and six months ended September 30, 2008, options to purchase 1,321,754 and 1,108,624 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended September 30, 2007, options to purchase 236,156 and 131,908 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4)   Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No.157"). In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. Other than disclosure, the adoption of SFAS No. 157 had no effect on the Company's operating results or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(4)   Fair Value of Financial Instruments (Continued)

The following table summarizes the Company's financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$13,151	$—	$—	$13,151
Investments:
Available-for-sales securities—current	32,015	—	—	32,015
Available-for-sales securities—non-current	13,961	—	7,343	21,304

Total Assets	$59,127	$—	$7,343	$66,470
Liabilities:
Derivative instruments	$—	$10,255	$—	$10,255

Total Liabilities	$—	$10,255	$—	$10,255

Level 3 assets consist of auction rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, the Company reclassified its investment in auction rate securities from short-term investments to long-term investments, reflecting the fact that the Company's auction rate securities had underlying final maturities of greater than one year and the Company's ability to hold the securities beyond one year. These investments were recorded at fair value as of September 30 and March 31, 2008, respectively. See also Note (8) to these Notes to Consolidated Financial Statements. The following table provides a summary of changes in fair value of the Level 3 financial assets as of September 30, 2008:

Auction Rate Securities
Balance at April 1, 2008	$7,965
Auction rate securities redeemed	(675)
Changes in unrealized gains (losses) included in other accumulated comprehensive income	53

Balance at September 30, 2008	$7,343

The Company's investments in auction rate securities are classified within Level 3 because there are currently no active markets for auction rate securities and the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were primarily valued based on an income approach using an estimate of future cash flows. The Company has estimated the fair value of its auction rate securities using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(4)   Fair Value of Financial Instruments (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. We adopted SFAS No. 159 as of April 1, 2008 and did not elect the fair value option for our eligible financial assets and financial liabilities.

(5)   Income Taxes

One of the Company's Indian subsidiaries, Virtusa (India) Private Ltd, or Virtusa India, is an export- oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad, India. Substantially all of the earnings of both STPs qualify as tax-exempt profits. In May 2008, the Indian government extended the tax holidays by one year from March 31, 2009 to March 31, 2010, at which time these holidays will be phased out and any profits will be fully taxable at the Indian statutory rate, which is currently 33.99%. In anticipation of the phase-out of the STP holidays, the Company intends to locate at least a portion of its new Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. The Company's profits from the SEZ operations would be eligible for certain income tax exemptions for a period of up to 15 years.

In addition, the Company's Sri Lankan subsidiary, Virtusa Private Ltd, is operating under a 12-year tax holiday arrangement, which is set to expire on March 31, 2019 and requires that the Company meet certain new job creation and investment criteria.

Including discrete items, the Company's effective tax (benefit) rate was (164.5)% and (67.1)% for the three and six months ended September 30, 2008, respectively, as compared to an effective tax rate of 17.1% and 18.4% for the three months and six months ended September 30, 2007, respectively. This reduction is primarily due to the geographic mix of the Company's forecasted profit (loss). The effective income tax rate is based on the estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions. For the six months ended September 30, 2008 and 2007, the effective income tax rate varied from the statutory rate mainly due to the benefit of foreign tax holiday arrangements.

No events have occurred since March 31, 2008 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions. No significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6)   Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Client revenue:
North America	$31,893	$27,571	$62,109	$54,340
Europe	11,400	12,514	22,899	23,191
Rest of world	729	172	1,557	172

Consolidated revenue	$44,022	$40,257	$86,565	$77,703

	September 30, 2008	March 31, 2008
Net assets:
United States	$102,120	$114,285
India	18,019	17,337
Sri Lanka	4,382	5,011
Europe	21,720	19,201

Consolidated net assets	$146,241	$155,834

During the three months ended September 30, 2008, sales to two significant clients accounted for 20.0% and 11.9%, respectively, of the Company's consolidated revenue. During the six months ended September 30, 2008, sales to these two clients represented 20.8% and 11.4%, respectively, of the Company's consolidated revenue. During the three and six months ended September 30, 2007, sales to one significant client accounted for 26% and no other client contributed more than 10% of the Company's consolidated revenue.

(7)   Treasury Stock

Since July 2008, the Company has had a stock repurchase program in place that authorized the purchase of up to $15,000 of the Company's outstanding common stock on or prior to July 2009. During the three months ended September 30, 2008, the Company purchased 456,719 shares of its common stock for an aggregate purchase price of approximately $3,400, representing an average purchase price per share of $7.44. Repurchased shares have been recorded as treasury shares and will be held until the Company's board of directors designates that these shares be retired or used for other purposes.

(8)   Subsequent Events

On October 3, 2008, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the US dollar and UK pound sterling. The contracts have an aggregate notional amount of approximately 589,000 Indian rupees (approximately $12,500) and will

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(8)   Subsequent Events (Continued)

expire on a monthly basis over a 24 month period ending on September 30, 2010. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. The weighted average Indian rupee rate associated with these contracts is approximately 47.31.

Recently, the U.S. dollar has strengthened materially against the U.K. pound sterling which has had, and may continue to have, a negative impact on the Company's revenues and costs generated in the U.K. pound sterling. On October 6, 2008, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately 2,900 U.K. pound sterling (approximately $5,100) and will expire on December 31, 2008. The weighted average U.K. pound sterling rate associated with these contracts is approximately 1.74.

On October 8, 2008, the broker for certain of the auction rate securities currently held by the Company offered certain Auction Rate Securities Rights ("ARS Rights"), in exchange for the release of certain potential claims and damages against the broker. The ARS Rights will entitle the Company to sell auction rate securities back to the broker for a price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, if any, which price is referred to as "par," which was approximately $6,700 at September 30, 2008. The ARS Rights may be exercised by the Company at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. The ARS Rights offering requires the Company to formally accept the offer and all related terms no later than November 14, 2008. As of October 31, 2008, the Company is currently evaluating the terms of the ARS Rights offer.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, which has been filed with the Securities and Exchange Commission, or SEC.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management's plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At September 30, 2008, we had 4,297 employees, or team members.

In our three months ended September 30, 2008, our revenue increased 9.4% to $44.0 million, compared to $40.3 million in the three months ended September 30, 2007. In our six months ended September 30, 2008, our revenue increased 11.4% to $86.6 million, compared to $77.7 million in the six months ended September 30, 2007. The revenue increase in each period is net of the negative impact related to changes in foreign currency of $1.5 million and $0.9 million, in the three and six months ended September 30, 2008, respectively. The key drivers of our revenue growth in our three and six months ended September 30, 2008 were as follows:

  •
  greater penetration of the North American market, where we experienced revenue growth of 15.6% and 14.3%, respectively, in our three and six months ended September 30, 2008 as compared to the three and six months ended September 30, 2007;

  •
  strong performance of our banking, financial services and insurance, or BFSI industry vertical, which had growth of 22.2% and 26.2%, respectively, in our three and six months ended September 30, 2008 as compared to our three and six months ended September 30, 2007;

  •
  continued but moderate expansion of the market for global delivery of IT services.

High repeat business and client concentration is common in our industry. During our three months ended September 30, 2008, 89% of our revenue was derived from clients who had been using our services for more than one year, as compared to 96% for the three months ended September 30, 2007, respectively. During our six months ended September 30, 2008, 90% of our revenue was derived from clients who had been using our services for more than one year, as compared to 96% for the six months ended September 30, 2007, respectively. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base, and over time, reduce client concentration.

Our European revenue decreased to $11.4 million, or 25.9% of total revenue, from $12.5 million, or 31.0% of total revenue, for the three months ended September 30, 2008 and 2007, respectively. European revenue for the six months ended September 30, 2008 decreased to $22.9 million, or 26.5% of total revenue, from $23.2 million, or 29.8% of total revenue, for the six months ended September 30, 2008 and 2007, respectively. European revenue was partially impacted by the depreciation of the U.K. pound sterling against the U.S. dollar year-over-year, as well as lower revenue contribution from our largest client, British Telecom.

Our revenue from application outsourcing services has represented a substantial majority of our total revenue. However, IT consulting services and technology implementation services have increased as a percentage of our total revenue in recent years.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 26% and 21%, as compared to 25% and 18%, of total revenue for the three months and six months ended September 30, 2008 and 2007, respectively. The increased revenue earned from fixed-price contracts reflects our clients' preferences.

Our gross profit decreased by $1.5 million, or 8.9% to $15.7 million for the three months ended September 30, 2008 as compared to $17.2 million in the three months ended September 30, 2007, and by $2.9 million, or 8.8%, to $30.2 million for the six months ended September 30, 2008 as compared to $33.1 million in the six months ended September 30, 2007. The principle reason for our decline in gross margin during the three and six months ended September 30, 2008 as compared to the three and six month periods ended September 30, 2007 is due to the impact of foreign currency, increased subcontractor costs, increased travel costs, and a decrease in our utilization rates. In our three months ended September 30, 2008 net income decreased by $3.3 million to $1.3 million, as compared to $4.6 million in the three months ended September 30, 2007, and decreased by $5.1 million to $2.1 million in the six months ended September 30, 2008 from $7.3 million in the six months ended September 30, 2007. The decrease in our net income in the three and six months ended September 30, 2008 as compared to the three and six months ended September 30, 2007 is due to lower gross profit and operating income, which were offset by the current year income tax benefit.

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended September 30, 2008, our attrition rate was 29%, which reflects both voluntary and involuntary attrition. This attrition rate reflects a higher rate of involuntary attrition compared to prior periods. We remain committed to improving our attrition levels. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

In our six months ended September 30, 2008, we experienced pressure on our cost structure due to the continuing wage inflation, primarily in India and Sri Lanka, that we have experienced over the last several years, partially offset by the weaker Indian rupee versus the U.S. dollar net of foreign currency forward contract losses. We continue to engage in a hedging strategy program using foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. There is no assurance that these hedging programs or hedging contracts will be effective.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition, income taxes and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Results of operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The following table presents an overview of our results of operations for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Revenue	$44,022	$40,257	$3,765	9.4%
Costs of revenue	28,344	23,038	5,306	23.0

Gross profit	15,678	17,219	(1,541)	(8.9)
Operating expenses	14,989	12,510	2,479	19.8

Income from operations	689	4,709	(4,020)	(85.4)
Other income (expense)	(199)	801	(1,000)	(124.8)

Income before income tax expense	490	5,510	(5,020)	(91.1)
Income tax (benefit) expense	(806)	943	(1,749)	(185.5)

Net income	$1,296	$4,567	$(3,271)	(71.6)%

Revenue

Revenue increased by 9.4%, or 3.8 million, from $40.3 million during the three months ended September 30, 2007 to $44.0 million in the three months ended September 30, 2008. This increase is primarily attributed to greater demand for our IT services delivered through our global model, net of the negative impact related to changes in foreign currency of $1.5 million for the three months ended September 30, 2008. Revenue from clients existing as of September 30, 2007 decreased in the three months ended September 30, 2008 by $1.1 million, or 2.8%, and revenue from new clients added since September 30, 2007 was $4.9 million, or 11.1%, of total revenue for the three months ended September 30, 2008. Revenue from North American clients increased by $4.3 million, or 15.6%, as compared to the three months ended September 30, 2007. We had 57 active clients as of September 30, 2008 as compared to 43 active clients as of September 30, 2007. In addition, we experienced strong demand across our BFSI industry vertical for an increasingly broad range of services, experiencing quarterly year-over-year revenue growth of 22.2%.

Costs of revenue

Costs of revenue increased from $23.0 million in the three months ended September 30, 2007 to $28.3 million in the three months ended September 30, 2008, an increase of $5.3 million, or 23.0%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 3,557 as of September 30, 2007 to 4,006 as of September 30, 2008, resulting in additional compensation and benefits costs of $4.4 million. There were also increased travel costs of $0.1 million and losses of $0.8 million recorded on foreign currency forward contracts as part of our hedging program, which offset lower Indian rupee denominated expenses caused by weakening of the Indian rupee against the U.S. dollar, in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Gross profit

Our gross profit decreased by $1.5 million, or 8.9%, from $17.2 million for the three months ended September 30, 2007 as compared to $15.7 million for the three months ended September 30, 2008. As a percentage of revenue, gross margin was 42.8% and 35.6% in the three months ended September 30, 2007 and 2008, respectively. The principal reason for our decline in gross margin during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, was due to the impact of foreign currency on our UK business and offset by a decrease in our utilization rates.

Operating expenses

Operating expenses increased from $12.5 million in the three months ended September 30, 2007 to $15.0 million in the three months ended September 30, 2008, an increase of $2.5 million, or 19.8%. The increase in our operating expenses is due to an increase of $0.4 million in share-based compensation expense associated with our non-IT professionals, $0.7 million in infrastructure expenses in Asia to accommodate the increase in the number of IT professionals in Asia, $0.5 million in professional services fees and losses of $0.4 million recorded on foreign currency forward contracts as part of our hedging program, which offset lower Indian rupee denominated expenses caused by weakening of the Indian rupee against the U.S. dollar in the period. There were also increased travel costs of $0.3 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. As a percentage of revenue, our operating expenses increased from 31.1% in the three months ended September 30, 2007 to 34.0% in the three months ended September 30, 2008.

Income from operations

Income from operations decreased from $4.7 million in the three months ended September 30, 2007 to $0.7 million in the three months ended September 30, 2008. As a percentage of revenue, income from operations decreased from 11.7% in the three months ended September 30, 2007 to 1.6% in the three months ended September 30, 2008, primarily due to our lower gross margin and higher operating expenses.

Other income (expense)

Other income (expense) decreased from $0.8 million in the three months ended September 30, 2007 to $(0.2) million in the three months ended September 30, 2008. The decrease is primarily attributed to a decrease in interest income of $0.2 million, from $0.9 million in the three months ended September 30, 2007 to $0.7 million in the three months ended September 30, 2008. We also recorded foreign currency transaction losses of $0.1 million during the three months ended September 30, 2007 as compared to losses of $0.9 million during the three months ended September 30, 2008, primarily due to the effects of a weaker U.K pound sterling against the U.S. dollar, Indian rupee, and Sri Lankan rupee.

Income tax (benefit) expense

We had income tax expense of $0.9 million in the three months ended September 30, 2007 compared to an income tax benefit of $(0.8) million in the three months ended September 30, 2008. Our effective tax rate was an income tax (benefit) rate of (164.5)% for the three months ended September 30, 2008, as compared to an effective tax rate of 17.1% for the three months ended September 30, 2007. This reduction is primarily due to a change in the geographic mix of our forecasted profit for the year.

Net income

Net income decreased from $4.6 million in the three months ended September 30, 2007 to $1.3 million in the three months ended September 30, 2008. This decrease was driven primarily by lower gross profit and operating income during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Six months ended September 30, 2008 compared to the six months ended September 30, 2007

The following table presents an overview of our results of operations for the six months ended September 30, 2008 and 2007.

	Six Months Ended September 30,
(dollars in thousands)	2008	2007	$ Change	% Change
Revenue	$86,565	$77,703	$8,862	11.4%
Costs of revenue	56,412	44,636	11,776	26.4

Gross profit	30,153	33,067	(2,914)	(8.8)
Operating expenses	29,453	25,170	4,283	17.0

Income from operations	700	7,897	(7,197)	(91.1)
Other income (expense)	581	990	(409)	(41.3)

Income before income tax expense	1,281	8,887	(7,606)	(85.6)
Income tax (benefit) expense	(860)	1,632	(2,492)	(152.7)

Net income	$2,141	$7,255	$(5,114)	(70.5)%

Revenue

Revenue increased by 11.4%, or $8.9 million, from $77.7 million during the six months ended September 30, 2007 to $86.6 million in the six months ended September 30, 2008. This increase is primarily attributed to greater demand for our IT services delivered through our global model, net of the negative impact related to changes in foreign currency of $0.9 million for the six months ended September 30, 2008. Revenue from clients existing as of September 30, 2007 increased by $0.1 million and revenue from new clients added since September 30, 2007 was $8.8 million or 10.2% of total revenue for the six months ended September 30, 2008. Revenue from North American clients increased by $7.8 million, or 14.3%, as compared to the six months ended September 30, 2007. In addition, we experienced strong demand across our BFSI industry vertical for an increasingly broad range of services, experiencing year-over-year revenue growth of 26.2%.

Costs of revenue

Costs of revenue increased from $44.6 million in the six months ended September 30, 2007 to $56.4 million in the six months ended September 30, 2008, an increase of $11.8 million, or 26.4%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, resulting in additional compensation and benefits costs of $9.1 million. There were also increases in subcontractor costs of $0.7 million, travel costs of $0.8 million and losses of $1.2 million recorded on foreign currency forward contracts as part of our hedging program, which offset lower Indian rupee denominated expenses caused by weakening of the India rupee against the U.S. dollar, in the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.

Gross profit

Our gross profit decreased by $2.9 million, or 8.8%, to $30.2 million for the six months ended September 30, 2008 as compared to $33.1 million in the six months ended September 30, 2007. The principal reason for our decline in gross margin during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007 is that we incurred higher subcontractor costs, increased travel costs, a negative impact from the weakening of the U.K pound sterling against the U.S. dollar, and a decrease in our utilization rates. As a percentage of revenue, gross margin was 34.8% and 42.6% in the six months ended September 30, 2008 and 2007, respectively.

Operating expenses

Operating expenses increased from $25.2 million in the six months ended September 30, 2007 to $29.5 million in the six months ended September 30, 2008, an increase of $4.3 million, or 17.0%. The increase in our operating expenses is also due to an increase of $0.8 million in share-based compensation expense, associated with our non-IT professionals, $1.4 million in infrastructure expenses in Asia to accommodate the increase in the number of IT professionals in Asia, $0.3 million in incremental non-payroll costs associated with being a public company and losses of $0.6 million recorded on foreign currency forward contracts as part of our hedging program, which offset lower Indian rupee denominated expenses caused by weakening of the India rupee against the U.S. dollar in the period. Additionally, operating expenses during the six months ended September 30, 2008 increased by $0.3 million and $0.9 million as compared to the six months ended September 30, 2007 with respect to professional services fees and travel costs. As a percentage of revenue, our operating expenses increased from 32.4% in the six months ended September 30, 2007 to 34.0% in the six months ended September 30, 2008.

Income from operations

Income from operations decreased from $7.9 million in the six months ended September 30, 2007 to $0.7 million in the six months ended September 30, 2008. This decrease in income from operations resulted from lower gross profit. As a percentage of revenue, income from operations decreased from 10.2% in the six months ended September 30, 2007 to 0.8% in the six months ended September 30, 2008, primarily due to our lower gross margin and higher operating expenses.

Other income (expense)

Other income decreased from $1.0 million in the six months ended September 30, 2007 to $0.6 million in the six months ended September 30, 2008. The decrease is attributed to higher foreign currency transactions losses of $0.9 million during the six months ended September 30, 2008 as compared to $0.4 million during the six months ended September 30, 2007, primarily due to the effects of a weaker U.K pound sterling against the U.S. dollar, Indian rupee, and Sri Lankan rupee.

Income tax (benefit) expense

We had an income tax expense of $1.6 million in the six months ended September 30, 2007 compared to an income tax benefit of $(0.9) million in the six months ended September 30, 2008. Our effective tax rate was an income tax (benefit) rate of (67.1)% for the six months ended September 30, 2008, as compared to an effective tax rate of 18.4% for the six months ended September 30, 2007. This reduction is primarily due to the geographic mix of our forecasted profit.

Net income

Net income decreased from $7.3 million in the six months ended September 30, 2007 to $2.1 million in the six months ended September 30, 2008. This decrease was driven primarily by lower gross profit and operating income during the six months ended September 30, 2008 as compared to the six months ended September 30, 2007.

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

As of September 30, 2008, we had cash and cash equivalents and short-term investments of $70.6 million, of which $7.7 million was held outside the United States. There were foreign currency derivative contracts with a notional amount of $65.5 million outstanding as at September 30, 2008. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of the notional value of our foreign exchange contracts to be supported by our borrowing base. Advances under our credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. Our credit facility contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. As of September 30, 2008, we have no amounts outstanding under this credit facility. This line of credit expires on March 31, 2009.

The funds held at locations outside of the United States are for future operating expenses and expansion of our business, and we have no intention of repatriating those funds. Certain of our foreign subsidiaries are owned by our Netherlands holding company. If we decide to remit funds out of India in the form of dividends, these funds would be subject to Indian dividend distribution tax, which is currently at a rate of approximately 17%, as well as U.S. corporate income tax on the dividends.

As of September 30, 2008, our long-term investments included $7.3 million of auction-rate securities. All of these auction rate securities are AAA or Aaa rated by one or more of the major credit rating agencies. Furthermore, 92% of these auction rate securities are issued by state agencies which issue student loans, of which approximately 97% are guaranteed by the U.S. government under the Federal Family Education Loan Program (FFELP). The remaining 8% of these auction rate securities consists of investments in municipal bonds and preferred shares in a closed end mutual fund. As of September 30, 2008, we experienced failed auctions with respect to all of our auction rate securities, resulting in our inability to sell these securities. However, this does not represent a default by the issuer of the auction rate security. Upon an auction failure, the interest rate does not reset at a market rate but instead resets based on a prescribed rate contained in the security, which is generally higher than the current market rate. We have assessed each failed auction and believe that none of the underlying issuers of auction rate securities are presently at risk for default.

We believe we will be able to recover our investment in auction-rate municipal debt securities due to: (i) the strength of the underlying collateral, substantially backed by FFELP, (ii) credit rating of the securities held by us and (iii) our intent and ability to hold the securities until final maturity. All of the auction-rate municipal debt securities held by us are callable by the issuer at par value. However, it could take until the final maturity of the underlying security to realize our investments' recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity of these investments to affect our ability to execute current and planned operations and needs for the foreseeable future.

On October 8, 2008, the broker for certain of the auction rate securities currently held by us offered certain Auction Rate Securities Rights ("ARS Rights"), in exchange for the release of certain potential claims and damages against the broker. The ARS Rights will entitle us to sell approximately $6.7 million of such auction rate securities back to the broker for a price equal to the liquidation preference of the auction rate securities plus accrued but unpaid dividends or interest, if any, which price is referred to as "par." The ARS Rights may be exercised by us at any time between June 30, 2010 and July 2, 2012, if the securities are not earlier redeemed or sold. The ARS Rights offering requires us to formally accept the offer and all related terms no later than November 14, 2008. As of October 31, 2008, we are currently evaluating the terms of the ARS Rights offer.

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

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $27.0 million, of which we anticipate spending approximately $9.0 million during the fiscal year ending March 31, 2009. Through September 30, 2008, we have spent $11.9 million toward the completion of this facility with approximately $4.3 million spent during the six months ended September 30, 2008. Other capital expenditures during the six months ended September 30, 2008 were approximately $3.5 million. We expect other capital expenditures in the normal course of business during the balance of the fiscal year ended March 31, 2009 to be approximately $5.6 million, primarily for leasehold improvements, capital equipment and purchased software.

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of our common stock over the next 12 months. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act of 1934. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by our management, at their discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time. During the three months ended September 30, 2008, we purchased 456,719 shares of our common stock for an aggregate purchase price of approximately $3.4 million, representing an average purchase price per share of $7.44. Repurchased shares have been recorded as treasury shares and will be held until our board of directors designates that these shares be retired or used for other purposes.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2008	2007
Net cash provided by operating activities	$4,794	$5,208
Net cash used for investing activities	(3,322)	(55,317)
Net cash provided by (used for) financing activities	(3,075)	54,652
Effect of exchange rate changes on cash	(827)	253

Net increase (decrease) in cash and cash equivalents	(2,430)	4,796
Cash and cash equivalents, beginning of period	41,047	45,079

Cash and cash equivalents, end of period	$38,617	$49,875

Net cash provided by operating activities

Net cash provided by operating activities was $4.8 million during the six months ended September 30, 2008 as compared to $5.2 million during the six months ended September 30, 2007. This decrease was attributable to a decrease in net income by $5.1 million, which was partially offset by a net change in operating assets and liabilities of $5.2 million, a change in deferred income taxes of $1.6 million, and an increase of share-based compensation expense of $0.7 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Net cash used for investing activities

Net cash used for investing activities was $(3.3) million during the six months ended September 30, 2008 as compared to $(55.3) million during the six months ended September 30, 2007. The decrease was due to the net change in investment securities of $54.2 million and a net change in restricted cash of $0.6 million in the six months ended September 30, 2008 as compared to the six months ended September 30, 2007. This decrease was offset by investments of $7.8 million in facilities and equipment including $4.4 million on our Hyderabad campus during the six months ended September 30, 2008, as compared to total capital expenditures of $4.9 million during the six months ended September 30, 2007.

Net cash provided by (used for) financing activities

Net cash provided (used for) financing activities was $(3.1) million during the six months ended September 30, 2008, as compared to $54.7 million during the six months ended September 30, 2007. The change in net cash used for the six month period ended September 30, 2008 as compared to the six month period ended September 30, 2007 is due to expenditures of $3.4 million to repurchase our common stock, which was partially offset by stock option exercises of $0.3 million during the six months ended September 30, 2008. During the six months ended September 30, 2007, we had net proceeds of $54.7 million from the completion of our IPO.

Off-balance sheet arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. We had cash-secured letters of credit totaling approximately $3.6 million at September 30, 2008.

During the fiscal year ended March 31, 2008, we adopted an expanded foreign currency cash flow hedging program to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Qualitative and Quantitative Disclosures about Market Risk." The expanded program contemplates a partially hedged position of the Indian rupee for a rolling eight quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning April 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our consolidated financial statements.

On March 19, 2008, Statement of Financial Accounting Standard No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161, was issued. This Standard enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, of SFAS 162, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact, if any, this Standard will have on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes in the first six months of our fiscal year ending March 31, 2009 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

Recently, the U.S. dollar has strengthened materially against the U.K. pound sterling which has had, and may continue to have, a negative impact on our revenues generated in the U.K. pound sterling. In response to this volatility, we have entered into new hedging transactions designed to hedge our operating cash flows denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective.

Interest Rate Risk

We evaluate investments with unrealized losses to determine if the losses are other-than-temporary. Our investment securities primarily consist of auction-rate securities, commercial paper, corporate bonds and money market mutual funds. We have determined that the gross unrealized losses as of September 30, 2008 are temporary. We do not believe we are exposed to material direct risks associated with changes in interest rates. However, any changes to the financial position of the issuers of our securities could have an adverse affect on our earnings and liquidity.

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission on June 3, 2008, and the factors noted below, which could materially affect our business, financial condition or future results.

Currency exchange rate fluctuations may negatively affect our operating results.

The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in recent periods and may fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. Recently, the U.S. dollar has strengthened materially against the U.K. pound sterling which has had, and may continue to have, a materially negative impact on our revenues generated in the U.K. pound sterling, as well as our operating income and net income, as considered on a consolidated basis. Any continued appreciation of the U.S. dollar against the U.K. pound sterling is likely to have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling, could have a material adverse effect on our cost of services, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. Although, we have adopted an eight quarter hedging program to minimize the effect of the Indian rupee movement on our financial condition, the hedging program may not be effective and may cause us to forego benefits, especially given the recent depreciation of the Indian Rupee against the U.S. dollar and U.K. pound sterling and volatility of these currencies. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our clients and therefore our results of operations.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While we do not currently require access to credit markets to finance our operations, these economic developments affect our clients in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our clients to obtain financing for their operations and could result in decreased global IT spending which, in turn, could result in delays in or cancellation of engagements for our services. Regional and global economic weakness and uncertainty have also resulted in some companies reassessing their spending for technology and IT related projects and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Our revenues and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. As a result of the worldwide economic slowdown, it is extremely difficult for us to forecast future revenue growth based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated level of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

Our common stock, may become more volatile, given the severe global economic downturn and volatility in domestic and international stock markets.

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions regionally and globally causing extreme volatility in domestic and international stock markets. In particular, the NASDAQ Global Market, on which we have our stock traded, has experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. Since our initial public offering in August 2007, our stock has experienced volatility. For instance, the closing sale price of our common stock on the NASDAQ Global Market has ranged from $19.60 on November 13, 2007 to $4.21 on October 27, 2008. These fluctuations have often been unrelated or disproportionate to operating performance. If any of the foregoing occurs or continues to occur, it could cause our stock price to fall and may expose us to securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of management's attention and resources.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of the our common stock over the next 12 months. A summary of our stock repurchase activity under this program for the three months ended September 30, 2008 is set forth in the table below:

Issuer Purchases of Equity Securities

Period:	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)(1)	Remaining Dollar Value that may yet be Purchased Under Our Program ($)(1)
August 2008	335,100	$7.54	335,100	$12,473,346
September 2008	121,619	7.18	121,619	11,600,360

Total	456,719	$7.44	456,719	$11,600,360

(1)
The shares repurchased exclude an aggregate of 69,428 shares of our common stock purchased in the open market by a member of our board of directors for his direct account, and 64,417 shares purchased by such director on behalf of an entity over which he has investment control, during the period from August 4, 2008 to September 10, 2008 at prices ranging from $6.88 to $7.48. We do not consider such board member as an "affiliated purchaser" within the meaning of Rule 10b-18 of the Exchange Act of 1934.

On August 8, 2007, we completed our initial public offering (the "IPO") of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We expect to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our planned campus in Hyderabad, India, of which we have spent approximately $11.9 million as of September 30, 2008 and plan to spend approximately $14.5 million during our fiscal years ending March 31, 2009 and 2010. The balance of the net proceeds will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the six month period ending September 30, 2008, we withheld an aggregate of 6,254 shares of restricted stock at a price of $7.31 per share.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on Thursday, September 25, 2008, in Westborough, Massachusetts, at which the following matters were submitted to a vote of the stockholders:

a.)
Votes regarding the election of the person named below as a class I member to the board of directors, for a three-year term ending at the 2011 Annual Meeting of Stockholders and until his successor has been duly elected and qualified or until his earlier resignation or removal, were as follows:

	For	Withheld
Robert E. Davoli	20,354,921	72,220
b.)
Votes regarding ratification of the appointment of the accounting firm of KPMG LLP as the Company's independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions
20,407,702	18,973	466
c.)
Votes regarding ratification of the Company's 2007 Stock Option and Incentive Plan were as follows:

For	Against	Abstentions
14,827,475	1,463,815	803,881

In addition, the terms of office of each of the following directors continued after the meeting: Kris Canekeratne, Izhar Armony, Ronald T. Maheu, Martin Trust and Rowland T. Moriarty. Mr. Danford F. Smith resigned from us as President, Chief Operating Officer and member of the Board of Directors, effective September 30, 2008.

Item 5.    Other Information

On August 28, 2008, we entered into a separation agreement with Mr. Danford F. Smith, our President, Chief Operating Officer and member of the board of directors, pursuant to which Mr. Smith resigned from his positions with us as an officer and member of the board of directors, effective September 30, 2008. Under the terms of the separation agreement, Mr. Smith became entitled to the same severance benefits that he would have received under his executive agreement with us dated as of April 5, 2007, had he been terminated by us without cause, including a lump sum severance payment of $228,453, continuation of health benefits for 12 months following the resignation date and a right to a pro-rated amount of his targeted bonus for the fiscal year ending March 31, 2009, subject to our achieving corporate performance metrics for the fiscal year ending March 31, 2009 as established by the compensation committee of the board of directors (and approved by our board of directors) as applied to all other executives under the 2009 fiscal year executive bonus plan. In addition, as part of the separation agreement, we agreed to amend the exercise period for vested options held by Mr. Smith for periods of up to an additional six months from the original exercise period. Mr. Smith agreed to a general release of claims in our favor and certain other conditions.

Item 6.    Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1+	2007 Stock Option and Incentive Plan (previously filed as exhibit 10.15 to the registrants Annual Report on Form 10-K for the period ending March 31, 2008, and incorporated herein by reference)
10.2*+	FY2009 Virtusa Corporation Executive Variable Cash Compensation Bonus Plan
10.3*+	Offer letter by and between Ranjan Kalia and Virtusa Corporation dated as of April 16, 2008
10.4*+	FY2009 Bonus Plan by and between Raj Rajgopal and Virtusa Corporation for the fiscal year ending March 31, 2009
10.5+	Separation agreement by and between Danford F. Smith and Virtusa Corporation dated as of August 28, 2008 (previously filed as exhibit 10.1 to the current report on Form 8-K filed on August 29, 2008, and incorporated herein by reference)
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

+
Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: October 31, 2008	By:	/s/ KRIS CANEKERATNE Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: October 31, 2008	By:	/s/ RANJAN KALIA Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1+	2007 Stock Option and Incentive Plan (previously filed as exhibit 10.15 to the registrants Annual Report on Form 10-K for the period ending March 31, 2008, and incorporated herein by reference)
10.2*+	FY2009 Virtusa Corporation Executive Variable Cash Compensation Bonus Plan
10.3*+	Offer letter by and between Ranjan Kalia and Virtusa Corporation dated as of April 16, 2008
10.4*+	FY2009 Bonus Plan by and between Raj Rajgopal and Virtusa Corporation for the fiscal year ending March 31, 2009
10.5+	Separation agreement by and between Danford F. Smith and Virtusa Corporation dated as of August 28, 2008 (previously filed as exhibit 10.1 to the current report on Form 8-K filed on August 29, 2008, and incorporated herein by reference)
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

+
Indicates a management contract or compensation plan, contract or arrangement.