Form 10-Q
period 2008-12-31
VIRTUSA CORP
filed 2009-02-02
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of January 28, 2009:

Class	Number of Shares
Common Stock, par value $.01 per share	23,977,477

Virtusa Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2008	March 31, 2008
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$39,573	$41,047
Short-term investments	27,413	40,816
Accounts receivable, net of allowance of $935 and $653 at December 31 and March 31, 2008, respectively	32,695	34,716
Unbilled accounts receivable	1,800	4,233
Prepaid expenses	4,462	4,025
Deferred income taxes	3,895	901
Other current assets	6,859	6,349

Total current assets	116,697	132,087
Property and equipment, net of accumulated depreciation of $19,639 and $18,931 at December 31 and March 31, 2008, respectively	19,743	16,833
Long-term investments	29,018	17,091
Restricted cash	3,689	4,361
Deferred income taxes	5,873	4,429
Other long-term assets	5,923	5,969

Total assets	$180,943	$180,770

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,793	$3,726
Accrued employee compensation and benefits	7,891	10,424
Accrued expenses—other	15,366	8,375
Deferred revenue	1,828	351
Income taxes payable	1,395	403

Total current liabilities	29,273	23,279
Long-term liabilities	3,862	1,657

Total liabilities	33,135	24,936

Commitments and guarantees
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at December 31 and March 31, 2008; issued zero shares at December 31 and March 31, 2008	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at December 31 and March 31, 2008; issued 23,875,806 and 23,427,976 shares at December 31 and March 31, 2008, respectively; outstanding 22,376,218 and 23,008,411 shares at December 31 and March 31, 2008, respectively	237	234
Treasury stock, 1,499,588 and 419,565 common shares, at cost, at December 31 and March 31, 2008, respectively	(6,743)	(442)
Additional paid-in capital	140,940	137,774
Accumulated earnings	26,867	18,428
Accumulated other comprehensive loss	(13,493)	(160)

Total stockholders' equity	147,808	155,834

Total liabilities and stockholders' equity	$180,943	$180,770

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2008	2007	2008	2007
Revenue	$44,940	$42,455	$131,505	$120,158
Costs of revenue	25,286	23,307	81,698	67,943

Gross profit	19,654	19,148	49,807	52,215
Operating expenses:
Selling, general and administrative expenses	14,279	13,281	43,732	38,451

Income from operations	5,375	5,867	6,075	13,764
Other income:
Interest income, net	647	1,216	2,085	2,644
Foreign currency transaction gains (losses)	1,345	(123)	465	(559)
Other, net	38	3	61	1

Total other income	2,030	1,096	2,611	2,086

Income before income tax expense	7,405	6,963	8,686	15,850
Income tax expense	1,107	1,706	247	3,338

Net income	$6,298	$5,257	$8,439	$12,512

Net income per share of common stock
Basic	$0.28	$0.23	$0.37	$0.60

Diluted	$0.27	$0.21	$0.35	$0.55

Comprehensive income (loss):
Net income	$6,298	$5,257	$8,439	$12,512
Foreign currency translation adjustments	(4,433)	368	(8,926)	1,670
Unrealized gain on available-for-sale securities	897	87	154	39
Unrealized gain (loss) on effective cash flow hedges	801	(40)	(4,558)	186

Total comprehensive income (loss)	$3,563	$5,672	$(4,891)	$14,407

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2008	2007
Cash flows provided by operating activities:
Net income	$8,439	$12,512
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,226	2,861
Share-based compensation expense	3,028	2,221
Gain on disposal of property and equipment and investments	(11)	(14)
Deferred income taxes, net	(750)	826
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,343)	(360)
Prepaid expenses and other current assets	(2,627)	(1,878)
Other long-term assets	(327)	(694)
Accounts payable	4,803	(2,707)
Accrued employee compensation and benefits	(1,299)	906
Accrued expenses—other	1,854	1,401
Deferred revenue	1,530	(28)
Income taxes payable	1,191	1,052
Other long-term liabilities	(1,990)	500

Net cash provided by operating activities	14,724	16,598

Cash flows used for investing activities:
Purchase of short-term investments	(16,147)	(56,638)
Proceeds from sale or maturity of short-term investments	40,440	11,256
Purchase of long-term investments	(31,061)	(17,131)
Proceeds from sale or maturity of long-term investments	7,236	41
Purchase of property and equipment	(9,222)	(9,082)
Additions to internally developed software	—	(32)
Proceeds from sale of property and equipment	12	30
(Increase) decrease in restricted cash	409	(63)

Net cash used for investing activities	(8,333)	(71,619)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	(6,302)	—
Proceeds from sale of common stock	—	61,600
Deferred stock offering costs	—	(6,948)
Proceeds from exercise of common stock options	548	33
Principal payments on capital lease obligation	—	(8)

Net cash provided by (used for) financing activities	(5,754)	54,677

Effect of exchange rate changes on cash and cash equivalents	(2,111)	287

Net decrease in cash and cash equivalents	(1,474)	(57)
Cash and cash equivalents, beginning of period	41,047	45,079

Cash and cash equivalents, end of period	$39,573	$45,022

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

  Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(2)   Unaudited Interim Financial Information (Continued)

Software Services, Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States, and Virtusa International, B.V., organized in the Netherlands. All intercompany transactions and balances have been eliminated in consolidation.

  Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to: the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts; share-based compensation; income taxes, including reserves for uncertain tax positions; valuation of financial instruments including derivative contracts and investments; and deferred tax assets and liabilities. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(3)   Net Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Numerators:
Net income	$6,298	$5,257	$8,439	$12,512

Denominators:
Weighted average common shares outstanding	22,549,515	22,845,259	22,852,794	20,850,875
Dilutive effect of employee stock options and warrants	1,019,373	1,957,879	1,361,766	1,852,643
Dilutive effect of stock appreciation rights	40,247	121,275	40,247	121,275

Weighted average shares-Diluted	23,609,135	24,924,413	24,254,807	22,824,793
Net income per share-Basic	$0.28	$0.23	$0.37	$0.60

Net income per share-Diluted	$0.27	$0.21	$0.35	$0.55

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(3)   Net Income per Share (Continued)

During the three and nine months ended December 31, 2008, options to purchase 2,148,453 and 1,165,308 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and nine months ended December 31, 2007, options to purchase 321,608 and 202,639 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4)   Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only. Other than disclosure, the adoption of SFAS No. 157 had no effect on the Company's operating results or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. The Company adopted SFAS No. 159 as of April 1, 2008, and did not elect the fair value option for any of the Company's eligible financial assets and financial liabilities. In the quarter ended December 31, 2008, the Company elected the fair value option pursuant to SFAS No. 159 to account for the Put Option (as defined and described below) related to the Company's auction rate securities.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(4)   Fair Value of Financial Instruments (Continued)

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market mutual funds	$10,215	$—	$—	$10,215
Investments:
Available-for-sales securities—current	27,413	—	—	27,413
Available-for-sales securities—non-current	22,693	—	824	23,517
Trading securities—non-current	—	—	5,501	5,501
Derivative instruments	—	949	—	949
Other Long-Term Assets:
Put Option	—	—	1,174	1,174

Total Assets	$60,321	$949	$7,499	$68,769
Liabilities:
Derivative instruments	$—	$10,223	$—	$10,223

Total Liabilities	$—	$10,223	$—	$10,223

The Company's investments in auction rate securities and the related Put Option are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction rate securities and related Put Option were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Level 3 assets as listed in the table above include auction rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, the Company reclassified its investment in auction rate securities from short-term investments to long-term investments, reflecting the fact that the Company's auction rate securities had underlying final maturities of greater than one year and the Company's intent and ability to hold the securities beyond one year. These investments were recorded at fair value at December 31, 2008 and March 31, 2008.

In November 2008, the Company entered into an agreement (the "Agreement") with UBS AG, the investment firm that had sold the Company auction rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right (the "Put Option") to sell these auction rate securities back to the investment firm at par, at the Company's sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction rate securities or sell these securities on the Company's behalf at par any time after the execution

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(4)   Fair Value of Financial Instruments (Continued)

of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of $1,174, and recorded a corresponding long term asset. As a result of accepting the Agreement, the Company recognized an other-than-temporary impairment loss of $1,174 on the related auction rate security investments. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the three and nine months ended December 31, 2008 as the impact was offsetting. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations.

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets as of December 31, 2008:

Level 3 Assets
Balance at April 1, 2008	$7,965
Auction rate securities redeemed at par value	(675)
Total unrealized gains (losses):
Included in earnings	—
Included in other accumulated comprehensive income	209

Balance at December 31, 2008	$7,499

(5)   Income Taxes

One of the Company's Indian subsidiaries, Virtusa (India) Private Limited, or Virtusa India, is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which it operates. Virtusa India currently operates STPs, in Chennai and in Hyderabad, India. Substantially all of the earnings of both STPs qualify as tax-exempt profits. In May 2008, the Indian government extended the tax holidays by one year from March 31, 2009 to March 31, 2010, at which time these holidays will be phased out and any profits will be fully taxable at the Indian statutory rate, which is currently 33.99%. In anticipation of the phase-out of the STP holidays, the Company has located at least a portion of its new Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. The Company's profits from the SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years.

In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year tax holiday arrangement, which is set to expire on March 31, 2019 and requires that the Company meet certain new job creation and investment criteria.

Including discrete items, the Company's effective tax rate was 15.0% and 2.8% for the three and nine months ended December 31, 2008, respectively, as compared to an effective tax rate of 24.5% and 21.1% for the three and nine months ended December 31, 2007, respectively. This reduction is primarily due to the geographic mix of the Company's forecasted profit (loss). The effective income tax rate is based on the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5)   Income Taxes (Continued)

estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions. For the nine months ended December 31, 2008 and 2007, the effective income tax rate varied from the statutory rate mainly due to the benefit of foreign tax holiday arrangements.

No events have occurred since March 31, 2008 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions. No significant changes in the unrecognized tax benefit balance are expected in the next 12 months.

(6)   Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Client revenue:
North America	$31,958	$29,085	$94,067	$83,438
Europe	11,937	13,056	34,836	36,232
Rest of world	1,045	314	2,602	488

Consolidated revenue	$44,940	$42,455	$131,505	$120,158

	December 31, 2008	March 31, 2008
Net assets:
United States	$105,955	$114,285
India	18,488	17,337
Sri Lanka	3,199	5,011
Europe	20,166	19,201

Consolidated net assets	$147,808	$155,834

During the three months ended December 31, 2008, sales to three significant clients accounted for 17.6% 11.9%, and 11.2%, respectively, of the Company's consolidated revenue. During the nine months ended December 31, 2008, sales to these three clients represented 19.7%, 11.6%, and 9.6%, respectively, of the Company's consolidated revenue. During the three and nine months ended December 31, 2007, sales to one significant client accounted for 26.6% and 26.2%, respectively, and no other client contributed more than 10% of the Company's consolidated revenue.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(7)   Treasury Stock

Since July 2008, the Company has had a stock repurchase program in place that authorized the purchase of up to $15,000 of the shares of the Company's outstanding common stock on or prior to July 28, 2009 subject to certain price and other trading restrictions. During the nine months ended December 31, 2008, the Company purchased 1,080,023 shares of its common stock for an aggregate purchase price of approximately $6,302, representing an average purchase price per share of $5.83. Repurchased shares have been recorded as treasury shares and will be held until the Company's board of directors designates that these shares be retired or used for other purposes.

(8)   Subsequent Events

On January 13, 2009, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 337,000 Indian rupees (approximately $6,600) and an average settlement rate of 51.06 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 84,000 Indian rupees (approximately £1,100) and have an average settlement rate of 73.75 Indian rupees. These contracts will expire at various dates during the period ending December 31, 2010. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on January 13, 2009 of $1.45, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 51.02 Indian rupees. Such blended weighted average Indian rupee rate is subject to change to the extent of any appreciation or deprecation in the U.K. pound sterling against the U.S. dollar as compared to the spot rate listed above.

On January 8, 2009, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £3,691 (approximately $5,610) and will expire on various dates during the period ending March 31, 2009. The weighted average U.K. pound sterling rate associated with these contracts is approximately 1.52.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management's plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, Item 1A "Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal period ending September 30, 2008 and in this quarterly report. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At December 31, 2008, we had 4,048 employees, or team members.

In our three months ended December 31, 2008, our revenue increased by 5.9% to $44.9 million, compared to $42.5 million in the three months ended December 31, 2007. In our nine months ended December 31, 2008, our revenue increased 9.4% to $131.5 million, compared to $120.2 million in the nine months ended December 31, 2007. The revenue increase in each period was partially offset by the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar. For the three month period ended December 31, 2008, this negative impact to revenue was $1.9 million, net of a $1.0 million gain from hedging contracts on our U.K. revenues as compared to the three month period ended December 31, 2007. For the nine month period ended December 31, 2008, this negative impact to revenue was $4.6 million, net of a $1.0 million gain from hedging contracts on our U.K. revenues as compared to the nine month period ended December 31, 2007. The key drivers of our revenue growth in our three and nine months ended December 31, 2008 were as follows:

  •
  greater penetration of the North American market, where we experienced revenue growth of 9.8% and 12.7%, respectively, in our three and nine months ended December 31, 2008, as compared to the three and nine month periods ended December 31, 2007;

  •
  strong performance of our banking, financial services and insurance, or BFSI, industry group, which had revenue growth of 23.1% and 25.0%, respectively, in our three and nine months ended December 31, 2008, as compared to our three and nine months ended December 31, 2007; and

  •
  an increase in the number of our active clients from 47 active clients as of December 31, 2007 to 54 active clients as of December 31, 2008.

High repeat business and client concentration are common in our industry. During our three months ended December 31, 2008, 84% of our revenue was derived from clients who had been using our services for more than one year, as compared to 95% for the three months ended December 31, 2007. During our nine months ended December 31, 2008, 91% of our revenue was derived from clients who had been using our services for more than one year, as compared to 95% for the nine months ended December 31, 2007. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base, and over time, reduce client concentration.

Our European revenue decreased to $11.9 million, or 26.6% of total revenue, from $13.1 million, or 30.8% of total revenue, for the three months ended December 31, 2008 and 2007, respectively. European revenue for the nine months ended December 31, 2008 decreased to $34.8 million, or 26.5% of total revenue, from $36.2 million, or 30.2% of total revenue, for the nine months ended December 31, 2008 and 2007, respectively. European revenue was negatively impacted by the depreciation of the U.K. pound sterling against the U.S. dollar year-over-year, as well as lower revenue contribution from our largest client, British Telecom.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 27% and 26%, as compared to 22% and 20%, of total revenue for the three months and nine months ended December 31, 2008 and 2007, respectively. The increased revenue earned from fixed-price contracts reflects our clients' preferences.

Our gross profit increased by $0.5 million, or 2.6% to $19.7 million for the three months ended December 31, 2008 as compared to $19.1 million in the three months ended December 31, 2007, and decreased by $2.4 million, or 4.6%, to $49.8 million for the nine months ended December 31, 2008 as compared to $52.2 million in the nine months ended December 31, 2007. The decrease in gross profit margin is primarily due to increased compensation costs for our IT professionals relative to revenue and the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar during the three and nine months ended December 31, 2008 as compared to the three and nine months ended December 31, 2007.

In our three months ended December 31, 2008, net income increased by $1.0 million to $6.3 million, as compared to $5.3 million in the three months ended December 31, 2007, and decreased by $4.1 million to $8.4 million in the nine months ended December 31, 2008 from $12.5 million in the nine months ended December 31, 2007. The increase in net income for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 is primarily due to higher revenue, an increase in other income, and a decrease in income tax expense. The decrease in net income for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 is primarily due to lower income from operations.

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended December 31, 2008, our attrition rate reflects both voluntary and involuntary attrition of 24% and 9%, respectively. This attrition rate reflects a higher rate of involuntary attrition compared to prior periods. We remain committed to improving our attrition levels. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We continue to engage in a hedging strategy program using foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling to minimize the effect of foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular, those related to revenue recognition, income taxes, valuation of financial instruments and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Results of operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

The following table presents an overview of our results of operations for the three months ended December 31, 2008 and 2007.

	Three Months Ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Revenue	$44,940	$42,455	$2,485	5.9%
Costs of revenue	25,286	23,307	1,979	8.5

Gross profit	19,654	19,148	506	2.6
Operating expenses	14,279	13,281	998	7.5

Income from operations	5,375	5,867	(492)	(8.4)
Other income	2,030	1,096	934	85.2

Income before income tax expense	7,405	6,963	442	6.3
Income tax expense	1,107	1,706	(599)	(35.1)

Net income	$6,298	$5,257	$1,041	19.8%

Revenue

Revenue increased by 5.9%, or $2.5 million, from $42.5 million during the three months ended December 31, 2007 to $44.9 million in the three months ended December 31, 2008. This increase is primarily attributed to greater demand for our IT services delivered through our global model, partially offset by the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar of $1.9 million, net of a $1.0 million gain from hedging contracts on our U.K. revenues, for the three months ended December 31, 2008. Revenue from clients existing as of December 31, 2007 decreased in the three months ended December 31, 2008 by $2.6 million as compared to the three months ended December 31, 2007, or 6.8%, and revenue from new clients added since December 31, 2007 was $7.2 million, or 16.0%, of total revenue for the three months ended December 31, 2008. Revenue from North American clients increased by $2.9 million, or 9.9%, as compared to the three months ended December 31, 2007. We had 54 active clients as of December 31, 2008 as compared to 47 active clients as of December 31, 2007. In addition, we experienced strong demand across our BFSI industry group for an increasingly broad range of services, experiencing quarterly year-over-year revenue growth of 23.1%.

Costs of revenue

Costs of revenue increased from $23.3 million in the three months ended December 31, 2007 to $25.3 million in the three months ended December 31, 2008, an increase of $2.0 million, or 8.5%. A portion of the increase was attributable to an increase of $0.9 million in compensation costs for our on-site IT professionals in the U.S. and U.K in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. There were also losses of $1.4 million recorded on foreign currency forward contracts as part of our hedging program, which were offset by lower Indian rupee denominated expenses caused by weakening of the Indian rupee against the U.S. dollar, in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. These increases were offset by decreased travel costs of $0.4 million in the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. At December 31, 2008 we had 3,767 IT professionals as compared to 3,823 at December 31, 2007.

Gross profit

Our gross profit increased by $0.5 million, or 2.6%, from $19.1 million for the three months ended December 31, 2007 as compared to $19.7 million for the three months ended December 31, 2008 due to higher revenues. As a percentage of revenue, gross profit margin was 45.1% and 43.7% in the three months ended December 31, 2007 and 2008, respectively. The principal reason for our decrease in gross profit margin during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007, was due to an increase in our compensation costs relative to the increase in revenue.

Operating expenses

Operating expenses increased from $13.3 million in the three months ended December 31, 2007 to $14.3 million in the three months ended December 31, 2008, an increase of $1.0 million, or 7.5% as compared to the three months ended December 31, 2007. The increase in our operating expenses in the three months ended December 31, 2008 was due to an increase of $0.3 million in infrastructure expenses in Asia, $0.3 million in professional services fees, $0.4 million in share-based compensation and $0.4 million related to our bad debt reserve, as compared to the three months ended December 31, 2007. In the three months ended December 31, 2008, we recorded additional foreign currency forward contract losses of $0.7 million as part of our hedging program as compared to the three months ended December 31, 2007, which were offset by lower Indian rupee denominated expenses caused by fluctuation of the Indian rupee against the U.S. dollar and U.K. pound sterling in the period. There were also decreased travel costs of $0.2 million and decreased compensation and benefits costs of $0.9 million during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007. As a percentage of revenue, our operating expenses increased from 31.3% in the three months ended December 31, 2007 to 31.8% in the three months ended December 31, 2008.

Income from operations

Income from operations decreased from $5.9 million in the three months ended December 31, 2007 to $5.4 million in the three months ended December 31, 2008. As a percentage of revenue, income from operations decreased from 13.8% in the three months ended December 31, 2007 to 12.0% in the three months ended December 31, 2008, primarily due to higher operating expenses and costs of revenue.

Other income

Other income increased from $1.1 million in the three months ended December 31, 2007 to $2.0 million in the three months ended December 31, 2008. The increase is primarily attributed to a one-time hedge gain of $1.6 million on a foreign currency hedge contract of the U.K. pound sterling against the U.S dollar. This increase was partially offset by other foreign currency losses of $0.3 million and a decrease in interest income of $0.6 million, from $1.2 million in the three months ended December 31, 2007 to $0.6 million in the three months ended December 31, 2008 primarily due to a decrease in our cash balances and lower interest rates on our investments for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

Income tax expense

We had income tax expense of $1.7 million in the three months ended December 31, 2007 compared to an income tax expense of $1.1 million in the three months ended December 31, 2008. Our effective tax rate was 15.0% for the three months ended December 31, 2008, as compared to 24.5% for the three months ended December 31, 2007. This reduction is primarily due to a change in the geographic mix of our forecasted profit for the year.

Net income

Net income increased from $5.3 million in the three months ended December 31, 2007 to $6.3 million in the three months ended December 31, 2008. This increase was driven primarily by higher revenue, lower taxes, and an increase in other income during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.

Nine months ended December 31, 2008 compared to the nine months ended December 31, 2007

The following table presents an overview of our results of operations for the nine months ended December 31, 2008 and 2007.

	Nine Months Ended December 31,
(dollars in thousands)	2008	2007	$ Change	% Change
Revenue	$131,505	$120,158	$11,347	9.4%
Costs of revenue	81,698	67,943	13,755	20.2

Gross profit	49,807	52,215	(2,408)	(4.6)
Operating expenses	43,732	38,451	5,281	13.7

Income from operations	6,075	13,764	(7,689)	(55.9)
Other income	2,611	2,086	525	25.2

Income before income tax expense	8,686	15,850	(7,164)	(45.2)
Income tax expense	247	3,338	(3,091)	(92.6)

Net income	$8,439	$12,512	$(4,073)	(32.6)%

Revenue

Revenue increased by 9.4%, or $11.3 million, from $120.2 million during the nine months ended December 31, 2007 to $131.5 million in the nine months ended December 31, 2008. This increase is primarily attributed to greater demand for our IT services delivered through our global model, partially offset by the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar of $4.6 million for the nine months ended December 31, 2008, net of a $1.0 million gain from hedging contracts on our U.K. revenues. Revenue from clients existing as of December 31, 2007 decreased by 0.5% in the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. Revenue from new clients added since December 31, 2007 was $12.0 million, or 9.0% of total revenue, for the nine months ended December 31, 2008. Revenue from North American clients increased by $10.6 million, or 12.7%, as compared to the nine months ended December 31, 2007. In addition, we experienced strong demand across our BFSI industry group for an increasingly broad range of services, experiencing year-over-year revenue growth of 25.0%.

Costs of revenue

Costs of revenue increased from $68.0 million in the nine months ended December 31, 2007 to $81.7 million in the nine months ended December 31, 2008, an increase of $13.8 million, or 20.2%. A significant portion of the increase was attributable to additional compensation and benefits costs of $10.0 million for our onsite IT professionals in the U.S. and U.K during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007. There were also increases in subcontractor costs of $0.8 million, and losses of $2.7 million recorded on foreign currency forward contracts as part of our hedging program, which were offset by lower Indian rupee denominated expenses caused by fluctuation of the India rupee against the U.S. dollar and U.K. pound sterling, in the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

Gross profit

Our gross profit decreased by $2.4 million, or 4.6%, to $49.8 million for the nine months ended December 31, 2008 as compared to $52.2 million in the nine months ended December 31, 2007. The principal reason for our decrease in gross profit during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007 was due to an increase in cost of revenues. As a percentage of revenue, gross profit margin was 37.9% and 43.5% in the nine months ended December 31, 2008 and 2007, respectively. The principal reason for our decrease in gross profit margin during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007, was due to an increase in our compensation costs relative to the increase in revenue.

Operating expenses

Operating expenses increased from $38.5 million in the nine months ended December 31, 2007 to $43.7 million in the nine months ended December 31, 2008, an increase of $5.3 million, or 13.7%. The increase in our operating expenses was due to an increase of $1.2 million in share-based compensation expense associated with our non-IT professionals, $1.7 million in infrastructure expenses in Asia, $0.4 million in incremental costs associated with being a public company, and travel costs of $0.7 million. In the nine months ended December 31, 2008, we recorded additional foreign currency forward contract losses of $1.3 million as part of our hedging program as compared to the nine months ended December 31, 2007, which were offset by lower Indian rupee denominated expenses caused by fluctuation of the Indian rupee against the U.S. dollar and U.K. pound sterling in the period. As a percentage of revenue, our operating expenses increased from 32.0% in the nine months ended December 31, 2007 to 33.3% in the nine months ended December 31, 2008.

Income from operations

Income from operations decreased from $13.8 million in the nine months ended December 31, 2007 to $6.1 million in the nine months ended December 31, 2008. This decrease in income from operations resulted primarily from lower gross profit and increased operating expenses. As a percentage of revenue, income from operations decreased from 11.5% in the nine months ended December 31, 2007 to 4.6% in the nine months ended December 31, 2008.

Other income

Other income increased from $2.1 million in the nine months ended December 31, 2007 to $2.6 million in the nine months ended December 31, 2008. The increase is primarily attributed to a gain of $1.6 million on a foreign currency hedge contract of the U.K. pound sterling against the U.S dollar, partially offset by foreign currency transactions losses of $0.6 million during the nine months ended December 31, 2008 primarily due to the effects of a weakening U.K. pound sterling against the U.S. dollar, Indian rupee, and Sri Lankan rupee. These net hedge gains were partially offset by a decrease in interest income of $0.5 million due to a decrease in our cash balances and lower interest rates on our investments during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

Income tax expense

We had income tax expense of $3.3 million in the nine months ended December 31, 2007 compared to income tax expense of $0.2 million in the nine months ended December 31, 2008. Our effective tax rate was an income tax rate of 2.8% for the nine months ended December 31, 2008, as compared to an effective tax rate of 21.1% for the nine months ended December 31, 2007. This reduction is primarily due to the geographic mix of our forecasted profit.

Net income

Net income decreased from $12.5 million in the nine months ended December 31, 2007 to $8.4 million in the nine months ended December 31, 2008. This decrease was driven primarily by lower operating income during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

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

As of December 31, 2008, we had cash and cash equivalents and short-term investments of $67.0 million, of which $9.0 million was held outside the United States. There were foreign currency derivative contracts with a notional amount of $62.8 million outstanding as at December 31, 2008. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of the notional value of our foreign exchange contracts to be supported by our borrowing base. Advances under our credit facility accrue interest at an annual rate equal to the prime rate minus 0.25%. Our credit facility contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. As of December 31, 2008, we have no amounts outstanding under this credit facility. This line of credit expires on March 31, 2009.

Any funds held at locations outside of the United States are for future operating expenses and expansion of our business, and we have no intention of repatriating those funds. We believe that our available cash and cash equivalents, short-term investments and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for the foreseeable future. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flow increases, our continued intent not to repatriate earnings from outside of the United States and the availability of public and private debt and equity financing.

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction rate securities at a par value of $6,675. Under the agreement, we (1) received the right (the "Put Option") to sell these auction rate securities back to the investment firm at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of $1.2 million, and recorded a corresponding long term asset. As a result of accepting the agreement, we recognized an other-than-temporary impairment loss of $1.2 million on the related auction rate security investments. Simultaneously, we transferred these auction rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the three and nine months ended December 31, 2008. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $23.4 million, of which we anticipate spending approximately $6.2 million during the fiscal year ending March 31, 2009. Through December 31, 2008, we have spent $12.4 million toward the completion of this facility with approximately $5.2 million spent during the nine months ended December 31, 2008. Other capital expenditures during the nine months ended December 31, 2008 were approximately $4.1 million. We expect other capital expenditures in the normal course of business during the balance of the fiscal year ended March 31, 2009 to be approximately $2.0 million, primarily for leasehold improvements, capital equipment and purchased software.

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock through July 28, 2009. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. While our board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by our management, at their discretion, and will depend upon market conditions and other factors. We have funded the program by using our cash on hand and cash generated from operations. We may extend, suspend or discontinue the program at any time. During the nine months ended December 31, 2008, we purchased 1,080,023 shares of our common stock for an aggregate purchase price of approximately $6.3 million, representing an average purchase price per share of $5.83. We have recorded repurchased shares as treasury shares and we will hold these shares in treasury until our board of directors designates that these shares be retired or used for other purposes.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2008	2007
Net cash provided by operating activities	$14,724	$16,598
Net cash used for investing activities	(8,333)	(71,619)
Net cash provided by (used for) financing activities	(5,754)	54,677
Effect of exchange rate changes on cash	(2,111)	287

Net decrease in cash and cash equivalents	(1,474)	(57)
Cash and cash equivalents, beginning of period	41,047	45,079

Cash and cash equivalents, end of period	$39,573	$45,022

Net cash provided by operating activities

Net cash provided by operating activities was $14.7 million during the nine months ended December 31, 2008 as compared to $16.6 million during the nine months ended December 31, 2007. This decrease was attributable to a decrease in net income of $4.1 million, which was partially offset by a net change in operating assets and liabilities of $3.0 million, a change in deferred income taxes of $1.6 million, and an increase of share-based compensation expense of $0.8 million during the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007.

Net cash used for investing activities

Net cash used for investing activities was $(8.3) million during the nine months ended December 31, 2008 as compared to $(71.6) million during the nine months ended December 31, 2007. The decrease was due to the net change in investment securities of $62.9 million resulting from our initial investments of our IPO proceeds and excess cash during the nine months ended December 31, 2007.

Net cash provided by (used for) financing activities

Net cash provided by (used for) financing activities was $(5.8) million during the nine months ended December 31, 2008, as compared to $54.7 million during the nine months ended December 31, 2007. The change in net cash used for the nine month period ended December 31, 2008 as compared to the nine month period ended December 31, 2007 was due to expenditures of $6.3 million to repurchase our common stock, which was partially offset by stock option exercises of $0.5 million during the nine months ended December 31, 2008. During the nine months ended December 31, 2007, we had net proceeds of $54.7 million from the completion of our IPO.

Off-balance sheet arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. We had cash-secured letters of credit totaling approximately $3.6 million at December 31, 2008.

During our fiscal year ended March 31, 2008, we adopted an expanded foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Qualitative and Quantitative Disclosures about Market Risk." The expanded program contemplates a partially hedged position of the Indian rupee for a rolling eight quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

In December 2007, the Financial Accouting Standards Board issued Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning April 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our consolidated financial statements.

On March 19, 2008, Statement of Financial Accounting Standard No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161, was issued. SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, of SFAS 162, was issued. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. We are evaluating the impact, if any, SFAS 162 will have on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the year ended March 31, 2008. There have been no material changes in the first nine months of our fiscal year ending March 31, 2009 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

Recently, the U.S. dollar has strengthened materially against the U.K. pound sterling which has had, and may continue to have, a negative impact on our revenues generated in the U.K. pound sterling. In response to this volatility, we have entered into new hedging transactions designed to hedge our operating cash flows denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective. We made a one-time reclassification of our U.K. to U.S. intercompany payable from short-term to long-term to further capitalize our U.K. business. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transactions and gains and losses on our intercompany balances.

Interest Rate Risk

We evaluate all investments with unrealized losses to determine if the losses are other-than-temporary. Our investment securities primarily consist of money market mutual funds, corporate bonds, commercial paper, government agency bonds, and auction-rate securities. We have determined that all gross unrealized losses as of December 31, 2008 are temporary. However, any changes to the financial position of the issuers of our securities could have an adverse affect on our earnings and liquidity. Given the volatility in the financial markets and key financial indicators, we believe we face reinvestment risk and will face reduced yield on our invested portfolio.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as filed with the Securities and Exchange Commission, or SEC, on June 3, 2008 (the "Annual Report"), and "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal period ending September 30, 2008, as filed with the SEC on October 31, 2008 (the "Quarterly Report") which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report, as supplemented by our Quarterly Report, except as noted below.

Our net income may decrease if the governments of the United Kingdom, the United States, India or Sri Lanka adjust the amount of our taxable income by challenging our transfer pricing policies.

Our subsidiaries conduct intercompany transactions among themselves and with the U.S. parent company on an arm's-length basis in accordance with U.S. and local country transfer pricing regulations. The jurisdictions in which we pay income taxes could challenge our determination of arm's-length profit and issue tax assessments. Although the United States has income tax treaties with all countries in which we have operations, which mitigates the risk of double taxation, the costs to appeal any such tax assessment and potential interest and penalties could decrease our earnings and cash flows.

The Indian taxing authorities issued an assessment order with respect to their examination of our tax returns for the fiscal years ended March 31, 2004 and March 31, 2005 of our Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue in each assessment were several matters, the most significant of which was the re-determination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. We are contesting both assessments and have filed, or intend to file, appeals with both the appropriate Indian tax authorities and the U.S. competent authority. As of December 31, 2008, we recorded a $0.4 million reserve related to these matters.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock on or prior to July 28, 2009. A summary of our stock repurchase activity under this program for the nine months ended December 31, 2008 is set forth in the table below:

Issuer Purchases of Equity Securities

Period:	Total Number of Shares Purchased (#)(1)		Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)(1)		Remaining Dollar Value that may yet be Purchased Under Our Program ($)
August 2008	335,100		$7.54	335,100		$12,473,346
September 2008	121,619		7.18	121,619		11,600,360
October 2008	—		—	—		—
November 2008	284,404	(2)	4.79	284,404	(2)	10,238,065
December 2008	338,900		4.54	338,900		8,699,459

Total	1,080,023		$5.83	1,080,023		$8,699,459

(1)
The shares repurchased exclude an aggregate of 69,428 shares of our common stock purchased in the open market by a member of our board of directors for his direct account, and 122,366 shares purchased by such director on behalf of an entity over which he has investment control, during the period from August 4, 2008 to December 15, 2008 at prices ranging from $4.55 to $7.48 per share. We do not consider such board member as an "affiliated purchaser" within the meaning of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

(2)
The shares repurchased exclude 2,500 shares of our common stock purchased in the open market directly by a member of our board of directors and 2,500 shares purchased by such member on behalf of an entity where the director's spouse is the general partner, each such purchase being made on November 3, 2008 at a price per share of $5.42. We do not consider such board member as an "affiliated purchaser" within the meaning of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

On August 8, 2007, we completed our IPO of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We have an continue to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our planned campus in Hyderabad, India, of which we have spent approximately $12.4 million as of December 31, 2008 and plan to spend approximately $11.0 million during our fiscal years ending March 31, 2009 and 2010. The balance of the net proceeds will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ending December 31, 2008, we withheld an aggregate of 9,073 shares of restricted stock at a price of $4.56 per share.

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

Virtusa Corporation
Date: January 30, 2009	By:	/s/ KRIS CANEKERATNE Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: January 30, 2009	By:	/s/ RANJAN KALIA Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.