Form 10-K
period 2009-03-31
VIRTUSA CORP
filed 2009-05-29
CIK 1207074

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
1. Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33625

VIRTUSA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3512883 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No: ☑

The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2008, based on $6.51 per share, the last reported sale price on the NASDAQ Global Market on that date, was $83,939,061.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of May 26, 2009:

Class	Number of Shares
Common Stock, par value $0.01 per share	24,746,321

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its 2009 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2009. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2009

Part I

This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements relate to, among other things, our expectations concerning our business strategy. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "seek," "intends," "plans," "estimates," "projects," "anticipates," or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Factors that might cause such a difference include, but are not limited to, those set forth in "Item 1A. Risk Factors" and elsewhere in this Annual Report. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the Securities and Exchange Commission (the "SEC").

Item 1.    Business.

Overview

Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology ("IT") services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.

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

We enable our clients to use IT to accelerate time-to-market, increase productivity and improve customer service. We are able to reduce costs through our enhanced global delivery model. We also reduce the effort and costs required to maintain and develop IT applications by streamlining and consolidating our clients' applications on an ongoing basis. We believe that our solution provides our clients with the consultative and high-value services associated with large consulting and systems integration firms, the cost-effectiveness associated with offshore IT outsourcing firms and ongoing benefits of our innovative platforming approach.

We provide our IT services primarily to enterprises engaged in the following industries: communications and technology; banking, financial services and insurance ("BFSI"); and media and information. Our current clients include leading global enterprises such as Aetna Life Insurance Company, British Telecommunications plc ("BT"), ING North America Insurance Corporation, International Business Machines Corporation, Iron Mountain Information Management, Inc., JPMorgan Chase Bank, N.A, Metavante Corporation and Thomson Reuters (Healthcare) Inc., and leading enterprise software developers such as Pegasystems Inc. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2009, 95% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 73%, 76% and 72% of our total revenue in the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Our largest client, BT, accounted for 19% and 27% of our total revenue in the fiscal years ended March 31, 2009 and 2008, respectively. During the fiscal year ended March 31, 2009, Metavante Corporation and JPMorgan Chase Bank, N.A., accounted for 13% and 10%, respectively, of our total revenue. For the fiscal year ended March 31, 2008, no other clients accounted for more than 10% of our revenue.

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

Platforming approach.    We apply an innovative platforming approach across our IT consulting, technology implementation and application outsourcing services to reduce costs, increase productivity and improve the efficiency and effectiveness of our clients' IT application environments. As part of our platforming approach, we assess our clients' application environments to identify common elements, such as business processes and rules, technology frameworks and data. We incorporate those common elements into one or more application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies while also realizing long-term and ongoing cost savings.

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

Technology implementation services

Our technology implementation services involve building, testing and deploying IT applications, and consolidating and rationalizing our clients' existing IT applications and IT environments into platforms.

Our technology implementation services include the following development, legacy asset management, data warehousing and testing services:

Development Services	Legacy Asset Management Services	Data Warehousing Services	Testing Services
• application development • package implementation and integration • software product engineering • Business Process Management implementations • Enterprise Content Management	• systems consolidation and rationalization • technology migration and porting • web-enablement of legacy applications	• data management and transformation • business intelligence, reporting and decision support	• testing frameworks • automation of test data and cases • test cycle execution

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

Application outsourcing services

We provide a broad set of application outsourcing services that enable us to provide comprehensive support for our clients' software applications and platforms. We endeavor to continually improve the applications under our management and to evolve our clients' IT applications into leverageable platforms.

Our application outsourcing services include the following application and platform management, infrastructure management and quality assurance management services:

Application and Platform Management Services	Infrastructure Management Services	Quality Assurance Management Services
• production support • maintenance and enhancement of custom-built and package-based applications • ongoing software engineering services for software companies	• systems administration • database administration • monitoring	• outsourcing of quality assurance planning • preparation of test cases, scripts and data • execution of test cases, scripts and data

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

Our platforming approach draws from analogs in industries that standardize on platforms composed of common components and assemblies used across multiple product lines. Similarly, we work with our clients to evolve their diverse software assets into unified, rationalized software platforms. Our platforming approach leads to simplified and standardized software components and assemblies that work together harmoniously and readily adapt to support new business applications. For example, a software platform for trading, once developed within an investment bank, can be the foundation for the bank's diverse trading applications in equities, bonds and currencies. Our platforming approach stands in contrast to traditional enterprise application development projects, where different applications remain separate and isolated from each other, replicating business logic, technology frameworks and enterprise data.

At the center of our platforming approach is a five-level maturity framework that allows us to adapt our service offerings to meet our clients' unique needs. Level 1 maturity in our platforming approach represents traditional applications where every line of code is embedded and unique to the application and every application is monolithic. Level 2 applications are less monolithic and more flexible and demonstrate characteristics such as configurability and customizability. Level 3 are advanced applications where the common code components and software assets are leveraged across multiple application families and product lines. Level 4 applications are framework-driven where the core business logic is reused with appropriate custom logic built around them. At the highest level of maturity are Level 5 applications, where platforms are greatly leveraged to simplify and accelerate application development and maintenance.

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

We manage to a highly-efficient 20/80, or better, onsite-to-offshore service delivery mix, which allows us to cost-effectively deliver value-added services and rapidly respond to changes in resources and requirements. During the past three fiscal years, we performed at least 80% of our total annual billable hours at our offshore global delivery centers. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around-the-clock, world-class execution capabilities that span multiple time zones.

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

We have adapted and incorporated modern techniques designed to accelerate the speed of development into GIP, including rapid prototyping, agile development and eXtreme Programming. During the initial process-tailoring phase of an engagement, we work with the client to define the specific approach and tools that will be used for the engagement. This process-tailoring takes into consideration the client's business objectives, technology environment and currently-established development approach. We believe our innovative approach to adapting proven techniques into a custom process has been an important differentiator. For example, a large high-tech manufacturer engaged us to use our process-tailoring approach to design a common, standards-based development process for use by its own product development teams.

The backbone of GIP is our global delivery operations infrastructure. This infrastructure combines enabling tools and specialized teams that assist our project teams with important enabling services such as workforce planning, knowledge management, integrated process and program management and operational reporting and analysis.

Two important aspects of our global delivery model are innovation and continual improvement. A dedicated process group provides three important functions: they continually monitor, test and incorporate new approaches, techniques, tools and frameworks into GIP; they advise project teams, particularly during the process-tailoring phase; and they monitor and audit projects to ensure compliance. New and innovative ideas and approaches are broadly shared throughout the organization, selectively incorporated into GIP and deployed through training. Clients also contribute to innovation and improvement as their ideas and experiences are incorporated into our body of knowledge. We also seek regular informal and formal client feedback. Our global leadership and executive team regularly interacts with client leadership and each client is typically given a formal feedback survey on a quarterly basis. Client feedback is qualitatively and quantitatively analyzed and forms an important component of our teams' performance assessments and our continual improvement plans.

Sales and marketing

Our global sales, marketing and business development teams seek to develop strong relationships with managers and executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. As of March 31, 2009, we had 76 marketing and business development professionals, including sales managers, sales representatives, account managers, telemarketers, sales support personnel and marketing professionals.

The sales cycle for our services often includes initiating contact with a prospective client, understanding the prospective client's business challenges and opportunities, performing discovery or assessment activities, submitting proposals, providing client case studies and references and developing proofs-of-concept or solution prototypes. We organize our sales teams in strategic business units by geography and with professionals who have specialized industry knowledge. This industry focus enables our sales teams to better understand the prospective client's business and technology needs and to offer appropriate industry-focused solutions.

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

Account management.    We assign experienced account managers who build and regularly update detailed account development plans for each of our clients. These managers are responsible for developing strong working relationships across the client organization, working day-to-day with the client and our service delivery teams to understand and address the client's needs. Our account managers work closely with our clients to develop a detailed understanding of their business objectives and technology environments. We use this knowledge to identify and target additional consulting engagements and other outsourcing opportunities.

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

Clients and industry expertise

We market and provide our services primarily to companies in North America and Europe. For additional discussion regarding geographic information, see note 17 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2009 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. In the fiscal year ended March 31, 2009, 71% of our revenue came from clients who spent more than $5.0 million with us and 86% came from clients who spent more than $2.0 million with us. Our largest client, BT, accounted for 19% and 27% of our total revenue in the fiscal years ended March 31, 2009 and 2008, respectively. During the fiscal year ended March 31, 2009, Metavante Corporation and JPMorgan Chase Bank, N.A., also accounted for 13% and 10%, respectively, of our total revenue. For the fiscal year ended March 31, 2008, no other clients accounted for more than 10% of our revenue.

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

Competition

The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Ltd., Infosys Technologies Limited, Patni Computer Systems Limited, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture Ltd., Cap Gemini S.A., Computer Sciences Corporation, Deloitte Consulting LLP, IBM Global Services Consulting and Sapient Corporation

We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, as well as offshore IT service providers with facilities in less expensive geographies within India.

We believe that the principal competitive factors in our business include technical expertise and industry knowledge, a breadth of service offerings to provide one-stop solutions to clients, a well-developed recruiting, training and retention model, responsiveness to clients' business needs and quality of services. We believe that we compete favorably with respect to these factors. Many of our competitors, however, have significantly greater financial, technical and marketing resources and a greater number of IT professionals than we do. We cannot assure you that we will continue to compete favorably or that we will be successful in the face of increasing competition.

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

Performance management.    We have a sophisticated performance assessment process that evaluates team members and enables us to tailor individual development programs. Through this process, we assess performance levels, along with each team member's potential. We create and manage development plans, adjust compensation and promote team members based on these assessments.

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

Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2009, we experienced voluntary team member attrition at a rate of 22.9% and an involuntary attrition rate of 12.7%. We remain committed to improving and sustaining our voluntary attrition levels in-line with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

As of March 31, 2009, we had 3,764 team members worldwide. We also retain outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

Network and infrastructure

Our global IT infrastructure is designed to provide uninterrupted service to our clients. We use a secure, high-performance communications network to enable our clients' systems to connect seamlessly to each of our offshore global delivery centers. We provide flexibility for our clients to operate their engagements from any of our offshore global delivery centers by using mainstream network topologies, including site-to-site Virtual Private Networks, International Private Leased Circuits and MultiProtocol Label Switching. We also provide videoconferencing, voice conferencing and Voice over Internet Protocol capabilities to our global delivery teams and clients to enable clear and uninterrupted communication in our engagements, be it intra-company or with our clients.

We monitor our network performance on a 24x7 basis to ensure high levels of network availability and periodically upgrade our network to enhance and optimize network efficiency across all operating locations. We use leased telecommunication lines to provide redundant data and voice communication with our clients' facilities and among all of our facilities in Asia, the United States and the United Kingdom. We also maintain multiple sites across our global delivery centers in India and Sri Lanka as back-up centers to provide for continuity of infrastructure and resources in the case of natural disasters or other events that may cause a business interruption.

We have also implemented numerous security measures in our network to protect our and our clients' data, including multiple layers of anti-virus solutions, network intrusion detection, host intrusions detection and information monitoring. We are ISO 27001 certified and believe that we meet all of our clients' stringent security requirements for ongoing business with them.

Intellectual property

We believe that our continued success depends in part on the skills of our team members, the ability of our team members to continue to innovate and our intellectual property rights. We rely on a combination of copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our team members and consultants and we generally control access to and distribution of our proprietary information. These agreements generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark "Virtusa" in the United States, the European Community and India and have filed for registration of "Virtusa" in Sri Lanka. We also have a registered service mark in the United States, "Productization," which we use to describe our methodology and approach to delivery services. We have no issued patents.

Our business also involves the development of IT applications and other technology deliverables for our clients. Our clients usually own the intellectual property in the software applications we develop for them. We generally implement safeguards designed to protect our clients' intellectual property in accordance with their needs and specifications. Our means of protecting our and our clients' proprietary rights, however, may not be adequate. Despite our efforts, we may be unable to prevent or deter infringement or other unauthorized use of our and our clients' intellectual property. Legal protections afford only limited protection for intellectual property rights and the laws of India and Sri Lanka do not protect intellectual property rights to the same extent as those in the United States and the United Kingdom. Time-consuming and expensive litigation may be necessary in the future to enforce these intellectual property rights.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 17 to our consolidated financial statements for the fiscal year ended March 31, 2009 contained in this Annual Report.

For information regarding risks and dependencies associated with foreign operations, see our risk factors listed in "Item 1A. Risk Factors" contained in this Annual Report.

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

Item 1A.    Risk Factors.

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

Risks relating to our business

Our revenue is highly dependent on a small number of clients and the loss of, or material reduction in, revenue from any one of our major clients could significantly harm our results of operations and financial condition.

We have historically earned, and believe that over the next few years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 54%, 54% and 49% of our revenue in our fiscal years ended March 31, 2009, 2008 and 2007, respectively, from our top five clients during those periods. For the fiscal year ended March 31, 2009, BT, Metavante Corporation and JPMorgan Chase Bank, N.A. accounted for 19%, 13% and 10% of our total revenue, respectively. In addition, during the fiscal years ended March 31, 2009 and 2008, 95% and 96% of our revenue, respectively, came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in revenue from, any one of our major clients could materially reduce our total revenue or delay our recognition of revenue, harm our reputation in the industry and/or reduce our ability to accurately predict cash flow. The loss of or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients or the acquisition of a client. For instance, Metavante Corporation, one of our largest clients, recently announced that it has agreed to be acquired by Fidelity National Information Services, Inc., or FIS. We can make no assurance that, if the transaction closes, FIS will continue to purchase our services, or if continued, at the same or comparable levels as in previous years. Further, the loss of, or material reduction in revenue from, any one of our major clients has required, and could in the future require, us to initiate involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future. We may not be able to maintain our client relationships and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, we and BT have amended our commercial agreement from time to time to reflect agreed upon changes to terms and conditions, some of which changes may have reduced the economic benefit to us of the agreement. There can be no assurance that the agreement will not be terminated or further amended prior to the end of its term, or that the depreciation of the U.K. pound sterling against the U.S. dollar will not reduce the aggregate size of the minimum commitment which is set forth in the agreement, when translated into U.S. dollars.

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

For our fiscal year ended March 31, 2009, we derived substantially all of our revenue from clients located in the United States and the United Kingdom, as well as clients concentrated in certain industries. During the fiscal year ended March 31, 2009, we generated 72% of our revenue from clients in the United States and 26% of our revenue from clients in the United Kingdom. In addition, in our fiscal year ended March 31, 2009, we derived substantially all of our revenue from three industries: BFSI, communications and technology, and media and information. During our fiscal year ended March 31, 2009, we earned approximately 44% of our revenue from BFSI clients and our revenue from this industry vertical grew by approximately 22% from the prior fiscal year. Any significant decrease in the growth of the BFSI industries, significant consolidation in these industries or decrease in growth or consolidation in other industry verticals on which we focus, could materially reduce the demand for our services and negatively affect our revenue and profitability. In particular, the BFSI industries have recently experienced substantial losses relating to market conditions and economic downturn which have also resulted in the consolidation of several large companies in BFSI. If economic conditions continue to weaken or slow, particularly in the United States, the United Kingdom or any of the geographies or industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these geographic locations or industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

A significant or prolonged economic downturn in the IT services industry, or industries in which we focus, may result in our clients reducing or postponing spending on the services we offer.

Our revenue is dependent on our entering into large contracts for our services with a limited number of clients each year. As we are not the exclusive IT service provider for our clients, the volume of work that we perform for any specific client is likely to vary from year to year. There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our client contracts. For instance, if economic conditions continue to weaken or deteriorate in the IT services industry or in any industry in which we focus, our clients may reduce or postpone their IT spending significantly which may, in turn, lower the demand for our services and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, clients may change their outsourcing strategy by performing more work in-house or replacing their existing software with packaged software supported by the licensor. The loss of, or any significant decline in business from, one or more of our major clients likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these clients could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

Our quarterly financial position, revenue, operating results and profitability are challenging to predict and may vary from quarter to quarter, which could cause our share price to decline significantly.

Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

  •
  unanticipated contract or project terminations; or reductions in scope or size of IT engagements

  •
  the continuing financial stability and growth prospects of our clients

  •
  general economic conditions

  •
  the number, timing, scope and contractual terms of IT projects in which we are engaged

  •
  delays in project commencement or staffing delays due to immigration issues or assignment of appropriately skilled or experienced personnel

  •
  the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project

  •
  changes in pricing in response to client demand and competitive pressures

  •
  the mix of onsite and offshore staffing

  •
  the mix of leadership and senior technical resources to junior engineering resources staffed on each project

  •
  unexpected changes in the utilization rate of our IT professionals

  •
  seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

  •
  the ratio of fixed-price contracts to time-and-materials contracts in process

  •
  employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

  •
  our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

  •
  one-time, non-recurring projects

As a result, our revenue and our operating results for a particular period are challenging to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also challenging to predict because we derive a substantial portion of our revenue from fees for services generated from short-term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to personnel and facilities, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:

  •
  a client's decision not to pursue a new project or proceed to succeeding stages of a current project

  •
  the completion during a quarter of several major client projects could require us to pay underutilized team members in subsequent periods

  •
  adverse business decisions of our clients regarding the use of our services

  •
  our inability to transition team members quickly from completed projects to new engagements

  •
  our inability to manage costs, including personnel, infrastructure, facility and support services costs

  •
  exchange rate fluctuations

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

We have operations primarily in India, Sri Lanka and the United Kingdom and we serve clients across North America, Europe, the Middle East and Asia. For the fiscal years ended March 31, 2009, 2008 and 2007, revenue generated outside of the United States accounted for 28%, 31% and 26% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United

Kingdom and the Netherlands. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

  •
  significant currency fluctuations between the U.S. dollar and the currencies in which we conduct transactions, including most significantly, the U.K. pound sterling (in which our revenue is principally denominated) and the Indian and Sri Lankan rupees (in which a significant portion of our costs are denominated)

  •
  potentially adverse tax consequences, such as challenges to our transfer pricing arrangements, resulting in additional taxes owed by us or double taxation, challenges to our tax holidays by authorities in the countries in which we operate, potential tariffs and other trade barriers

  •
  difficulties in staffing, managing and supporting operations in multiple countries

  •
  potential fluctuation or decline in foreign economies

  •
  unexpected changes in regulatory requirements

  •
  legal uncertainty owing to the overlap of different legal regimes and problems in asserting contractual or other rights across international borders, including compliance with local laws of which we may be unaware

  •
  government currency control and restrictions on repatriation of earnings

  •
  the burden and expense of complying with the laws and regulations of various jurisdictions

  •
  domestic and international economic or political changes, hostilities, terrorist attacks and other acts of violence or war

  •
  earthquakes, tsunamis and other natural disasters in regions where we currently operate or may operate in the future

Negative developments in any of these areas in one or more countries could result in a reduction in revenue or demand for our services, the cancellation or delay of client contracts, business interruption, threats to our intellectual property, difficulty in collecting receivables and a higher cost of doing business, including higher taxes, any of which could negatively affect our business, financial condition or results of operations.

Currency exchange rate fluctuations may negatively affect our operating results.

The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in recent periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. During the fiscal year ended March 31, 2009, the U.S. dollar has strengthened materially against the U.K. pound sterling which has had, and may continue to have, a materially negative impact on our revenue generated in the U.K. pound sterling, as well as our operating income and net income. Any continued appreciation of the U.S. dollar against the U.K. pound sterling is likely to have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect a significant portion of our expenses, including personnel costs, as well as capital and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling, could have a material adverse effect on our cost of services, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition and results of operations. Although we have adopted an eight quarter cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected. Furthermore, we are exposed to foreign currency volatility related to the Canadian dollar, the euro, and Sri Lankan rupee which are not currently hedged. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

The IT services market is highly competitive and our competitors may have advantages that may allow them to compete more effectively than we do to secure client contracts and attract skilled IT professionals.

The IT services market in which we operate includes a large number of participants and is highly competitive. Our primary competitors include offshore IT outsourcing firms and consulting and systems integration firms.

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

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent periods, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While we do not currently require access to credit markets to finance our operations, these economic developments affect our clients in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our clients to obtain financing for their operations and could result in decreased global IT spending which, in turn, could result in delays, reductions in, or cancellation of engagements for our services. Regional and global economic weakness and uncertainty have also resulted in some companies reassessing their spending for technology and IT related projects and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. As a result of the worldwide economic slowdown, it is extremely difficult for us to forecast future revenue growth based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated level of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

Our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. If we cannot hire and retain such additional qualified personnel, our ability to obtain, manage and staff new projects and to expand, manage and staff existing projects, may be impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year 2009, our voluntary attrition rate was 22.9%. There is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. We and the industry in which we operate generally experience high employee attrition and, we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals could have a material adverse effect on our business, operating results and financial condition.

We are investing substantial cash in new facilities and our profitability could be reduced if our business does not grow proportionately.

We have spent $13.7 million through March 31, 2009 and currently plan to spend approximately $9.0 million over the next two fiscal years ending March 31, 2011, in connection with the construction and build-out of a facility on our campus in Hyderabad, India. We also intend to make increased investments in our existing global delivery centers in Chennai, India and Colombo, Sri Lanka. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such investment may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability will be reduced.

We may lose revenue if our clients terminate, reduce, or delay their contracts with us.

Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Many of our contracts for services have terms of less than 12 months and permit our clients to terminate or reduce our engagements on prior written notice of 90 days or less for convenience, and without termination-related penalties. Further, many large client projects typically involve multiple independently defined stages, and clients may choose not to retain us for additional stages of a project or cancel or delay their start dates. These terminations, reductions, cancellations or delays could result from factors unrelated to our work product or the progress of the project, including:

  •
  client financial difficulties or general or industry specific economic downturns

  •
  a change in a client's strategic priorities, resulting in a reduced level of IT spending

  •
  a client's demand for price reductions

  •
  a change in a client's outsourcing strategy that shifts work to in-house IT departments or to our competitors

  •
  consolidation by or among clients or an acquisition of a client

  •
  replacement by our client of existing software to packaged software supported by licensors

If our contracts were terminated early, materially delayed or reduced in size or scope, our business and operating results could be materially harmed and the value of our common stock could be impaired. Unexpected terminations, reductions, cancellation or delays in our client engagements could also result in increased operating expenses as we transition our team members to other engagements.

We may not be able to continue to maintain or increase the profitability, and growth rates of previous fiscal years

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

Our profit margin is largely a function of the rates we are able to charge for our services and the utilization rate of our IT professionals. The rates we are able to charge for our services are affected by a number of factors, including:

  •
  our clients' perception of our ability to add value through our services

  •
  the introduction of new services or products by us or our competitors

  •
  the size and/or duration of the engagement

  •
  the pricing policies of our competitors

  •
  general economic conditions

A number of factors affect our utilization rate, including:

  •
  our ability to transition team members quickly from completed or terminated projects to new engagements

  •
  our ability to maintain continuity of existing resources on existing projects

  •
  our ability to obtain visas or applicable work permits for offshore personnel to commence projects at a client site for new or existing engagements

  •
  the amount of time spent by our team members on non-billable training activities

  •
  our ability to maintain resources who are appropriately skilled for specific projects

  •
  our ability to forecast demand for our services and thereby maintain an appropriate number of team members

  •
  our ability to manage team member attrition

  •
  seasonal trends, primarily our hiring cycle, holidays and vacations

  •
  the number of campus hires

If we are not able to maintain the rates we charge for our services or maintain an appropriate utilization rate for our IT professionals, our revenue will decline, our costs will increase and we will not be able to sustain our profit margin, any of which will have a material adverse effect on our profitability.

We may face damage to our professional reputation if our services do not meet our clients' expectations.

Many of our projects involve technology applications or systems that are critical to the operations of our clients' businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. If a client is not satisfied with our services or products, including those of subcontractors we employ, our business may suffer. Moreover, if we fail to meet our contractual obligations, our clients may terminate their contracts and we could face legal liabilities and increased costs, including warranty claims against us. Any failure in a client's project could result in a claim for substantial damages, our inability to recognize all or some of the revenue for the client project, non-payment of outstanding invoices, loss of future business with such client and increased costs due to non-billable time of our resources dedicated to address any performance or client satisfaction issues, regardless of our responsibility for such failure.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States, the United Kingdom, or other countries, which could result in lost revenue and delays in client engagements and otherwise adversely affect our ability to meet our growth and revenue projections.

The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits. In recent years, the United States has increased the level of scrutiny in granting H-1B, L-1 and ordinary business visas. The H-1B visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1B visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1B visa extensions after the six-year period may be available. In addition, there are strict labor regulations associated with the H-1B visa classification. Larger users of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1B classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits. We are users of the H-1B visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients.

We also regularly transfer employees from India and Sri Lanka to the United States to work on projects and at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved "Blanket L Program," under which the corporate relationships of our transferring and receiving entities have been pre-approved by the United States Citizenship and Immigration Services, or CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and CIS, which adjudicates petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category. As a result, the rate of refusals of initial L-1 petitions and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances. Our inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

In response to terrorist attacks and global unrest, U.S. and U.K. immigration authorities, as well as other countries, have not only increased the level of scrutiny in granting visas, but have also introduced new security procedures, which include extensive background checks, personal interviews and the use of biometrics, as conditions to granting visas and work permits. A number of European countries are considering changes in immigration policies as well. The inability of key project personnel to obtain necessary visas or work permits could delay or prevent our fulfillment of client projects, which could hamper our growth and cause our revenue to decline. These restrictions and additional procedures may delay, or even prevent the issuance of a visa or work permit to our IT professionals and affect our ability to staff projects in a timely manner. Any delays in staffing a project can result in project postponement, delays or cancellation, which could result in lost revenue and decreased profitability and have a material adverse effect on our business, revenue, profitability and utilization rates.

Immigration laws in countries in which we seek to obtain visas or work permits may require us to meet certain other legal requirements as conditions to obtaining or maintaining entry visas. These immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. For instance, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced growth. The United Kingdom requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) to obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nationals from countries such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but need to obtain a worker registration within 30 days of arrival. On November 27, 2008 the United Kingdom changed its immigration practices and introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom, can demonstrate that the employee can accumulate 50 points based on attributes, which include academic qualifications, intended salary and other factors plus 10 points for English language (not necessary where the employee is an intra company transferee) and 10 points for maintenance. Where the employee has not worked for a Virtusa group company outside the United Kingdom for at least 6 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by an European Economic Area national. While we are an A-rated sponsor and have been able to obtain certificates of sponsorship to satisfy our demand for transfers to the United Kingdom, we can make no assurance that we can continue to do so.

Further, we cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our personnel. Our reliance on work visas and work permits for a significant number of our IT professionals makes us particularly vulnerable to such changes and variations, particularly in the United States and Europe, because these immigration and legislative changes affect our ability to staff projects with IT professionals who are not citizens of the country where the onsite work is to be performed. We may not be able to obtain a sufficient number of visas for our IT professionals or may encounter delays or additional costs in obtaining or maintaining such visas. To the extent we experience delays due to such immigration restrictions, we may encounter client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

Proposed changes in U.S. immigration law, if approved into law, may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

Recently, due to the economic downturn in the U.S. economy and globally, and significant job losses in the United States and other factors, legislators in the United States have discussed comprehensive immigration reform which they are targeting for passage late in 2009. While the comprehensive immigration reform legislation focuses primarily on the millions of illegal immigrants in the United States, there is speculation that it may include some content regarding H-1(B) and L-1 visas as described in the recently proposed legislation. The potential risks and impact to our business if some or all of the proposed immigration legislation relating to use of H-1 (B) and L-1 visas is approved include:

  •
  Reduced ability to bring in Level 1 foreign workers on L-1 or H-1(B) visas

  •
  Increased scrutiny and requests for proof of eligibility on the use of L-1 and H-1(B) visas, including a requirement to pay prevailing wages for L-1 visa holders from the first day of transfer

  •
  Elimination of a company's ability to pay the living expenses of an L-1 visa holder on a tax free basis

  •
  Increased oversight by the Department of Labor (DOL) over issuance, use and administration of L-1 visas, just as the Department of Labor currently oversees H-1(B) visas

In addition new legislation may restrict companies with more than 50% of the U.S. based work force comprised of employees with an L-1 or H-1(B) visa from filing additional visa petitions, including visa petitions for H-1(B) or L-1 visas. Finally, the new legislation being discussed may require companies seeking H-1(B) and L-1 visas to undertake a good faith recruitment process to prove that there is no displacement of U.S. workers.

If some or all of the legislation discussed above were passed into law, we may not be able to apply for, or obtain necessary visas or work permits for key offshore personnel or other offshore resources needed for onsite assignments. Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing. Any inability to obtain, or extended delays in obtaining, these visas could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources rather using existing offshore resources to staff onsite engagements. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins then could be materially and adversely affected. Finally, if the legislation requires additional "good faith" recruiting processes to occur locally before applying for H-1(B) visas, our costs of hiring could increase, as well as our ability to staff appropriately skilled resources on client projects could be restricted or substantially delayed. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We may finance future transactions through debt financing, the issuance of our equity securities, existing cash, cash equivalents or investments or a combination of the foregoing. Acquisitions financed with the issuance of our equity securities could be dilutive, which could affect the market price of our stock. Acquisitions financed with debt could require us to dedicate a substantial portion of our cash flow to principal and interest payments and could subject us to restrictive covenants. Acquisitions financed with our own cash could deplete the cash and working capital available to adequately fund our operations. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. It is possible that we may not identify suitable acquisition, strategic investment or partnership or alliance candidates. Our inability to identify suitable acquisition targets, strategic investments, partners or alliances, or our inability to complete such transactions, may negatively affect our competitiveness and growth prospects. Moreover, if we fail to properly evaluate acquisitions, alliances or investments, we may not achieve the anticipated benefits of any such transaction and we may incur costs in excess of what we anticipate.

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

Additionally, an increasing portion of our revenue is obtained from fixed price arrangements with our clients. Payment of our fees on fixed-price contracts is based on our ability to provide deliverables on certain dates or meet certain defined milestones. Our failure to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines, or otherwise meet a client's expectations, may result in our having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which the milestone is met.

The loss of key members of our senior management team may prevent us from executing our business strategy.

Our future success depends to a significant extent on the continued service and performance of key members of our senior management team. Our growth and success depends to a significant extent on our ability to retain Kris Canekeratne, our chief executive officer, who is a founder of our company and has led the growth, operation, culture and strategic direction of our business since its inception. The loss of his services or the services of other key members of our senior management could seriously harm our ability to execute our business strategy. Although we have entered into agreements with certain of our executive officers providing for severance and change in control benefits to them, each of our executive officers or other key employees could terminate employment with us at any time. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. We do not maintain key man life insurance on any of our team members other than Kris Canekeratne.

Unexpected costs or delays could make our contracts unprofitable.

An increasing percentage of our client engagements represent fixed price engagements. When making proposals for engagements, especially our fixed price engagements, we estimate the costs and timing for completion of the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies, staffing of resources, complexities of the engagement and costs. The profitability of our engagements, and in particular our fixed-price contracts, are adversely affected by our ability to accurately estimate effort and resources needed to complete the project, increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, which could make these contracts less profitable or unprofitable. If we underestimate effort and resources required to complete a project and cannot recoup additional costs from our client, or if we endure additional costs or delays, and cannot complete the project, our utilization rates may lower as we remediate project issues, our profit from these engagements may be adversely affected and we may be subject to litigation claims.

Regulatory compliance may divert our attention from the day-to-day management of our business.

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

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In addition, the laws, regulations and standards regarding corporate governance may make it more difficult for us to obtain director and officer liability insurance. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with their performance of duties. As a result, we may face difficulties attracting and retaining qualified board members and executive officers, which could harm our business. If we fail to comply with new or changed laws, regulations or standards of corporate governance, our business and reputation may be harmed.

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

We depend upon third parties to provide a high speed network of active voice and data communications 24 hours per day and various satellite and optical links between our global delivery centers and our clients. Consequently, the occurrence of a natural disaster or other unanticipated problems with the equipment or at the facilities of these third-party providers could result in unanticipated interruptions in the delivery of our services. For example, we may not be able to maintain active voice and data communications between our global delivery centers and our clients' sites at all times due to disruptions in these networks, system failures or virus attacks. Any significant loss in our ability to communicate or any impediments to any IT professional's ability to provide services to our clients could result in a disruption to our business, which could hinder our performance or our ability to complete client projects in a timely manner. This, in turn, could lead to substantial liability to our clients, client dissatisfaction, loss of revenue and a material adverse effect on our business, our operating results and financial condition. We cannot assure you that our business interruption insurance will adequately compensate our clients or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose clients.

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

We have entered in the past, and may in the future enter, into contracts that contain restrictions or penalty provisions that, if triggered, may adversely affect our operating results. For instance, some of our client contracts provide that, during the term of the contract and for a certain period thereafter ranging from six to 12 months, we may not use the same personnel to provide similar services to any of the client's competitors. This restriction may hamper our ability to compete for and provide services to clients in the same industry. In addition, some contracts contain provisions that would require us to pay penalties to our clients if we do not meet pre-agreed service level requirements. If any of the foregoing were to occur, our future revenue and profitability under these contracts could be materially harmed.

Negative public perception in the United States and the United Kingdom regarding offshore IT service providers and proposed legislation may adversely affect demand for our services.

We have based our growth strategy on certain assumptions regarding our industry, services and future demand in the market for such services. However, the trend to outsource IT services may not continue and could reverse. Offshore outsourcing is a politically sensitive topic in the United States and the United Kingdom. For example, recently many organizations and public figures in the United States and the United Kingdom have publicly expressed concern about a perceived association between offshore outsourcing providers and the loss of jobs in their home countries. In addition, there has been recent publicity about the negative experience of certain companies that use offshore outsourcing, particularly in India. Current or prospective clients may elect to perform such services themselves or may be discouraged from transferring these services from onshore to offshore providers to avoid negative perceptions that may be associated with using an offshore provider. Any slowdown or reversal of existing industry trends towards offshore outsourcing would seriously harm our ability to compete effectively with competitors that operate out of facilities located in the United States or the United Kingdom.

Legislation in the United States or the United Kingdom may be enacted that is intended to discourage or restrict outsourcing. In the United States, a variety of federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. We do not currently have any contracts with U.S. federal or state government entities. However, there can be no assurance that these restrictions will not extend to or be adopted by private companies, including our clients, or that we will not enter into government related contracts in the future. Recent legislation introduced in the United Kingdom would restrict or discourage companies from outsourcing their services, including IT services. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States or the United Kingdom may adversely affect our ability to do business in the United States or in the United Kingdom, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our services may infringe on the intellectual property rights of others, which may subject us to legal liability, harm our reputation, prevent us from offering some services to our clients or distract management.

We cannot be sure that our services or the deliverables that we develop and create for our clients do not infringe on the intellectual property rights of third parties and infringement claims may be asserted against us or our clients. These claims may harm our reputation, distract management, increase costs and prevent us from offering some services to our clients. Historically, we have generally agreed to indemnify our clients for all expenses and liabilities resulting from infringement of intellectual property rights of third parties based on the services and deliverables that we have performed and provided to our clients. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. In addition, as a result of intellectual property litigation, we may be required to stop selling, incorporating or using products that use or incorporate the infringed intellectual property. We may be required to obtain a license or pay a royalty to make, sell or use the relevant technology from the owner of the infringed intellectual property. Such licenses or royalties may not be available on commercially reasonable terms, or at all. We may also be required to redesign our services or change our methodologies so as not to use the infringed intellectual property, which may not be technically or commercially feasible and may cause us to expend significant resources. Subject to certain limitations, under our indemnification obligations to our clients, we may also have to provide refunds to our clients to the extent that we must require them to cease using an infringing deliverable if we are unable to provide a work around or acquire a license to permit use of the infringing deliverable that we had provided to them as part of a service engagement. If we are obligated to make any such refunds or dedicate time to provide alternatives or acquire a license to the infringing intellectual property, our business and financial condition could be materially adversely affected.

Any claims or litigation involving intellectual property, whether we ultimately win or lose, could be extremely time-consuming, costly and injure our reputation.

As the number of patents, copyrights and other intellectual property rights in our industry increases, we believe that companies in our industry will face more frequent infringement claims. Defending against these claims, even if the claims have no merit, may not be covered by or could exceed the protection offered by our insurance and could divert management's attention and resources from operating our company.

We may face liability if we inappropriately disclose confidential client information.

In the course of providing services to our clients, we may have access to confidential client information. We are bound by certain agreements to use and disclose this information in a manner consistent with the privacy standards under regulations applicable to our clients. Although these privacy standards may not apply directly to us, if any person, including a team member of ours, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, we may have substantial liabilities to our clients or our clients' customers. In addition, in the event of any breach or alleged breach of our confidentiality agreements with our clients, these clients may terminate their engagements with us or sue us for breach of contract, resulting in the associated loss of revenue and increased costs. We may also be subject to civil or criminal liability if we are deemed to have violated applicable regulations. We cannot assure you that we will adequately address the risks created by the regulations to which we may be contractually obligated to abide.

We may not be able to obtain, develop or implement new systems, infrastructure, procedures and controls that are required to support our operations, maintain cost controls, market our services and manage our relationships with our clients.

To manage our operations effectively, we must continue to maintain and may need to enhance, our IT infrastructure, financial and accounting systems and controls and manage expanded operations in several locations. We also must attract, integrate, train and retain qualified personnel, especially in the areas of accounting, internal audit and financial disclosure. Further, we will need to manage our relationships with various clients, vendors and other third parties. We may not be able to develop and implement, on a timely basis, if at all, the systems, infrastructure procedures and controls required to support our operations. Additionally some factors, like changes in immigration laws or visa processing restrictions that limit our ability to engage offshore resources at client locations in the United States, the United Kingdom or other countries, are outside of our control, including our financial, operational and communication systems, processes and controls. Our future operating results will also depend on our ability to develop and maintain a successful sales organization. If we are unable to manage our operations effectively, our operating results could fluctuate from quarter to quarter and our financial condition could be materially adversely affected.

Due to our current inability to sell certain of our Auction-Rate Securities ("ARS"), the securities may experience additional declines in value, and funds associated with the securities may be inaccessible in excess of 12 months, which could adversely affect the value and liquidity of our assets.

Our marketable securities portfolio at March 31, 2009 included ARS investments with a par value of $7.7 million from various issuers collateralized by student loans and municipal debt. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. At the end of each reset period, investors can sell or continue to hold the securities at par. During February, 2008, certain ARS investments that we held experienced failed auctions that limited the liquidity of these investments. Due to our inability to sell these securities at auction since February, 2008, on November 10, 2008, we accepted an offer from UBS AG ("UBS"), one of our investment brokers through whom we purchased $6.7 million of our ARS, that grants us the right to sell our ARS back to UBS, at par value, at any time during a two-year period beginning June 30, 2010 (the "Put Option"). We may be unable to liquidate our ARS securities, and there is no guarantee UBS will be able to redeem the Put Option on or after June 30, 2010.

Our results of operations and business may be adversely affected investigations conducted by the Wage and Hour Division of the U.S. Department of Labor.

There are strict labor regulations associated with the H-1B visa classification. Larger employers of the H-1B visa program are often subject to investigations by the Wage and Hour Division of the U.S. Department of Labor. In October 2008, the Department of Labor commenced an investigation to determine if we have complied with the elements of the Labor Condition Application(s) (ETA Form 9035) to hire certain H-1B non-immigrant workers. We believe the Department of Labors' primary focus was on whether our team members with H-1B renewals were paid at the appropriate pay level. We cannot provide any assurance that the Department of Labor will not initiate other investigations regarding our employment and immigration practices in the future. An adverse finding by the U.S. Department of Labor may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1B program and other immigration benefits, which could materially harm our business and results of operations.

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

Since 1991, successive Indian governments have pursued policies of economic liberalization, including significantly relaxing restrictions on foreign direct investment into India with repatriation benefits. Nevertheless, the roles of the Indian central and state governments in the Indian economy as producers, consumers and regulators have remained significant. The rate of economic liberalization could change and specific laws and policies affecting software companies, foreign investment, currency exchange and other matters affecting investment in our securities could change as well. A significant change in India's economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular, if new restrictions on the private sector are introduced or if existing restrictions are increased.

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

Regional conflicts or terrorist attacks and other acts of violence or war in India, Sri Lanka, the United States, the United Kingdom or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. Since May 1999, military confrontations between India and Pakistan have occurred in Kashmir. Also, there have been military hostilities and civil unrest in Iraq. Terrorist attacks, such as the ones that occurred in New York and Washington, D.C., on September 11, 2001, New Delhi on December 13, 2001, Bali on October 12, 2002, London on July 7, 2005, Mumbai on November 26, 2008, civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, the United Kingdom or other countries, may adversely affect U.S., U.K. and worldwide financial markets. Prospective clients may wish to visit several of our facilities, including our global delivery centers in India and Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services. In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and conflicts within Sri Lanka could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

Recently, the Sri Lankan government has made substantial military gains in the ethnic conflict against the Tamil Tigers in Sri Lanka. The many years of the ethnic conflict have substantially affected the political and economic climate of Sri Lanka. With the military conflict now ending, the Sri Lankan economy may benefit from increased tourism, foreign investment and overall political stability. With economic growth and stability, the Sri Lankan currency may appreciate and there may be increased diversification in job opportunities for the Sri Lankan workforce. If the Sri Lankan rupee appreciates, our costs of operations may increase. In addition, if the Sri Lankan labor pool gains a growing number of alternatives due to an expanding and diversifying local economy, we may encounter increased competition and costs in recruiting, hiring and retaining qualified resources, each of which could have a negative impact on our costs of revenue and margins.

Our net income may decrease if the governments of the United Kingdom, the United States, India or Sri Lanka adjust the amount of our taxable income by challenging our transfer pricing policies.

Our subsidiaries conduct intercompany transactions among themselves and with the U.S. parent company on an arm's-length basis in accordance with U.S. and local country transfer pricing regulations. The jurisdictions in which we pay income taxes could challenge our determination of arm's-length profit and issue tax assessments. Although the United States has income tax treaties with all countries in which we have operations, the costs to appeal any such tax assessment and potential interest and penalties could decrease our earnings and cash flows.

The Indian taxing authorities issued an assessment order with respect to their examination of our tax returns for the fiscal years ended March 31, 2004 and March 31, 2005 of our Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue in each assessment were several matters, the most significant of which was the re-determination of the arm's-length profit related to intercompany transactions. We are contesting both assessments and have filed, or intend to file, appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority.

Our net income may decrease if the governments of India or Sri Lanka reduce or withdraw tax benefits and other incentives provided to us or levy new taxes.

Virtusa India is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad. Substantially all of the earnings of both STPs qualify as tax-exempt export profits. These holidays will be completely phased out by March 2010, and at that time any profits would be fully taxable at the Indian statutory rate, which is currently 34%. Although we believe we have complied with and are eligible for the STP holiday, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level resulting in an overall increase in our effective tax rate. We have located a portion of our Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. In particular, we are continuing our construction of a facility on a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. In addition, we have leased space and operate on a SEZ designated location in Chennai, India. Although our profits from the SEZ operations would be eligible for certain income tax exemptions for a period up to 15 years, we may not be able to take full advantage of the tax holidays in each SEZ if we are not able to migrate our operations, including the hiring of IT professionals, into the SEZ facilities and there is no guarantee that we will secure SEZ status for any other future locations in India. Additionally, the government of India may deem us ineligible for a SEZ holiday or make adjustments to the transfer pricing profit levels resulting in an overall increase in our effective tax rate.

In addition, our Sri Lankan subsidiary, Virtusa Private Ltd., or Virtusa SL, was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated multiple extensions of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria. Our inability to meet the agreed upon timetable for new job creation and investment would jeopardize the benefits of the holiday arrangement.

Fringe Benefit Tax legislation in India could harm our results of operations and ability to attract, hire and retain qualified personnel.

In May 2007, the Parliament of India enacted the Finance Act, 2007, which, among other things, imposes a fringe benefit tax at the applicable Indian tax rate (currently 34%) on certain stock compensation and equity awards paid or issued to team members of our Indian subsidiaries. Specifically, the fringe benefit tax, which is payable upon the exercise of such equity awards, is based on the fair market value of the equity award upon vesting. Because our potential tax liability is dependent on the fair market value of our common stock at the time of vesting of such equity awards, which could span over the next several years, and whether the equity awards are ultimately exercised, it is difficult to accurately forecast and could represent a significant liability and expense to us. We have decided to reduce the impact of this tax obligation on us, by passing the cost of the fringe benefit tax on to our team members from our Indian subsidiaries. However, such alternatives do not eliminate the negative impact of the tax liability on our statements of income and result in significant non-cash compensation expense, which impacts our gross margin, operating profit margin and net income and creates volatility in our income from operations from period to period. This transfer of cost could significantly decrease the desirability of these equity awards to these team members, which could harm our ability to attract, hire and retain qualified personnel. In addition, there is no guarantee that we will be able to collect all the costs back from our employees.

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

Any changes in U.S. corporate income tax law to impose U.S. tax on untaxed foreign profits could result in a higher effective income tax rate for us and adversely impact net income.

Recently, tax law changes have been proposed in the United States to limit certain incentives for U.S. companies which invest and reinvest overseas. While the legislation being discussed does not currently seek to repeal the current tax exemption on permanently reinvested foreign profits, we can make no assurance that a more far reaching tax proposal impacting permanently reinvested foreign profits would not ultimately be enacted. If the current exemption for permanently reinvested foreign profits were to be repealed, it would have a negative impact on our effective tax rate and net income as we permanently reinvest certain of our profits in and through certain of our non-U.S. subsidiaries located in India and Sri Lanka where certain of such profits are not currently subject to tax under tax holidays in these countries.

Risks related to our common stock

Our common stock may become more volatile, especially given the recent global economic downturn and volatility in domestic and international stock markets.

Since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions regionally and globally causing extreme volatility in domestic and international stock markets. In particular, the NASDAQ Global Market, on which our common stock is traded, has experienced significant price and volume fluctuations that have negatively affected the market prices of equity securities of many technology companies. Since our initial public offering in August 2007, our stock has experienced volatility. For instance, the closing sale price of our common stock on the NASDAQ Global Market has ranged from $19.60 on November 13, 2007 to $4.21 on October 27, 2008. These fluctuations have often been unrelated or disproportionate to operating performance. In addition, there are many other factors that may cause the market price of our common stock to fluctuate, including:

  •
  actual or anticipated variations in our quarterly operating results or the quarterly financial results of companies perceived to be similar to us

  •
  deterioration and decline in general economic, industry and/or market conditions

  •
  announcements of technological innovations or new services by us or our competitors

  •
  changes in estimates of our financial results or recommendations by market analysts

  •
  announcements by us or our competitors of significant projects, contracts, acquisitions, strategic alliances or joint ventures

  •
  changes in our capital structure, such as future issuances of securities or the incurrence of additional debt

  •
  regulatory developments in the United States, the United Kingdom, Sri Lanka, India or other countries in which we operate or have clients

  •
  litigation involving our company, our general industry or both

  •
  additions or departures of key team members

  •
  investors' general perception of us

  •
  changes in the market valuations of other IT service providers

If any of the foregoing occurs or continues to occur, it could cause our stock price to fall and may expose us to securities class action litigation. Any securities class action litigation could result in substantial costs and the diversion of management's attention and resources. Many of these factors are beyond our control.

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

Our executive officers, directors and stockholders affiliated with our directors will beneficially own, in the aggregate, shares representing approximately 43.2% of our outstanding capital stock. Although we are not aware of any voting arrangements that are in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located in Westborough, Massachusetts, where we lease approximately 30,000 square feet. We also have sales and business development offices located in Windsor and London in the United Kingdom.

We have global delivery centers located in Hyderabad and Chennai, India and Colombo, Sri Lanka. We lease space at four facilities in Hyderabad, India, totaling approximately 151,605 square feet, and at two facilities in Chennai, India, totaling approximately 117,500 square feet. In Colombo, Sri Lanka, we lease space at two facilities totaling approximately 140,100 square feet, and have vacated 21,300 square feet which we are obligated to pay for until July 2009. Our leases vary in duration and term, have varying renewable terms and have expiration dates extending from 2008 to 2012. In addition, in March 2007, we entered into a 99-year lease, as amended in August 2007, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we are presently building a campus. We are in the process of constructing a facility on such campus which, when completed, will total approximately 340,000 square feet.

We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed, we will be able to obtain suitable additional facilities on commercially reasonable terms.

Item 3.    Legal Proceedings.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not currently expected to have a material adverse effect on our operating results, cash flows or consolidated financial position.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ Global Market on August 3, 2007 under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock for our fiscal years ended March 31, 2009 and March 31, 2008, respectively, as reported on the NASDAQ Global Market.

Fiscal 2008:	High	Low
Second quarter*	$15.99	$11.04
Third quarter	$19.97	$12.57
Fourth quarter	$17.07	$8.55
Fiscal 2009:
First quarter	$12.10	$8.74
Second quarter	$10.42	$5.00
Third quarter	$6.63	$4.00
Fourth quarter	$7.75	$5.00

*
Our common stock began trading on August 3, 2007.

As of May 26, 2009, there were approximately 24,746,321 shares of our common stock outstanding held by approximately 44 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on May 26, 2009 was $7.10 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. We intend to permanently reinvest our foreign earnings. Our line of credit with a bank could restrict our ability to declare or make any dividends or similar distributions.

Equity Compensation Plan Information

The following table provides information as of March 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have three equity compensation plans, each of which has been approved by our stockholders: (1) the Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, including the material features of plans not approved by our stockholders, please see note 10 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Options	Weighted Average Exercise Price of Awards or Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	2,349,481	$4.94	305,337	(2)(3)
Equity compensation plans that have been approved by security holders—stock appreciation rights(4)	112,886	$4.11	—	(2)
Equity compensation plans not approved by security holders(5)	458,959	$3.07	—

Total	2,921,326		305,337

(1)
Consists of the 2000 Plan and the 2007 Plan.

(2)
In the event that any stock option issued under the 2000 Plan or any stock appreciation right issued under the SAR Plan terminates without being exercised, the number of shares underlying such option or stock appreciation right becomes available for grant under the 2007 Plan. No further awards are authorized to be granted under the 2000 Plan or the SAR Plan.

(3)
Under the 2007 Plan, the number of shares reserved and available for issuance under the 2007 Plan is automatically increased each April 1 by 2.9% of the outstanding number of shares of common stock outstanding on the immediately preceding March 31 or such lower number of shares of common stock as determined by our board of directors.

(4)
Consists of the SAR Plan.

(5)
Consists of 458,959 shares issuable upon exercise of options granted to Mr. Danford Smith, our former President and Chief Operating Officer, and Mr. Martin Trust, a board member.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities(1)

Period:	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)(2)(3)	Remaining Dollar Value that May Yet Be Purchased Under Our Program ($)(2)(3)
August 2008	335,100	$7.54	335,100	$12,473,346
September 2008	121,619	7.18	121,619	11,600,360
October 2008	—	—	—	—
November 2008	284,404	4.79	284,404	10,238,065
December 2008	338,900	4.54	338,900	8,699,459
January 2009	—	—	—	—
February 2009	—	—	—	—
March 2009	259,800	5.77	259,800	7,198,245

Total	1,339,823	$5.82	1,339,823	$7,198,245

(1)
On July 28, 2008, our Board of Directors authorized a share repurchase program of up to $15 million of our common stock, expiring July 28, 2009. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. Our program may be extended, suspended or discontinued at any time by our Board of Directors.

(2)
The shares repurchased exclude an aggregate of 69,428 shares of our common stock purchased in the open market by a member of our Board of Directors for his direct account, and 122,366 shares purchased by such director on behalf of an entity over which he has investment control, during the period from August 4, 2008 to December 15, 2008 at prices ranging from $4.55 to $7.48 per share. We do not consider such director as an "affiliated purchaser" within the meaning of Rule 10b-18 of the Exchange Act of 1934.

(3)
The shares repurchased exclude 2,500 shares of our common stock purchased in the open market directly by a member of our Board of Directors and 2,500 shares purchased by such member on behalf of an entity where the director's spouse is the general partner, each purchase was made on November 3, 2008 at a price of $5.42 per share. We do not consider such board member as an "affiliated purchaser" within the meaning of Rule 10b-18 of the Exchange Act of 1934.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) On August 8, 2007, we completed our initial public offering (the "IPO") of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952). Such registration statement was declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million, after deducting underwriting discounts and commissions of approximately $4.3 million and offering fees and expenses of approximately $4.5 million, which includes legal, accounting and printing costs and various other fees associated with registration and listing of our common stock.

We have used and expect to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in Hyderabad, India, of which we have spent approximately $6.5 million in our fiscal year ended March 31, 2009 and plan to spend approximately $9.0 million during our fiscal years ending March 31, 2010 and 2011, respectively. The balance of the net proceeds will be used for working capital and other general corporate purposes, including to finance the investments in our global delivery centers in Chennai, India and Colombo, Sri Lanka, the hiring of additional personnel, sales and marketing activities, capital expenditures, the costs of operating as a public company and possible strategic alliances or acquisitions.

(b) On February 4, 2009, Silicon Valley Bank exercised a warrant, issued by us on February 27, 2002, for an aggregate of 5,724 shares of our common stock giving effect to a net exercise provision in the warrant. The 5,724 shares were issued based on the exercise price of $5.48 per share (at an aggregate consideration of $119,316 for the gross shares exercised) and a fair market value per share of $7.43 (or an aggregate fair market value of $161,847 for the gross shares exercised), based on the closing price of our common stock on the NASDAQ Global Market on February 4, 2009. We issued the 5,724 shares of our common stock under Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder).

(c) On April 9, 2008, we issued an aggregate of 6,285 shares of our common stock upon the exercise of a warrant issued to Silicon Valley Bank on April 9, 2001, giving effect to a net and automatic exercise provision in the warrant. The 6,285 shares were issued based on the exercise price of $5.48 per share (or an aggregate consideration of $85,224 for the gross shares exercised) and a fair market value per share of $9.19 (or an aggregate fair market value of $142,987 for the gross shares exercised), based on the closing price of our common stock on the NASDAQ Global Market on April 9, 2008. We issued the 6,285 shares of our common stock under Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder).

Item 6.    Selected Financial Data.

The selected historical financial data set forth below as of March 31, 2009 and 2008 and for the fiscal years ended March 31, 2009, 2008 and 2007 are derived from our financial statements, which have been audited by KPMG LLP, our independent registered public accounting firm, and which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of March 31, 2007, 2006 and 2005 and for the fiscal years ended March 31, 2006 and 2005 are derived from our financial statements which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statement of operations data

	Fiscal Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share amounts)
Revenue	$172,942	$165,198	$124,660	$76,935	$60,484
Costs of revenue	105,100	92,847	68,031	43,417	31,813

Gross profit	67,842	72,351	56,629	33,518	28,671
Operating expenses	57,864	52,972	42,478	32,925	27,838

Income from operations	9,978	19,379	14,151	593	833
Other income	2,888	3,249	1,209	1,564	376

Income before income tax expense (benefit)	12,866	22,628	15,360	2,157	1,209
Income tax expense (benefit)	809	4,857	(3,630)	176	99

Net income	$12,057	$17,771	$18,990	$1,981	$1,110

Net income per share of common stock
Basic	$0.53	$0.83	$1.09	$0.12	$0.07

Diluted	$0.50	$0.76	$1.03	$0.11	$0.06

Weighted average number of common shares outstanding
Basic	22,763,759	21,368,470	6,005,619	5,613,623	5,448,048
Diluted	24,136,716	23,282,663	18,351,161	17,361,219	17,116,473

Note:    The net income per share calculations for the fiscal years ended March 31, 2007, 2006 and 2005 give effect to the automatic conversion of the redeemable convertible preferred stock into 11,425,786 shares of common stock upon the closing of the IPO on August 8, 2007. The decrease in net income and earnings per share in the fiscal year ended March 31, 2008 from the fiscal year ended March 31, 2007 is due to a one-time income tax benefit of $5.0 million in fiscal year 2007 caused by the release of our deferred tax asset valuation allowance.

Consolidated balance sheet data

	As of March 31,
	2009	2008	2007	2006	2005
	(In thousands)
Cash and cash equivalents	$55,698	$41,047	$45,079	$30,237	$28,406
Working capital	94,823	108,808	65,765	41,696	35,436
Total assets	187,023	180,770	99,319	58,719	50,085
Redeemable convertible preferred stock	—	—	60,862	60,814	60,758
Total stockholders' equity (deficit)	152,586	155,834	19,259	(13,610)	(17,899)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At March 31, 2009, we had 3,764 employees, or team members, and for the fiscal year ended March 31, 2009, we had revenue of $172.9 million and income from operations of $10.0 million. In our fiscal year ended March 31, 2009, our revenue increased 5% to $172.9 million compared to $165.2 million in our fiscal year ended March 31, 2008. Net income decreased by $5.7 million to $12.1 million in our fiscal year ended March 31, 2009, as compared to $17.8 million in our fiscal year ended March 31, 2008.

The key drivers of our revenue growth in our fiscal year ended March 31, 2009 were as follows:

  •
  greater penetration of the North American market, where we experienced revenue growth of 10% in our fiscal year ended March 31, 2009 as compared to our fiscal year ended March 31, 2008

  •
  strong performance of our BFSI industry vertical, which had fiscal year-over-year growth of 22%, and our media and information and other industry vertical which had fiscal year-over-year growth of approximately 13%

  •
  increased penetration at existing clients

The key drivers of our decrease in net income in our fiscal year ended March 31, 2009 were as follows:

  •
  lower revenue contribution from our largest client

  •
  lower utilization and increased costs of revenue, particularly in the first half of the fiscal year ended March 31, 2009

  •
  substantial depreciation of the U.K. pound sterling against the U.S. dollar

High repeat business and client concentration is common in our industry. During our fiscal year ended March 31, 2009, 95% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base, and over time, reduce client concentration.

Our European revenue decreased to $44.4 million, or 26% of total revenue, from $51.1 million, or 31% of total revenue for the fiscal years ended March 31, 2009 and March 31, 2008, respectively. The primary reasons for the decline in European revenue were due to lower revenue contribution by our largest client and substantial depreciation of the U.K. pound sterling against the U.S. dollar.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 26%, 21%, and 14% of total revenue for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The increased revenue earned from fixed-price contracts reflects our clients' preferences.

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2009, our voluntary attrition rate was 22.9%, while our involuntary attrition rate was 12.7%. If our attrition rate increases and is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

In our fiscal year ended March 31, 2008, we initiated a hedging strategy using forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. Since inception, the hedging programs have been effective at minimizing the impact from fluctuations in local currencies on operating results. However, there is no assurance that these hedging programs will continue to be effective.

We continually monitor and manage a number of operating metrics to ensure quality and reduce volatility in our earnings, including:

  •
  Days sales outstanding, or DSO, is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. DSO was 70 days and 78 days as of March 31, 2009 and March 31, 2008, respectively. Higher DSO reduces our cash balance because the revenue-to-cash conversion process takes longer.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates were relatively stable for our fiscal years ended March 31, 2009 and 2008. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits divided by the average number of IT professionals during the period. We experienced a decrease in our average cost per IT professional in Asia of 11% from our fiscal year ended March 31, 2008 to our fiscal year ended March 31, 2009, primarily driven by the year-over-year depreciation of the Indian rupee and Sri Lankan rupee against the U.S. dollar.

  •
  Utilization rate is the percentage of time billable IT professionals are deployed on client engagements, which indicates the efficiency of our billable IT resources. Our utilization rate is defined as number of billable hours divided by the total number of available hours of our IT professionals in a given period of time, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's targeted range for utilization is between 70% and 75%. Generally, gross margin moves directionally with utilization rate. Utilization is affected by the rate of quarterly sequential revenue growth. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and boarding costs and productivity losses, which may affect our revenue, gross margin and operating profit margin. Our voluntary attrition rate was 22.9% while our involuntary attrition was 12.7% for the fiscal year ended March 31, 2009. Our voluntary attrition rate was 21.3% for our fiscal year ended March 31, 2008, while our involuntary attrition rate was immaterial for the same fiscal year.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 6.3% for the fiscal year ended March 31, 2009 as compared to an effective tax rate of 21.5% for the fiscal year ended March 31, 2008. The decrease is primarily due to the change in the geographic mix of our profit. We anticipate that our effective tax rate will increase in our fiscal years ending after March 31, 2010 when our India STPI tax holiday expires.

  •
  Onsite-to-offshore mix is the measurement of hours billed by resources located offshore to hours billed onsite by our team members over a defined period. We strive to manage both fixed-price contracts and time-and-materials engagements to a highly-efficient 20/80, or better, onsite-to-offshore service delivery team mix.

Sources of revenue

We generate revenue by providing IT services to our clients located primarily in the United States and the United Kingdom. We have historically earned and believe that over the next few years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2009, our five largest and ten largest clients accounted for 54% and 73% of our revenue, respectively. Our three largest clients accounted for 19%, 13%, and 10%, respectively, of our revenue for the fiscal year ended March 31, 2009. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2009, 72% of our revenue was generated in the United States and 26% in the United Kingdom. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2009, the percentage of revenue from time-and-materials and fixed-price contracts was 74% and 26%, respectively.

Revenue from services provided on a time-and-materials basis is derived from the number of billable hours in a period multiplied by the contractual rates at which we bill our clients. Revenue from services provided on a fixed-price basis is recognized as efforts are expended pursuant to the percentage-of-completion method. Revenue also includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in costs of revenue. Most of our client contracts, including those that are on a fixed-price basis, can be terminated by our clients with or without cause on 30 to 90 days' prior written notice. All fees for services provided by us through the date of cancellation are generally due and payable under the contract terms.

Our unit pricing is driven by business need, delivery timeframes, complexity of the engagement, operating differences (such as onsite/offshore ratio), competitive environment and engagement size (or volume). As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we may, on occasion, offer volume discounts. We manage our business carefully to protect our account margins and our overall profit margins. We find that our clients generally purchase on the basis of total value, rather than minimum cost, considering all of the factors listed above.

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

The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 16% and 17% of total hours billed in each of the fiscal years ended March 31, 2009 and 2008, respectively, while the revenue from onsite and offshore resources accounted for 44% and 56% and 46% and 54%, during the fiscal years ended March 31, 2009 and 2008, respectively. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States and the United Kingdom as compared to work performed at our global delivery centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in India and Sri Lanka. We manage to a 20/80, or better, onsite-to-offshore service delivery mix and intend to manage to an efficient onsite-to-offshore service delivery ratio for the foreseeable future.

Costs of revenue and gross profit

Costs of revenue consist principally of payroll and related fringe benefits, reimbursable and non-reimbursable costs, immigration-related expenses, fees for subcontractors working on client engagements and share-based compensation expense for IT professionals including account management personnel.

Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States and Europe for comparably-skilled IT professionals. However, wages in India and Sri Lanka are increasing in local currency, which will result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our team member compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition. We deploy a campus hiring philosophy and encourage internal promotions to minimize the effects of wage inflation pressure and recruiting costs. Additionally, any material appreciation in the Indian or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of services.

Our revenue and gross profit are also affected by our ability to efficiently manage and utilize our IT professionals, as well as fluctuations in foreign currency exchange rates. We define utilization rate as the total number of days billed in a given period divided by the total available days of our IT professionals during that same period, excluding trainees. We manage employee utilization by continually monitoring project requirements and timetables to efficiently staff our projects and meet our clients' needs. The number of IT professionals assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination or reduction of a significant project could cause us to experience a higher than expected number of unassigned IT professionals, thereby lowering our utilization rate. Although, we have adopted an eight quarter cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Operating expenses

Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2009, 2008 and 2007, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses. We have adopted an eight quarter hedging program to mitigate the effect of the Indian rupee on our cost of operating expenses, although such hedging program may be ineffective. Although, we have adopted an eight quarter cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Other income (expense)

Other income (expense) includes interest income, interest expense, investment gains and losses and foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee and U.K. pound sterling against the U.S. dollar on intercompany transactions. We place our cash in liquid investments at highly-rated financial institutions. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense (benefit)

Our net income is subject to income tax in those countries in which we perform services and have operations, including India, Sri Lanka, the United Kingdom and the United States. In previous years, we accumulated net operating loss carry-forwards which were used to offset U.S. taxable income into fiscal 2008. We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these net operating losses and tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays increased our net income in the fiscal years ended March 31, 2009 and 2008 by $4.5 million and $3.9 million, respectively.

Our effective tax rates were 6.3% and 21.5% for the fiscal years ended March 31, 2009 and 2008, respectively. During the fiscal year ended March 31, 2007, we determined that it was more likely than not that our deferred tax assets would be realized based upon our positive cumulative operating results and our assessment of our expected future results. As a result, we released our valuation allowance and recognized a discrete income tax benefit of $5.0 million in our statement of income for the fiscal year ended March 31, 2007. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India and Sri Lanka.

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

Valuation and impairment of investments and/or marketable securities

Our investments and/or marketable securities are accounted for according to Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115"). Pursuant to SFAS No. 115, we classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statement of operations. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. In the event that the cost basis of a security exceeds its fair value, we evaluate, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis, the financial health of the business outlook for the issuer, including industry and sector performance, and operational and financing cash flow factors, overall market conditions and trends, and our intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, a write-down is recorded through earnings. Assessing the above factors involves inherent uncertainty. Accordingly, write-downs, if recorded, could be materially different from the actual market performance of investments and/or marketable securities in our portfolio, if, among other things, relevant information related to our investments and/or marketable securities was not publicly available or other factors not considered by us would have been relevant to the determination of impairment.

Our investments in auction rate securities and the related Put Option are valued primarily based on an income approach using an estimate of future cash flows because there are currently no active markets or observable market prices. We have estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Derivative instruments and hedging activities

We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on inter-company transactions and forecasted transactions denominated in foreign currencies. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (losses), net of tax until the hedged transactions occur and are then recognized in the statement of income. Changes in the fair value for other derivative contracts and the ineffective portion of hedging instruments are recognized in the statement of income of each period and are included in foreign exchange (gains) losses, net and other income (expense), net, respectively. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

Income taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, including India, Sri Lanka, the United States, the United Kingdom, and the Netherlands, and this can involve complex issues which require an extended period of time to resolve. In the year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm's-length prices for our intercompany transactions, changes in the geographic mix or estimated level of annual pretax income, as well as newly enacted tax legislation in each of the jurisdictions in which we operate.

Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm's-length price. On an ongoing basis, we estimate appropriate arm's-length prices and use such estimates for our intercompany transactions.

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

We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. One of our Indian subsidiaries is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each Software Technology Park, or STP, it operates. Both of our STP holidays will be completely phased out by March 2010 and, at that time, any profits could be fully taxable at the Indian statutory rate, which is currently 34%. During the fiscal year ended March 31, 2009 most of our profits in India were generated from our STPs. Although we believe we have complied with, and are eligible for, the STP holidays, it is possible that upon examination the government of India may deem us ineligible for the STP holidays or make adjustments to the profit level. We have located new development centers in areas designated as Special Economic Zones, or SEZs, to secure additional tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lankan subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize the benefits from this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate.

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

Share-based compensation

Under the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, share-based compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised, the expected volatility of our stock, the number of share-based awards that are expected to be forfeited and due to a recent tax law change in India, the expected exercise proceeds for share-based awards subject to the Indian fringe benefit tax. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

Effective April 1, 2007, a new fringe benefit tax was introduced in India that obligates us to pay, upon the exercise or distribution of shares under a stock-based compensation award, a non-income related tax on the appreciation of the award from date of grant to the date of total vesting. We intend to collect the cash amount of the fringe benefit tax from our team members. However under GAAP, the stock-based Indian fringe benefit tax expense is required to be recorded as an operating expense and the related cash recovery of such tax from our team members is required to be recorded to stockholders' equity as proceeds from a stock-based compensation award. Our future operating results may experience volatility as a result of the timing of exercise or distribution of shares related to stock-based compensation awards to our team members who worked or are working in India. The amount of stock-based Indian fringe benefit tax expense recorded during our fiscal year ended March 31, 2009 was immaterial.

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

Results of operations

Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2009 and 2008:

	Fiscal Year Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Revenue	$172,942	$165,198	$7,744	4.7%
Costs of revenue	105,100	92,847	12,253	13.2

Gross profit	67,842	72,351	(4,509)	(6.2)
Operating expenses	57,864	52,972	4,892	9.2

Income from operations	9,978	19,379	(9,401)	(48.5)
Other income	2,888	3,249	(361)	(11.1)

Income before income tax expense	12,866	22,628	(9,762)	(43.1)
Income tax expense	809	4,857	(4,048)	(83.3)

Net income	$12,057	$17,771	$(5,714)	(32.2)%

Revenue

Revenue increased by 4.7%, or $7.7 million, from $165.2 million during the fiscal year ended March 31, 2008 to $172.9 million in the fiscal year ended March 31, 2009. This increase is primarily attributed to greater demand for our IT services delivered through our global model, partially offset by the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar of $8.8 million for the fiscal year ended March, 31, 2009, net of a $1.6 million gain from hedging contracts on our U.K. revenue. Revenue from clients existing as of March 31, 2008 decreased in the fiscal year ended March 31, 2009 by $1.2 million and revenue from new clients added since March 31, 2008 was $8.9 million, or 5% of total revenue, for the fiscal year ended March 31, 2009. In addition, revenue from European clients in the fiscal year ended March 31, 2009 decreased by $6.8 million, or 13%, as compared to the fiscal year ended March 31, 2008. However, excluding BT, our largest European client, our European revenue increased by $5.7 million, or 89%, in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. Revenue from North American clients increased by $11.1 million, or 10%, as compared to the fiscal year ended March 31, 2008. In addition, our BFSI industry vertical experienced revenue growth of 22%, our communications and technology industry vertical experienced decreased revenue of 16%, and our media and information industry vertical experienced revenue growth of 6%, in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. We had 56 active clients as of March 31, 2009 and 2008, respectively.

Costs of revenue

Costs of revenue increased from $92.8 million in the fiscal year ended March 31, 2008 to $105.1 million in the fiscal year ended March 31, 2009, an increase of $12.3 million, or 13.2%. A significant portion of the increase was attributable to additional compensation and benefits costs of $7.8 million due to a higher concentration of onsite IT professionals in the United States and United Kingdom during the first half of the fiscal year ended March 31, 2009. There were also increases in professional services fees, including subcontractor costs, of $1.0 million, and losses of $2.8 million recorded on foreign currency forward contracts as part of our hedging program, which were offset by lower Indian rupee denominated expenses caused by depreciation of the Indian rupee against the U.S. dollar and U.K. pound sterling, in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

Gross profit

Our gross profit decreased by $4.5 million or 6.2%, to $67.8 million for the fiscal year ended March 31, 2009 as compared to $72.4 million in the fiscal year ended March 31, 2008. The principal reason for our decrease in gross profit during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 was due to an increase in cost of revenue. As a percentage of revenue, gross profit margin was 39.2% and 43.8% in the fiscal years ended March 31, 2009 and 2008, respectively. The principal reason for our decrease in gross profit margin during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008, was primarily due to an increase in our compensation costs relative to the increase in revenue and lower utilization in the first half of the fiscal year ended March 31, 2009.

Operating expenses

Operating expenses increased from $53.0 million in the fiscal year ended March 31, 2008 to $57.9 million in the fiscal year ended March 31, 2009, an increase of $4.9 million, or 9.2%. The increase in operating expenses was due to an increase of $1.1 million in share-based compensation expense associated with our non-IT professionals, $1.3 million in infrastructure expenses in Asia, $1.0 million in incremental costs associated with being a public company, and increased travel costs of $0.6 million. These increases in expense were partially offset by a decrease in recruiting fees of $0.6 million during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. In the fiscal year ended March 31, 2009, we recorded additional foreign currency forward contract losses of $1.3 million as part of our hedging program as compared to the fiscal year ended March 31, 2008. These losses were offset by lower Indian rupee denominated expenses caused by depreciation of the Indian rupee against the U.S. dollar and U.K. pound sterling in the period. As a percentage of revenue, our operating expenses increased from 32.1% in the fiscal year ended March 31, 2008 to 33.4% in the fiscal year ended March 31, 2009.

Income from operations

Income from operations decreased from $19.4 million in the fiscal year ended March 31, 2008 to $10.0 million in the fiscal year ended March 31, 2009, a decrease of $9.4 million or 48.5%. This decrease in income from operations resulted primarily from lower gross profit and increased operating expenses. As a percentage of revenue, income from operations decreased from 11.7% in the fiscal year ended March 31, 2008 to 5.8% in the fiscal year ended March 31, 2009.

Other income

Other income decreased from $3.2 million in the fiscal year ended March 31, 2008 to $2.9 million in the fiscal year ended March 31, 2009. The decrease is primarily attributed to a decrease in interest income of $1.3 million in the fiscal year ended March 31, 2009, primarily due to lower interest rates, as compared to March 31, 2008. There were also increases of foreign currency transaction losses of $0.6 million, which were partially offset by a gain of $1.6 million on a foreign currency hedge contract of the U.K. pound sterling against the U.S dollar in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

Income tax expense

We had income tax expense of $4.9 million in the fiscal year ended March 31, 2008 compared to $0.8 million in the fiscal year ended March 31, 2009. Our effective tax rate was 6.3% for the fiscal year ended March 31, 2009 as compared to an effective tax rate of 21.5% for the fiscal year ended March 31, 2008. This reduction is primarily due to the geographic mix of our profit.

Net income

Net income decreased from $17.8 million in the fiscal year ended March 31, 2008 to $12.1 million in the fiscal year ended March 31, 2009. This decrease was driven primarily by lower operating income during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008.

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

Revenue

Revenue increased by 32.5%, or $40.5 million, from $124.7 million during the fiscal year ended March 31, 2007 to $165.2 million in the fiscal year ended March 31, 2008. This increase was primarily attributed to greater demand for our IT services delivered through our global model. Revenue from clients existing as of March 31, 2007 increased in the fiscal year ended March 31, 2008 by $34.3 million and revenue from new clients added since March 31, 2007 was $6.2 million or 3.8% of total revenue for the fiscal year ended March 31, 2008. In addition, revenue from European clients in the fiscal year ended March 31, 2008 increased by $19.2 million, or 60%, as compared to the fiscal year ended March 31, 2007. Revenue from North American clients increased by $21.1 million, or 23%, as compared to the fiscal year ended March 31, 2007. We had 56 active clients as of March 31, 2008 as compared to 41 active clients as of March 31, 2007. In addition, we experienced strong demand across all of our industry verticals for an increasingly broad range of services, with our BFSI and communications and technology industry verticals experiencing fiscal year-over-year revenue growth of 43% and 34%, respectively.

Costs of revenue

Costs of revenue increased from $68.0 million in the fiscal year ended March 31, 2007 to $92.8 million in the fiscal year ended March 31, 2008, an increase of $24.8 million, or 36.5%. A significant portion of the increase was attributable to an increase in the number of our IT professionals to support revenue growth, from 3,312 as of March 31, 2007 to 4,036 as of March 31, 2008, which resulted in additional compensation and benefits costs of $22.1 million. The net effects of a weaker U.S. dollar against the Indian rupee during the fiscal year ended March 31, 2008, as compared to the fiscal year ended March 31, 2007, also increased our costs of revenue by approximately $3.7 million which were partially offset by $0.2 million gain recorded on foreign currency forward contracts as part of our hedging program. These increases were partially offset by a decrease in share-based compensation expense of $0.6 million and a decrease in subcontractors costs of $0.7 million in the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007.

Gross profit

Our gross profit increased by $15.7 million or 27.8%, to $72.4 million for the fiscal year ended March 31, 2008 as compared to $56.6 million in the fiscal year ended March 31, 2007, was primarily driven by higher utilization rates. As a percentage of revenue, gross margin was 43.8% and 45.4% in the fiscal years ended March 31, 2008 and 2007, respectively.

Operating expenses

Operating expenses increased from $42.5 million in the fiscal year ended March 31, 2007 to $53.0 million in the fiscal year ended March 31, 2008, an increase of $10.5 million, or 24.7%. The increase in our operating expenses in absolute dollars was due to the increase of $3.4 million in compensation and benefit costs and $0.7 million in share-based compensation expense associated with our non-IT professionals and an additional $3.9 million in infrastructure expenses to accommodate the increase in the number of IT professionals in Asia. In addition, operating expenses during the fiscal year ended March 31, 2008 increased by $0.6 million from the fiscal year ended March 31, 2007 with respect to the incremental non-payroll costs associated with being a public company. The net effects of a weaker U.S. dollar against the Indian rupee during the fiscal year ended March 31, 2008, as compared to the fiscal year ended March 31, 2007, also increased our operating expenses by approximately $1.9 million. These increases were partially offset by the $0.1 million gain recorded on foreign currency forward contracts as part of our hedging program. As a percentage of revenue, our operating expenses decreased from 34.1% in the fiscal year ended March 31, 2007 to 32.1% in the fiscal year ended March 31, 2008.

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

Other income

Other income increased from $1.2 million in the fiscal year ended March 31, 2007 to $3.2 million in the fiscal year ended March 31, 2008. The increase was primarily attributed to an increase in interest income of $2.7 million, from $1.2 million in the fiscal year ended March 31, 2007 to $3.9 million in the fiscal year ended March 31, 2008, partially offset by the increase in foreign currency transaction losses of $0.8 million, primarily due to the effects of a weaker U.S. dollar against the Indian rupee and losses from our hedging program in the period. The increase in interest income was due to an increase in average cash and cash equivalents and our investment balances during the fiscal year ended March 31, 2008 as a result of our IPO, when compared to the fiscal year ended March 31, 2007.

Income tax expense (benefit)

We had an income tax (benefit) of $(3.6) million in the fiscal year ended March 31, 2007 compared to an income tax expense of $4.9 million in the fiscal year ended March 31, 2008. Our effective tax rate was an income tax (benefit) rate of (23.6%) for the fiscal year ended March 31, 2007, which was largely due to the recognition of a discrete income tax benefit of approximately $5.0 million due to the release of our deferred tax asset valuation allowance in our statement of income during the fiscal year ended March 31, 2007, as compared to an effective tax rate of 21.5% for the fiscal year ended March 31, 2008.

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

As of March 31, 2009, we had cash and cash equivalents and short-term investments of $79.0 million, of which $11.3 million was held outside the United States. We have a $3.0 million revolving line of credit with a bank. This facility provides a $1.5 million sub-limit for letters of credit. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of the notional amount of foreign exchange contracts to be supported by our borrowing base. Advances under our credit facility accrue interest at an annual rate equal to 2.5% plus the greater of (i) the prime rate or (ii) 3.25%. Our credit facility is secured by certain U.S. assets in favor of the bank and contains financial and reporting covenants and limitations. We are currently in compliance with all covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. We currently have a $0.3 million outstanding letter of credit under the facility to collateralize our office lease in Westborough, MA. As of March 31, 2009, we have no other amounts outstanding under this credit facility. We are currently renegotiating our credit facility, which expires on June 29, 2009. There were foreign currency derivative contracts with a notional amount of $57.6 million outstanding at March 31, 2009, some of which we purchased through the bank with whom we have our credit facility and have collateralized under such facility. In addition, we have purchased the remaining balance of our foreign currency derivative contracts through another bank and have pledged $2.5 million as restricted cash as security supporting these derivative contracts.

We believe that our available cash and cash equivalents, short-term investments and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next twelve months. Our ability to expand and grow our business in accordance with current plans and to meet our long-term capital requirements will depend on many factors, including the rate, if any, at which our cash flow increases, our continued intent not to repatriate earnings from India and Sri Lanka and the availability of public and private debt and equity financing. Any funds held at locations outside the United States are for future operating expenses and expansion of our business, and we have no intention of repatriating those funds. To the extent we decide to pursue one or more significant strategic acquisitions, we may incur debt or sell additional equity to finance those acquisitions, although we can make no assurance that such financing alternatives will be available, or available in favorable terms.

In November 2008, we entered into an agreement with UBS ("UBS"), the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement with UBS, we (1) received the right (the "Put Option") to sell these auction-rate securities back to UBS at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of Statement of Financial Accounting Standards No. 159, and recorded a gain of $1.2 million, and recorded a corresponding long term asset. As a result of entering into an agreement with UBS, we recognized an other-than-temporary impairment loss of $1.2 million on the related auction-rate security investments. Simultaneously, we transferred these auction-rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the fiscal year ended March 31, 2009. Subsequent changes in the fair value of the Put Option have been offset by the changes in the fair value of the related auction-rate securities with no material net impact to the consolidated statement of operations which we expect will continue in the future.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of fiscal 2009, $4.0 million of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this financing agreement were immaterial during the current fiscal year. No amounts were due as of March 31, 2009, but we may elect to utilize this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We intend to continue the construction and build out of this facility over the next two fiscal years, which will be approximately 340,000 square feet, at a total estimated cost of $22.7 million, of which we anticipate spending approximately $5.5 million during the fiscal year ending March 31, 2010. Through March 31, 2009, we have spent $13.7 million toward the completion of this facility with approximately $6.5 million spent during the fiscal year ended March 31, 2009. Other capital expenditures during the fiscal year ended March 31, 2009 were approximately $4.8 million. We expect other capital expenditures in the normal course of business during the fiscal year ended March 31, 2010 to be approximately $4.0 million, primarily for leasehold improvements, capital equipment and purchased software.

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock through July 28, 2009. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. While our board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by our management, at their discretion, and will depend upon market conditions and other factors. We have funded the program by using our cash on hand and cash generated from operations. We may extend, suspend or discontinue the program at any time. During the fiscal year ended March 31, 2009, we purchased 1,339,823 shares of our common stock for an aggregate purchase price of approximately $7.8 million, representing an average purchase price per share of $5.82. We have recorded repurchased shares as treasury shares and we will hold these shares in treasury until our board of directors designates that these shares be retired or used for other purposes.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$25,611	$13,440	$11,120
Net cash used for investing activities	(3,470)	(73,147)	(6,364)
Net cash provided by (used for) financing activities	(5,190)	55,434	9,843
Effect of exchange rate on cash	(2,300)	241	243

Net increase (decrease) in cash and cash equivalents	14,651	(4,032)	14,842
Cash and cash equivalents, beginning of fiscal year	41,047	45,079	30,237

Cash and cash equivalents, end of fiscal year	$55,698	$41,047	$45,079

Net cash provided by operating activities

Net cash provided by operating activities was $25.6 million during the fiscal year ended March 31, 2009 as compared to $13.4 million during the fiscal year ended March 31, 2008. This increase was attributable to a decreased change in operating assets and an increased change in liabilities totaling $13.0 million and $10.5 million, respectively, and an increase in unrealized losses on derivative contracts of $5.7 million, partially offset by a decrease in net income of $5.7 million.

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

Net cash used for investing activities

Net cash used for investing activities was $3.5 million during the fiscal year ended March 31, 2009 as compared to $73.1 million during the fiscal year ended March 31, 2008. The decrease was due primarily to the net change in investment securities of $64.2 million resulting from our initial investments of our IPO proceeds and excess cash during the fiscal year ended March 31, 2008.

Net cash used for investing activities was $73.1 million during the fiscal year ended March 31, 2008 as compared to $6.4 million during the fiscal year ended March 31, 2007. The increase was due to investments of cash and IPO proceeds into short-term investments of $79.8 million and long-term investments of $23.9 million, partially offset by proceeds from the sale or maturity of short-term investments of $40.9 million and long-term investments of $4.7 million. Additionally, we invested $12.5 million in facilities and equipment including $7.2 million on our Hyderabad campus during the fiscal year ended March 31, 2008, as compared to total capital expenditures of $6.0 million during the fiscal year ended March 31, 2007. There was also an increase in restricted cash of $1.8 million in the fiscal year ended March 31, 2008 as compared to the fiscal year ended March 31, 2007. Further, we received proceeds from the sale of equity investments of $0.5 million in the fiscal year ended March 31, 2007, with no such transaction in the fiscal year ended March 31 2008.

Net cash provided by (used for) financing activities

Net cash used for financing activities was $5.2 million during the fiscal year ended March 31, 2009, as compared to $55.4 million provided by financing activities during the fiscal year ended March 31, 2008. The change in net cash used for the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 was due to expenditures of $7.8 million to repurchase our common stock, which was partially offset by proceeds from stock option exercises of $2.2 million. In addition, during the fiscal year ended March 31, 2008, we had net proceeds of $52.8 million from the completion of our IPO.

Net cash provided by financing activities was $55.4 million during the fiscal year ended March 31, 2008, as compared to $9.8 million during the fiscal year ended March 31, 2007. The increase was due to the net proceeds from our IPO of $52.8 million during the fiscal year ended March 31, 2008 as compared to proceeds from the sale of common stock of $11.0 million, net of expenses, during the fiscal year ended March 31, 2007. In addition, we received proceeds of $0.4 million from stock option exercises during the fiscal year ended March 31, 2008 as compared to proceeds of $0.5 million from other stock sales and stock option exercises during the fiscal year ended March 31, 2007. We also recognized tax benefits of $0.4 million on stock option exercises during the fiscal year ended March 31, 2008. This increase was partially offset by the $7.0 million of cash used to fund our IPO during the fiscal year ended March 31, 2008 as compared to $1.8 million during the fiscal year ended March 31, 2007.

Contractual obligations

We have no long-term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments as of March 31, 2009.

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	5+ Years
	(In thousands)
Operating lease obligations(1)	$10,233	$4,257	$4,618	$1,358	$—
Defined benefit plans(2)	3,417	157	430	700	2,130
Capital Commitments(3)	9,137	5,248	3,889	—	—

Total	$22,787	$9,662	$8,937	$2,058	$2,130

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

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee as described below in "Qualitative and Quantitative Disclosures about Market Risk."

During our fiscal year ended March 31, 2008, we adopted a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Qualitative and Quantitative Disclosures about Market Risk." The program was expanded in the fiscal year ended March 31, 2009 and contemplates a partially hedged position of the Indian rupee for a rolling eight quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, or the U.K. pound sterling against the Sri Lankan rupee, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

Effective April 1, 2008, we adopted SFAS No. 157, Fair Value Measurement ("SFAS No. 157"), see note 5 to our consolidated financial statements. The Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157, on February 12, 2008, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This Standard will become effective on April 1, 2009 for us. We are currently evaluating the impact, if any, this FSP will have on our financial statements.

On March 19, 2008, SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS No. 161"), was issued. SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard will become effective on April 1, 2009 for us. This Statement will not impact our consolidated financial results, but will require certain additional disclosures.

On May 5, 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), was issued. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. This Standard will become effective on April 1, 2009 for us. We are currently evaluating the impact, if any, SFAS No. 162 will have on our financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits to require more detailed disclosures about the fair value measurements of employers' plan assets including (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in our fiscal year ending March 31, 2010 consolidated financial statements. This Statement will not impact our consolidated financial results, but will require certain additional disclosures.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009, and we expect that such adoption will have no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We will adopt this FSP for our quarter ending June 30, 2009, and we expect that such adoption will have no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We will include the required disclosures in our quarter ending June 30, 2009.

Item 7A.    Quantitative and qualitative disclosures about market risk.

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

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee, and the Sri Lankan rupee.

During the fiscal year ended March 31, 2008, we adopted a foreign currency hedging program to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts as of March 31, 2009 was $57.6 million.

Recently, the U.S. dollar has strengthened materially against the U.K. pound sterling which has had, and may continue to have, a negative impact on our revenue generated in U.K. pound sterling. In response to this volatility, we have entered into new hedging transactions designed to hedge our forecasted sales and expenses denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

During the fiscal year ended March 31, 2009, we made a one-time reclassification of certain intercompany payables of $10.3 million from short-term to long-term to further capitalize our U.K. subsidiary. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transactions and gains and losses on our intercompany balances.

Assuming the amount of expenditures by our Indian operations were consistent with fiscal 2009 and the timing of the funding of these operations were to remain consistent during our fiscal year ending March 31, 2010, a constant increase or decrease in the exchange rate between the Indian rupee and the U.S. dollar during fiscal 2010 of 10% would impact our net income by $5.2 million excluding the effect of foreign currency derivative contracts which would offset approximately 85% of the impact.

Interest rate risk

We had no debt outstanding as of March 31, 2009. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of March 31, 2009, we had $107.1 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as either "available-for-sale" or "trading" and are recorded at fair value. Our "available-for-sale" and "trading" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point decrease in market interest rates at March 31, 2009 would impact the net fair value of such interest-sensitive financial instruments by $0.4 million.

Concentration of credit risk

Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and long-term investments, accounts receivable, derivative contracts, other financial assets and unbilled accounts receivable. We place our operating cash, investments and derivatives in highly-rated financial institutions. We adhere to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent periods, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While we do not currently require access to credit markets to finance our operations, these economic developments affect our clients in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our clients to obtain financing for their operations and could result in decreased global IT spending which, in turn, could result in delays, reductions in, or cancellation of engagements for our services. Regional and global economic weakness and uncertainty have also resulted in some companies reassessing their spending for technology and IT related projects and services. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the United States and other countries. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. As a result of the worldwide economic slowdown, it is extremely difficult for us to forecast future revenue growth based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated level of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

In November 2008, we entered into an agreement with UBS, the investment firm that had sold us auction-rate securities at a par value of $6,675. Under the agreement, we (1) received the right (the "Put Option") to sell these auction-rate securities back to UBS at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of $1.2 million, and recorded a corresponding long term asset. As a result of entering into an agreement with UBS, we recognized an other-than-temporary impairment loss of $1.2 million on the related auction-rate security investments. Simultaneously, we transferred these auction-rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the fiscal year ended March 31, 2009. The value of the Put Option at March 31, 2009 was $0.6 million. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction-rate securities with no material net impact to the consolidated statement of operations.

Item 8.    Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 28, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
May 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited Virtusa Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended March 31, 2009, and our report dated May 28, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 28, 2009

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	March 31, 2008
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,698	$41,047
Short-term investments	23,333	40,816
Accounts receivable, net of allowance of $1,041 and $653 at March 31, 2009 and 2008, respectively	28,244	34,716
Unbilled accounts receivable	4,005	4,233
Prepaid expenses	5,050	4,025
Deferred income taxes	4,139	901
Other current assets	5,668	6,349

Total current assets	126,137	132,087
Property and equipment, net	19,680	16,833
Long-term investments	28,054	17,091
Restricted cash	3,489	4,361
Deferred income taxes	5,040	4,429
Other long-term assets	4,623	5,969

Total assets	$187,023	$180,770

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,499	$3,726
Accrued employee compensation and benefits	9,520	10,424
Accrued expenses—other	7,347	6,877
Foreign currency derivative contracts, current portion	7,781	1,498
Deferred revenue	1,016	351
Income taxes payable	151	403

Total current liabilities	31,314	23,279
Long-term liabilities	3,123	1,657

Total liabilities	34,437	24,936

Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 at March 31, 2009 and 2008, issued zero shares at March 31, 2009 and 2008	—	—
Common stock, $0.01 par value; Authorized 120,000,000 and 80,000,000 shares at March 31, 2009 and 2008, respectively; issued 24,417,272 and 23,427,976 shares at March 31, 2009 and 2008, respectively; outstanding 22,657,884 and 23,008,411 shares at March 31, 2009 and 2008, respectively	244	234
Treasury stock, 1,759,388 and 419,565 common shares, at cost, at March 31, 2009 and 2008, respectively	(8,244)	(442)
Additional paid-in capital	144,286	137,774
Accumulated earnings	30,485	18,428
Accumulated other comprehensive loss	(14,185)	(160)

Total stockholders' equity	152,586	155,834

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$187,023	$180,770

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenue	$172,942	$165,198	$124,660
Costs of revenue	105,100	92,847	68,031

Gross profit	67,842	72,351	56,629

Operating expenses:
Selling, general and administrative expenses	57,864	52,972	42,478

Income from operations	9,978	19,379	14,151
Other income (expense):
Interest income, net	2,643	3,917	1,246
Foreign currency transaction gains (losses)	293	(732)	125
Other, net	(48)	64	(162)

Total other income	2,888	3,249	1,209

Income before income tax expense (benefit)	12,866	22,628	15,360
Income tax expense (benefit)	809	4,857	(3,630)

Net income	$12,057	$17,771	$18,990

Net income per share of common stock
Basic	$0.53	$0.83	$1.09

Diluted	$0.50	$0.76	$1.03

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit) and
Comprehensive Income (Loss)

	Common Stock		Treasury Stock		Additional Paid-in	Notes Receivable from Employee	Accumulated Earnings	Accumulated Other Comprehensive	Total Stockholder's Equity	Total Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Stockholders	(Deficit)	Loss	(Deficit)	(Loss)
	(In thousands, except share amounts)
Balance at March 31, 2006	6,331,064	$63	(419,565)	$(442)	$5,605	$(51)	$(18,238)	$(547)	$(13,610)	$1,885

Accrued interest on notes receivable from employees	—	—	—	—	—	(2)	—	—	(2)
Repayment of principal and accrued interest on notes	—	—	—	—	—	53	—	—	53
Accretion of preferred stock issuance cost	—	—	—	—	(48)	—	—	—	(48)
Proceeds from sale of common stock	1,006,669	10	—	—	11,410	—	—	—	11,420
Proceeds from the exercise of stock options	82,913	1	—	—	128	—	—	—	129
Share-based compensation	—	—	—	—	1,962	—	—	—	1,962
Adjustment to initially apply SFAS No. 158	—	—	—	—	—	—	—	(136)	(136)
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	—	353	353	353
Reclassification of warrants from equity to liabilities pursuant to adoption of FSP 150-5	—	—	—	—	(151)	—	—	—	(151)
Reclassification of warrants from liabilities to equity pursuant to warrant amendment	—	—	—	—	299	—	—	—	299
Net income	—	—	—	—	—	—	18,990	—	18,990	18,990

Balance at March 31, 2007	7,420,646	$74	(419,565)	$(442)	$19,205	$—	$752	$(330)	$19,259	$19,343

Proceeds from the exercise of stock options	181,544	2	—	—	440	—	—	—	442
Reclass of SARs from liability to equity	—	—	—	—	1,382	—	—	—	1,382
Deferred offering costs	—	—	—	—	(8,811)	—	—	—	(8,811)
Proceeds from initial public offering	4,400,000	44	—	—	61,556	—	—	—	61,600
Conversion of preferred stock to common stock	11,425,786	114	—	—	60,748	—	—	—	60,862
Share based compensation	—	—	—	—	2,817	—	—	—	2,817
Unrealized gain (loss) on available-for-sale securities, net of taxes of $107	—	—	—	—	—	—	—	(196)	(196)	(196)
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $567	—	—	—	—	—	—	—	(931)	(931)	(931)
Pension benefit adjustment	—	—	—	—	—	—	—	(167)	(167)	(167)
Adoption of FIN 48	—	—	—	—	—	—	(95)	—	(95)
Tax benefit related to stock plans	—	—	—	—	437	—	—	—	437
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	—	1,464	1,464	1,464
Net income	—	—	—	—	—	—	17,771	—	17,771	17,771

Balance at March 31, 2008	23,427,976	$234	(419,565)	$(442)	$137,774	$—	$18,428	$(160)	$155,834	$17,941

Proceeds from the exercise of stock options	977,287	10	—	—	2,217	—	—	—	2,227
Exercise of warrants	12,009	—	—	—	204	—	—	—	204
Restricted stock awards withheld for tax	—	—	—	—	(214)	—	—	—	(214)
Repurchase of common stock	—	—	(1,339,823)	(7,802)	—	—	—	—	(7,802)
Share based compensation	—	—	—	—	3,772	—	—	—	3,772
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(92)	—	—	—	—	—	—	—	142	142	142
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $2,808	—	—	—	—	—	—	—	(4,322)	(4,322)	(4,322)
Pension benefit adjustment	—	—	—	—	—	—	—	101	101	101
Reimbursement of fringe benefit tax on stock awards	—	—	—	—	142	—	—	—	142
Tax benefit related to stock plans	—	—	—	—	391	—	—	—	391
Cumulative translation adjustment, net of taxes of $628	—	—	—	—	—	—	—	(9,946)	(9,946)	(9,946)
Net income	—	—	—	—	—	—	12,057	—	12,057	12,057

Balance at March 31, 2009	24,417,272	$244	(1,759,388)	$(8,244)	$144,286	$—	$30,485	$(14,185)	$152,586	$(1,968)

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2009	2008	2007
	(In thousands)
Cash provided by operating activities:
Net income	$12,057	$17,771	$18,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,406	3,923	3,272
Share-based compensation expense	3,772	3,041	2,911
Loss (gain) on disposal of property and equipment and investments	(18)	(144)	7
Mark to market for liability classified warrants	—	—	148
Deferred income taxes, net	(842)	402	(5,040)
Net changes in operating assets and liabilities:
Accounts receivable, net	(730)	(6,834)	(12,887)
Prepaid expenses and other current assets	(2,468)	(4,960)	(1,625)
Other long-term assets	491	(3,875)	(10)
Accounts payable	7,671	(1,011)	1,836
Accrued employee compensation and benefits	685	3,052	1,981
Accrued expenses—other	7,406	3,530	941
Foreign currency derivative contracts, net	(7,218)	(1,498)	—
Deferred revenue	715	(540)	9
Income taxes payable	352	416	644
Excess tax benefits from stock option exercises	(391)	(437)	(36)
Other long-term liabilities	(277)	604	(21)

Net cash provided by operating activities	25,611	13,440	11,120

Cash flows used for investing activities:
Proceeds from sale of equity investment	—	—	466
Proceeds from sale of property and equipment	12	172	35
Purchase of short-term investments	(16,068)	(79,773)	—
Proceeds from sale or maturity of short-term investments	52,880	40,943	—
Purchase of long-term investments	(37,925)	(23,929)	—
Proceeds from sale or maturity of long-term investments	7,236	4,656	—
Decrease (increase) in restricted cash	586	(2,690)	(872)
Purchase of property and equipment	(10,191)	(12,526)	(5,993)

Net cash used for investing activities	(3,470)	(73,147)	(6,364)

Cash flows provided by (used for) financing activities:
Proceeds from exercise of common stock options	2,227	442	129
Purchase of treasury stock	(7,802)	—	—
Proceeds from sale of common stock	—	61,600	11,420
Principal payments on capital lease obligation	(6)	(7)	(22)
Repayments of notes receivable	—	—	53
Deferred stock offering costs	—	(7,038)	(1,773)
Excess tax benefits from stock option exercises	391	437	36

Net cash provided by (used for) financing activities	(5,190)	55,434	9,843

Effect of exchange rate changes on cash and cash equivalents	(2,300)	241	243

Net increase (decrease) in cash and cash equivalents	14,651	(4,032)	14,842
Cash and cash equivalents, beginning of year	41,047	45,079	30,237

Cash and cash equivalents, end of year	$55,698	$41,047	$45,079

Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$3	$13
Cash receipts from interest	$3,342	$3,275	$1,233
Cash paid for income tax	$879	$4,219	$722

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

The Company completed an initial public offering, or IPO, of its common stock on August 8, 2007. In connection with the Company's IPO, the Company issued and sold 4,400,000 shares of common stock at a public offering price of $14.00 per share. The Company received net proceeds of $52,789 after deducting underwriting discounts and commissions of $4,312 and offering costs of $4,499. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 11,425,786 shares of the Company's common stock.

On July 18, 2007 the Company effected a one-for-3.13 reverse stock split of its common stock. All impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the reverse stock split. Impacted amounts include shares of common stock outstanding, share issuances, shares underlying stock options, stock appreciation rights and warrants, shares reserved and net income per share.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa Software Services, Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States, and Virtusa International, B.V., organized in the Netherlands. All intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax provisions, deferred tax assets and liabilities, and the valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(c) Foreign Currency Translation

The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which they operate. India, Sri Lanka, Netherlands and the United Kingdom's operating and capital expenditures are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are conducted in U.K. pounds sterling.

All transactions and account balances are recorded in the local currency. The Company translates the value of these non-U.S. subsidiaries' local currency denominated assets and liabilities into U.S. dollars at the rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). The local currency denominated statement of income amounts are translated into U.S. dollars using the average exchange rates in effect during the period. Realized foreign currency transaction gains and losses are included in the consolidated statements of income. The Company's non-U.S. subsidiaries do not operate in "highly inflationary" countries. During the quarter ended March 31, 2009, the Company corrected immaterial errors of $277, and $600, that originated in prior quarters of the current fiscal year with respect to the translation of share-based compensation expense recorded in foreign subsidiaries and the tax benefit associated with the intercompany foreign currency loss recorded on the Company's U.K. subsidiary, respectively. These adjustments impacted current taxes payable, currency translation adjustment, and additional-paid-in-capital, and had no impact on current earnings for the fiscal year ended March 31, 2009

(d) Derivative Instruments and Hedging Activities

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. The Company designates derivative contracts as cash flow hedges if it satisfies the criteria for hedge accounting under Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized immediately in the consolidated statement of income.

With respect to derivatives designated as cash flow hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If the Company determines that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to qualify for hedge accounting, the Company will prospectively discontinue hedge accounting with respect to that derivative.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(e) Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2009, cash equivalents consisted of money market instruments, U.S. Treasury bills and certificates of deposit.

The Company had restricted cash in India totaling $989 and $1,242 at March 31, 2009 and 2008, respectively, which includes restricted deposits with banks to secure the import of computer and other equipment of $164 and $242 at March 31, 2009 and 2008, respectively, deposits under lien of $186 and $299 respectively, against bank guarantees issued by a bank in favor of government agencies associated with the construction of the Company's campus facility in India, and deposits under lien of $639 and $701 respectively against a bank guarantee related to a tax appeal with the government of India at March 31, 2009 and 2008. Additionally at March 31, 2009 and 2008, respectively, the Company had restricted cash related to its hedging program of $2,500.

(f) Investment Securities

The Company classifies all debt securities as "available for sale" or "trading" in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income (loss), net of tax, as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income. Any realized gains and losses on trading securities are charged to the consolidated statement of income. Short-term investments are those with original maturities of more than three months and less than one year at the date of purchase and less than one year from the date of the balance sheet. Long-term investments are those with maturities of more than one year from the date of the balance sheet.

(g) Fair Value of Financial Instruments

At March 31, 2009 and 2008, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

(h) Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily comprised of cash and cash equivalents, investments, derivatives, accounts receivable and unbilled accounts receivable. The Company places its cash, investments and derivatives in highly-rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non-performance by the counterparties and, accordingly, does not require collateral.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

At March 31, 2009, four clients accounted for 17%, 14%, 12% and 11%, respectively, of gross accounts receivable. At March 31, 2008, one client accounted for 36% of gross accounts receivable. During the fiscal year ended March 31, 2009, sales to three clients accounted for 19%, 13% and 10% of the Company's revenue, respectively. During the fiscal year ended March 31, 2008, one client accounted for 27% of the Company's revenue.

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

(j) Long-lived Assets

The Company's long-lived assets include property and equipment. The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of the long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceed the fair value of the assets and the resulting losses are included in the statement of income.

(k) Internally-Developed Software

Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires certain research and development costs associated with the application development stage to be capitalized for internal use software. At March 31, 2009 and 2008, capitalized software development costs pursuant to SOP 98-1 were approximately $1,372 and $825, respectively. These costs were recorded in property and equipment. Capitalized internal use software development costs are amortized over their estimated useful life, generally three years, using the straight line method, beginning with the date that an asset is ready for its intended use. For the fiscal years ended March 31, 2009, 2008 and 2007, amortization of capitalized software development costs amounted to approximately $275, $326 and $230, respectively.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

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

Effective April 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 ("FIN 48"). In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions (see note 11).

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

Revenue on time-and-material contracts is recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. For contracts with fees based on time-and-materials, the Company recognizes revenue over the period of performance.

Revenue from fixed price contracts is accounted for under the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement-related costs. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Revenue includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in costs of revenue of $3,485, $4,303 and $3,312 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

(n) Costs of Revenue and Operating Expenses

Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to income as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $166, $172 and $207 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

General and administrative expenses include other operating items such as officers' and administrative personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, provision for doubtful accounts, depreciation and operating lease expenses.

(o) Share-Based Compensation

In accordance with the provisions of SFAS No. 123(R), Share Based Payment ("SFAS No. 123R"), the Company adopted the fair value recognition provisions using the modified prospective method. Accordingly, the statements of income for the fiscal years ended March 31, 2009, 2008 and 2007 include compensation costs related to newly granted share-based awards calculated in accordance with SFAS No. 123R, as well as for those issued in prior years calculated in accordance with SFAS No. 123 that vest after the adoption date. The compensation cost is determined by estimating the fair value at the grant date of the Company's common stock using the Black-Scholes option pricing model, and expensing the total compensation cost on a straight line basis (net of estimated forfeitures) over the requisite employee service period. Due to the fringe benefit tax in India, the Company estimated the fair value at grant date using the lattice model for stock options granted to employees based in India, during the fiscal years ended March 31, 2008 and 2009. The total SFAS 123R compensation expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $3,772, $3,041 and $2,911, respectively, with $588, $661 and $1,216, respectively, of this amount included in the costs of revenue, and $3,184, $2,380 and $1,695, respectively, included in selling, general and administrative expenses.

The fair value of each stock option is estimated on the date of grant using the respective option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2009	2008	2007
Risk-free interest rate	3.21%	4.02%	4.63%
Expected term (in years)	6.09	6.25	6.25
Anticipated common stock volatility	41.37%	43.8%	50.06%
Expected dividend yield	—	—	—

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. The Company's volatility assumption is based on the historical volatility rates of the common stock of its publicly held peers over periods commensurate with the expected term of each grant.

The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, the Company has elected to use the SAB No. 107 Share-Based Payments (as amended by SAB 110) "simplified" method of determining the expected term or life of its share-based awards.

As of March 31, 2009, there was $4,606 of total unrecognized compensation cost related to nonvested stock options granted under the Company's Amended and Restated 2000 Option Plan and the Company's 2007 Stock Option and Incentive Plan (see note 10 for a more complete description of these plans). That cost is expected to be recognized over a remaining weighted average period of 2.43 years.

In addition to the stock options described above, the Company established the 2005 Stock Appreciation Rights Plan, a stock appreciation rights (SARs) compensation plan during the fiscal year ended March 31, 2006 (see note 10 for a more complete description of this plan). Prior to the Company's IPO, SARs were required to be settled in cash under the terms of the plan. Thus, the Company determined the compensation cost and the future liability for these SARs by establishing the fair value of the SARs at the date of grant and remeasuring the fair value of the vested SARs at the close of each reporting period. Subsequent to the Company's IPO, the Company is required, under the terms of the plan to settle, and has settled, all exercised SARs in shares of the Company's common stock. Therefore, the SARs are now equity classified and are no longer remeasured. The liability measured as of the IPO date was $1,382 and this amount was reclassified as a component of additional paid in capital during the fiscal year ended March 31, 2008. During the fiscal years ended March 31, 2009, 2008 and 2007, the Company recognized compensation expense in the amount of $149, $455 and $984, respectively, with $122, $391 and $883 of this amount included in costs of revenue, and $27, $64 and $101 in selling, general and administrative expenses.

(p) Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.

(q) Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

(r) Recent Accounting Pronouncements

Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement ("SFAS No. 157"), see note 5. The Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP")

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

No. 157-2, Effective Date of FASB Statement No. 157, on February 12, 2008, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. This Standard is effective April 1, 2009 for the Company. The Company is currently evaluating the impact, if any, this FSP will have on its financial statements.

On March 19, 2008, SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS No. 161"), was issued. SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective April 1, 2009 for the Company. The adoption of SFAS No. 161 will not affect the Company's consolidated financial results, but will require certain additional disclosures.

On May 5, 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), was issued. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.This Standard is effective April 1, 2009 for the Company. The Company is currently evaluating the impact, if any, SFAS No. 162 will have on its financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits to require more detailed disclosures about the fair value measurements of employers' plan assets including (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in the Company's year ending March 31, 2010 consolidated financial statements. This statement does not impact the Company's consolidated financial results, but will require certain additional disclosures.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009, and there is no expected impact on the Company's consolidated financial results.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009, and there is no expected impact on the Company's consolidated financial results.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.

(s) Reclassifications

Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2009 presentation.

(3) Net Income per Share

Prior to the Company's IPO, the Company calculated net income per share in accordance with SFAS No. 128, Earnings per Share, and EITF Issue No. 03-6, Participating Securities and the Two—Class Method under FASB Statement 128 (EITF No. 03-6). EITF No. 03-6 clarifies the use of the "two-class" method for the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Company's series A, B, C and D redeemable convertible preferred stock were participating securities due to their participation rights related to cash dividends declared by the Company. When determining basic earnings per share under EITF No. 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. Net losses are not allocated to preferred stockholders.

Basic net income per share for the fiscal year ended March 31, 2007 has been calculated using the two class method. Basic net income per share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding. The net income available to common stockholders is calculated by deducting dividends allocable to the Company's redeemable convertible preferred stock from net income. There have been no dividends to common or redeemable convertible preferred stock for any of the periods presented. Diluted net income per share is computed giving effect to all potentially dilutive common stock, including options and all convertible securities to the extent they are dilutive.

Subsequent to the IPO, for the fiscal years ended March 31, 2009 and 2008, basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs and warrants, net of shares assumed to have been

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(3) Net Income per Share (Continued)

purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Fiscal Year Ended March 31,
	2009	2008	2007
Numerators:
Net income	$12,057	$17,771	$18,990
Net income allocated to participating redeemable convertible preferred stockholders	—	—	12,447

Net income available to common stockholders	$12,057	$17,771	$6,543

Denominators:
Weighted average common shares outstanding	22,763,759	21,368,470	6,005,619
Dilutive effect of employee stock options and warrants	1,275,473	1,828,021	919,756
Dilutive effect of stock appreciation rights	97,484	86,172	—
Dilutive effect of redeemable convertible preferred shares	—	—	11,425,786

Weighted average shares—Diluted	24,136,716	23,282,663	18,351,161

Net income per share—Basic	$0.53	$0.83	$1.09

Net income per share—Diluted	$0.50	$0.76	$1.03

During the fiscal years ended March 31, 2009, 2008, and 2007, options to purchase 1,177,861, 257,386 and 691,151 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At March 31, 2009, all of the Company's investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 5).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Investment Securities (Continued)

The following is a summary of investment securities as of March 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$17,428	$84	$(70)	$17,442
Non-current	5,032	13	(79)	4,966
Auction-rate securities:
Non-current	1,000	—	(96)	904
Medium and short-term notes:
Current	1,402	—	(2)	1,400
Non-current	1,006	2	—	1,008
Euro dollar bonds:
Current	1,501	—	(10)	1,491
Non-current	2,663	57	—	2,720
Treasury coupons:
Current	3,000	—	—	3,000
Non-current	12,391	47	(15)	12,423

Total available-for-sale securities	45,423	203	(272)	45,354
Trading securities:
Auction-rate securities (non-current)	5,501	532	—	6,033

Total investments	$50,924	$735	$(272)	$51,387

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Investment Securities (Continued)

The following is a summary of investment securities as of March 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper:
Current	$14,969	$2	$(14)	$14,957
Non-current	—	—	—	—
Corporate bonds:
Current	11,948	63	(8)	12,003
Non-current	4,673	25	(33)	4,665
Auction-rate securities:
Current	—	—	—	—
Non-current	8,350	—	(385)	7,965
Treasury coupons:
Current	7,579	10	(9)	7,580
Non-current	1,000	2	—	1,002
Medium and short-term notes:
Current	4,159	11	(8)	4,162
Non-current	726	—	(1)	725
Euro dollar bonds:
Current	1,300	12	—	1,312
Non-current	1,506	20	—	1,526
Municipal bonds:
Current	—	—	—	—
Non-current	1,200	8		1,208
Certificates of deposit:
Current	800	2		802
Non-current	—	—	—	—

Total investments	$58,210	$155	$(458)	$57,907

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2009 are temporary. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments cost, the length of time the investments have been in an unrealized loss position and the Company's ability to hold the investments to maturity.

The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2009 and March 31, 2008:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2009:
Corporate bonds	$5,253	$(70)
Medium and short-term notes	700	(2)
Euro dollar bonds	1,491	(10)

Total	$7,444	$(82)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2009:
Corporate bonds	$3,287	$(79)
Auction-rate securities	1,000	(96)
Treasury coupons	2,154	(15)

Total	$6,441	$(190)

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2008:
Commercial paper	$7,929	$(14)
Corporate bonds	4,910	(41)
Auction rate securities	7,965	(385)
Treasury coupons	5,070	(9)
Medium and short-term notes	1,967	(9)

Total	$27,841	$(458)

Available-for-sale and trading securities by contractual maturity were as follows:

March 31, 2009
Due in one year or less	$23,333
Due after 1 year through 5 years	21,117
Due after 5 years	6,937

Total	$51,387

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Investment Securities (Continued)

The Company previously invested in auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2009, due to the auction failures, the Company reclassified its investment in auction-rate securities from short-term investments to long-term investments, reflecting the fact that the Company's auction-rate securities had underlying final maturities of greater than one year and the Company's intent and ability to hold the securities beyond one year. These investments were recorded at fair value at March 31, 2009 and 2008, respectively.

In November 2008, the Company entered into an agreement (the "Agreement") with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right (the "Put Option") to sell these auction-rate securities back to the investment firm at par, at the Company's sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company's behalf at par any time after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of $1,174, and recorded a corresponding long term asset. As a result of accepting the Agreement, the Company recognized an other-than-temporary impairment loss of $1,174 on the related auction-rate security investments. Simultaneously, the Company transferred these auction-rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the fiscal year ended March 31, 2009 as the impact was offsetting. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction-rate securities with no material net impact to the consolidated statement of income.

During the fiscal years ended March 31, 2009 and 2008, the Company recorded net realized gains on investments of $18 and $64 on sales of marketable securities, respectively.

(5) Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted SFAS No. 157. In February 2008, the FASB issued FSP No. FAS 157-2, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only and is evaluating the impact on all non-financial assets and liabilities. Other than disclosure, the adoption of SFAS No. 157 had no effect on the Company's operating results or financial position. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("SFAS No. 159"), which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. The Company adopted SFAS No. 159 as of April 1, 2008, and did not elect the fair value option for any of the Company's eligible financial assets and financial liabilities. During fiscal year ended March 31, 2009, the Company elected the fair value option pursuant to SFAS No. 159 to account for the Put Option (as defined and described below) related to the Company's auction-rate securities.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$16,424	$—	$—	$16,424
Investments:
Available-for-sales securities—current	23,333	—	—	23,333
Available-for-sales securities—non-current	21,117	—	904	22,021
Trading securities—non-current	—	—	6,033	6,033
Derivative instruments—current & non-current	—	585	—	585
Other long-term assets:
Put Option	—	—	642	642

Total assets	$60,874	$585	$7,579	$69,038
Liabilities:
Derivative instruments—current & non-current	$—	$9,301	$—	$9,301

Total liabilities	$—	$9,301	$—	$9,301

The Company's investments in auction-rate securities and the related Put Option are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities and related Put Option were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, the Company reclassified its investment in auction-rate securities from short-term investments to long-term investments, reflecting the fact that the Company's auction-rate securities had underlying final maturities of greater than one year and the Company's intent and ability to hold the securities beyond one year. These investments were recorded at fair value at March 31, 2009 and 2008, respectively.

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets as of March 31, 2009:

Level 3 Assets
Balance at April 1, 2008	$7,965
Auction-rate securities redeemed at par value	(675)
Total unrealized gains (losses):
Included in earnings, net	—
Included in accumulated other comprehensive income	289

Balance at March 31, 2009	$7,579

During the fiscal year ended March 31, 2009, the Comapny recognized unrealized gains on certain auction-rate securities, which were fully offset by the unrealized loss on the Put Option.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Property and Equipment

Property and equipment and their estimated useful lives in years consists of the following:

		March 31,
	Estimated Useful Life (Years)
		2009	2008
Computer equipment	3	$14,427	$17,043
Furniture and fixtures	7	2,278	1,768
Vehicles	4	149	229
Software	3	4,726	3,689
Leasehold improvements	Lesser of estimated useful life or lease term	3,933	3,476
Buildings	15 - 30	9,482	—
Land		390	—
Capital work-in-progress		1,710	9,559

		37,095	35,764
Less—accumulated depreciation and amortization		17,415	18,931

		$19,680	$16,833

Depreciation and amortization expense for the fiscal years ended March 31, 2009, 2008 and 2007 was $4,406, $3,923 and $3,272, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date.

(7) Accrued liabilities

Accrued liabilities consist of the following:

	March 31, 2009	March 31, 2008
Accrued taxes	$1,082	$2,564
Accrued professional fees	1,633	1,317
Accrued miscellaneous	4,632	2,996

Total	$7,347	$6,877

(8) Debt

The Company has a $3,000 revolving line of credit with a bank with a $1,500 sub-limit for letters of credit as of March 31, 2009. The revolving line of credit also includes a foreign exchange line of credit requiring 15% of the notional amount of the foreign exchange contracts to be supported by the Company's borrowing base. Advances under this credit facility accrue interest at an annual rate equal to 2.5% plus the greater of i) the prime rate or ii) 3.25%. The credit facility is secured by the grant of a security interest in certain of the Company's U.S. assets in favor of the bank and contains financial and reporting covenants

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(8) Debt (Continued)

and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. The Company has a $300 outstanding letter of credit under the facility to collateralize the office lease in Westborough, MA. As of March 31, 2009, there are no other amounts outstanding under this credit facility. The Company is currently renegotiating the credit facility, which expires on June 29, 2009. The Company had no amounts outstanding, other than the letter of credit referenced above,under this credit facility as of March 31, 2009.

Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of fiscal 2009, $4,000 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the current fiscal year. No amounts were due as of March 31, 2009, but the Company may elect to utilize this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(9) Treasury Stock

Since July 2008, the Company has had a stock repurchase program in place that authorized the purchase of up to $15,000 of the shares of the Company's outstanding common stock on or prior to July 28, 2009 subject to certain price and other trading restrictions. During the fiscal year ended March 31, 2009, the Company purchased an aggregate of 1,339,823 shares of its common stock for an aggregate purchase price of approximately $7,802, representing an average purchase price per share of $5.82. Repurchased shares have been recorded as treasury shares and will be held until the Company's board of directors designates that these shares be retired or used for other purposes.

(10) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

The Company's Amended and Restated 2000 Stock Option Plan (the 2000 Plan), was adopted in the fiscal year ended March 31, 2001 under which shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 3,281,149 as of March 31, 2009. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value.

In July 2005, the Company adopted the Virtusa Corporation 2005 Stock Appreciation Rights Plan (the SAR Plan). Under the SAR Plan, the Company may grant up to 479,233 SARs to employees and consultants of Virtusa and its foreign subsidiaries, and settles the SARs in cash or common stock, as set forth in the SAR Plan. Prior to the Company's IPO, the SARs could only be settled in cash. After the Company's IPO, the cash settlement feature of the SARs ceased and exercises may only be settled in shares of the Company's common stock.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(10) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

The Company's board of directors and its stockholders approved the Company's 2007 Stock Option and Incentive Plan (the 2007 Plan), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan or the SAR Plan.

The following tables summarize stock option and restricted stock award activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2009, 2008 and 2007:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at March 31, 2006	1,950,015	$3.29
Granted	610,032	5.46
Exercised	(82,899)	1.55
Forfeited	(134,746)	5.05

Outstanding at March 31, 2007	2,342,402	3.82
Granted	464,524	13.88
Exercised	(166,979)	2.86
Forfeited	(88,190)	5.93

Outstanding at March 31, 2008	2,551,757	5.64
Granted	613,504	8.52
Exercised	(491,489)	2.54
Forfeited	(324,291)	8.06

Outstanding at March 31, 2009	2,349,481	4.94

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(10) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Activity
	Number of Restricted Stock Awards	Weighted Average Issuance Price
Outstanding at March 31, 2008	—	—
Awarded	628,860	$7.86
Released	(98,861)	9.36
Forfeited	(49,119)	7.53

Outstanding at March 31, 2009	480,880	7.59

The following table summarizes options exercisable and shares available for future grant under the 2000 Plan and 2007 Plan at March 31, 2009:

March 31, 2009
Options exercisable	1,368,430
Shares available for future grant	305,337

The aggregate intrinsic value and weighted average remaining contractual life of stock options outstanding at March 31, 2009 was approximately $3,468 and 6.64 years, respectively. The aggregate intrinsic value, weighted average remaining contractual life and weighted average exercise price of stock options exercisable at March 31, 2009 were $2,985, 5.36 years and $4.94, respectively. The aggregate intrinsic value of options vested during the fiscal year ended March 31, 2009 was $3,293. The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2009, 2008 and 2007 was $1,572, $1,536 and $381, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2009, 2008 and 2007 was $8.52, $13.88 and $2.99, respectively. During the fiscal year ended March 31, 2009, the Company realized $391 of income tax benefit from the exercise of stock options.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(10) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2009, 2008 and 2007 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price
Outstanding at March 31, 2006	183,870	$3.85
Granted	51,360	4.73
Exercised	(5,223)	2.13
Forfeited or expired	(33,766)	4.48

Outstanding at March 31, 2007	196,241	4.04
Granted	—	—
Exercised	(22,466)	2.68
Forfeited or expired	(22,501)	4.58

Outstanding at March 31, 2008	151,274	4.12
Granted	—	—
Exercised	(15,945)	3.32
Forfeited or expired	(22,443)	4.71

Outstanding at March 31, 2009	112,886	4.11

SARs exercisable and available for future grant at March 31, 2009:

March 31, 2009
SARs exercisable	78,185
SARs available for future grant	—

The aggregate intrinsic value and weighted average remaining contractual life of outstanding SARs were approximately $258 and 4.95 years at March 31, 2009. The aggregate intrinsic value and weighted average remaining contractual life of the exercisable SARs at March 31, 2009 were approximately $203 and 4.15 years, respectively. The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2009 and 2008 was $80 and $293, respectively.

The weighted average fair value of SARs granted during the fiscal years ended March 31, 2007 was $2.72. There were no SARs granted during the fiscal years ended March 31, 2008 and 2009.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Income Taxes

The income (loss) before income tax expense (benefit) shown below is based on the geographic location to which such income (loss) is attributed for each of the fiscal years ended March 31, 2009, 2008 and 2007:

	Year Ended March 31,
	2009	2008	2007
United States	$(2,538)	$7,878	$6,811
Foreign	15,406	14,750	8,549

Total	$12,868	$22,628	$15,360

The provision (benefit) for income taxes for each of the fiscal years ended March 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended March 31,
	2009	2008	2007
Current provision:
Federal	$388	$1,538	$262
State	(14)	863	430
Foreign	1,764	2,065	717

Total current provision	$2,138	$4,466	$1,409

Deferred provision (benefit):
Federal	$(290)	$1,587	$3,195
State	(23)	(81)	540
Foreign	(1,016)	(1,115)	5

Total deferred provision (benefit)	$(1,329)	$391	$3,740

Change in valuation allowance	—	—	(8,779)

Total provision (benefit) for income taxes	$809	$4,857	$(3,630)

The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2009	2008	2007
Statutory tax rate	34.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S federal income tax effects	(0.5)	2.1	3.1
Benefit from foreign subsidiaries' tax holidays	(34.6)	(17.7)	(13.8)
Change in valuation allowance	—	—	(56.8)
Permanent items	6.2	3.6	4.3
Other adjustments	1.2	(0.5)	5.6

Effective income tax (benefit) rate	6.3%	21.5%	(23.6)%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Income Taxes (Continued)

Deferred tax assets (liabilities) as of March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008
Deferred revenue	$280	$133
Bad debt reserve	283	232
Depreciation	274	181
Tax credit carryforwards	1,706	1,035
Accrued expenses and reserves	1,047	1,033
Compensation expense	2,091	2,043
Unrealized losses	3,498	673

Total deferred tax assets	$9,179	$5,330
Unrealized gains	(145)	—

Total deferred tax liabilities	(145)	—
Net deferred tax assets/liabilities	$9,034	$5,330

The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate taxable income during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

During the year ended March 31, 2009, the Company recorded $3,344 of net income tax benefit directly in Other Comprehensive Income related to the unrealized gain/loss on available for sale securities, and the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long term intercompany balances. During the year ended March 31, 2009, the Company recognized $391 of net income tax benefit directly in Additional Paid in Capital related to net excess tax benefits of share-based compensation.

The Company's Indian subsidiaries, collectively referred to as the Indian subsidiaries, are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park, or STP, which they operate. The Indian subsidiaries currently operate two STPs, one in Chennai and one in Hyderabad. Substantially all of the earnings of both STPs qualify as tax-exempt export profits. These holidays will be completely phased out by March 2010, and at that time any STP profits would be fully taxable at the Indian statutory rate, which is currently 34.0%. At March 31, 2009, the Indian subsidiaries have an Indian Minimum Alternative Tax (MAT) credit carryforward of $1,706, which is available to reduce certain future Indian income tax liabilities, and which expires at various dates through 2016. The Indian subsidiaries also operate two development centers in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. In particular, the Company is building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. In addition, the Company has leased facilities in an SEZ designated location in Chennai, India. The Company's profits from the SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal 2009.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Income Taxes (Continued)

In addition, the Company's Sri Lankan subsidiary, referred to as Virtusa SL, was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated multiple extensions of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that the Company meet certain new job creation and investment criteria in Sri Lanka. The current agreement provides income tax exemption for all business income.

The effect of the India and Sri Lanka income tax holidays was to reduce the overall tax provision and increase both net income and diluted net income per share in the fiscal years ended March 31, 2009, 2008 and 2007 by $4,505, $3,949 and $2,443, respectively, and by $0.19, $0.17 and $0.13, respectively. The India STP holiday, which is set to expire on March 31, 2010, increased net income and diluted net income per share in the fiscal years ended March 31, 2009, 2008 and 2007 by $3,301, $2,834 and $1,956 and by $0.14, $0.12 and $0.11, respectively.

The Company intends to indefinitely reinvest all of its foreign earnings outside of the United States. Pursuant to Accounting Principles Board Opinion (APB) No. 23, Accounting for Income Taxes—Special Areas, no incremental U.S. income taxes have been provided for approximately $46,750 of unremitted earnings of international subsidiaries as of March 31, 2009. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the permanently reinvested undistributed earnings is not practically determinable.

FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be take in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Due to the geographical scope of our operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease our effective tax rate, as well as impact our operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements. The Company's major taxing jurisdictions include the United States, United Kingdom, India, Sri Lanka and the Netherlands. With few exceptions, the Company remains subject to examination for all fiscal years ended after March 31, 2001.

The Company adopted the provisions of FIN 48, on April 1, 2007. The cumulative effect of adopting FIN 48 of $95 was recorded as a reduction to opening retained earnings and an increase to long-term liabilities. The total amount of unrecognized tax benefits of $680 and $756 as of March 31, 2009 and April 1, 2008, respectively, would reduce income tax expense and the effective income tax rate, if recognized. No significant changes in the unrecognized tax benefit balance are expected in the next twelve months.

The following summarizes the activity related to the gross unrecognized tax benefits from April 1, 2008 through March 31, 2009:

Balance as of April 1, 2008	$756
Foreign currency translation related to prior year tax positions	(115)
Increases related to prior year tax positions	39

Balance as of March 31, 2009	$680

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Income Taxes (Continued)

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued for interest and penalties relating to certain tax matters in India at March 31, 2009 and March 31, 2008 was $213 and $214, respectively. The total accrued interest and penalties relating to certain tax matters in the United States at March 31, 2009 and March 31, 2008 was $73 and $60, respectively. At March 31, 2009 and March 31, 2008, the Company had $6 and $7 accrued for interest and penalties relating to certain tax matters in the United Kingdom.

Currently, the Company is under income tax examination in India. The Indian taxing authorities issued an assessment order with respect to their examination of the tax returns for the fiscal years ended March 31, 2004 and 2005 of the Company's Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. The Company is contesting the assessment and has filed appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority. As of March 31, 2009, the Company accrued $427 related to this matter. The Indian taxing authorities have started review of fiscal years ending March 31, 2006 and 2007.

(12) Post-retirement Benefits

The Company has noncontributory defined benefit plans (the Benefit Plans) covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation. The Company uses March 31 as a measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2009	2008	2007
Components of net periodic pension expense
Expected return on plan assets	$(90)	$(36)	$—
Service costs for benefits earned	338	232	125
Interest cost on projected benefit obligation	88	61	30
Recognized net actuarial loss	26	12	—

Net periodic pension expense	$362	$269	$155

Actuarial assumptions

	Year Ended March 31,
	2009	2008	2007
Discount rate	6.75% - 15.75%	8.0% - 15.0%	9.0%
Compensation increases (annual)	5.50% - 10.00%	6.5% - 12.0%	6.5% - 8.0%
Expected return on assets	8.50% - 10.00%	8.0% - 8.5%	—

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Post-retirement Benefits (Continued)

Discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2009 were used to measure the year-end benefit obligations and the earnings effects for the subsequent year.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company amortizes unrecognized actuarial gains or losses over a period no longer than the average future service of employees.

The Company's benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO, respectively) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Accumulated benefit obligation and projected benefit obligation

	March 31,
	2009	2008
Accumulated benefit obligation	$935	$628

Projected benefit obligation:
Balance at April 1,	$973	$575
Service cost	338	232
Interest cost	88	61
Actuarial loss	(50)	167
Benefits paid	(204)	(95)
Exchange rate adjustments	(177)	33

Balance at March 31,	$968	$973

Fair value of plan assets

March 31, 2009
Balance at April 1, 2008	$976
Employer contributions	303
Actual gain on plan assets	68
Benefits paid	(204)
Exchange rate adjustments	(177)

Balance at March 31, 2009	$966

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Post-retirement Benefits (Continued)

Plan asset allocation

	March 31, 2009
	Target Allocation	Actual Allocation
Government securities	70 - 80%	75%
Corporate debt	10 - 20%	18%
Other	1 - 10%	7%

The Company's plan assets are being managed by the respective insurance companies in India and Sri Lanka.

Pension liability

	March 31,
	2009	2008
PBO	$968	$973
Fair value of plan assets	966	976

Funded status recognized	$2	$(3)
Amount recorded in stockholders' equity
Net actuarial loss	$202	$303

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ending March 31, 2010 is $16. The Company expects to contribute $290 to its gratuity plans during the fiscal year ending March 31, 2010.

The pretax amounts or prior service cost recognized in Accumulated Other Comprehensive income consists of:

	March 31,
	2009	2008	2007
Prior Service Cost (credit),	$(31)	$—	$—
Net Amortization Gain (Loss)	(13)	—	—

Total	$(44)	$—	$—

Estimated future benefits payments

Fiscal year ending March 31:
2010	$157
2011	199
2012	231
2013	317
2014	383
2015 - 2019	2,130

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) 401(k) Plan

The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the 401(k) Plan on a pre-tax and/or Roth basis. The 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. The Company accounts for these matching contributions on an accrual basis. At March 31, 2009 and 2008, the Company accrued $187 and $21 for the employer match, respectively. The 401(k) Plan may be amended at the direction of the Board to discontinue the safe harbor match program at any time.

(14) Related Party Transactions

During the fiscal years ended March 31, 2009, 2008 and 2007, the Company purchased approximately $7, $387, and $1,048, respectively, in services from Lotus Travel Services. The managing director of Lotus Travel Services is a relative of an executive officer of the Company.

During the fiscal year ended March 31, 2007, the Company made capital and operating lease payments for equipment of approximately $230 to Alliance Finance Company. Relatives of an executive officer of the Company are directors of Alliance Finance Company.

(15) Commitments, Contingencies and Guarantees

The Company leases office space under operating leases, which expire at various dates through the year 2014. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum lease payments under non-cancelable operating leases at March 31, 2009 are:

Operating Leases
Fiscal year ending March 31:
2010	$4,257
2011	2,884
2012	1,734
2013	1,188
2014 and thereafter	170

$10,233

The operating lease commitment for the fiscal year ending March 31, 2010 is net of $140 of sublease income. Total rental expense was approximately $4,706, $5,957 and $3,417 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

The Company continues to construct a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India which includes planned construction of approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $22,700, of which $13,714 was spent as of March 31, 2009. As of March 31, 2009, the Company had outstanding fixed capital commitments of $9,137, net of advances, related to this facility construction.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(15) Commitments, Contingencies and Guarantees (Continued)

The Company has deposits under lien of $186 against a bank guarantee issued by a bank in favor of Andhra Pradesh Industrial Infrastructure Corporation Limited which would be forfeited if the Company fails to meet certain hiring criteria with established timelines at its Hyderabad facility.

The Company indemnifies its officers and directors for certain events or occurrences under charter and indemnification agreements while the officer or director is, or was serving, at its request in a defined capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2009.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2009.

The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse affect on its financial statements.

(16) Derivative Financial Instruments and Trading Activities

The Company enters into foreign currency derivative contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies, particularly between the Indian rupee and the U.S. dollar and the U.K. pound sterling. The notional principal amounts of these foreign currency derivative contracts as of March 31, 2009 and 2008 were $57,603 and $73,101, respectively.

During the fiscal years ended March 31, 2009 and 2008, the Company entered into certain foreign currency derivative contracts which met the criteria for hedge accounting as cash flow hedges pursuant to SFAS No. 133. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss) until the hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the hedged item, whether it be to cost of sales or operating expenses. During the fiscal year ended March 31, 2009, the Company recognized $122 due to ineffective hedges in the consolidated statements of income. During the next 12 months, net losses on derivative instruments included in accumulated other comprehensive income of approximately $7,315 are expected to be reclassified into earnings.

In connection with the cash flow hedges, the Company has recorded an unrealized loss of $4,322 and $931, net of tax as a component of accumulated other comprehensive income (loss) within stockholder's equity as of March 31, 2009 and 2008, respectively.

Foreign currency (gains) losses on settlement of cash flow hedges were $5,919, $(272) and $202 during the fiscal years ended March 31, 2009, 2008 and 2007, respectively, which were recorded in operating income.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Business Segment Information

The Company's Chief Operating Decision Maker (CODM) reviews discrete financial information for the Company's operations in the following operating segments: (i) the communications content and technology operating segment, which includes communications and technology; (ii) the banking financial services and insurance; and (iii) media and information operating segment. The CODM reviews historical forecast, summary and detailed revenue and margin information to monitor the operating performance and assess overall profitability of the Company. Discrete financial information is not available or reviewed by the CODM for any of the industries contained within these operating segments. The Company aggregates the three operating segments into a single reportable segment, information technology services.

Geographic information:

Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2009	2008	2007
Customer revenue:
North America	$124,582	$113,447	$92,356
Europe	44,368	51,125	31,887
Other	3,992	626	417

Consolidated revenue	$172,942	$165,198	$124,660

	March 31,
	2009	2008
Long-lived assets, net of accumulated depreciation:
United States	$1,376	$1,843
India	15,636	11,758
Sri Lanka	2,649	3,194
United Kingdom	19	38

Consolidated long-lived assets, net	$19,680	$16,833

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Revenue	$41,437	$44,940	$44,022	$42,543	$45,040	$42,455	$40,257	$37,446
Costs of revenue	23,402	25,286	28,344	28,068	24,904	23,307	23,038	21,598

Gross profit	18,035	19,654	15,678	14,475	20,136	19,148	17,219	15,848
Operating expenses	14,132	14,279	14,989	14,464	14,521	13,281	12,510	12,660

Income from operations	3,903	5,375	689	11	5,615	5,867	4,709	3,188
Other income	277	2,030	(199)	780	1,163	1,096	801	189

Income before income tax expense (benefit)	4,180	7,405	490	791	6,778	6,963	5,510	3,377
Income tax expense (benefit)	562	1,107	(806)	(54)	1,519	1,706	943	689

Net income	$3,618	$6,298	$1,296	$845	$5,259	$5,257	$4,567	$2,688

Net income per share—Basic	$0.16	$0.28	$0.06	$0.04	$0.23	$0.23	$0.21	$0.15
Net income per share—Diluted	0.15	0.27	0.05	0.03	0.21	0.21	0.20	0.13

(19) Subsequent Events

On April 3, 2009, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,757 (approximately $2,582) and will expire on various dates during the period ending June 30, 2009. The weighted average U.K. pound sterling rate associated with these contracts is approximately 1.47.

On May 28, 2009, Virtusa Corporation (the "Company") purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 228,189 Indian rupees (approximately $4,711) and an average settlement rate of 48.44 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 57,048 Indian rupees (approximately £744) and have an average settlement rate of 76.65 Indian rupees. These contracts will expire at various dates during the period ending on March 31, 2011. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on May 28 of $1.59, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 48.39 Indian rupees. Such blended weighted average Indian rupee rate is subject to change, to the extent of any appreciation or deprecation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above. In addition, the Company pledged to a bank an additional $2,500 as restricted cash as collateral for the settlement with respect to such foreign currency forward contracts. The Company has an aggregate of $5,000 of restricted cash pledged to this bank as collateral for the Company's foreign currency forward contracts with such bank.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(1) Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(2) Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3) Changes in Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2009.

Item 11.    Executive Compensation.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2009.

Item 14.    Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

2. Financial Statement Schedules

The financial statement schedule entitled "Schedule II—Valuation and Qualifying Accounts" is filed as part of this Annual Report on Form 10-K under this Item 15.

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

Under date of May 28, 2009, we reported on the consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009, which are contained in the March 31, 2009 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
May 28, 2009

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2009, 2008, and 2007

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2007	$415	$202	$(197)	$420
Year ended March 31, 2008	$420	$440	$(207)	$653
Year ended March 31, 2009	$653	$533	$(145)	$1,041

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
3.2
Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.1
Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.2
Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.1
Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.3	+
Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.4	+
2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.5	†
Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.6	*	Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.7	*†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.8	+
Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.9	†
Provision of IT Services for BT Contract by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.10	*†	Amendment No. 5 to the BT Contract by and between Registrant and British Telecommunications plc, dated as of March 31, 2009.
10.11	*†	Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6.
10.12
Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of September 29, 2006, as amended by Amendment Nos. 1-4 thereto, including Amended and Restated Revolving Credit Note, Amended and Restated Security Agreement, Negative Pledge Agreement and Stock Pledge Agreement, each dated as of September 29, 2006 (previously filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.13
Fifth Amendment to Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of July 30, 2008 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.14	*	Sixth Amendment to Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of March 31, 2009.
10.15	+
Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.16	+
Executive Agreement between the Registrant and Danford F. Smith, dated as of April 5, 2007 (previously filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.17	+
Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.18	+
Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.19	+
Executive Agreement between the Registrant and T.N. Hari, dated as of April 5, 2007 (previously filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.20	+
Offer Letter by and between Ranjan Kalia and Registrant dated as of April 16, 2008 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.21	+
FY2009 Bonus Plan by and between Raj Rajgopal and Registrant for the fiscal year ending March 31, 2009(previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.22	+
Separation Agreement between the Registrant and Mr. Danford Smith dated as of August 28, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 29, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.23		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.24	+
2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.25
Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.26
Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.27	+
FY 2007 Executive Variable Incentive Cash Compensation Program (previously filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.28	+
Non-Employee Director Compensation Policy (previously filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.29	+
FY2008 Virtusa Corporation Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.30	+
FY2009 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.31
Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.32
LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
21.1		Subsidiaries of Registrant (previously filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)

Exhibit No.		Exhibit Title
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of May, 2009.

VIRTUSA CORPORATION
	By:	/s/ Kris Canekeratne Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)
Date: May 28, 2009

POWER OF ATTORNEY AND SIGNATURES

We the undersigned officers and directors of Virtusa Corporation, hereby severally constitute and appoint Kris Canekeratne and Ranjan Kalia, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable Virtusa Corporation to comply with the provisions of the Securities Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of May, 2009.

Signature	Title

/s/ Kris Canekeratne Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Ranjan Kalia Ranjan Kalia	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Robert E. Davoli Robert E. Davoli	Director
/s/ Izhar Armony Izhar Armony	Director
/s/ Ronald T. Maheu Ronald T. Maheu	Director
/s/ Martin Trust Martin Trust	Director
/s/ Rowland Moriarty Rowland Moriarty	Director
/s/ William K. O'Brien William K. O'Brien	Director

Exhibit Index

Exhibit No.		Exhibit Title
3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
3.2
Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.1
Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.2
Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.1
Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended by a First Amendment thereto, dated as of November 2000, and a Second Amendment and Extension of Lease thereto, dated as of December 30, 2003 (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.3	+
Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.4	+
2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.5	†
Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.6	*	Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.7	*†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.8	+
Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.9	†
Provision of IT Services for BT Contract by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment numbers 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.10	*†	Amendment No. 5 to the BT Contract by and between Registrant and British Telecommunications plc, dated as of March 31, 2009.
10.11	*†	Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6.
10.12
Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of September 29, 2006, as amended by Amendment Nos. 1-4 thereto, including Amended and Restated Revolving Credit Note, Amended and Restated Security Agreement, Negative Pledge Agreement and Stock Pledge Agreement, each dated as of September 29, 2006 (previously filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.13
Fifth Amendment to Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of July 30, 2008 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.14	*	Sixth Amendment to Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of March 31, 2009.
10.15	+
Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.16	+
Executive Agreement between the Registrant and Danford F. Smith, dated as of April 5, 2007 (previously filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.17	+
Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.18	+
Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.19	+
Executive Agreement between the Registrant and T.N. Hari, dated as of April 5, 2007 (previously filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.20	+
Offer Letter by and between Ranjan Kalia and Registrant dated as of April 16, 2008 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.21	+
FY2009 Bonus Plan by and between Raj Rajgopal and Registrant for the fiscal year ending March 31, 2009(previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.22	+
Separation Agreement between the Registrant and Mr. Danford Smith dated as of August 28, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 29, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.23		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.24	+
2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.25
Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.26
Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.27	+
FY 2007 Executive Variable Incentive Cash Compensation Program (previously filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.28	+
Non-Employee Director Compensation Policy (previously filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.29	+
FY2008 Virtusa Corporation Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.30	+
FY2009 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.31
Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.32
LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
21.1		Subsidiaries of Registrant (previously filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)

Exhibit No.		Exhibit Title
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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