Form 10-K/A
period 2009-03-31
VIRTUSA CORP
filed 2009-07-15
CIK 1207074

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

Amendment No. 1

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
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive Proxy Statement for its 2009 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2009. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K, as amended. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K, as amended.

 EXPLANATORY NOTE

        This Amendment No. 1 to the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was originally filed with the Securities and Exchange Commission (the "Commission") on May 28, 2009, is being filed solely for the purpose of revising portions of Exhibit 10.11 in order to disclose certain information for which confidential treatment had been requested, in response to comments made by the Commission to the registrant's request for confidential treatment with respect to Exhibit 10.11. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment. This Amendment No. 1 to the registrant's Annual Report on Form 10-K does not reflect events occurring after the original filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

Exhibit No.		Exhibit Title
10.5	†	Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.6	***	Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.7	***†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.8	+
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
10.10	***†	Amendment No. 5 to the BT Contract by and between Registrant and British Telecommunications plc, dated as of March 31, 2009.
10.11	*†	Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6.
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
10.14	***	Sixth Amendment to Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of March 31, 2009.
10.15	+
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

Exhibit No.		Exhibit Title
10.30	+	FY2009 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
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
21.1		Subsidiaries of Registrant (previously filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
23.1	***	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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

***
Previously filed.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July, 2009.

VIRTUSA CORPORATION
	By:	/s/ KRIS CANEKERATNE Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)
Date: July 15, 2009

POWER OF ATTORNEY AND SIGNATURES

        We the undersigned officers and directors of Virtusa Corporation, hereby severally constitute and appoint Kris Canekeratne and Ranjan Kalia, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, as amended, and generally to do all things in our names and on our behalf in such capacities to enable Virtusa Corporation to comply with the provisions of the Securities Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of July, 2009.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director

Signature	Title

/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director

 EXHIBIT INDEX

Exhibit No.		Exhibit Title
3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.2		Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.5	†	Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.6	***	Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.7	***†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.8	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.9	†	Provision of IT Services for BT Contract by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.10	***†	Amendment No. 5 to the BT Contract by and between Registrant and British Telecommunications plc, dated as of March 31, 2009.
10.11	*†	Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6.

Exhibit No.		Exhibit Title
10.12		Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of September 29, 2006, as amended by Amendment Nos. 1-4 thereto, including Amended and Restated Revolving Credit Note, Amended and Restated Security Agreement, Negative Pledge Agreement and Stock Pledge Agreement, each dated as of September 29, 2006 (previously filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.13		Fifth Amendment to Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of July 30, 2008 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.14	***	Sixth Amendment to Amended and Restated Credit Agreement between Registrant and Citizens Bank of Massachusetts, dated as of March 31, 2009.
10.15	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.16	+	Executive Agreement between the Registrant and Danford F. Smith, dated as of April 5, 2007 (previously filed as Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.17	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.18	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.19	+	Executive Agreement between the Registrant and T.N. Hari, dated as of April 5, 2007 (previously filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.20	+	Offer Letter by and between Ranjan Kalia and Registrant dated as of April 16, 2008 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.21	+	FY2009 Bonus Plan by and between Raj Rajgopal and Registrant for the fiscal year ending March 31, 2009(previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.22	+	Separation Agreement between the Registrant and Mr. Danford Smith dated as of August 28, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed August 29, 2008, and incorporated herein by reference).
10.23		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.24	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.25		Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.26		Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.27	+	FY 2007 Executive Variable Incentive Cash Compensation Program (previously filed as Exhibit 10.19 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.28	+	Non-Employee Director Compensation Policy (previously filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.29	+	FY2008 Virtusa Corporation Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.30	+	FY2009 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.31		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.32		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
21.1		Subsidiaries of Registrant (previously filed as Exhibit 21.1 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
23.1	***	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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

***
Previously filed.

QuickLinks

EXPLANATORY NOTE
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY AND SIGNATURES
EXHIBIT INDEX