Form 10-Q
period 2009-06-30
VIRTUSA CORP
filed 2009-08-03
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of July 29, 2009:

Class	Number of Shares
Common Stock, par value $.01 per share	23,635,292

Virtusa Corporation and Subsidiaries

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2009	March 31, 2009
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$63,523	$55,698
Short-term investments	21,828	23,333
Accounts receivable, net of allowance of $1,374 and $1,041 at June 30, 2009 and March 31, 2009, respectively	26,861	28,244
Unbilled accounts receivable	3,810	4,005
Prepaid expenses	4,996	5,050
Deferred income taxes	2,686	4,139
Other current assets	5,127	5,668

Total current assets	128,831	126,137
Property and equipment, net of accumulated depreciation of $19,129 and $17,415 at June 30, 2009 and March 31, 2009, respectively	20,125	19,680
Long-term investments	31,321	28,054
Restricted cash	855	3,489
Deferred income taxes	4,354	5,040
Other long-term assets	4,660	4,623

Total assets	$190,146	$187,023

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,204	$5,499
Accrued employee compensation and benefits	8,532	9,520
Accrued expenses—other	6,479	7,347
Foreign currency derivative contracts, current portion	4,253	7,781
Deferred revenue	587	1,016
Income taxes payable	658	151

Total current liabilities	24,713	31,314
Long-term liabilities	2,050	3,123

Total liabilities	26,763	34,437

Commitments and guarantees
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2009 and March 31, 2009; issued zero shares at June 30, 2009 and March 31, 2009	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2009 and March 31, 2009; issued 24,921,229 and 24,417,272 shares at June 30, 2009 and March 31, 2009, respectively; outstanding 23,161,841 and 22,657,884 shares at June 30, 2009 and March 31, 2009, respectively	249	244
Treasury stock, 1,759,388 common shares, at cost, at June 30, 2009 and March 31, 2009, respectively	(8,244)	(8,244)
Additional paid-in capital	146,287	144,286
Accumulated earnings	33,115	30,485
Accumulated other comprehensive loss	(8,024)	(14,185)

Total stockholders' equity	163,383	152,586

Total liabilities and stockholders' equity	$190,146	$187,023

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2009	2008
Revenue	$37,368	$42,543
Costs of revenue	20,871	28,068

Gross profit	16,497	14,475
Operating expenses:
Selling, general and administrative expenses	13,401	14,464

Income from operations	3,096	11
Other income (expense):
Interest income, net	421	757
Foreign currency transaction gains (losses)	(652)	16
Other, net	104	7

Total other income (expense)	(127)	780

Income before income tax expense (benefit)	2,969	791
Income tax expense (benefit)	340	(54)

Net income	$2,629	$845

Net income per share of common stock
Basic	$0.11	$0.04

Diluted	$0.11	$0.03

Comprehensive income (loss):
Net income	$2,629	$845
Foreign currency translation adjustments	3,375	(1,864)
Unrealized gain (loss) on available-for-sale securities	348	(104)
Unrealized gain (loss) on effective cash flow hedges	2,436	(4,212)

Total comprehensive income (loss)	$8,788	$(5,335)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2009	2008
Cash flows provided by (used for) operating activities:
Net income	$2,629	$845
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,206	1,028
Share-based compensation expense	864	1,064
Gain on disposal of property and equipment	—	(18)
Deferred income taxes, net	(164)	(410)
Foreign currency (gains) losses, net	652	(16)
Net changes in operating assets and liabilities:
Accounts receivable, net	3,519	2,154
Prepaid expenses and other current assets	1,125	(569)
Other long-term assets	(413)	(259)
Accounts payable	(2,666)	(127)
Accrued employee compensation and benefits	(1,089)	(3,092)
Accrued expenses—other	(1,452)	(1,091)
Deferred revenue	(470)	27
Excess tax benefits from stock option exercises	(45)	—
Income taxes payable	629	(174)
Other long-term liabilities	(189)	(6)

Net cash provided by (used for) operating activities	4,136	(644)

Cash flows provided by (used for) investing activities:
Purchase of short-term investments	(926)	(7,025)
Proceeds from sale or maturity of short-term investments	8,400	14,932
Purchase of long-term investments	(10,626)	(9,603)
Proceeds from sale or maturity of long-term investments	2,000	2,737
Purchase of property and equipment	(668)	(3,754)
Proceeds from sale of property and equipment	—	12
Decrease in restricted cash	2,699	285

Net cash provided by (used for) investing activities	879	(2,416)

Cash flows provided by financing activities:
Proceeds from sale of common stock	—	255
Proceeds from exercise of common stock options	1,206	—
Excess tax benefits from stock option exercises	45	—
Principal payments on capital lease obligation	(4)	—

Net cash provided by financing activities	1,247	255

Effect of exchange rate changes on cash and cash equivalents	1,563	(249)

Net increase (decrease) in cash and cash equivalents	7,825	(3,054)
Cash and cash equivalents, beginning of period	55,698	41,047

Cash and cash equivalents, end of period	$63,523	$37,993

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

(2) Unaudited Interim Financial Information

  Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2009 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 29, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. During the quarter ended June 30, 2009, the Company corrected immaterial errors of $147, net of tax, associated with its Sri Lanka government mandated defined benefit plan which occurred over the period since the inception of the plan. This adjustment impacted accrued employee compensation and benefits, deferred tax assets, selling general and administrative expenses and income tax expense. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The Company has evaluated all subsequent events through August 3, 2009, the date these financial statements were issued.

  Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa Software Services, Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States, and Virtusa International, B.V., organized and operating in the Netherlands. All intercompany transactions and balances have been eliminated in consolidation.

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

liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, and the valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

  Fair Value of Financial Instruments

At June 30, 2009 and March 31, 2009, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

(3) Net Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Effective April 1, 2009, the Company adopted Financial Standard Accounting Board ("FASB") Staff Position ("FSP") No. Emerging Issues Task Force ("EITF") 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company's consolidated financial statements. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended June 30,
	2009	2008
Numerators:
Net income	$2,629	$845

Denominators:
Weighted average common shares outstanding	22,918,858	23,051,812
Dilutive effect of employee stock options and warrants	773,916	1,598,374
Dilutive effect of stock appreciation rights	49,115	80,895

Weighted average shares—Diluted	23,741,889	24,731,081
Net income per share—Basic	$0.11	$0.04

Net income per share—Diluted	$0.11	$0.03

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(3) Net Income per Share (Continued)

During the three months ended June 30, 2009 and 2008, options to purchase 1,190,561 and 659,743 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At March 31, 2009, all of the Company's investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities as of June 30, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$18,169	$107	$(7)	$18,269
Non-current	6,922	89	(9)	7,002
Auction-rate securities:
Non-current	1,000	—	(57)	943
Medium and short-term notes:
Current	—	—	—	—
Non-current	1,005	6	—	1,011
Euro dollar bonds:
Current	1,504	15	—	1,519
Non-current	1,648	46	—	1,694
Treasury coupons:
Current	1,999	40	—	2,039
Non-current	14,328	50	—	14,378

Total available-for-sale securities	46,575	353	(73)	46,855
Trading securities:
Auction-rate securities (non-current)	5,501	793	—	6,294

Total investments	$52,076	$1,146	$(73)	$53,149

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2009 are temporary, other than those unrealized losses relating to certain of its auction-rate securities. In making this determination, the Company considered the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments cost, the length of time the investments have been in an unrealized loss position and the Company's ability to hold the investments to maturity.

(5) Fair Value of Financial Instruments

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). Other than disclosure, the adoption of SFAS No. 157 had no effect on the Company's operating results or financial position. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP No. 157-2"), which provided a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

annually. The Company adopted FSP No. 157-2 on April 1, 2009 and the adoption did not have an impact on the Company's consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value for marketable securities is determined utilizing a market approach based on quoted market prices at period end in active markets. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. The Company adopted SFAS No. 159 as of April 1, 2008, and did not elect the fair value option for any of the Company's eligible financial assets and financial liabilities. In the fiscal year ended March 31, 2009, the Company elected the fair value option pursuant to SFAS No. 159 to account for the Put Option (as defined and described below) related to the Company's auction rate securities.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$15,534	$—	$—	$15,534
Investments:		—	—	—
Available-for-sales securities—current	21,828	—	—	21,828
Available-for-sales securities—non-current	24,084	—	943	25,027
Trading securities—non-current	—	—	6,294	6,294
Derivative instruments—current & non-current	—	457	—	457
Other long-term assets:	—	—	—	—
Put option	—	—	381	381

Total assets	$61,446	$457	$7,618	$69,521
Liabilities:
Derivative instruments—current & non-current	$—	$4,677	$—	$4,677

Total liabilities	$—	$4,677	$—	$4,677

The Company's investments in auction rate securities and the related Put Option (as defined and described in the second paragraph below) are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction rate securities and related Put Option were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Level 3 assets as listed in the table above include auction rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction rate securities as long-term investments, reflecting the fact that the Company's auction rate securities have underlying final maturities of greater than one year and the Company's intent and ability to hold the securities beyond one year. These investments were recorded at fair value at June 30, 2009 and March 31, 2009.

In November 2008, the Company entered into an agreement (the "Agreement") with UBS AG, the investment firm that had sold the Company auction rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right (the "Put Option") to sell these auction rate securities back to the investment firm at par, at the Company's sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction rate securities or sell these securities on the Company's behalf at par any time after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

value option of SFAS No. 159, and recorded income of $1,174, and recorded a corresponding long term asset. As a result of accepting the Agreement, the Company recognized an other-than-temporary impairment loss of $1,174 on the related auction rate security investments. Simultaneously, the Company transferred these auction rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the three months ended June 30, 2009 as the impact was offsetting. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations.

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets as of June 30, 2009:

Level 3 Assets
Balance at April 1, 2009	$7,579
Total unrealized gains (losses):
Included in earnings	—
Included in other accumulated comprehensive income	39

Balance at June 30, 2009	$7,618

(6) Derivative Financial Instruments

The Company enters into hedging programs in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 24 month period. The Company's "Balance Sheet Program" involves the use of 30 day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on intercompany balances and payments. The Company's "U.K. Revenue and Cost Program" involves the purchase of up to 90 day derivative instruments and is designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). Changes in the fair values of the cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the hedged transactions occur and are then recognized in the statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If during this time, a contract is deemed ineffective, the change in the fair value is recorded in other income in the consolidated statements of income. For hedge relationships discontinued because the forecasted transaction is not expected to occur by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings. The amount of gains (losses) that were reclassified

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Derivative Financial Instruments (Continued)

from AOCI into earnings as a result of forecasted transactions that were no longer considered probable to occur for the three months ended June 30, 2009 and March 31, 2009 was $0 and $(123), respectively. Changes in the fair value for all other derivative contracts and the ineffective portion of cash flow hedges, if any, are recognized in the same line item as the underlying exposure being hedged. The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K pound sterling, Indian rupee and the Sri Lankan rupee. The Company values its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of the Company's derivatives.

The Company also uses derivatives consisting of foreign currency exchange contracts not designated as hedging instruments under SFAS No. 133 to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statement of income and are included in foreign exchange gains (losses).

The U.S dollar equivalent market value of the outstanding, notional amount of foreign currency derivative contracts was $57,280 and $57,632, as of June 30, 2009 and March 31, 2009, respectively. The Company estimates that approximately $3,911 of net derivative losses included in AOCI could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of June 30, 2009. At June 30, 2009, the maximum outstanding term of any derivative instruments that hedge forecasted transactions was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2009 and March 31, 2009:

Derivatives designated as hedging instruments under SFAS No. 133

	June 30, 2009	March 31, 2009
Foreign currency exchange contracts:
Other current assets	$342	$388
Other long-term assets	$115	$153
Foreign currency derivative contracts, current portion	$(4,253)	$(7,614)
Long-term liabilities	$(424)	$(1,520)

Derivatives not designated as hedging instruments under SFAS No. 133

Foreign currency exchange contracts:
Other current assets	$—	$44
Foreign currency derivative contracts, current portion	$—	$(167)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Derivative Financial Instruments (Continued)

The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated statements of income of the Company for the three months ended June 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
			Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	2009	2008		2009	2008
Foreign currency exchange contracts	$4,373	$(6,757)	Costs of revenue	$(1,118)	$(402)
			Operating expenses	$(610)	$(212)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments under SFAS 133		2009	2008
Foreign currency exchange contracts	Foreign currency transactions gains (losses)	$(141)	$(351)
	Revenue	$(284)	$—
	Costs of revenue	$97	$—
	Selling, general and administrative expenses	$38	$—
	Other, net	$63	$—

(7) Income Taxes

Including discrete items, the Company's effective tax rate was 11.4% for the three months ended June 30, 2009, as compared to an effective tax rate of (6.8%) for the three months ended June 30, 2008. This increase is primarily due to the geographic mix of the Company's forecasted profit. The effective income tax rate is based on the estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions.

No events have occurred since March 31, 2009 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions. No significant changes in the unrecognized tax benefit balance are currently expected in the next twelve months.

One of the Company's Indian subsidiaries, Virtusa (India) Private Ltd, or Virtusa India, is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for a period of ten consecutive years for each Software Technology Park, or STP, that it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad, India. Substantially all of the earnings of both STPs qualify as tax-exempt profits. All STP exemptions are due to expire on March 31, 2010. However, the Indian Finance Minister recently presented to the Parliament the 2009 budget, which includes, among other measures, an extension of the expiration of the STP tax holiday regime with respect to export profits. If the proposal is enacted, the STP holiday would not expire until March 31, 2011, provided that the STP had originally claimed ten full years of exemption. Subsequent to March 31, 2011, these holidays will be phased out and any profits will be fully taxable at the Indian statutory rate, which is currently 33.99%.

In anticipation of the phase-out of the STP holidays, the Company located a portion of its new Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. The

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(7) Income Taxes (Continued)

Company's profits from the SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.

In addition, the Company's Sri Lankan subsidiary, Virtusa Private Ltd, is operating under a 12-year income tax holiday arrangement, that is set to expire on March 31, 2019 and requires that the Company meet certain new job creation and investment criteria.

(8) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2009	2008
Client revenue:
North America	$28,694	$30,216
Europe	8,014	11,498
Rest of world	660	829

Consolidated revenue	$37,368	$42,543

	June 30, 2009	March 31, 2009
Net assets:
United States	$116,215	$113,036
India	22,045	18,488
Sri Lanka	3,893	4,195
Europe	21,230	16,867

Consolidated net assets	$163,383	$152,586

During the three months ended June 30, 2009, revenue from four significant clients accounted for 14.6%, 14.0%, 12.5% and 11.0% respectively, of the Company's consolidated revenue. During the three months ended June 30, 2008, revenue from one significant client accounted for 21.6%, and no other client contributed more than 10%, of the Company's consolidated revenue.

(9) Treasury Stock

Since July 2008, the Company has had a stock repurchase program in place that authorized the purchase of up to $15,000 of shares of the Company's outstanding common stock on or prior to July 28, 2009, subject to certain price and other trading restrictions. During the three months ended June 30, 2009, the Company did not purchase any shares of its common stock. This program terminated on July 28, 2009.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(10) Debt

The Company has a $3,000 revolving line of credit with RBS Citizens, N. A. ("RBS") with a $1,500 sub-limit for letters of credit as of June 30, 2009 for the principal purpose of supporting the Company's hedging program. Advances under this credit facility accrue interest at an annual rate equal to 2.5% plus the greater of i) the prime rate or ii) 3.25%. On June 29, 2009, the Company amended its line of credit agreement with RBS to extend the expiration of the line of credit until August 13, 2009, to include the obligations of the Company's subsidiaries in connection with any foreign currency trading transactions with RBS under the line of credit, to permit J. P. Morgan Chase Bank, N.A. ("JPM") to enter into an inter-creditor agreement with RBS, and to amend the determination of borrowing base under the line of credit which may reduce the amount available that the Company may borrow under the line of credit. Under the inter-creditor agreement, the Company's two banks have agreed to share their respective security interests in the Company's personal property as collateral for the Company's or its subsidiaries' obligations under the line of credit and any obligations under applicable foreign currency transactions with the banks.

The credit facility is secured by the grant of a security interest in certain of the Company's U.S. assets in favor of RBS and contains financial and reporting covenants and limitations. In connection with the extension of the line of credit on June 29, 2009, the Company granted to JPM an unconditional guaranty of the obligations of Virtusa UK Limited, the Company's U.K. subsidiary, arising under any foreign exchange transactions between Virtusa UK Limited and JPM, and the Company entered into a security agreement with JPM to secure the performance of the obligations of the Company and Virtusa UK Limited under the line of credit and any obligation arising under the foreign currency trading transactions by the Company or Virtusa UK Limited with JPM. In return, JPM released $2,500 of restricted cash that the Company had previously pledged as collateral, excluding an additional $2,500 which was pledged and subsequently released during the three months ended June 30, 2009, for certain foreign currency transactions that the Company had placed with JPM. The Company's potential liability (or assets) under these foreign currency forward contracts generally arises out of the gains or losses on these contracts as these contracts settle over the period covered. These contracts will expire at various dates during the period ending on March 31, 2011.

The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. The Company has a $346 outstanding letter of credit under the facility to collateralize the office lease in Westborough, MA. As of June 30, 2009, there are no other amounts outstanding under this credit facility. On July 31, 2009, the Company entered into a new credit facility (see Note 11).

Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its European-based accounts receivable balances to such third party financial institution. During the three months ended June 30, 2009, $4,400 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2009. No amounts were due as of June 30, 2009, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(11) Subsequent Events

On July 10, 2009, the Company purchased multiple foreign currency forward contracts designed to replace expiring contracts to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling and to minimize volatility in Indian rupee denominated expenses. The U.S dollar contracts have an aggregate notional amount of approximately 314 million Indian rupees (approximately $6,278) and an average settlement rate of 50.09 Indian rupees per U.S. dollar. The U.K. pound sterling contracts have an aggregate notional amount of approximately 79 million Indian rupees (approximately £974) and have an average settlement rate of 80.56 Indian rupees per U.K. pound sterling. These contracts will expire at various dates during the period ending on June 30, 2011. Upon expiration, the Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on July 10, 2009 of $1.63, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 49.50 Indian rupees per U.S. dollar. Such blended, weighted average Indian rupee rate is subject to change, to the extent of any appreciation or depreciation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee, on the Company's Indian rupee denominated expenses.

On July 31, 2009, the Company entered into a new $3,000 credit agreement with RBS and JPM. The primary purpose of the new credit agreement is to support the Company's foreign currency hedging programs. The credit agreement is secured by the grant of a security interest in certain of the Company's US assets in favor of RBS and JPM, as well as a pledge of the shares of the Company's U.S. subsidiary, Virtusa Securities Corporation. The Company also agreed to provide an unconditional guaranty of all the obligations of the Company's subsidiaries in connection with any obligation arising under any foreign currency trading transactions between any Company subsidiary and the two banks. The agreement contains financial and reporting covenants and limitations, and availability for borrowing is determined by a borrowing base calculation based on 80% of the Company's eligible trade accounts receivable, net of 20% of the notional amount of foreign currency hedge contracts outstanding with the banks. Advances under this credit facility accrue interest at an annual rate equal to LIBOR plus 250 basis points or Prime Rate plus 250 basis points. The Company has a $346 outstanding letter of credit under the facility to collateralize the office lease in Westborough, MA. In connection with the execution of the new credit facility, the Company terminated its existing $3,000 amended and restated line of credit agreement.

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

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management's plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At June 30, 2009, we had 3,660 employees, or team members. In our three months ended June 30, 2009, our revenue decreased by 12.2% to $37.4 million, compared to $42.5 million in our three months ended June 30, 2008. Net income increased by $1.8 million to $2.6 million in our three months ended June 30, 2009, as compared to $0.8 million in our three months ended June 30, 2008.

The key drivers of our decrease in revenue in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, were as follows:

•
lower revenue contribution from our existing clients, particularly one of our largest clients
•
depreciation of the U.K. pound sterling against the U.S. dollar

The key drivers of our increase in net income in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, were as follows:

•
decreased costs of revenue, driven by higher utilization and lower onsite costs
•
increased operational efficiencies, including management of discretionary costs and business development initiatives

High repeat business and client concentration are common in our industry. During our three months ended June 30, 2009, 93% of our revenue was derived from clients who had been using our services for more than one year, as compared to 88% for the three months ended June 30, 2008. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to expand our client base, and over time, reduce client concentration.

Our European revenue decreased to $8.0 million, or 21% of total revenue, from $11.5 million, or 27% of total revenue, for the three months ended June 30, 2009 and 2008, respectively. European revenue was negatively impacted by lower revenue contribution from one of our largest clients, British Telecom, as well as the depreciation of the U.K. pound sterling against the U.S. dollar year-over-year.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 17% and 25% of total revenue for the three months ended June 30, 2009 and 2008, respectively. The decreased revenue earned from fixed-price contracts in the period reflects lower revenue contribution from one client, British Telecom, and its shift toward time-and-materials contracts.

Our gross profit increased by $2.0 million, or 14.0% to $16.5 million for the three months ended June 30, 2009 as compared to $14.5 million in the three months ended June 30, 2008. The increase in gross profit is primarily due to lower headcount, higher utilization and lower onsite costs during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

In our three months ended June 30, 2009, net income increased by $1.8 million to $2.6 million, as compared to $0.8 million in the three months ended June 30, 2008. The increase in net income for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily due to a decrease in costs of revenue.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. For the twelve months ended June 30, 2009, our attrition rate for voluntary and involuntary attrition was 23.0% and 9.9%, respectively. This attrition rate reflects a higher rate of involuntary attrition compared to prior periods. We remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer despite the current economic downturn impacting our industry. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We continue to engage in a foreign currency hedging strategy program using foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling to reduce the effect of foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee, on our Indian rupee denominated expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular, those related to revenue recognition, income taxes, valuation of financial instruments and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Results of operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The following table presents an overview of our results of operations for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Revenue	$37,368	$42,543	$(5,175)	(12.2)%
Costs of revenue	20,871	28,068	(7,197)	(25.6)

Gross profit	16,497	14,475	2,022	14.0
Operating expenses	13,401	14,464	(1,063)	(7.3)

Income from operations	3,096	11	3,085	28,045.5
Other income (expense)	(127)	780	(907)	(116.3)

Income before income tax expense	2,969	791	2,178	275.3
Income tax expense (benefit)	340	(54)	394	(729.6)

Net income	$2,629	$845	$1,784	211.1%

Revenue

Revenue decreased by 12.2%, or $5.2 million, from $42.5 million during the three months ended June 30, 2008 as compared to $37.4 million in the three months ended June 30, 2009. Revenue from European clients decreased by $3.5 million as compared to the three months ended June 30, 2008, due primarily to decreased revenue contribution from one client, British Telecom. The decrease in revenue from European clients is also partially attributed to the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar of $2.2 million for the three months ended June 30, 2009. Revenue from North American clients decreased by $1.5 million, or 5.3%, as compared to the three months ended June 30, 2008 due to lower revenue contribution from our existing clients. Revenue from clients existing as of June 30, 2008 decreased in the three months ended June 30, 2009 by $2.7 million as compared to the three months ended June 30, 2008, or 7.2%. Revenue from new clients added since June 30, 2008 was $2.6 million, or 7.0%, of total revenue for the three months ended June 30, 2009. We had 56 active clients as of June 30, 2009 as compared to 58 active clients as of June 30, 2008.

Costs of revenue

Costs of revenue decreased from $28.1 million in the three months ended June 30, 2008 to $20.9 million in the three months ended June 30, 2009, a decrease of $7.2 million, or 25.6%. A portion of the decrease was attributable to a reduction of $4.8 million in compensation costs for our IT professionals in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. At June 30, 2009 we had 3,338 IT professionals as compared to 4,270 at June 30, 2008. These reduced costs were partially offset by losses of $1.1 million recorded on foreign currency forward contracts as part of our hedging program, which were offset by lower Indian rupee denominated expenses caused by weakening of the Indian rupee against the U.S. dollar and U.K. pound sterling, in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. In addition, there were decreased travel costs of $1.0 million and decreased subcontractor costs of $1.1 million in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Gross profit

Our gross profit increased by $2.0 million, or 14.0%, from $14.5 million for the three months ended June 30, 2008 as compared to $16.5 million for the three months ended June 30, 2009 due to lower costs of revenue and increased utilization. As a percentage of revenue, gross profit margin was 44.1% and 34.0% in the three months ended June 30, 2009 and 2008, respectively.

Operating expenses

Operating expenses decreased from $14.5 million in the three months ended June 30, 2008 to $13.4 million in the three months ended June 30, 2009, a decrease of $1.1 million, or 7.3%. The decrease in our operating expenses in the three months ended June 30, 2009 was due to decreases of $0.4 million in compensation expenses, $0.7 million in infrastructure expenses in Asia, $0.2 million in share-based compensation and $0.1 million in travel costs. These decreases were partially offset by increases in foreign currency forward contract losses of $0.4 million as part of our hedging program as compared to the three months ended June 30, 2008, which were offset by lower Indian rupee denominated expenses caused by depreciation of the Indian rupee against the U.S. dollar and U.K. pound sterling in the period. As a percentage of revenue, our operating expenses increased to 36.1% in the three months ended June 30, 2009 from 34.0% in the three months ended June 30, 2008, due to the decline in revenues in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Income from operations

Income from operations increased from $11 thousand in the three months ended June 30, 2008 to $3.1 million in the three months ended June 30, 2009. As a percentage of revenue, income from operations increased from 0.0% in the three months ended June 30, 2008 to 8.1% in the three months ended June 30, 2009, primarily due to higher gross profit and lower operating expenses.

Other income (expense)

Other income (expense) decreased from $0.8 million in the three months ended June 30, 2008 to $(0.1) million in the three months ended June 30, 2009. This decrease is primarily attributed to foreign currency transaction losses of $0.7 million in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. Interest income decreased by $0.3 million, from $0.8 million in the three months ended June 30, 2008 to $0.4 million in the three months ended June 30, 2009 due to lower effective interest rates despite a higher cash and investment balance. These decreases were partially offset by an increase of other income of $0.2 million.

Income tax expense

We had income tax expense of $0.3 million in the three months ended June 30, 2009 compared to an income tax benefit of ($0.1) million in the three months ended June 30, 2008. Our effective tax rate was 11.4% for the three months ended June 30, 2009, as compared to an effective tax (benefit) rate of (6.8)% for the three months ended June 30, 2008. This increase is primarily due to a change in the geographic mix of our forecasted profit for the year and our overall level of profitability.

Net income

Net income increased from $0.8 million in the three months ended June 30, 2008 to $2.6 million in the three months ended June 30, 2009. This increase was driven primarily by lower costs of revenue and operating expenses and higher utilization during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including preferred and common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

We have a $3,000 revolving line of credit with RBS Citizens, N. A. ("RBS") with a $1,500 sub-limit for letters of credit as of June 30, 2009 for the principal purpose of supporting our foreign exchange program. Advances under this credit facility accrue interest at an annual rate equal to 2.5% plus the greater of i) the prime rate or ii) 3.25%. On June 29, 2009, we amended our line of credit agreement with RBS to extend the expiration of the line of credit until August 13, 2009, to include the obligations of our subsidiaries in connection with any foreign currency trading transactions with RBS under the line of credit and to permit J. P. Morgan Chase Bank, N.A. ("JPM") to enter into an inter-creditor agreement with RBS, and to amend the determination of borrowing base under the line of credit which may reduce the amount available that we may borrow under the line of credit. Under the inter-creditor agreement, our two banks have agreed to share their respective security interests in our personal property as collateral for us or our subsidiaries' obligations under the line of credit and any obligations under applicable foreign currency transactions with the banks.

The credit facility is secured by the grant of a security interest in certain of our U.S. assets in favor of RBS and contains financial and reporting covenants and limitations. In connection with the extension of the line of credit on June 29, 2009, we granted to JPM an unconditional guaranty of the obligations of Virtusa UK Limited, our U.K. subsidiary, arising under any foreign exchange transactions between Virtusa UK Limited and JPM, and we entered into a security agreement with JPM to secure the performance of the obligations of us and Virtusa UK Limited under the line of credit and any obligation arising under the foreign currency trading transactions by us or Virtusa UK Limited with JPM. In return, JPM released $2.5 million of restricted cash that we had previously pledged as collateral, excluding an additional $2.5 million which was pledged and subsequently released during the three months ended June 30, 2009, for certain foreign currency transactions that we had placed with JPM. Our potential liability (or assets) under these foreign currency forward contracts generally arises out of the gains or losses on these contracts as these contracts settle over the period covered. These contracts will expire at various dates during the period ending on March 31, 2011.

We are currently in compliance with all covenants contained in its credit facility and believe that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. We have a $346 outstanding letter of credit under the facility to collateralize the office lease in Westborough, MA. As of June 30, 2009, there are no other amounts outstanding under this credit facility. On July 31, 2009, we entered into a new credit facility (see Note 11).

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right (the "Put Option") to sell these auction rate securities back to the investment firm at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. We elected to measure the Put Option under the fair value option of SFAS No. 159, and recorded income of $1.2 million, and recorded a corresponding long term asset. As a result of accepting the agreement, we recognized an other-than-temporary impairment loss of $1.2 million on the related auction rate security investments. Simultaneously, we transferred these auction rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the three months ended June 30, 2009. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the three months ended June 30, 2009, $4.4 million of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2009. No amounts were due as of June 30, 2009, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $27.0 million, of which we anticipate spending approximately $5.8 million during the fiscal year ending March 31, 2010. Through June 30, 2009, we spent $14.0 million toward the completion of this facility with approximately $0.3 million spent during the three months ended June 30, 2009. Other capital expenditures during the three months ended June 30, 2009 were approximately $0.5 million. We expect other capital expenditures in the normal course of business during the balance of the fiscal year ending March 31, 2010 to be approximately $3.7 million, primarily for leasehold improvements, capital equipment and purchased software.

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock through July 28, 2009. During the three months ended June 30, 2009, we did not repurchase any shares of our common stock. This program terminated on July 28, 2009.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2009	2008
Net cash provided by (used for) operating activities	$4,136	$(644)
Net cash provided by (used for) investing activities	879	(2,416)
Net cash provided by financing activities	1,247	255
Effect of exchange rate changes on cash	1,563	(249)

Net increase (decrease) in cash and cash equivalents	7,825	(3,054)
Cash and cash equivalents, beginning of period	55,698	41,047

Cash and cash equivalents, end of period	$63,523	$37,993

Net cash provided by (used for) operating activities

Net cash provided by (used for) operating activities was $4.1 million during the three months ended June 30, 2009 as compared to $(0.6) million during the three months ended June 30, 2008. This increase was attributable to an increase in net income of $1.8 million, a net change in operating assets and liabilities of $2.7 million, and a change in deferred income taxes of $0.2 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Net cash provided by (used for) investing activities

Net cash provided by investing activities was $0.9 million during the three months ended June 30, 2009 as compared to $(2.4) million during the three months ended June 30, 2008. The increase was due to the release of restricted cash of $2.5 million and decrease in the purchase of property plant and equipment in the amount of $3.2 million, partially offset by the net change in investment securities of $2.2 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Net cash provided by financing activities

Net cash provided by financing activities was $1.2 million during the three months ended June 30, 2009, as compared to $0.3 million during the three months ended June 30, 2008. The increase is due to the increase in stock option exercises of $1.2 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Off-balance sheet arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt. We had cash-secured letters of credit totaling approximately $0.3 million at June 30, 2009.

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

Recent accounting pronouncements

Effective April 1, 2008, we adopted SFAS No. 157, Fair Value Measurement ("SFAS No. 157"), see Note 5 to our consolidated financial statements. The Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157, on February 12, 2008, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted this Standard on April 1, 2009 and it did not have a material impact on our consolidated financial statements.

On March 19, 2008, SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities ("SFAS No. 161"), was issued. SFAS No. 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard became effective on April 1, 2009 for us. This Statement did not impact our consolidated financial results, but required certain additional disclosures as disclosed in Note 6.

On May 5, 2008, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"), was issued. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. This Standard will become effective on September 15, 2009 for us. We are currently evaluating the impact, if any, SFAS No. 162 will have on our financial statements.

In December 2008, the FASB issued FSP SFAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits to require more detailed disclosures about the fair value measurements of employers' plan assets including (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications (as defined by SFAS No. 157) of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required by the FSP will be included in our fiscal year ending March 31, 2010 consolidated financial statements. This FSP did not impact our consolidated financial results, but will require certain additional disclosures.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Based on this guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this FSP for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this FSP for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this FSP for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted Financial Standard Accounting Board ("FASB") Staff Positions ("FSP") No. Emerging Issues Task Force ("EITF") 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. The adoption of FSP No. EITF 03-6-1 did not have an impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, ("SFAS No. 165"), which is effective for the Company June 30, 2009. SFAS No. 165 provides guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes in the first three months of our fiscal year ending March 31, 2010 to such risks or to our management of such risks except for the additional factors noted below.

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

We utilize a foreign currency hedging program to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts as of June 30, 2009 was $57.3 million.

Recently, the U.S. dollar has strengthened materially against the U.K. pound sterling which has had, and may continue to have, a negative impact on our revenue generated in U.K. pound sterling. In response to this volatility, we have entered into additional hedging transactions designed to hedge our forecasted sales and expenses denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

Interest Rate Risk

We had no debt outstanding as of June 30, 2009. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of June 30, 2009, we had $116.7 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as either "available-for-sale" or "trading" and are recorded at fair value. Our "available-for-sale" and "trading" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A.    Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as filed with the Securities and Exchange Commission, or SEC, on May 29, 2009 (the "Annual Report"), which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock on or prior to July 28, 2009. During the three months ended June 30, 2009, we did not repurchase any shares of our common stock. This share repurchase program terminated on July 28, 2009.

On August 8, 2007, we completed our IPO of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We continue to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in Hyderabad, India, of which we have spent approximately $14.0 million as of June 30, 2009 and plan to spend approximately $13.0 million during our fiscal years ending March 31, 2010, 2011 and 2012. The balance of the net proceeds will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended June 30, 2009, we withheld an aggregate of 8,806 shares of restricted stock at a price of $7.22 per share.

Item 6.    Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
10.1		Sixth Amendment made as of June 29, 2009 to that certain Amended and Restated Credit Agreement dated September 29, 2006, as previously amended by amendments Nos. 1-5 between RBS CITIZENS, National Association, successor by merger to Citizens Bank of Massachusetts and Registrant (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed July 6, 2009, and incorporated herein by reference).
10.2
Security Agreement, dated as of June 29, 2009, made by Registrant in favor of JPMORGAN CHASE BANK, N.A. (previously filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed July 6, 2009, and incorporated herein by reference).
10.3
Guaranty granted by Registrant dated as of June 29, 2009, in favor of JPMORGAN CHASE BANK, N.A. (previously filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K, filed July 6, 2009, and incorporated herein by reference).
10.4	*	Credit Agreement dated as of July 31, 2009 by and among Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, JPMORGAN CHASE BANK, N. and RBS CITIZENS, NATIONAL ASSOCIATION as Administrative Agent.
10.5	*
Negative Pledge Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
10.6	*
Pledge Agreement dated as of July 31, 2009 by and between Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement.
10.7	*	Security Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2	**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

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

Virtusa Corporation
Date: August 3, 2009	By:	/s/ KRIS CANEKERATNE Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 3, 2009	By:	/s/ RANJAN KALIA Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1		Sixth Amendment made as of June 29, 2009 to that certain Amended and Restated Credit Agreement dated September 29, 2006, as previously amended by amendments Nos. 1-5 between RBS CITIZENS, National Association, successor by merger to Citizens Bank of Massachusetts and Registrant (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed July 6, 2009, and incorporated herein by reference).
10.2
Security Agreement, dated as of June 29, 2009, made by Registrant in favor of JPMORGAN CHASE BANK, N.A. (previously filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K, filed July 6, 2009, and incorporated herein by reference).
10.3
Guaranty granted by Registrant dated as of June 29, 2009, in favor of JPMORGAN CHASE BANK, N.A. (previously filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K, filed July 6, 2009, and incorporated herein by reference).
10.4	*	Credit Agreement dated as of July 31, 2009 by and among Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, JPMORGAN CHASE BANK, N. and RBS CITIZENS, NATIONAL ASSOCIATION as Administrative Agent.
10.5	*
Negative Pledge Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
10.6	*
Pledge Agreement dated as of July 31, 2009 by and between Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement.
10.7	*	Security Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2	**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.