Form 10-Q
period 2009-09-30
VIRTUSA CORP
filed 2009-11-09
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of November 5, 2009:

Class	Number of Shares
Common Stock, par value $.01 per share	23,828,120

Virtusa Corporation and Subsidiaries

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	March 31, 2009
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$69,806	$55,698
Short-term investments	26,136	23,333
Accounts receivable, net of allowance of $1,148 and $1,041 at September 30, 2009 and March 31, 2009, respectively	26,384	28,244
Unbilled accounts receivable	2,550	4,005
Prepaid expenses	3,211	5,050
Deferred income taxes	2,015	4,139
Other current assets	5,318	5,668

Total current assets	135,420	126,137
Property and equipment, net of accumulated depreciation of $20,196 and $17,415 at September 30, 2009 and March 31, 2009, respectively	19,997	19,680
Long-term investments	27,901	28,054
Restricted cash	860	3,489
Deferred income taxes	4,868	5,040
Other long-term assets	4,754	4,623

Total assets	$193,800	$187,023

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,110	$5,499
Accrued employee compensation and benefits	8,744	9,520
Accrued expenses—other	7,077	7,347
Foreign currency derivative contracts, current portion	2,339	7,781
Deferred revenue	453	1,016
Income taxes payable	493	151

Total current liabilities	23,216	31,314
Long-term liabilities	1,746	3,123

Total liabilities	24,962	34,437

Commitments and guarantees
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30 and March 31, 2009; issued zero shares at September 30 and March 31, 2009	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2009 and March 31, 2009; issued 25,082,035 and 24,417,272 shares at September 30, 2009 and March 31, 2009, respectively; outstanding 23,322,647 and 22,657,884 shares at September 30, 2009 and March 31, 2009, respectively	251	244
Treasury stock, 1,759,388 common shares, at cost, at September 30, 2009 and March 31, 2009, respectively	(8,244)	(8,244)
Additional paid-in capital	147,406	144,286
Accumulated earnings	36,101	30,485
Accumulated other comprehensive loss	(6,676)	(14,185)

Total stockholders' equity	168,838	152,586

Total liabilities and stockholders' equity	$193,800	$187,023

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2009	2008	2009	2008
Revenue	$37,497	$44,022	$74,865	$86,565
Costs of revenue	21,114	28,344	41,985	56,412

Gross profit	16,383	15,678	32,880	30,153
Operating expenses:
Selling, general and administrative expenses	13,206	14,989	26,608	29,453

Income from operations	3,177	689	6,272	700
Other income (expense):
Interest income, net	453	670	872	1,430
Foreign currency transaction losses	(273)	(896)	(925)	(880)
Other, net	(9)	27	97	31

Total other income (expense)	171	(199)	44	581

Income before income tax expense (benefit)	3,348	490	6,316	1,281
Income tax expense (benefit)	362	(806)	701	(860)

Net income	$2,986	$1,296	$5,615	$2,141

Net income per share of common stock
Basic	$0.13	$0.06	$0.24	$0.09

Diluted	$0.12	$0.05	$0.24	$0.09

Comprehensive income (loss):
Net income	$2,986	$1,296	$5,615	$2,141
Foreign currency translation adjustments	(326)	(2,631)	3,049	(4,495)
Unrealized gain (loss) on available-for-sale securities	36	(638)	384	(743)
Unrealized gain (loss) on effective cash flow hedges	1,637	(1,147)	4,073	(5,359)

Total comprehensive income (loss)	$4,333	$(3,120)	$13,121	$(8,456)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(In thousands)	2009	2008
Cash flows provided by operating activities:
Net income	$5,615	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,366	2,090
Share-based compensation expense	1,712	2,202
Deferred income taxes	(266)	(1,011)
Foreign currency losses, net	925	880
Net changes in operating assets and liabilities:
Accounts receivable, net	4,856	(1,821)
Prepaid expenses and other current assets	2,613	(2,601)
Other long-term assets	(930)	(53)
Accounts payable	(2,549)	1,267
Accrued employee compensation and benefits	(520)	(474)
Accrued expenses—other	(644)	818
Deferred revenue	(592)	473
Excess tax benefits from stock option exercises	(45)	—
Income taxes payable	94	795
Other long-term liabilities	(202)	88

Net cash provided by operating activities	12,433	4,794

Cash flows used for investing activities:
Purchase of short-term investments	(2,049)	(12,223)
Proceeds from sale or maturity of short-term investments	15,600	28,588
Purchase of long-term investments	(22,551)	(15,245)
Proceeds from sale or maturity of long-term investments	7,100	2,737
Purchase of property and equipment	(1,756)	(7,770)
Proceeds from sale of property and equipment	—	12
Decrease in restricted cash	2,691	579

Net cash used for investing activities	(965)	(3,322)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	(3,400)
Proceeds from exercise of common stock options	1,624	325
Excess tax benefits from stock option exercises	45	—
Principal payments on capital lease obligation	(4)	—

Net cash provided by (used for) financing activities	1,665	(3,075)

Effect of exchange rate changes on cash and cash equivalents	975	(827)

Net increase (decrease) in cash and cash equivalents	14,108	(2,430)
Cash and cash equivalents, beginning of period	55,698	41,047

Cash and cash equivalents, end of period	$69,806	$38,617

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

(2) Unaudited Interim Financial Information

  Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2009 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 29, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The Company has evaluated all subsequent events through November 9, 2009, the date these financial statements were issued.

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

  Fair Value of Financial Instruments

At September 30, 2009 and March 31, 2009, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments (see Note 5).

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Numerators:
Net income	$2,986	$1,296	$5,615	$2,141

Denominators:
Weighted average common shares outstanding	23,227,296	22,959,999	22,949,763	23,005,655
Dilutive effect of employee stock options	870,735	1,343,370	856,075	1,469,865
Dilutive effect of stock appreciation rights	53,899	54,873	51,507	57,694

Weighted average shares—diluted	24,151,930	24,358,242	23,857,345	24,533,214
Net income per share—basic	$0.13	$0.06	$0.24	$0.09

Net income per share—diluted	$0.12	$0.05	$0.24	$0.09

During the three and six months ended September 30, 2009, options to purchase 1,161,329 and 1,175,945 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

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

(4) Investment Securities

At September 30, 2009 and March 31, 2009, all of the Company's investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at September 30, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$12,411	$90	$—	$12,501
Non-current	13,933	111	(8)	14,036
Auction-rate securities:
Non-current	900	—	(36)	864
Agency and short-term notes:
Current	1,833	30	—	1,863
Non-current	2,409	23	—	2,432
Municipal bonds:
Current	1,210	6	—	1,216
Treasury coupons:
Current	4,110	40	—	4,150
Non-current	10,509	60	—	10,569

Total available-for-sale securities	47,315	360	(44)	47,631
Trading securities:
Auction-rate securities (current)	5,501	905	—	6,406

Total investments	$52,816	$1,265	$(44)	$54,037

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(4) Investment Securities (Continued)

The following is a summary of investment securities at March 31, 2009:

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2009 and March 31, 2009 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, the magnitude of the losses compared to the investments cost, the length of time the investments have been in an unrealized loss position and the Company's intent and ability to hold the investments to maturity.

(5) Fair Value of Financial Instruments

The Company uses a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

inputs and minimize the use of unobservable inputs. The Company's financial assets and liabilities reflected in the consolidated financial statements at carrying value include marketable securities and other financial instruments which approximate fair value. Fair value for marketable securities is determined using a market approach based on quoted market prices at period end in active markets. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

An entity is allowed to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. In the fiscal year ended March 31, 2009, the Company elected the fair value option to account for the Put Option (as defined and described below) related to certain of the Company's auction-rate securities.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$15,253	$—	$—	$15,253
Investments:
Available-for-sales securities—current	19,730	—	—	19,730
Available-for-sales securities—non-current	27,037	—	864	27,901
Trading securities—current	—	—	6,406	6,406
Derivative instruments—current & non-current	—	712	—	712
Other current assets:
Put option	—	—	269	269

Total assets	$62,020	$712	$7,539	$70,271
Liabilities:
Derivative instruments—current & non-current	$—	$2,542	$—	$2,542

Total liabilities	$—	$2,542	$—	$2,542

The Company's investments in auction-rate securities and the related Put Option (as defined and described below) are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities and related Put Option were valued primarily based

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5) Fair Value of Financial Instruments (Continued)

on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as short and long-term investments, reflecting the fact that the Company's auction-rate securities have underlying final maturities of greater than one year and based on the Company's intent and ability to sell the securities within one year. These investments were recorded at fair value at September 30, 2009 and March 31, 2009.

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

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets at September 30, 2009:

Level 3 Assets
Balance at April 1, 2009	$7,579
Redemption of auction-rate securities	(100)
Total unrealized gains (losses):
Included in earnings	—
Included in other accumulated comprehensive income	60

Balance at September 30, 2009	$7,539

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and the Sri Lankan rupee. The Company enters into hedging programs in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Derivative Financial Instruments (Continued)

varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 24 month period. The Company's "Balance Sheet Program" involves the use of 30 day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "U.K. Revenue and Cost Program" involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges.

Changes in the fair values of the designated cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. For hedge relationships discontinued because the forecasted transaction is probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three and six months ended September 30, 2009. Changes in the fair value for all other derivative contracts and the ineffective portion of cash flow hedges, if any, are recognized in the same line item as the underlying exposure being hedged. The Company values its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of the Company's derivatives.

The Company also uses derivatives not designated as hedging instruments to hedge intercompany balances and certain other revenue and expenses denominated in currencies other than the functional currency. Changes in the fair value of these derivatives are recognized in the unaudited consolidated statement of income and are included in foreign exchange gains (losses).

The U.S. dollar equivalent market value of the outstanding, notional amount of foreign currency derivative contracts was $52,340 and $57,632, as of September 30, 2009 and March 31, 2009, respectively. The Company estimates that approximately $1,910 of net derivative losses included in AOCI could be reclassified into earnings within the next 12 months based on exchange rates prevailing as of September 30, 2009. At September 30, 2009, the maximum outstanding term of any derivative instruments was 21 months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Derivative Financial Instruments (Continued)

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2009 and March 31, 2009:

Derivatives designated as hedging instruments

	September 30, 2009	March 31, 2009
Foreign currency exchange contracts:
Other current assets	$429	$388
Other long-term assets	$283	$153
Foreign currency derivative contracts, current portion	$(2,339)	$(7,614)
Long-term liabilities	$(203)	$(1,520)

Derivatives not designated as hedging instruments

Foreign currency exchange contracts:
Other current assets	$—	$44
Foreign currency derivative contracts, current portion	$—	$(167)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Derivative Financial Instruments (Continued)

The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated statements of income of the Company for the three and six months ended September 30, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three months ended September 30,		Six months ended September 30,
Derivatives Designated as Cash Flow Hedging Relationships	2009	2008	2009	2008
Foreign currency exchange contracts	$751	$(3,184)	$3,396	$(10,556)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three months ended September 30,		Six months ended September 30,
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	2009	2008	2009	2008
Costs of revenue	$(1,077)	$(812)	$(2,195)	$(1,214)
Operating expenses	$(561)	$(373)	$(1,171)	$(585)

		Amount of Gains or (Loss) Recognized in Income on Derivatives
		Three months ended September 30,		Six months ended September 30,
	Location of Gain Or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments		2009	2008	2009	2008
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(88)	$161	$(229)	$(190)
	Revenue	$(41)	$—	$(325)	$—
	Costs of revenue	$17	$—	$114	$—
	Selling, general and administrative expenses	$1	$—	$39	$—
	Other, net	$—	$—	$63	$—

(7) Income Taxes

Including discrete items, the Company's effective tax rate was 10.8% and 11.1% for the three and six months ended September 30, 2009, as compared to an effective tax (benefit) rate of (164.5)% and (67.1)% for the three and six months ended September 30, 2008, respectively. This increase is primarily due to the geographic mix of the Company's forecasted profit. The effective income tax rate is based on the estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(7) Income Taxes (Continued)

One of the Company's Indian subsidiaries, Virtusa (India) Private Ltd, or Virtusa India, is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for a period of ten consecutive years for each Software Technology Park, or STP, that it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad, India. Substantially all of the earnings of both STPs qualify as tax-exempt profits. All STP exemptions are due to expire on March 31, 2011. Subsequent to March 31, 2011, these holidays will be phased out and any profits will be fully taxable at the Indian statutory rate, which is currently 33.99%.

In anticipation of the phase-out of the STP holidays, the Company located a portion of its new Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. The Company's profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.

In addition, the Company's Sri Lankan subsidiary, Virtusa Private Ltd, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires that the Company meet certain new job creation and investment criteria.

(8) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Client revenue:
North America	$27,216	$31,893	$55,910	$62,109
Europe	9,550	11,400	17,564	22,899
Rest of world	731	729	1,391	1,557

Consolidated revenue	$37,497	$44,022	$74,865	$86,565

	September 30, 2009	March 31, 2009
Net assets:
United States	$119,220	$113,036
India	23,683	18,488
Sri Lanka	4,296	4,195
Europe	21,639	16,867

Consolidated net assets	$168,838	$152,586

During the three months ended September 30, 2009, revenue from four significant clients accounted for 17.1%, 12.6%, 11.5% and 10.4% respectively, of the Company's consolidated revenue. During the six

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(8) Concentration of Revenue and Assets (Continued)

months ended September 30, 2009, revenue from these four clients represented 15.5%, 13.6%, 12.0% and 10.7% respectively, of the Company's consolidated revenue. During the three months ended September 30, 2008, revenue from two significant clients accounted for 20.0% and 11.9%, respectively, of the Company's consolidated revenue. During the six months ended September 30, 2008, revenue from these two clients were 20.8% and 11.4%, respectively, of the Company's consolidated revenue.

(9) Treasury Stock

Since July 2008, the Company has had a stock repurchase program in place that authorized the purchase of up to $15,000 of shares of the Company's outstanding common stock which expired on July 28, 2009, subject to certain price and other trading restrictions. On August 5, 2009, the Company's board of directors approved a new stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company's outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three and six months ended September 30, 2009, the Company did not purchase any shares of its common stock.

(10) Debt

On July 31, 2009, the Company entered into a new $3,000 credit agreement with RBS Citizens, N.A. ("RBS") and J.P. Morgan Chase Bank, N.A. ("JPM"). The primary purpose of the new credit agreement is to support the Company's foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations.

The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. The Company has a $346 outstanding letter of credit under the facility to collateralize the Company's office lease in Westborough, MA. In connection with the execution of the new credit facility, the Company terminated its prior $3,000 amended and restated line of credit agreement.

Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its European-based accounts receivable balances to such financial institution. During the three and six month periods ended September 30, 2009, $3,510 and $7,910, respectively, of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six month periods ended September 30, 2009. No amounts were due as of September 30, 2009, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(11) Subsequent Events

On November 4, 2009, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Insource Holdings, Inc., a Connecticut corporation ("InSource"), to acquire all of the issued and outstanding stock of InSource and each of its subsidiaries (the "Acquisition"). The Company also completed the Acquisition on November 4, 2009, and InSource is now a wholly-owned subsidiary of the Company. InSource is a privately-held technology consulting firm with domain expertise in the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(11) Subsequent Events (Continued)

insurance and healthcare industries. The Acquisition was consummated to expand Virtusa's service offerings in the insurance and health care industries.

Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was $7,300 in cash, subject to post-closing adjustments. Approximately 10% of the purchase price is subject to a hold back by the Company for a period of 12 months as security for the Sellers' indemnification obligations under the Stock Purchase Agreement. The purchase price is subject to adjustment after the closing in the event the working capital associated with InSource deviates from a threshold amount, as well as an adjustment of up to an additional $500 in earn-out consideration based on whether InSource's calendar year and fourth quarter 2009 revenue and operating margin meet specified targets.

In connection with the Acquisition, the Company offered employment to all of InSource's employees, including an employment agreement with the founder/president with respect to his continued employment as InSource's president. The Company also established a performance-based cash bonus plan for certain employees of InSource based on the achievement of specified revenue and operating margin targets.

With respect to the Acquisition, certain required disclosures have been omitted from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 because the initial accounting for the business combination is incomplete as of the filing date, due to the acquisition occurring near the reporting date.

On October 16, 2009, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 189,465 Indian rupees (approximately $4,036) and an average settlement rate of 46.9 Indian rupees per U.S. dollar. The U.K. pound sterling contracts have an aggregate notional amount of approximately 47,367 Indian rupees (approximately £634) and have an average settlement rate of 74.8 Indian rupees per U.K. pound sterling. These contracts will expire at various dates during the 24 month period ending on September 30, 2011. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on October 16, 2009 of $1.62 per U.K. pound sterling, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 46.8 Indian rupees per U.S. dollar. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on the Company's Indian rupee denominated expenses.

On October 8, 2009, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,907 (approximately $3,059) and will expire on various dates during the period ending December 31, 2009. The weighted average U.K. pound sterling rate associated with these contracts is approximately £1.60 per U.S. dollar.

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

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At September 30, 2009, we had 3,588 employees, or team members. In our three months ended September 30, 2009, our revenue decreased by 14.8% to $37.5 million, compared to $44.0 million in our three months ended September 30, 2008. In our six months ended September 30, 2009, our revenue decreased by 13.5% to $74.9 million, compared to $86.6 million in our six months ended September 30, 2008.

Net income increased by $1.7 million to $3.0 million in our three months ended September 30, 2009, as compared to $1.3 million in our three months ended September 30, 2008. Net Income increased by $3.5 million to $5.6 million in our six months ended September 30, 2009, as compared to $2.1 million in our six months ended September 30, 2008.

The decrease in revenue for the three and six months ended September 30, 2009 primarily resulted from:

  •
  lower revenue contribution from our existing clients, particularly one of our largest clients

  •
  depreciation of the U.K. pound sterling against the U.S. dollar

The key drivers of our increase in net income for the three and six months ended September 30, 2009, as compared to the three and six months ended September 30, 2008, were as follows:

  •
  decreased costs of revenue, driven by fewer IT professionals and higher utilization

  •
  decreased selling, general and administrative expenses, driven by operational efficiencies, the management of discretionary costs, and the depreciation of both the U.K. pound sterling and the Indian rupee against the U.S. dollar

High repeat business and client concentration are common in our industry. During our three months ended September 30, 2009, 90% of our revenue was derived from clients who had been using our services for more than one year, as compared to 89% for the three months ended September 30, 2008. During our six months ended September 30, 2009, 92% of our revenue was derived from clients who had been using our services for more than one year, as compared to 90% for the six months ended September 30, 2008. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to expand our client base, and over time, reduce client concentration.

Our European revenue decreased to $9.6 million, or 25.5% of total revenue, from $11.4 million, or 25.9% of total revenue, for the three months ended September 30, 2009 and 2008, respectively. European revenue for the six months ended September 30, 2009 decreased to $17.6 million, or 23.5% of total revenue, from $22.9 million, or 26.5% of total revenue, for the six months ended September 30, 2008. European revenue was negatively impacted by lower revenue contribution from one of our largest clients, British Telecommunications plc ("British Telecom"), as well as the depreciation of the U.K. pound sterling against the U.S. dollar year-over-year.

On October 30, 2009, we amended our five-year Master Services Agreement ("MSA") with British Telecom to extend by one additional year the period by which we are to provide information technology services to British Telecom from March 31, 2012 to March 31, 2013, subject to earlier termination in certain circumstances. The amendment also revised various pricing terms between the parties, including reductions in rates charged and discounts provided by Virtusa UK Limited to British Telecom. The minimum aggregate expenditure commitment by British Telecom remained unchanged over the term of the amended MSA at approximately £102 million. The MSA contains provisions for warranties, insurance, indemnification, liquidated damages and other limitations of liability, and other customary terms and conditions. The MSA may be terminated by British Telecom upon 90 days notice, as well as by either party upon an uncured, material breach of the other party. British Telecom may also terminate without liability upon certain changes in control of Virtusa UK Limited. There can be no assurance that we will realize the full amount of those expenditures or that the agreement will not be terminated prior to the end of its term.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 16% and 17% of total revenue for the three and six months ended September 30, 2009, as compared to 26% and 21% of total revenue for the three and six months ended September 30, 2008, respectively. The decreased revenue earned from fixed-price contracts primarily reflects lower revenue contribution from one client, British Telecom, as fixed-price contracts came to their successful completion.

Our gross profit increased by $0.7 million, or 4.5% to $16.4 million for the three months ended September 30, 2009 as compared to $15.7 million in the three months ended September 30, 2008, and increased by $2.7 million, or 9.0%, to $32.9 million for the six months ended September 30, 2009 as compared to $30.2 million in the six months ended September 30, 2008. The increase in gross profit is primarily due to a lower number of IT professionals and higher utilization during the three and six months ended September 30, 2009 as compared to the three and six months ended September 30, 2008.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. For the twelve months ended September 30, 2009, our attrition rate reflects both voluntary and involuntary attrition of 17.5% and 5.4%, respectively. This attrition rate reflects a lower rate of involuntary attrition compared to prior periods. We remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer despite the current economic downturn impacting our industry. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We continue to engage in a foreign currency hedging strategy program using foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling, as well as the U.K. pound sterling against the U.S. dollar, to reduce the effect of foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular, those related to revenue recognition, income taxes, valuation of financial instruments and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Results of operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The following table presents an overview of our results of operations for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Revenue	$37,497	$44,022	$(6,525)	(14.8)%
Costs of revenue	21,114	28,344	(7,230)	(25.5)%

Gross profit	16,383	15,678	705	4.5%
Operating expenses	13,206	14,989	(1,783)	(11.9)%

Income from operations	3,177	689	2,488	361.1%
Other income (expense)	171	(199)	370	(185.9)%

Income before income tax expense (benefit)	3,348	490	2,858	583.3%
Income tax expense (benefit)	362	(806)	1,168	(144.8)%

Net income	$2,986	$1,296	$1,690	130.4%

Revenue

Revenue decreased by 14.8%, or $6.5 million, from $44.0 million during the three months ended September 30, 2008 to $37.5 million in the three months ended September 30, 2009. Revenue from European clients decreased by $1.8 million as compared to the three months ended September 30, 2008, due primarily to decreased revenue contribution from one client, British Telecom. The decrease in revenue from European clients is also partially attributed to the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar of $1.6 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. Revenue from North American clients decreased by $4.7 million as compared to the three months ended September 30, 2008 due to lower revenue contribution from our existing clients. Revenue from clients existing as of September 30, 2008 decreased in the three months ended September 30, 2009 by $10.4 million as compared to the three months ended September 30, 2008. Revenue from new clients added since September 30, 2008 was $3.9 million, or 10.5% of total revenue for the three months ended September 30, 2009. We had 59 active clients as of September 30, 2009 as compared to 57 active clients as of September 30, 2008.

Costs of revenue

Costs of revenue decreased from $28.3 million in the three months ended September 30, 2008 to $21.1 million in the three months ended September 30, 2009, a decrease of $7.2 million, or 25.5%. The primary driver of the decrease was a reduction of $6.5 million in compensation costs for our IT professionals in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. At September 30, 2009, we had 3,263 IT professionals as compared to 4,006 at September 30, 2008. In addition, there were decreased travel costs of $0.3 million and decreased subcontractor costs of $0.2 million in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Gross profit

Our gross profit increased by $0.7 million, or 4.5%, from $15.7 million for the three months ended September 30, 2008 as compared to $16.4 million for the three months ended September 30, 2009 due to lower costs of revenue, as discussed above, and higher utilization of our IT professionals. As a percentage of revenue, gross profit margin was 43.7% and 35.6% in the three months ended September 30, 2009 and 2008, respectively.

Operating expenses

Operating expenses decreased from $15.0 million in the three months ended September 30, 2008 to $13.2 million in the three months ended September 30, 2009, a decrease of $1.8 million, or 11.9%. The decrease in our operating expenses in the three months ended September 30, 2009 was primarily due to decreases of $0.5 million in compensation expenses, $0.8 million in infrastructure expenses in Asia and $0.3 million in share based compensation expense. As a percentage of revenue, our operating expenses increased to 35.2% in the three months ended September 30, 2009 from 34.0% in the three months ended September 30, 2008, as the 14.8% decline in revenue was larger than the 11.9% reduction in our operating expenses.

Income from operations

Income from operations increased from $0.7 million in the three months ended September 30, 2008 to $3.2 million in the three months ended September 30, 2009. As a percentage of revenue, income from operations increased from 1.6% in the three months ended September 30, 2008 to 8.5% in the three months ended September 30, 2009, primarily due to higher gross profit and lower operating expenses.

Other income (expense)

Other income (expense) increased from $(0.2) million in the three months ended September 30, 2008 to $0.2 million in the three months ended September 30, 2009. This increase is primarily attributed to a reduction in foreign currency transaction losses by $0.6 million in the three months ended September 30, 2009 as compared to the three months ended September, 2008. The reduction in foreign exchange losses was offset by a decrease in interest income of $0.2 million, from $0.7 million in the three months ended September 30, 2008 to $0.5 million in the three months ended September 30, 2009, due to lower effective interest rates despite higher cash and cash equivalent balances.

Income tax expense (benefit)

We had income tax expense of $0.4 million in the three months ended September 30, 2009 compared to an income tax benefit of $0.8 million in the three months ended September 30, 2008. Our effective tax rate was 10.8% for the three months ended September 30, 2009, as compared to an effective tax (benefit) rate of (164.5)% for the three months ended September 30, 2008. This increase is primarily due to a change in the geographic mix of our forecasted profit for the year and our overall level of profitability.

Net income

Net income increased from $1.3 million in the three months ended September 30, 2008 to $3.0 million in the three months ended September 30, 2009. This increase was driven primarily by higher gross profit and lower operating expenses, despite lower revenue during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Six months ended September 30, 2009 compared to the six months ended September 30, 2008

The following table presents an overview of our results of operations for the six months ended September 30, 2009 and 2008.

	Six Months Ended September 30,
(dollars in thousands)	2009	2008	$ Change	% Change
Revenue	$74,865	$86,565	$(11,700)	(13.5)%
Costs of revenue	41,985	56,412	(14,427)	(25.6)%

Gross profit	32,880	30,153	2,727	9.0%
Operating expenses	26,608	29,453	(2,845)	(9.7)%

Income from operations	6,272	700	5,572	796.0%
Other income	44	581	(537)	(92.4)%

Income before income tax expense (benefit)	6,316	1,281	5,035	393.1%
Income tax expense (benefit)	701	(860)	1,561	(181.5)%

Net income	$5,615	$2,141	$3,474	162.3%

Revenue

Revenue decreased by 13.5%, or $11.7 million, from $86.6 million during the six months ended September 30, 2008 to $74.9 million in the six months ended September 30, 2009. Revenue from European clients decreased by $5.3 million as compared to the six months ended September 30, 2008, due primarily to decreased revenue contribution from one client, British Telecom, and the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar of $4.1 million for the six months ended September 30, 2009 as compared to the six months ended September 30, 2008. Revenue from North American clients decreased by $6.2 million as compared to the six months ended September 30, 2008 due to lower revenue contribution from our existing clients. Revenue from clients existing as of September 30, 2008 decreased in the six months ended September 30, 2009 by $17.7 million as compared to the six months ended September 30, 2008. Revenue from new clients added since September 30, 2008 was $6.0 million, or 8.1%, of total revenue for the six months ended September 30, 2009. We had 59 active clients as of September 30, 2009 as compared to 57 active clients as of September 30, 2008.

Costs of revenue

Costs of revenue decreased from $56.4 million in the six months ended September 30, 2008 to $42.0 million in the six months ended September 30, 2009, a decrease of $14.4 million, or 25.6%. The decrease was primarily attributable to a reduction of $11.4 million in compensation costs for our IT professionals in the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. At September 30, 2009 we had 3,263 IT professionals as compared to 4,006 at September 30, 2008. In addition, there were decreased travel costs of $1.2 million and decreased subcontractor costs of $1.4 million in the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

Gross profit

Our gross profit increased by $2.7 million, or 9.0%, to $32.9 million for the six months ended September 30, 2009 as compared to $30.2 million in the six months ended September 30, 2008 due to lower costs of revenue, as discussed above, and higher utilization of our IT professionals. As a percentage of revenue, gross margin was 43.9% and 34.8% in the six months ended September 30, 2009 and 2008, respectively.

Operating expenses

Operating expenses decreased from $29.5 million in the six months ended September 30, 2008 to $26.6 million in the six months ended September 30, 2009, a decrease of $2.8 million, or 9.7%. The decrease in our operating expenses in the six months ended September 30, 2009 resulted from a decrease of $0.8 million in compensation expenses, $1.4 million in infrastructure expenses in Asia, $0.4 million in share-based compensation and $0.2 million in travel costs. As a percentage of revenue, our operating expenses increased from 34.0% in the six months ended September 30, 2008 to 35.5% in the six months ended September 30, 2009, as the 13.5% decline in revenue was larger than the 9.7% decline in our operating expenses.

Income from operations

Income from operations increased from $0.7 million in the six months ended September 30, 2008 to $6.3 million in the six months ended September 30, 2009. As a percentage of revenue, income from operations increased from 0.8% in the six months ended September 30, 2008 to 8.4% in the six months ended September 30, 2009, primarily due to our higher gross profit and lower operating expenses.

Other income

Other income decreased from $0.6 million in the six months ended September 30, 2008 to $44,000 in the six months ended September 30, 2009. The decrease is attributed to a decrease in interest income of $0.6 million during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008, due to lower effective interest rates despite higher cash and cash equivalent balances.

Income tax expense (benefit)

We had an income tax benefit of $0.9 million in the six months ended September 30, 2008 compared to an income tax expense of $0.7 million in the six months ended September 30, 2009. Our effective tax rate was an income tax rate of 11.1% for the six months ended September 30, 2009, as compared to an effective tax (benefit) rate of (67.1)% for the six months ended September 30, 2008. This reduction is primarily due to the geographic mix of our forecasted profit.

Net income

Net income increased from $2.1 million in the six months ended September 30, 2008 to $5.6 million in the six months ended September 30, 2009. This increase was driven primarily by higher gross profit and lower operating expenses, despite lower revenue during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 31, 2009, we entered into a new $3.0 million credit agreement with RBS Citizens, N.A. ("RBS") and J.P. Morgan Chase Bank, N.A. ("JPM"). The primary purpose of the new credit agreement is to support our foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. We have a $0.3 million outstanding letter of credit under the facility to collateralize our office lease in Westborough. As of September 30, 2009, there are no other amounts outstanding under this credit facility. In connection with the execution of the new credit facility, we terminated our prior $3.0 million amended and restated line of credit agreement.

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right to sell these auction-rate securities back to the investment firm at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the six months ended September 30, 2009, $7.9 million of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the six months ended September 30, 2009. No amounts were due as of September 30, 2009, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

On November 4, 2009, we entered into a Stock Purchase Agreement with Insource Holdings, Inc., a Connecticut corporation ("InSource") and the owners/stockholders, to acquire all of the issued and outstanding stock of InSource and each of its subsidiaries for $7.3 million in cash, subject to post-closing adjustments. We also completed the transaction on November 4, 2009 (see Note 11).

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $27.2 million, of which we anticipate spending approximately $5.4 million during the fiscal year ending March 31, 2010. Through September 30, 2009, we have spent $14.7 million toward the completion of this facility with approximately $0.8 million spent during the six months ended September 30, 2009. Other capital expenditures during the six months ended September 30, 2009 were approximately $0.9 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2010 to be approximately $2.0 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2009	2008
Net cash provided by operating activities	$12,433	$4,794
Net cash used for investing activities	(965)	(3,322)
Net cash provided by (used for) financing activities	1,665	(3,075)
Effect of exchange rate changes on cash	975	(827)

Net increase (decrease) in cash and cash equivalents	14,108	(2,430)
Cash and cash equivalents, beginning of period	55,698	41,047

Cash and cash equivalents, end of period	$69,806	$38,617

Net cash provided by operating activities

Net cash provided by operating activities was $12.4 million during the six months ended September 30, 2009 as compared to $4.8 million during the six months ended September 30, 2008. This change was attributable to an increase in net income of $3.5 million, a net change in operating assets and liabilities of $3.6 million, an increase in deferred income taxes of $0.7 million and an increase in depreciation and amortization of $0.3 million, which were offset by a decrease in share-based compensation of $0.5 million during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.

Net cash used for investing activities

Net cash used for investing activities was $1.0 million during the six months ended September 30, 2009 as compared to $3.3 million during the six months ended September 30, 2008. The change was due to the net increase in investment securities of $5.8 million during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008, offset by the release of restricted cash of $2.1 million and decrease in the purchase of property plant and equipment in the amount of $6.0 million.

Net cash provided by (used for) financing activities

Net cash provided by financing activities was $1.7 million during the six months ended September 30, 2009, as compared to $3.1 million used for financing activities during the six months ended September 30, 2008. The change is due to the increase in cash provided by stock option exercises of $1.3 million during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008, in addition to the absence of repurchases of our common stock under our stock repurchase program during the six months ended September 30, 2009 as compared to $3.4 million used during the six months ended September 30, 2008.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt. We had cash-secured letters of credit totaling approximately $0.3 million at September 30, 2009.

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

Recent accounting pronouncements

In December 2008, the Financial Accounting Standards Board ("FASB") issued guidance to require more detailed disclosures about the fair value measurements of employers' plan assets including (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures required will be included in our fiscal year ending March 31, 2010 consolidated financial statements. This guidance did not impact our consolidated financial results, but will require certain additional disclosures.

In April 2009, the FASB issued guidance where, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after

March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

Effective April 1, 2009, we adopted guidance where unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance for disclosing events that occur after the balance sheet date, but before financial statements are issued or available to be issued, which is effective for the Company June 30, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification (the "Codification"). The Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the Codification, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and this will supersede all other previously issued non-SEC accounting and reporting guidance. The Codification is effective for financial statement periods ended after September 15, 2009. The adoption of the Codification did not have a material effect on our financial condition or consolidated results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes in the first six months of our fiscal year ending March 31, 2010 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges.

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee, and the Sri Lankan rupee.

We utilize a foreign currency hedging program to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts as of September 30, 2009 was $52.3 million.

Recently, the volatility in the U.K. pound sterling has had, and may continue to have, a negative impact on our revenue generated in U.K. pound sterling. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

Interest Rate Risk

We had no debt outstanding as of September 30, 2009. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of September 30, 2009, we had $123.8 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as either "available-for-sale" or "trading" and are recorded at fair value. Our "available-for-sale" and "trading" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three and six months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock which expired on July 28, 2009. On August 5, 2009, our board of directors approved a new stock repurchase program that authorized the purchase of up to $15 million of shares of our outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three and six months ended September 30, 2009, we did not repurchase any shares of our common stock.

On August 8, 2007, we completed our IPO of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We continue to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in Hyderabad, India, of which we have spent approximately $27.2 million as of September 30, 2009 and plan to spend approximately $13.3 million during our fiscal years ending March 31, 2010, 2011 and 2012. The balance of the net proceeds will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the six month period ended September 30, 2009, we withheld an aggregate of 8,003 shares of restricted stock at a price of $9.98 per share.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on Tuesday, September 1, 2009, in Westborough, Massachusetts, at which the following matters were submitted to a vote of the stockholders:

a.)
Votes regarding the election of the persons named below as class II members to the board of directors, for a three-year term ending at the 2012 Annual Meeting of Stockholders and until their successors have been duly elected and qualified or until their earlier resignation or removal, were as follows:

	For	Withheld
Martin Trust	19,279,789	598,259
Izhar Armony	19,324,045	554,003
Rowland T. Moriarty	19,194,706	683,342

b.)
Votes regarding ratification of the appointment of the accounting firm of KPMG LLP as the Company's independent registered public accountants for the current fiscal year were as follows:

For	Against	Abstentions
19,858,929	7,558	11,561

In addition, the terms of office of each of the following directors continued after the meeting: Kris Canekeratne, Robert E. Davoli, Ronald T. Maheu and William K. O'Brien.

Item 6.    Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
10.1		Credit Agreement dated as of July 31, 2009 by and among Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, JPMORGAN CHASE BANK, N. and RBS CITIZENS, NATIONAL ASSOCIATION as Administrative Agent (previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.2
Negative Pledge Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.3
Pledge Agreement dated as of July 31, 2009 by and between Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.4
Security Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
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

Virtusa Corporation
Date: November 9, 2009	By:	/s/ KRIS CANEKERATNE Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2009	By:	/s/ RANJAN KALIA Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1		Credit Agreement dated as of July 31, 2009 by and among Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, JPMORGAN CHASE BANK, N. and RBS CITIZENS, NATIONAL ASSOCIATION as Administrative Agent (previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.2
Negative Pledge Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.3
Pledge Agreement dated as of July 31, 2009 by and between Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.4
Security Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
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