Form 10-Q
period 2009-12-31
VIRTUSA CORP
filed 2010-02-03
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of February 1, 2010:

Class	Number of Shares
Common Stock, par value $.01 per share	23,816,611

Virtusa Corporation and Subsidiaries

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2009	March 31, 2009
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$59,365	$55,698
Short-term investments	28,463	23,333
Accounts receivable, net of allowance of $936 and $1,041 at December 31, 2009 and March 31, 2009, respectively	28,043	28,244
Unbilled accounts receivable	4,423	4,005
Prepaid expenses	3,016	5,050
Deferred income taxes	1,583	4,139
Other current assets	7,181	5,668

Total current assets	132,074	126,137
Property and equipment, net of accumulated depreciation of $21,680 and $17,415 at December 31, 2009 and March 31, 2009, respectively	20,084	19,680
Long-term investments	34,847	28,054
Goodwill	3,774	—
Restricted cash	885	3,489
Deferred income taxes	5,450	5,040
Other long-term assets	5,138	4,623

Total assets	$202,252	$187,023

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,557	$5,499
Accrued employee compensation and benefits	10,252	9,520
Accrued expensesand other current liabilities	7,579	7,347
Foreign currency derivative contracts, current portion	773	7,781
Deferred revenue	1,147	1,016
Income taxes payable	1,162	151

Total current liabilities	25,470	31,314
Long-term liabilities	1,827	3,123

Total liabilities	27,297	34,437

Commitments and guarantees
Stockholders' equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31 and March 31, 2009; issued zero shares at December 31 and March 31, 2009	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2009 and March 31, 2009; issued 25,120,227 and 24,417,272 shares at December 31, 2009 and March 31, 2009, respectively; outstanding 23,360,839 and 22,657,884 shares at December 31, 2009 and March 31, 2009, respectively	251	244
Treasury stock, 1,759,388 common shares, at cost, at December 31, 2009 and March 31, 2009, respectively	(8,244)	(8,244)
Additional paid-in capital	148,229	144,286
Accumulated earnings	39,032	30,485
Accumulated other comprehensive loss	(4,313)	(14,185)

Total stockholders' equity	174,955	152,586

Total liabilities and stockholders' equity	$202,252	$187,023

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2009	2008	2009	2008
Revenue	$41,692	$44,940	$116,557	$131,505
Costs of revenue	23,744	25,286	65,729	81,698

Gross profit	17,948	19,654	50,828	49,807
Operating expenses:
Selling, general and administrative expenses	14,549	14,279	41,156	43,732

Income from operations	3,399	5,375	9,672	6,075
Other income (expense):
Interest income	517	647	1,388	2,085
Foreign currency transaction gains (losses)	(416)	1,345	(1,252)	465
Other, net	4	38	13	61

Total other income	105	2,030	149	2,611

Income before income tax expense	3,504	7,405	9,821	8,686
Income tax expense	572	1,107	1,274	247

Net income	$2,932	$6,298	$8,547	$8,439

Net income per share of common stock
Basic	$0.13	$0.28	$0.37	$0.37

Diluted	$0.12	$0.27	$0.36	$0.35

Comprehensive income (loss):
Net income	$2,932	$6,298	$8,547	$8,439
Foreign currency translation adjustments	1,071	(4,433)	4,122	(8,926)
Unrealized gain (loss) on available-for-sale securities	(133)	897	251	154
Unrealized gain (loss) on effective cash flow hedges	1,424	801	5,499	(4,558)

Total comprehensive income (loss)	$5,294	$3,563	$18,419	$(4,891)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2009	2008
Cash flows provided by operating activities:
Net income	$8,547	$8,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,481	3,226
Amortization of intangible assets	52	—
Share based compensation expense	2,563	3,028
Gain on disposal of property and equipment and investments	—	(11)
Deferred income taxes	(325)	(750)
Foreign currency losses (gains), net	1,252	(465)
Net changes in operating assets and liabilities:
Accounts receivable, net	3,040	(1,993)
Prepaid expenses and other current assets	2,420	(2,627)
Other long-term assets	(676)	(327)
Accounts payable	(2,263)	4,918
Accrued employee compensation and benefits	197	(1,299)
Accrued expenses and other current liabilities	(1,651)	1,854
Deferred revenue	1,036	1,530
Excess tax benefits from stock option exercises	(45)	—
Income taxes payable	196	1,191
Other long-term liabilities	576	(1,990)

Net cash provided by operating activities	18,400	14,724

Cash flows used for investing activities:
Purchase of short-term investments	(1,967)	(16,147)
Proceeds from sale or maturity of short-term investments	18,850	40,440
Purchase of long-term investments	(36,275)	(31,061)
Proceeds from sale or maturity of long-term investments	8,100	7,236
Purchase of property and equipment	(2,087)	(9,222)
Proceeds from sale of property and equipment	—	12
Acquisition of a business, net of cash acquired	(6,137)	—
Decrease in restricted cash	1,966	409

Net cash used for investing activities	(17,550)	(8,333)

Cash flows provided by (used for) financing activities:
Purchase of treasury stock	—	(6,302)
Proceeds from exercise of common stock options	1,670	548
Excess tax benefits from stock option exercises	45	—
Principal payments on capital lease obligation	(4)	—

Net cash provided by (used for) financing activities	1,711	(5,754)

Effect of exchange rate changes on cash and cash equivalents	1,106	(2,111)

Net increase (decrease) in cash and cash equivalents	3,667	(1,474)
Cash and cash equivalents, beginning of period	55,698	41,047

Cash and cash equivalents, end of period	$59,365	$39,573

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the "Company" or "Virtusa") is a global information technology services company providing IT consulting, technology implementation and application outsourcing services. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides high-value services that enhance clients' business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, Virtusa has offices in the United States and the United Kingdom, and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.

(2) Unaudited Interim Financial Information

  Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company's audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2009 included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 29, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. The Company has evaluated all subsequent events through February 3, 2010, the date these financial statements were issued.

  Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited, organized and located in the United Kingdom; Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States, InSource Holdings Inc., a Connecticut corporation, and InSource, LLC, a Connecticut limited liability company, each located in the United States; and Virtusa International, B.V., organized and operating in the Netherlands. All intercompany transactions and balances have been eliminated in consolidation.

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

the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, valuation of financial instruments including derivative contracts and investments, and the valuation of intangibles and variable compensation related to the acquisition of InSource Holdings, Inc. and its subsidiaries. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

  Fair Value of Financial Instruments

At December 31, 2009 and March 31, 2009, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments (see Note 6).

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Numerators:
Net income	$2,932	$6,298	$8,547	$8,439

Denominators:
Weighted average common shares outstanding	23,335,454	22,549,515	23,078,701	22,852,794
Dilutive effect of employee stock options	816,130	1,019,373	842,760	1,361,766
Dilutive effect of stock appreciation rights	47,089	40,247	50,034	40,247

Weighted average shares—diluted	24,198,673	23,609,135	23,971,495	24,254,807
Net income per share—basic	$0.13	$0.28	$0.37	$0.37

Net income per share—diluted	$0.12	$0.27	$0.36	$0.35

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(3) Net Income per Share (Continued)

During the three and nine months ended December 31, 2009, options to purchase 1,237,598 and 1,196,496 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and nine months ended December 31, 2008, options to purchase 2,148,453 and 1,165,308 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Acquisition

On November 4, 2009, the Company acquired all of the issued and outstanding stock of InSource Holdings, Inc., and its subsidiaries pursuant to a stock purchase agreement with InSource and its shareholders ("InSource"). The acquisition was consummated to expand the Company's service offerings in the insurance and health care industries.

The acquisition has been accounted for using the purchase method of accounting. Under the terms of the stock purchase agreement, the purchase price for the acquisition was $7,250 in cash, subject to post-closing adjustments. Ten percent (10%), or $725, of the purchase price was subject to a hold back by the Company for a period of 12 months as security for the sellers' indemnification obligations under the stock purchase agreement. This amount is included in restricted cash at December 31, 2009.

The purchase price was subject to adjustment after the closing for up to an additional $500 in earn-out consideration based on the achievement of certain calendar year and fourth quarter 2009 revenue and operating margin targets. The Company determined the fair value of the contingent consideration on the date of acquisition to be $400, based on the probability of InSource attaining the specified performance targets. At December 31, 2009, the Company determined that InSource met 100% of the performance targets, resulting in an increase in fair value of the contingent consideration to $500. The change in fair value of $100 was recorded to selling, general and administration expenses in the three-month period ended December 31, 2009. The $500 is expected to be paid by March 31, 2010.

The purchase price was also subject to an adjustment that would reimburse the shareholders if the shareholders' tax burden from a specified tax election made exceeds a pre-determined amount. The Company estimated the fair value of the purchase price adjustment upon acquisition at $208. There was no change in the fair value at December 31, 2009, which is provisional pending receipt of the final shareholder's tax filing.

In connection with the acquisition, the Company offered employment to all of InSource's employees, including an employment agreement with the founder/president with respect to his continued employment as InSource's president. The Company also established a performance-based cash bonus plan for certain employees of InSource based on the achievement of specified revenue and operating margin targets. The cash bonus plan allows for payment up to $4,500, a portion of which is contingent on continued employment for the founder/president and the remainder is tied to both continued employment of certain employees and achievement of certain revenue and operating income targets. The cash bonus plan will be accrued over the period ending March 31, 2012 to the extent that it is deemed probable that the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(4) Acquisition (Continued)

performance targets will be attained. For the three and nine-month period ended December 31, 2009, $128 has been recorded to earnings based on the probability of attaining the targets.

The goodwill of $3,774 arising from the acquisition consists largerly of the synergies and expansion of the Company's service offerings in the insurance and health care industries expected from combining the operations of the Company and InSource. The results of the InSource operations have been included in the Company's unaudited consolidated financial statements since the acquisition date. The Company has not furnished pro forma financial information relating to the InSource acquisition because such information is not material to the Company's financial results.

The following table presents the allocation of the acquisition purchase price:

Amount
Consideration Transferred:
Cash paid at closing	$6,525
Holdback of 10%	725
Fair value of contingent consideration	400
Fair value of purchase price adjustment	208

Fair value of consideration transferred	7,858
Less cash acquired	(388)
Total purchase price, net of cash acquired	$7,470

Acquisition-related costs	$300

Purchase Price Allocation:
Cash and cash equivalents	$388
Accounts receivable	1,604
Other current assets	53
Property and equipment	259
Customer relationship and trademark	2,100
Other current liabilities	(320)
Goodwill	3,774

Total purchase price	7,858
Less cash acquired	(388)

Total purchase price, net of cash acquired	$7,470

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(4) Acquisition (Continued)

Intangible Assets

The following are details of intangible assets acquired from InSource included in other long-term assets at December 31, 2009 and amortization for the three and nine-month period ended December 31, 2009:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.7	$2,000	$44	$1,956
Trademark	2.0	100	8	92

		$2,100	$52	$2,048

The customer relationships and trademark of InSource are being amortized on a straight-line basis over their estimated useful lives.

Goodwill

The following are details of the Company's goodwill balance at December 31, 2009:

Amount
Balance at April 1, 2009	$—
Goodwill arising from InSource	3,774

Balance at December 31, 2009	$3,774

While performing the annual impairment test of goodwill, Virtusa compares the fair value of the Company's single reporting unit to the carrying amount of all assets and liabilities, including the existing goodwill and intangible assets. Fair value is determined using a discounted cash flow approach based upon the cash flow expected to be generated by the Company. In the case that the fair value of the reporting unit is less than its carrying value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill. If the fair value of the goodwill is less than the carrying value, the difference is recorded as an impairment.

The goodwill balance is expected to be deductible for tax purposes.

The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

(5) Investment Securities

At December 31, 2009 and March 31, 2009, all of the Company's investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 6).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5) Investment Securities (Continued)

The following is a summary of investment securities at December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$12,959	$92	$—	$13,051
Non-current	17,291	74	(33)	17,332
Auction-rate securities:
Non-current	900	—	(35)	865
Agency and short-term notes:
Current	2,630	38	—	2,668
Non-current	4,346	4	(6)	4,344
Municipal bonds:
Current	1,210	2	—	1,212
Non-current	1,812	—	(23)	1,789
Treasury coupons:
Current	5,082	30	—	5,112
Non-current	10,478	43	(4)	10,517

Total available-for-sale securities	56,708	283	(101)	56,890
Trading securities:
Auction-rate securities (current)	5,501	919	—	6,420

Total investments	$62,209	$1,202	$(101)	$63,310

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(5) Investment Securities (Continued)

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2009 and March 31, 2009 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, the Company does not intend to sell such investments, and it is more likely than not the Company will not be required to sell such investments prior to the recovery of its amortized cost basis, except as disclosed in Note 6.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Fair Value of Financial Instruments

The Company uses a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company's financial assets and liabilities reflected in the consolidated financial statements at carrying value include marketable securities and other financial instruments which approximate fair value. Fair value for marketable securities is determined using a market approach based on quoted market prices at period end in active markets. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Fair Value of Financial Instruments (Continued)

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$5,963	$—	$—	$5,963
Investments:
Available-for-sales securities—current	22,043	—	—	22,043
Available-for-sales securities—non-current	33,982	—	865	34,847
Trading securities—current	—	—	6,420	6,420
Derivative instruments—current & non-current	—	1,304	—	1,304
Other current assets:
Put option	—	—	255	255

Total assets	$61,988	$1,304	$7,540	$70,832
Liabilities:
Derivative instruments—current & non-current	$—	$878	$—	$878

Total liabilities	$—	$878	$—	$878

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

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as short and long-term investments, reflecting the fact that the Company's auction-rate securities have underlying final maturities of greater than one year and based on the Company's intent and ability to sell the securities within one year. These investments were recorded at fair value at December 31, 2009 and March 31, 2009.

In November 2008, the Company entered into an agreement (the "Agreement") with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right (the "Put Option") to sell these auction-rate securities back to the investment firm at par, at the Company's sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company's behalf at par any time after the execution of the Agreement through July 2, 2012. The Company anticipates that any future changes in the fair value

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(6) Fair Value of Financial Instruments (Continued)

of the Put Option will be offset by the changes in the fair value of the related auction-rate securities with no material net impact to the consolidated statement of income. The Company intends to exercise its rights under the Agreement within the next twelve months.

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets at December 31, 2009:

Level 3 Assets
Balance at April 1, 2009	$7,579
Redemption of auction-rate securities	(100)
Total unrealized gains (losses):
Included in other accumulated comprehensive income	61

Balance at December 31, 2009	$7,540

(7) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 24 month period. The Cash Flow Program transactions meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30 day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "U.K. Revenue and Cost Program" involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three and nine months ended December 31, 2009.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(7) Derivative Financial Instruments (Continued)

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

The Company also uses derivatives not designated as hedging instruments to hedge intercompany balances and certain other revenue and expenses denominated in currencies other than the functional currency. Changes in the fair value of these derivatives purchased under the Balance Sheet Program or the UK Revenue and Cost Program are recognized in the unaudited consolidated statement of income and are included in foreign exchange gains (losses).

The U.S. dollar equivalent market value of all outstanding foreign currency derivative contracts was $46,267 and $57,632, as of December 31, 2009 and March 31, 2009, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $279 as of December 31, 2009. At December 31, 2009, the maximum outstanding term of any derivative instruments was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2009 and March 31, 2009:

Derivatives designated as hedging instruments

	December 31, 2009	March 31, 2009
Foreign currency exchange contracts:
Other current assets	$1,052	$388
Other long-term assets	$252	$153
Foreign currency derivative contracts, current portion	$(773)	$(7,614)
Long-term liabilities	$(105)	$(1,520)

Derivatives not designated as hedging instruments

Foreign currency exchange contracts:
Other current assets	$—	$44
Foreign currency derivative contracts, current portion	$—	$(167)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(7) Derivative Financial Instruments (Continued)

The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2009 and 2008:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,
Derivatives Designated as Cash Flow Hedging Relationships	2009	2008	2009	2008
Foreign currency exchange contracts	$1,495	$(1,069)	$4,892	$(11,624)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	2009	2008	2009	2008
Costs of revenue	$(475)	$(1,381)	$(2,670)	$(2,595)
Operating expenses	$(286)	$(668)	$(1,457)	$(1,253)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended December 31,		Nine Months Ended December 31,
	Location of Gain Or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments		2009	2008	2009	2008
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$14	$1,886	$(151)	$1,705
	Revenue	$(123)	$1,039	$(449)	$1,039
	Costs of revenue	$57	$(296)	$172	$(296)
	Selling, general and administrative expenses	$4	$(21)	$43	$(21)

(8) Income Taxes

Including discrete items, the Company's effective tax rate was 16.3% and 13.0% for the three and nine months ended December 31, 2009, as compared to an effective tax rate of 14.9% and 2.8% for the three and nine months ended December 31, 2008, respectively. This increase is primarily due to the geographic mix of the Company's forecasted taxable profit. The effective income tax rate is based on the estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(8) Income Taxes (Continued)

One of the Company's Indian subsidiaries, Virtusa (India) Private Ltd, or Virtusa India, is an export oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for a period of ten consecutive years for each Software Technology Park ("STP") that it operates. Virtusa India currently operates two STPs, in Chennai and in Hyderabad, India. Substantially all of the earnings of both STPs qualify as tax-exempt profits. The Hyderabad STP is set to expire on March 31, 2010 and the Chennai STP is set to sunset on March 31, 2011. Subsequent to March 31, 2011, all STP tax holidays will be phased out and any profits will be fully taxable at the Indian statutory rate, which is currently 33.99%.

In anticipation of the phase-out of the STP holidays, the Company located a portion of its new Indian operations in areas designated as a Special Economic Zone ("SEZ") under the SEZ Act of 2005. The Company's profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.

In addition, the Company's Sri Lankan subsidiary, Virtusa Private Ltd, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires the Company to meet certain new job creation and investment criteria.

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Client revenue:
North America	$30,441	$31,958	$86,349	$94,067
Europe	10,412	11,937	27,977	34,836
Rest of world	839	1,045	2,231	2,602

Consolidated revenue	$41,692	$44,940	$116,557	$131,505

	December 31, 2009	March 31, 2009
Net assets:
United States	$119,285	$113,036
India	27,896	18,488
Sri Lanka	7,130	4,195
Europe	20,644	16,867

Consolidated net assets	$174,955	$152,586

During the three months ended December 31, 2009, revenue from four significant clients accounted for 15.6%, 10.6%, 9.0% and 8.7%, respectively, of the Company's consolidated revenue. During the nine months ended December 31, 2009, revenue from these four clients represented 15.5%, 10.7%, 10.9% and

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(9) Concentration of Revenue and Assets (Continued)

11.8%, respectively, of the Company's consolidated revenue. During the three months ended December 31, 2008, revenue from three significant clients accounted for 17.6%, 11.9% and 11.2%, respectively, of the Company's consolidated revenue. During the nine months ended December 31, 2008, revenue from these three clients accounted for 19.7%, 11.6% and 9.6%, respectively, of the Company's consolidated revenue.

(10) Treasury Stock

In July 2008, the Company adopted a stock repurchase program for the purchase of up to $15,000 of shares of the Company's outstanding common stock which expired on July 28, 2009. On August 5, 2009, the Company's board of directors approved a new stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company's outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three and nine months ended December 31, 2009, the Company did not purchase any shares of its common stock under this program.

(11) Debt

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

Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its European-based accounts receivable balances to such financial institution. During the three and nine-month periods ended December 31, 2009, $2,280 and $10,408, respectively, of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine-month periods ended December 31, 2009. No amounts were due as of December 31, 2009, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(12) Subsequent Events

On February 1, 2010, the Company acquired the business and assets of ConVista Consulting, LLC, a Virginia limited liability company ("ConVista"), pursuant to an Asset Purchase Agreement (the "Asset Purchase Agreement") with ConVista and the members of ConVista, dated as of February 1, 2010. ConVista is a U.S.-based, privately-held, market leader in finance transformation specifically focusing on high volume collection, disbursement, claims and billing systems in BFSI. The acquisition of ConVista extends the Company's enterprise application services offerings.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(In thousands, except share and per share amounts)

(12) Subsequent Events (Continued)

The purchase price for the acquisition was approximately $24,800 in cash, subject to post-closing adjustments. Approximately 10% of the purchase price is subject to a hold back by the Company for a period of 12 months as security for the sellers' indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $2,000 in earn-out consideration upon the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011.

Under the terms of the Asset Purchase Agreement, the Company agreed to offer employment to substantially all of the employees of ConVista, including certain key employees and the two founders of ConVista, with respect to their continued employment within Virtusa. The Company also established a retention-based cash bonus plan for the employees of ConVista who accept employment with the Company.

With respect to the acquisition, certain required disclosures have been omitted from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 because the initial accounting for the business combination is incomplete as of the filing date, due to the acquisition occurring subsequent to the reporting date and near the filing date.

On January 27, 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 155,481 Indian rupees (approximately $3,290) and an average settlement rate of 47.26 Indian rupees per U.S. dollar. The U.K. pound sterling contracts have an aggregate notional amount of approximately 38,871 Indian rupees (approximately £510) and have an average settlement rate of 76.16 Indian rupees per U.K. pound sterling. These contracts will expire at various dates during the 24 month period ending on December 31, 2011. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on January 27, 2010 of $1.62 per U.K. pound sterling, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 47.23 Indian rupees per U.S. dollar. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on the Company's Indian rupee denominated expenses.

On January 4, 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,885 U.K. pound sterling (approximately $3,015 U.S. dollars) and will expire on various dates during the period ending March 31, 2010. The weighted average U.K. pound sterling rate associated with these contracts is approximately $1.60 per U.K. pound sterling.

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

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States and the United Kingdom and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At December 31, 2009, we had 3,746 employees, or team members.

In our three months ended December 31, 2009, our revenue decreased by 7.2% to $41.7 million, compared to $44.9 million in our three months ended December 31, 2008. In our nine months ended December 31, 2009, our revenue decreased by 11.4% to $116.6 million, compared to $131.5 million in our nine months ended December 31, 2008. Net income decreased by $3.4 million to $2.9 million in our three months ended December 31, 2009, as compared to $6.3 million in our three months ended December 31, 2008. Net income increased by $0.1 million to $8.5 million in our nine months ended December 31, 2009, as compared to $8.4 million in our nine months ended December 31, 2008.

The decrease in revenue for the three and nine months ended December 31, 2009 primarily resulted from:

  •
  Lower revenue contribution from our existing clients, particularly two of our largest clients, and the conclusion of work with certain other clients

The key drivers of our decrease in net income for the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, were as follows:

  •
  Lower revenue contributions from existing clients

  •
  Foreign exchange losses due to intercompany balances

  •
  Increased selling, general and administrative expenses, driven by investments in business development

The key drivers of our increase in net income for the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 were as follows:

  •
  Decreased costs of revenue, driven by fewer IT professionals and higher utilization

  •
  Decreased selling, general and administrative expenses, driven by operational efficiencies

On February 1, 2010, we acquired the business and certain assets of ConVista Consulting, LLC ("ConVista") and the members of ConVista for $24.8 million in cash, subject to post-closing adjustments, as described in Note 12 to the unaudited consolidated financial statements contained herein.

On November 4, 2009, we acquired all the issued and outstanding stock of InSource Holdings, Inc. ("InSource") and its subsidiaries for $7.3 million in cash, subject to post-closing adjustments, as described in Note 4 to the unaudited consolidated financial statements contained herein.

High repeat business and client concentration are common in our industry. During our three months ended December 31, 2009, 81% of our revenue was derived from clients who had been using our services for more than one year, as compared to 84% for the three months ended December 31, 2008. During our nine months ended December 31, 2009, 88% of our revenue was derived from clients who had been using our services for more than one year, as compared to 91% for the nine months ended December 31, 2008. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to expand our client base and, over time, reduce client concentration. In the three months ended December 31, 2009, recent client additions and expansions, including business acquired from InSource, have comprised a larger percent of our total business.

Our European revenue decreased to $10.4 million, or 25.0% of total revenue, from $11.9 million, or 26.6% of total revenue, for the three months ended December 31, 2009 and 2008, respectively. European revenue for the nine months ended December 31, 2009 decreased to $28.0 million, or 24.0% of total revenue, from $34.8 million, or 26.5% of total revenue, for the nine months ended December 31, 2008. European revenue was negatively impacted by lower revenue contribution from one of our largest clients, British Telecommunications plc ("British Telecom"). Our European revenue excluding British Telecom declined 3% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 and increased 10% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

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

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 18% and 17% of total revenue for the three and nine months ended December 31, 2009, as compared to 27% and 26% of total revenue for the three and nine months ended December 31, 2008, respectively. The decreased revenue earned from fixed-price contracts primarily reflects lower revenue contribution from one client, British Telecom, as fixed-price contracts came to their successful completion.

Our gross profit decreased by $1.7 million, or 8.7% to $17.9 million for the three months ended December 31, 2009 as compared to $19.7 million in the three months ended December 31, 2008, and increased by $1.0 million, or 2.0%, to $50.8 million for the nine months ended December 31, 2009 as compared to $49.8 million in the nine months ended December 31, 2008. The decrease in gross profit during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was primarily driven by lower revenue. The increase in gross profit during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008 is primarily due to a lower number of IT professionals and higher utilization

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We closely monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. For the twelve months ended December 31, 2009, our attrition rate reflects voluntary and involuntary attrition of 16.3% and 2.9%, respectively. These attrition rates reflect a lower rate of voluntary and involuntary attrition as compared to prior periods. We remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer despite the current economic downturn impacting our industry. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We continue to engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuation in the Indian rupee and Sri Lankan Rupee against the U.S. dollar and U.K. pound sterling, as well as the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also could reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Results of operations

Three months ended December 31, 2009 compared to the three months ended December 31, 2008

The following table presents an overview of our results of operations for the three months ended December 31, 2009 and 2008.

	Three Months Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Revenue	$41,692	$44,940	$(3,248)	(7.2)%
Costs of revenue	23,744	25,286	(1,542)	(6.1)%

Gross profit	17,948	19,654	(1,706)	(8.7)%
Operating expenses	14,549	14,279	270	1.9%

Income from operations	3,399	5,375	(1,976)	(36.8)%
Other income	105	2,030	(1,925)	(94.8)%

Income before income tax expense	3,504	7,405	(3,901)	(52.7)%
Income tax expense	572	1,107	(535)	(48.3)%

Net income	$2,932	$6,298	$(3,366)	(53.4)%

Revenue

Revenue decreased by 7.2%, or $3.2 million, from $44.9 million during the three months ended December 31, 2008 to $41.7 million in the three months ended December 31, 2009. Revenue from European clients decreased by $1.5 million as compared to the three months ended December 31, 2008, due primarily to decreased revenue contribution from one client, British Telecom. Revenue from North American clients decreased by $1.5 million as compared to the three months ended December 31, 2008 due to lower revenue contribution from our existing clients. Revenue from clients existing as of December 31, 2008 decreased in the three months ended December 31, 2009 by $11.5 million as compared to the three months ended December 31, 2008. Revenue from new clients added since December 31, 2008 was $7.8 million, or 18.8% of total revenue for the three months ended December 31, 2009. We had 57 active clients as of December 31, 2009 as compared to 54 active clients as of December 31, 2008.

Costs of revenue

Costs of revenue decreased from $25.3 million in the three months ended December 31, 2008 to $23.7 million in the three months ended December 31, 2009, a decrease of $1.5 million, or 6.1%. The primary driver of the decrease was a reduction of $1.9 million in compensation costs for our IT professionals in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008. At December 31, 2009, we had 3,417 IT professionals as compared to 3,767 at December 31, 2008. In addition, in the three months ended December 31, 2009, there were lower hedging losses of $1.3 million recorded on foreign currency forward contracts as part of our hedging program as compared to the three months ended December 31, 2008. This decrease was offset by an increase in travel cost of $0.5 million and subcontractor costs of $1.3 million in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Gross profit

Our gross profit decreased by $1.7 million, or 8.7%, from $19.7 million for the three months ended December 31, 2008 as compared to $17.9 million for the three months ended December 31, 2009 due to lower revenue. As a percentage of revenue, gross profit margin was 43.0% and 43.7% in the three months ended December 31, 2009 and 2008, respectively.

Operating expenses

Operating expenses increased from $14.3 million in the three months ended December 31, 2008 to $14.5 million in the three months ended December 31, 2009, an increase of $0.3 million, or 1.9%. The increase in our operating expenses in the three months ended December 31, 2009 was primarily due to increases of $1.3 million in compensation expenses and $0.3 in acquisition-related costs. This increase was offset by decreases of $0.3 million in infrastructure expenses, $0.4 million in hedging losses and $0.5 million in professional services received. As a percentage of revenue, our operating expenses increased to 34.9% in the three months ended December 31, 2009 from 31.8% in the three months ended December 31, 2008.

Income from operations

Income from operations decreased from $5.4 million in the three months ended December 31, 2008 to $3.4 million in the three months ended December 31, 2009. As a percentage of revenue, income from operations decreased from 12.0% in the three months ended December 31, 2008 to 8.2% in the three months ended December 31, 2009, primarily due to lower gross profit and higher operating expenses.

Other income

Other income decreased from $2.0 million in the three months ended December 31, 2008 to $0.1 million in the three months ended December 31, 2009. This decrease is primarily attributed to a $0.4 million foreign currency translation loss in the three month ended December 31, 2009 as compared to one-time foreign currency transaction gains of $1.3 million in the three months ended December 31, 2008.

Income tax expense

We had income tax expense of $0.6 million in the three months ended December 31, 2009 as compared to an income tax expense of $1.1 million in the three months ended December 31, 2008. Our effective tax rate was 16.3% for the three months ended December 31, 2009, as compared to an effective tax rate of 14.9% for the three months ended December 31, 2008. This increase is primarily due to a change in the geographic mix of our forecasted profit for the fiscal year and our overall level of profitability.

Net income

Net income decreased from $6.3 million in the three months ended December 31, 2008 to $2.9 million in the three months ended December 31, 2009. This decrease was driven primarily by lower gross profit, higher operating expenses and lower foreign transaction gains during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Nine months ended December 31, 2009 compared to the nine months ended December 31, 2008

The following table presents an overview of our results of operations for the nine months ended December 31, 2009 and 2008.

	Nine Months Ended December 31,
(dollars in thousands)	2009	2008	$ Change	% Change
Revenue	$116,557	$131,505	$(14,948)	(11.4)%
Costs of revenue	65,729	81,698	(15,969)	(19.6)%

Gross profit	50,828	49,807	1,021	2.0%
Operating expenses	41,156	43,732	(2,576)	(5.9)%

Income from operations	9,672	6,075	3,597	59.2%
Other income	149	2,611	(2,462)	(94.3)%

Income before income tax expense	9,821	8,686	1,135	13.1%
Income tax expense	1,274	247	1,027	415.8%

Net income	$8,547	$8,439	$108	1.3%

Revenue

Revenue decreased by 11.4%, or $14.9 million, from $131.5 million during the nine months ended December 31, 2008 to $116.6 million in the nine months ended December 31, 2009. Revenue from European clients decreased by $6.9 million as compared to the nine months ended December 31, 2008, due primarily to decreased revenue contribution from one client, British Telecom. Revenue from North American clients decreased by $7.7 million as compared to the nine months ended December 31, 2008 due to lower revenue contribution from our existing clients. Revenue from clients existing as of December 31, 2008 decreased in the nine months ended December 31, 2009 by $29.0 million as compared to the nine months ended December 31, 2008. Revenue from new clients added since December 31, 2008 was $14.3 million, or 12.3%, of total revenue for the nine months ended December 31, 2009. We had 57 active clients as of December 31, 2009 as compared to 54 active clients as of December 31, 2008.

Costs of revenue

Costs of revenue decreased from $81.7 million in the nine months ended December 31, 2008 to $65.7 million in the nine months ended December 31, 2009, a decrease of $16.0 million, or 19.6%. The decrease was primarily attributable to a reduction of $13.2 million in compensation costs for our IT professionals in the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. At December 31, 2009 we had 3,417 IT professionals as compared to 3,767 at December 31, 2008. In addition, there were decreases of $0.8 million in travel costs, $0.2 million in subcontractor costs, $0.5 million in facilities cost, $0.2 million in share-based compensation and $0.6 million in hedging losses recorded on foreign currency forward contracts as part of our heging program in the three months ended December 31, 2009 as compared to the three months ended December 31, 2008.

Gross profit

Our gross profit increased by $1.0 million, or 2.0%, to $50.8 million for the nine months ended December 31, 2009 as compared to $49.8 million in the nine months ended December 31, 2008 due to lower costs of revenue and higher utilization of our IT professionals. As a percentage of revenue, gross margin was 43.6% and 37.9% in the nine months ended December 31, 2009 and 2008, respectively.

Operating expenses

Operating expenses decreased from $43.7 million in the nine months ended December 31, 2008 to $41.2 million in the nine months ended December 31, 2009, a decrease of $2.6 million, or 5.9%. The decrease in our operating expenses in the nine months ended December 31, 2009 resulted from decreases of $1.9 million in infrastructure expenses, $0.5 million in share based compensation and $0.8 million in sub-contractors and professional services. This decrease was offset by increases of $0.5 million in compensation costs and $0.3 in acquisition costs. As a percentage of revenue, our operating expenses increased from 33.3% in the nine months ended December 31, 2008 to 35.3% in the nine months ended December 31, 2009 due primarily to our increased investment in sales and marketing.

Income from operations

Income from operations increased from $6.1 million in the nine months ended December 31, 2008 to $9.7 million in the nine months ended December 31, 2009. As a percentage of revenue, income from operations increased from 4.6% in the nine months ended December 31, 2008 to 8.3% in the nine months ended December 31, 2009, primarily due to our higher gross profit as a result of higher utilization.

Other income

Other income decreased from $2.6 million in the nine months ended December 31, 2008 to $0.1 in the nine months ended December 31, 2009. The decrease is attributed to a decrease in foreign currency translation gains of $1.7 million and a decrease in interest income of $0.7 million during the nine month ended December 31, 2009 as compared to nine months ended December 31, 2008.

Income tax expense

We had an income tax expense of $0.2 million in the nine months ended December 31, 2008 compared to an income tax expense of $1.3 million in the nine months ended December 31, 2009. Our effective tax rate was an income tax rate of 13.0% for the nine months ended December 31, 2009, as compared to an effective tax rate of 2.8% for the nine months ended December 31, 2008. This increase is primarily due to the geographic mix of our forecasted profit.

Net income

Net income increased from $8.4 million in the nine months ended December 31, 2008 to $8.5 million in the nine months ended December 31, 2009. This slight increase was driven primarily by higher gross profit driven by higher utilization rate and lower operating expenses, despite lower revenue, during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, mainly offset by lower foreign transaction gains and lower interest income.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 31, 2009, we entered into a new $3.0 million credit agreement with RBS Citizens, N.A. ("RBS") and J.P. Morgan Chase Bank, N.A. ("JPM"). The primary purpose of the new credit agreement is to support our foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. We have a $0.3 million outstanding letter of credit under the facility to collateralize our office lease in Westborough. As of December 31, 2009, there are no other amounts outstanding under this credit facility. In connection with the execution of the new credit facility, we terminated our prior $3.0 million amended and restated line of credit agreement.

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right to sell these auction-rate securities back to the investment firm at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. We intend to exercise our rights under the agreement within the next twelve months.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the nine months ended December 31, 2009, we sold $10.4 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the nine months ended December 31, 2009. No amounts were due as of December 31, 2009, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

On November 4, 2009, we acquired all of the issued and outstanding stock of InSource for $7.3 million in cash, subject to post-closing adjustments as described in Note 4 to the unaudited consolidated financial statements contained herein.

On February 1, 2010, we acquired the business and certain assets of ConVista for $24.8 million in cash, subject to post-closing adjustments, as described in Note 12 to the unaudited consolidated financial statements contained herein.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 340,000 square feet, over the next two fiscal years at a total estimated cost of $27.6 million, of which we anticipate incurring capital expenditures of approximately $5.5 million during the fiscal year ending March 31, 2010. Through December 31, 2009, we have incurred $14.9 million toward the completion of this facility with approximately $1.0 million incurred during the nine months ended December 31, 2009. Other capital expenditures during the nine months ended December 31, 2009 were approximately $1.2 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2010 to be approximately $0.3 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2009	2008
Net cash provided by operating activities	$18,400	$14,724
Net cash used for investing activities	(17,550)	(8,333)
Net cash provided by (used for) financing activities	1,711	(5,754)
Effect of exchange rate changes on cash	1,106	(2,111)

Net increase (decrease) in cash and cash equivalents	3,667	(1,474)
Cash and cash equivalents, beginning of period	55,698	41,047

Cash and cash equivalents, end of period	$59,365	$39,573

Net cash provided by operating activities

Net cash provided by operating activities was $18.4 million during the nine months ended December 31, 2009 as compared to $14.7 million during the nine months ended December 31, 2008. This change was attributable to an increase in net income of $0.1 million, a net change in operating assets and liabilities of $1.6 million, an increase in deferred income taxes of $0.4 million, an increase of $1.7 million due to foreign currency transaction gains and an increase in depreciation and amortization of $0.3 million, which were offset by a decrease in share-based compensation of $0.5 million during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008.

Net cash used for investing activities

Net cash used for investing activities was $17.6 million during the nine months ended December 31, 2009 as compared to $8.3 million during the nine months ended December 31, 2008. The change was due to the net increase in investment securities of $11.8 million and $6.1 million net cash used to pay for the acquisition of InSource during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, offset by the release of restricted cash of $1.6 million and a decrease in the purchase of property and equipment in the amount of $7.1 million.

Net cash provided by (used for) financing activities

Net cash provided by financing activities was $1.7 million during the nine months ended December 31, 2009, as compared to $5.8 million used for financing activities during the nine months ended December 31, 2008. The change is due to the increase in cash provided by stock option exercises of $1.1 million during the nine months ended December 31, 2009 as compared to the nine months ended December 31, 2008, in addition to the absence of repurchases of our common stock under our stock repurchase program during the nine months ended December 31, 2009 as compared to $6.3 million used during the nine months ended December 31, 2008.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Qualitative and Quantitative Disclosures About Market Risk." The program contemplates a partially hedged position of the Indian rupee for a rolling eight quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

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

New authoritative accounting guidance requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. Such acquisitions will now be treated as business combinations, which will require transaction costs to be expensed as incurred, may generate gains or losses due to changes between the effective and closing dates of acquisitions, and will require possible recognition of goodwill given differences between the purchase price and fair value of assets received. The guidance further amends the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This authoritative guidance became effective on January 1, 2009.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. There have been no material changes in the first nine months of our fiscal year ending March 31, 2010 to such risks or to our management of such risks except for the additional factors noted below.

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

We utilize foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts as of December 31, 2009 was $46.3 million. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Historically the volatility in the U.K. pound sterling has had, and may continue to have, a negative impact on our revenue generated in U.K. pound sterling. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

Interest Rate Risk

We had no debt outstanding at December 31, 2009. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of December 31, 2009, we had $122.7 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as either "available-for-sale" or "trading" and are recorded at fair value. Our "available-for-sale" and "trading" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument.

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

In recent periods, financial markets in the United States, Europe and Asia experienced extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While we do not currently require access to credit markets to finance our operations, these economic developments affect our clients in a number of ways. The tightening of credit in financial markets adversely affects the ability of our clients to obtain financing for their operations and could result in decreased global IT spending which, in turn, could result in delays, reductions in, or cancellation of engagements for our services. Regional and global economic weakness and uncertainty have also resulted in some companies reassessing their spending for technology and IT related projects and services. We are unable to predict the likely duration and severity of the recent disruption in financial markets and adverse economic conditions in the United States and other countries. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. As a result of the worldwide economic slowdown, it is difficult for us to forecast future revenue growth based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated level of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three and nine months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock which expired on July 28, 2009. On August 5, 2009, our board of directors approved a new stock repurchase program that authorized the purchase of up to $15 million of shares of our outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three and nine months ended December 31, 2009, we did not repurchase any shares of our common stock.

On August 8, 2007, we completed our initial public offering ("IPO") of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We continue to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in Hyderabad, India, of which we have spent approximately $14.9 million as of December 31, 2009 and plan to spend approximately $13.7 million during our fiscal years ending March 31, 2010, 2011 and 2012. We also used a portion of our net proceeds to fund the acquisition of InSource. The balance of the net proceeds from our IPO will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the nine-month period ended December 31, 2009, we withheld an aggregate of 7,236 shares of restricted stock at a price of $9.03 per share.

Item 6.    Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
10.1		Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.2	*†	Amendment No. 06 to the Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of October 30, 2009.
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2	**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

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

Virtusa Corporation
Date: February 3, 2010	By:	/s/ KRIS CANEKERATNE Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 3, 2010	By:	/s/ RANJAN KALIA Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1		Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.2	*†	Amendment No. 06 to the Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of October 30, 2009.
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2	**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

†
Confidential treatment has been requested for certain provisions of this Exhibit.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.