Form 10-K
period 2010-03-31
VIRTUSA CORP
filed 2010-05-27
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33625

VIRTUSA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3512883 (I.R.S. Employer Identification Number)

2000 West Park Drive
Westborough, Massachusetts 01581
(Address of principal executive office)

(508) 389-7300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share (Title of each class)	The NASDAQ Stock Market LLC (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No: ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No: ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☑

The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2009, based on $9.49 per share, the last reported sale price on the NASDAQ Global Market on that date, was $142,853,065.

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of May 25, 2010:

Class	Number of Shares
Common Stock, par value $0.01 per share	24,120,913

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its 2010 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2010. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2010

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

Item 1.    Business.

Overview

Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology ("IT") services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, United Kingdom, Hungary and the Netherlands and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.

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

We enable our clients to use IT to accelerate business outcomes, including advancing time-to-market, increasing productivity and improving customer experience. We are able to improve return on investment, or ROI, through our enhanced global delivery model. We also reduce the effort and costs required to maintain and develop IT applications by streamlining and consolidating our clients' applications on an ongoing basis. We believe that our solution provides our clients with the consultative and high-value services associated with large consulting and systems integration firms, the cost-effectiveness associated with offshore IT outsourcing firms and ongoing benefits of our innovative platforming approach.

We provide our IT services primarily to enterprises engaged in the following industries: communications and technology; banking, financial services and insurance ("BFSI"); and media and information. Our current clients include leading global enterprises such as Aetna Life Insurance Company, British Telecommunications plc ("BT"), ING North America Insurance Corporation, Iron Mountain Information Management, Inc., JPMorgan Chase Bank, N.A. ("JPMorgan Chase"), Metavante Corporation (recently acquired by Fidelity National Services Inc.) ("Metavante") and Thomson Reuters (Healthcare) Inc. ("Thomson"), and leading enterprise software developers such as Pegasystems Inc. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2010, 85% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 69%, 73% and 76% of our total revenue in the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Our largest client, BT, accounted for 16% and 19% of our total revenue in the fiscal years ended March 31, 2010 and 2009, respectively. During the fiscal year ended March 31, 2010, Metavante and Thomson accounted for 11% and 10%, respectively, of our total revenue. For the fiscal year ended March 31, 2009, Metavante and JPMorgan Chase, accounted for 13% and 10% of our revenue, respectively.

We have master services agreements with each of BT, Metavante, Thomson, and JPMorgan Chase. Pursuant to our five-year Master Service Agreement ("MSA") with BT, BT has committed to a minimum aggregate expenditure under the MSA of approximately £102 million. In October 2009 we amended our five-year MSA with BT to extend by one additional year the period in which we are to provide information technology services to British Telecom from March 31, 2012 to March 31, 2013, subject to earlier termination in certain circumstances. The amendment also revised various pricing terms between the parties, including reductions in rates charged and discounts provided by our U.K. subsidiary, Virtusa U.K. Limited, to BT. The minimum aggregate expenditure commitment by BT remained unchanged over the term of the amended MSA. Each of our agreements with Metavante and Thomson expire on December 31, 2010, although these agreements may be extended by mutual agreement by the parties (as they have been extended in prior years) and our current agreement with JPMC expires on December 5, 2014. Our agreements with Metavante, Thomson, JPMorgan Chase do not provide for any minimum purchase obligations. All of these agreements with these clients generally may be terminated without additional liability by our clients (although BT is liable for certain minimum commitments per the above) for convenience on written notice of between 30 and 90 days, as well as by either party upon an uncured, material breach of the other party. There can be no assurance that these agreements will not be terminated or further amended prior to the end of their terms. The agreements with these clients also contain customary provisions for warranties, insurance, indemnification, limitations of liability, liquidated damages (in the case of BT), and other customary terms and conditions.

Our solution

We deliver a broad range of IT services using an enhanced global delivery model and an innovative platforming approach to application rationalization. We have significant domain expertise in IT-intensive industries, including communications and technology, BFSI and media and information. We enable our clients to leverage IT to improve business performance, use IT assets more effectively and optimize IT costs.

Broad range of IT services.    We provide a broad range of IT services, either individually or as part of an end-to-end solution, from business and IT consulting and technology implementation to application outsourcing. Our IT consulting services include strategic activities such as up front business case development and ROI, technology roadmaps, architecture services, and application portfolio assessment. Our technology implementation services include application development, systems integration, legacy system conversion and enablement, and quality assurance, or QA, and testing services. Our application outsourcing services include application enhancement, maintenance and infrastructure management.

Enhanced global delivery model.    We believe we have an enhanced and integrated global delivery model. Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a 20/80, or better, onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively. During the past four fiscal years, we performed more than 80% of our total billable hours at our offshore global delivery centers. Our onsite client service teams comprise of senior technical and industry experts who work on an integrated basis with our offshore teams in India and Sri Lanka. We leverage our global delivery model across all of our service offerings.

Platforming approach.    We apply an innovative platforming approach across our IT consulting, technology implementation and application outsourcing services to rationalize IT application portfolios and reduce costs, increase productivity and improve the efficiency and effectiveness of our clients' IT application environments. As part of our platforming approach, we assess our clients' application environments to identify common elements, such as business processes and rules, technology frameworks and data. We incorporate those common elements into one or more application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications in a leaner environment. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies while also realizing long-term and ongoing cost savings.

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

Our IT consulting services include the following assessment and planning, architecture and design and governance-related services:

Assessment and Planning Services	Architecture and Design Services	Governance-Related Services
• application inventory and portfolio assessment • business/technology alignment analysis • IT strategic planning • quality assurance process consulting	• enterprise architecture analysis • technology roadmaps • product evaluation and selection • business process analysis and design	• program governance and change management • program management planning • IT process/methodology consulting

On November 4, 2009, we acquired InSource Holdings, Inc. and its subsidiaries ("InSource") to expand our consulting and related service offerings in the insurance and healthcare industries.

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

On February 1, 2010, we acquired the ConVista Consulting, LLC business ("ConVista") to extend our enterprise application, rationalization and modernization capabilities and technology implementation and related service offerings.

Our technology implementation services are typically characterized by short delivery cycles, stringent service levels and evolving requirements. We have incorporated rapid, iterative development techniques into our approach, extensively employing prototyping, solution demonstration labs and other collaboration tools that enable us to work closely with our clients to understand and adapt to their changing business needs. Through our accelerated solution design, or ASD, framework, we are able to develop and deploy applications quickly, often within solution delivery cycles of less than three months. We provide technology implementation services across Microsoft and Java-based, client-server and mainframe technologies.

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

We manage to a highly-efficient 20/80, or better, onsite-to-offshore service delivery mix, which allows us to cost-effectively deliver value-added services and rapidly respond to changes in resources and requirements. During the past four fiscal years, we performed at least 80% of our total annual billable hours at our offshore global delivery centers. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around-the-clock, world-class execution capabilities that span multiple time zones.

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

Sales and marketing

Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. As of March 31, 2010, we had 97 marketing and business development professionals, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

Sales and sales support.    Our sales and sales support teams focus primarily on identifying, targeting and building relationships with prospective clients. These teams are supported in their efforts by industry specialists, technology consultants and solution architects, who work together to design client-specific solution proposals. Our sales and sales support teams are based in offices throughout the United States, Europe, including the United Kingdom, India and Sri Lanka.

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

Marketing.    We maintain a marketing presence in the United States, Europe, including the United Kingdom, India and Sri Lanka. Our marketing team seeks to build our brand awareness and generate target lists and sales leads through industry events, press releases, thought leadership publications, direct marketing campaigns and referrals from clients, strategic alliances and industry analysts. The marketing team maintains frequent contact with industry analysts and experts to understand market trends and dynamics.

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

Clients and industry expertise

We market and provide our services primarily to companies in North America and Europe. For additional discussion regarding geographic information, see note 18 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2010 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. In the fiscal year ended

March 31, 2010, 67% of our revenue came from clients who spent more than $5.0 million with us and 78% came from clients who spent more than $2.0 million with us. Our largest client, BT, accounted for 16% and 19% of our total revenue in the fiscal years ended March 31, 2010 and 2009, respectively. During the fiscal year ended March 31, 2010, Metavante and Thomson, accounted for 11% and 10%, respectively, of our total revenue. For the fiscal year ended March 31, 2009, Metavante and JPMorgan Chase also accounted for 13% and 10%, respectively, of our revenue.

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

Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2010, we experienced voluntary team member attrition at a rate of 16.0% and an involuntary attrition rate of 2.6%. We remain committed to improving and sustaining our voluntary attrition levels in-line with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

As of March 31, 2010, we had 4,038 team members worldwide. We also retain outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

Intellectual property

We believe that our continued success depends in part on the skills of our team members, the ability of our team members to continue to innovate and our intellectual property rights. We rely on a combination of copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our team members and consultants and we generally control access to and distribution of our proprietary information. These agreements generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark "Virtusa" in the United States, the European Community and India and have filed for registration of "Virtusa" in Sri Lanka. We have a registered service mark in the United States, "Productization," which we use to describe our methodology and approach to delivery services. We have also filed for the registration of the service mark "BPM Test Drive" which we use to describe our consulting service offering involving business process management or BPM project implementation. We have also filed for registration of the service mark, "ACCELERATING BUSINESS OUTCOMES" in the United States, which we use to describe the benefits of our services. We have no issued patents.

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

In addition, we cannot assure you that our intellectual property or the intellectual property that we develop for our clients does not infringe the intellectual property rights of others, or will not in the future. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to indemnify our client and pay substantial damage awards and be forced to develop non-infringing technology, obtain licenses or cease delivery of the applications that contain the infringing technology.

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 18 to our consolidated financial statements for the fiscal year ended March 31, 2010 contained in this Annual Report.

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

No information on our Internet website is incorporated by reference into this Form 10-K.

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

Except for the historical information in this Annual Report, various matters contained in this Annual Report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition. You should consider carefully the following risk factors, together with all of the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Risks relating to our business

Our revenue is highly dependent on a small number of clients and the loss of, or material reduction in, revenue from any one of our major clients could significantly harm our results of operations and financial condition.

We have historically earned, and believe that over the next few years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 51%, 54% and 54% of our revenue in our fiscal years ended March 31, 2010, 2009 and 2008, respectively, from our top five clients during those periods. For the fiscal year ended March 31, 2010, BT, Metavante and Thomson accounted for 16%, 11% and 10% of our total revenue, respectively. In addition, during the fiscal years ended March 31, 2010 and 2009, 85% and 95% of our revenue, respectively, came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in revenue from, any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients or the acquisition of a client. For instance, Metavante Corporation, one of our largest clients, was recently acquired by Fidelity National Information Services, Inc., or FIS. We

can make no assurance that, as the integration of FIS and Metavante proceeds, Metavante or FIS will continue to purchase our services, or if continued, at the same or comparable levels as in previous years. Further, the loss of, or material reduction in revenue from, any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, on October 30, 2009, we amended our five-year MSA with BT to extend by one additional year the period by which we are to provide information technology services to BT from March 31, 2012 to March 31, 2013, subject to earlier termination in certain circumstances. The amendment also revised various pricing terms between the parties, including reductions in rates charged and discounts provided by our U.K. subsidiary, Virtusa U.K. Limited, to BT. The MSA may be terminated by BT upon 90 days notice, as well as by either party upon an uncured, material breach of the other party. BT may also terminate the agreement without liability subject to the minimum commitment. Although the minimum aggregate expenditure commitment by BT remained unchanged over the term of the amended MSA at approximately £102 million, there can be no assurance that the agreement will not be terminated or further amended prior to the end of its term, or that the depreciation of the U.K. pound sterling against the U.S. dollar will not reduce the aggregate size of the minimum commitment which is set forth in the agreement, when translated into U.S. dollars.

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

For our fiscal year ended March 31, 2010, we derived substantially all of our revenue from clients located in the United States and the United Kingdom, as well as clients concentrated in certain industries. During the fiscal year ended March 31, 2010, we generated 74% of our revenue from clients in the United States, 24% of our revenue from clients in the United Kingdom and 2% from clients in the rest of the world. If the United States or European economy does not improve or continues to weaken or slow and conditions in the financial markets continue to deteriorate, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability. Additionally, any prolonged recession in the United States and/or Europe could have an adverse impact on our revenues as a large portion of our revenues is derived from the United States and Europe. In addition, in our fiscal year ended March 31, 2010, we derived substantially all of our revenue from clients in three industries: BFSI, communications and technology, and media and information. During our fiscal year ended March 31, 2010, we earned approximately 47% of our revenue from clients in BFSI industries and our revenue from this industry vertical grew by approximately 3% from the prior fiscal year. Any decline in the growth of the BFSI industries, particularly the financial services industry, significant consolidation in these industries or decrease in growth or consolidation in other industry verticals on which we focus, could materially reduce the demand for our services and negatively affect our revenue and profitability. In particular, the BFSI industries have recently experienced substantial losses relating to market conditions and economic downturn which have also resulted in the consolidation of several large companies in BFSI. If economic conditions continue to weaken or slow, particularly in the United States, Europe or any of the geographies or industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these geographic locations or industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

A significant or prolonged economic downturn in the IT services industry, or industries in which we focus, may result in our clients reducing or postponing spending on the services we offer.

Our revenue is dependent on us entering into large contracts for our services with a limited number of clients each year. As we are not the exclusive IT service provider for our clients, the volume of work that we perform for any specific client is likely to vary from year to year. There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our client contracts. For instance, if economic conditions continue to weaken or deteriorate in the IT services industry, or in any industry in which we focus, our clients may reduce or postpone their IT spending significantly which may, in turn, lower the demand for our services and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, clients may change their outsourcing strategy by performing more work in-house or replacing their existing software with packaged software supported by the licensor. The loss of, or any significant decline in business from, one or more of our major clients likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these clients could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our clients and therefore our results of operations.

The ongoing economic downturn has negatively impacted financial markets in the United States, Europe and Asia, resulting in extreme disruption and volatility in recent periods of financial markets, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of certain investments. These adverse economic developments affect our clients in a number of ways and could result in decreased global IT spending which, in turn, could result in delays, reductions in, or cancellation of engagements for our services. Regional and global economic weakness and uncertainty have also resulted in some companies reassessing their spending for technology and IT related projects and services. We are unable to predict the likely duration and severity of the adverse economic conditions in the United States, Europe and other countries. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. As a result of the worldwide economic slowdown, it is extremely difficult for us to forecast future revenue growth based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated level of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

Proposed changes in U.S. immigration law, if approved into law, may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

Recently, due in part to the economic downturn in the U.S. economy and globally, and significant job losses in the United States and other factors, legislators in the United States have discussed comprehensive immigration reform which they are targeting for passage in 2010 or 2011. While the comprehensive immigration reform legislation focuses primarily on the millions of illegal immigrants in the United States, there is speculation that it may include some content regarding H-1(B) and L-1 visas as described in the recently proposed legislation. The potential risks and impact to our business if some or all of the proposed immigration legislation relating to use of H-1 (B) and L-1 visas is approved include:

  •
  Reduced ability to bring in Level 1 foreign workers on L-1 or H-1(B) visas

  •
  Increased scrutiny and requests for proof of eligibility on the use of L-1 and H-1(B) visas, including a requirement to pay prevailing wages for L-1 visa holders from the first day of transfer

  •
  Elimination of a company's ability to pay the living expenses of an L-1 visa holder on a tax free basis

  •
  Increased oversight by the Department of Labor (DOL) over issuance, use and administration of L-1 visas, just as the Department of Labor currently oversees H-1(B) visas

In addition, new proposed legislation, including legislation being proposed by Senators Richard Durbin (D-Illinois) and Charles Grassley (R-Iowa), if enacted, may restrict companies with more than 50% of the U.S. based work force comprised of employees with an L-1 or H-1(B) visa from filing additional visa petitions, including visa petitions for H-1(B) or L-1 visas. Finally, the new legislation being discussed may require companies seeking H-1(B) and L-1 visas to undertake a good faith recruitment process to prove that there is no displacement of U.S. workers.

If some or all of the legislation discussed above were passed into law, we may not be able to apply for or obtain necessary visas or work permits for key offshore personnel or other offshore resources needed for onsite assignments. Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing. Any inability to obtain, or extended delays in obtaining, these visas could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources rather than using existing offshore resources to staff onsite engagements. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S. prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins then could be materially and adversely affected. Finally, if the legislation requires additional "good faith" recruiting processes to occur locally before applying for H-1(B) visas, our costs of hiring could increase, as well as our ability to staff appropriately skilled resources on client projects could be restricted or substantially delayed. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

Negative public perception in the markets in which we sell services regarding offshore IT service providers and proposed anti-outsourcing legislation may adversely affect demand for our services.

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

Legislation in the United States or in certain European countries may be enacted that is intended to discourage or restrict outsourcing. In the United States, a variety of federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from outsourcing their services to companies outside the United States. For example, legislation has been proposed that would require offshore providers to identify where they are located. In addition, it is possible that legislation could be adopted that would restrict U.S. private sector companies that have federal or state government contracts from outsourcing their services to offshore service providers. Recent legislation introduced in the United Kingdom would restrict or discourage companies from outsourcing their services, including IT services. Any changes to existing laws or the enactment of new legislation restricting offshore outsourcing in the United States or the United Kingdom may adversely affect our ability to do business in the United States or in the United Kingdom, particularly if these changes are widespread, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The international nature of our business exposes us to several risks, such as significant currency fluctuations and unexpected changes in the regulatory requirements of multiple jurisdictions.

We have operations primarily in India, Sri Lanka and the United Kingdom and we serve clients across North America, Europe, the Middle East and Asia. For the fiscal years ended March 31, 2010, 2009 and 2008, revenue generated outside of the United States accounted for 26%, 28% and 31% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary and the Netherlands. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

  •
  negative currency fluctuations between the U.S. dollar and the currencies in which we conduct transactions, including most significantly, the U.K. pound sterling (in which our foreign revenue is principally denominated) and the Indian and Sri Lankan rupees (in which our foreign costs are primarily denominated)

  •
  adverse income tax consequences resulting from foreign income tax examination, such as challenges to our transfer pricing arrangements, challenges to our ability to claim tax holiday benefits in the countries in which we operate

  •
  difficulties in staffing, managing and supporting operations in multiple countries

  •
  potential fluctuation or decline in foreign economies

  •
  unexpected changes in regulatory requirements, including immigration restrictions, potential tariffs and other trade barriers

  •
  legal uncertainty owing to the overlap of different legal regimes and problems in asserting contractual or other rights across international borders, including compliance with local laws of which we may be unaware

  •
  government currency control and restrictions on repatriation of earnings

  •
  the burden and expense of complying with the laws and regulations of various jurisdictions

  •
  domestic and international economic or political changes, hostilities, terrorist attacks and other acts of violence or war

  •
  earthquakes, tsunamis and other natural disasters in regions where we currently operate or may operate in the future

  •
  changes in U.S. taxation of unremitted foreign earnings

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

Currency exchange rate fluctuations may materially and negatively affect our revenues, gross margin, operating margin, net income and cash flows.

The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in recent periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. During the fiscal year ended March 31, 2010, the U.K. pound sterling has shown continued volatility which has had, and may continue to have, a materially negative impact on our revenue generated in the U.K. pound sterling, as well as our operating income and net income. Any appreciation of the U.S. dollar against the U.K. pound sterling will likely have a negative impact on our revenue, operating income and net income. Although we have entered into and may continue to enter into derivative contracts to mitigate the impact of the fluctuation in the U.K. Pound sterling, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego benefits from a positive move in the currency rates. For the foreseeable future, we also expect a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling, could have a material adverse effect on our cost of services, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition and results of operations.

Our operating results may be adversely affected by our use of derivative financial instruments

There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations.

Although we have adopted an eight quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. Furthermore, we are exposed to foreign currency volatility related to the Canadian dollar, the euro, and the Sri Lankan rupee which are not currently hedged. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.

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

The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers with which we compete have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners, which events have created and may in the future create, larger and better capitalized competitors. These competitors may have superior abilities to compete for market share and for our existing and prospective clients. Our competitors may be better able to use significant economic incentives, such as lower billing rates or non-billable resources, to secure contracts with our existing and prospective clients or gain a competitive advantage by being able to staff engagements that we are unable to staff, due to shortage of resources or our lack of special skill sets. These competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow these competitors to have advantages over us to meet client demands in an engagement for large numbers and varied types of resources with specific experience or skill-sets that we may not have readily available in the short- or long-term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

Our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. If we cannot hire and retain such additional qualified personnel, our ability to obtain, manage and staff new projects and to expand, manage and staff existing projects, may be impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2010, our voluntary attrition rate was 16%. There is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. We and the industry in which we operate generally experience high employee attrition and, we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals could have a material adverse effect on our business, operating results and financial condition.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States, the United Kingdom, or other countries, which could result in lost revenue and delays in client engagements and otherwise adversely affect our ability to meet our growth and revenue projections.

The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits. In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and ordinary business visas. The H-1(B) visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1(B) visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1(B) visa extensions after the six-year period may be available. In addition, there are strict labor regulations associated with the H-1(B) visa classification. Larger users of the H-1(B) visa program are often subject to investigations by the Wage and Hour Division of the United States Department of Labor. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1(B) classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1(B) program and other immigration benefits. We are users of the H-1(B) visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients.

We also regularly transfer employees from India and Sri Lanka to the United States to work on projects and at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved "Blanket L Program," under which the corporate relationships of our transferring and receiving entities have been pre-approved by the United States Citizenship and Immigration Services, or CIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the pre-approval process through CIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and CIS, which adjudicates petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category. As a result, the rate of refusals of initial L-1 petitions and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances. Any inability to bring qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

In response to terrorist attacks and global unrest, U.S. and U.K. immigration authorities, as well as other countries, have not only increased the level of scrutiny and conditions to granting visas, but have also introduced new security procedures, which include extensive background checks, personal interviews and the use of biometrics, as conditions to granting visas and work permits. A number of European countries are considering changes in immigration policies as well. The inability of key project personnel to obtain necessary visas or work permits could delay or prevent our fulfillment of client projects, which could hamper our growth and cause our revenue to decline. These restrictions and additional procedures may delay, or even prevent the issuance of a visa or work permit to our IT professionals and affect our ability to staff projects in a timely manner. Any delays in staffing a project can result in project postponement, delays or cancellation, which could result in lost revenue and decreased profitability and have a material adverse effect on our business, revenue, profitability and utilization rates.

Immigration laws in countries in which we seek to obtain visas or work permits may require us to meet certain other legal requirements as conditions to obtaining or maintaining entry visas. These immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. For instance, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced growth. The United Kingdom requires that all employees who are not nationals of European Union countries (plus nationals of Bulgaria and Romania) to obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nationals from countries such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but need to obtain a worker registration within 30 days of arrival. On November 27, 2008 the United Kingdom changed its immigration practices and introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom, can demonstrate that the employee can accumulate 50 points based on attributes, which include academic qualifications, intended salary and other factors plus 10 points for English language (not necessary where the employee is an intra company transferee) and 10 points for maintenance. Where the employee has not worked for a Virtusa group company outside the United Kingdom for at least 12 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by a European Economic Area national. While we are an A-rated sponsor and have been able to obtain certificates of sponsorship to satisfy our demand for transfers to the United Kingdom, we can make no assurance that we can continue to do so.

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

Acquisitions that we have completed and any future acquisitions, strategic investments, partnerships or alliances could be difficult to integrate and/or identify, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results, including impairment of goodwill and other intangible assets.

We have acquired, and in the future may acquire, or make strategic investments in complementary businesses, technologies or services or enter into strategic partnerships or alliances with third parties to enhance our business. If we do identify suitable candidates, we may not be able to complete transactions on terms commercially acceptable to us, if at all. These types of transactions involve numerous risks, including:

  •
  difficulties in integrating operations, technologies, accounting and personnel

  •
  difficulties in supporting and transitioning clients of our acquired companies or strategic partners

  •
  diversion of financial and management resources from existing operations

  •
  risks of entering new markets

  •
  potential loss of key team members

  •
  inability to generate sufficient revenue to offset transaction costs

  •
  unknown liabilities

Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. For instance, in November 2009 we completed the acquisition of Insource LLC, a consulting company focused on insurance and healthcare industries for approximately $7.3 million. In February 2010, we also acquired the business of ConVista Consulting LLC, a consulting company focused on implementing high volume collection, disbursement claims and billing systems using SAP, for approximately $24.8 million cash consideration, subject to post closing adjustments. In connection with these acquisitions we are carrying $3.8 million (related to InSource) and $15.3 million (related to ConVista) in goodwill on our consolidated balance sheets at March 31, 2010. If we fail to successfully integrate these companies, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company or impairment of assets of any such company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

It is also possible that we may not identify suitable acquisition, strategic investment or partnership or alliance candidates. Our inability to identify suitable acquisition targets, strategic investments, partners or alliances, or our inability to complete such transactions, may negatively affect our competitiveness and growth prospects. Moreover, if we fail to properly evaluate acquisitions, alliances or investments, we may not achieve the anticipated benefits of any such transaction and we may incur costs in excess of what we anticipate.

Future acquisitions financed with our own cash could deplete the cash and working capital available to adequately fund our operations. We may also finance future transactions through debt financing, the issuance of our equity securities, existing cash, cash equivalents or investments or a combination of the foregoing. Acquisitions financed with the issuance of our equity securities could be dilutive, which could affect the market price of our stock. Acquisitions financed with debt could require us to dedicate a substantial portion of our cash flow to principal and interest payments and could subject us to restrictive covenants.

We may be subject to certain liabilities assumed in connection with our acquisitions that could harm our operating results.

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all liabilities associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize the liability that could arise from such contractual commitments, we cannot assure you that any of our efforts to minimize the liability will be effective in all instances or will otherwise protect us from liability for damages under such agreements. The discovery of any material liabilities associated with our acquisitions for which we are unable to receive indemnification could harm our operating results.

We are investing substantial cash in new facilities and our profitability could be reduced if our business does not grow proportionately.

We have spent $15.8 million through March 31, 2010 and currently plan to spend approximately $7.2 million over the next fiscal year ending March 31, 2011, in connection with the construction and build-out of a facility on our campus in Hyderabad, India. We also intend to make increased investments in our existing global delivery centers in Chennai, India and Colombo, Sri Lanka. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such investment may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability will be reduced.

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

Our profit margin is largely a function of the rates we are able to charge for our services and the utilization rate of our IT professionals. The rates we are able to charge for our services are affected by a number of factors, including:

  •
  our clients' perception of our ability to add value through our services

  •
  the introduction of new services or products by us or our competitors

  •
  the size and/or duration of the engagement

  •
  the pricing policies of our competitors

  •
  our ability to charge premium prices when justified by market demand or type of skill set or service

  •
  general economic conditions

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

The period between our initial contact with a potential client and the execution of a client contract for our services is lengthy, and can extend over one or more fiscal quarters. To sell our services successfully and obtain an executed client contract, we generally have to educate our potential clients about the use and benefits of our services, which can require significant time, expense and capital without the ability to realize revenue, if any. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenue, and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular fiscal quarter could reduce our revenue in that period. These delays or failures can cause our gross margin and profitability to fluctuate significantly from quarter to quarter. Overall, any significant failure to generate revenue or delays in recognizing revenue after incurring costs related to our sales or services process could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to recognize revenue in the period in which our services are performed, which may cause our revenue and margins to fluctuate.

Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to applicable accounting standards. These standards require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. If we perform our services prior to the time when we are able to recognize the associated revenue, including our failure to obtain fully executed contracts from our clients, for the performance period of our services, our revenue and margins may fluctuate significantly from quarter to quarter.

Additionally, a portion of our revenue is obtained from fixed price arrangements with our clients. Payment of our fees on fixed-price contracts is based on our ability to provide deliverables on certain dates or meet certain defined milestones. Our failure to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines, or otherwise meet a client's expectations, may result in us having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which the milestone is met.

Unexpected costs or delays could make our contracts unprofitable.

A portion of our client engagements represent fixed price engagements. When making proposals for engagements, especially our fixed price engagements, we estimate the costs and timing for completion of the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies, staffing of resources, complexities of the engagement and costs. The profitability of our engagements, and in particular our fixed-price contracts, are adversely affected by our ability to accurately estimate effort and resources needed to complete the project, increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, which could make these contracts less profitable or unprofitable. If we underestimate the effort and resources required to complete a project and cannot recoup additional costs from our client, or if we endure additional costs or delays, and cannot complete the project, our utilization rates may lower as we remediate project issues, our profit from these engagements may be adversely affected and we may be subject to litigation claims.

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

Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

  •
  unanticipated contract or project terminations; or reductions in scope or size of IT engagements

  •
  the continuing financial stability and growth prospects of our clients

  •
  general economic conditions

  •
  the number, timing, scope and contractual terms of IT projects in which we are engaged

  •
  delays in project commencement or staffing delays due to immigration issues or our inability to assign appropriately skilled or experienced personnel

  •
  the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project

  •
  changes in pricing in response to client demand and competitive pressures

  •
  the mix of onsite and offshore staffing

  •
  the mix of leadership and senior technical resources to junior engineering resources staffed on each project

  •
  unexpected changes in the utilization rate of our IT professionals

  •
  seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

  •
  the ratio of fixed-price contracts to time-and-materials contracts in process

  •
  employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

  •
  our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

  •
  one-time, non-recurring projects

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

Our future success depends to a significant extent on the continued service and performance of key members of our senior management team. Our growth and success depends to a significant extent on our ability to retain Kris Canekeratne, our chief executive officer, who is a founder of our company and has led the growth, operation, culture and strategic direction of our business since its inception. The loss of his services or the services of other key members of our senior management could seriously harm our ability to execute our business strategy. Although we have entered into agreements with our executive officers providing for severance and change in control benefits to them, each of our executive officers or other key employees could terminate employment with us at any time. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for key employees. The loss of any member of our senior management team might significantly delay or prevent the achievement of our business or development objectives and could materially harm our business. We do not maintain key man life insurance on any of our team members.

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

We have entered in the past, and may in the future enter, into contracts that contain restrictions or penalty provisions that, if triggered, may adversely affect our operating results. For instance, some of our client contracts provide that, during the term of the contract and for a certain period thereafter ranging from six to twelve months, we may not use the same personnel to provide similar services to any of the client's competitors. This restriction may hamper our ability to compete for and provide services to clients in the same industry. In addition, some contracts contain provisions that would require us to pay penalties to our clients if we do not meet pre-agreed service level requirements. If any of the foregoing were to occur, our future revenue and profitability under these contracts could be materially harmed.

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

Our management team and other personnel will need to devote a substantial amount of time to compliance initiatives. In particular, these obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely affect our business operations.

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

To manage our operations effectively, we must continue to maintain and may need to enhance our IT infrastructure, financial and accounting systems and controls and manage expanded operations in several locations. We also must attract, integrate, train and retain qualified personnel, especially in the areas of accounting, internal audit and financial disclosure. Further, we will need to manage our relationships with various clients, vendors and other third parties. We may not be able to develop and implement, on a timely basis, if at all, the systems, infrastructure procedures and controls required to support our operations, including infrastructure management, and controls regarding usage and deployment of hardware and software, for performance of our services. Any failure by us to comply with these controls or our contractual obligations could result in legal liability to us, which would have a negative impact on our consolidated statements of income and consolidated balance sheets. Additionally some factors, like changes in immigration laws or visa processing restrictions that limit our ability to engage offshore resources at client locations in the United States, the United Kingdom or other countries, are outside of our control. Our future operating results will also depend on our ability to develop and maintain a successful sales organization and processes that can ensure our ability to effectively monitor, manage and forecast our sales activities and resource needs. If we are unable to manage our operations effectively, our operating results could fluctuate from quarter to quarter and our financial condition could be materially adversely affected.

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

Due to our current inability to sell certain of our Auction-rate securities ("ARS"), these ARS may experience additional declines in value, and funds associated with the securities may be inaccessible in excess of 12 months, which could adversely affect the value and liquidity of our assets.

Our marketable securities portfolio at March 31, 2010 included ARS investments with a par value of $7.6 million from various issuers collateralized by student loans and municipal debt. ARS investments are principally investments with long-term contractual maturities but with interest rates that are reset every seven to thirty-five days by auctions. During February 2008 and on each auction date since, certain ARS investments that we held experienced failed auctions that impacted the liquidity of these investments. Due to our inability to sell these securities at auction since February 2008, on November 10, 2009, we accepted an offer from UBS AG ("UBS"), one of our investment brokers through whom we purchased $6.7 million of our ARS, that grants us the right to sell our ARS back to UBS, at par value, at any time during a two-year period beginning June 30, 2010 (the "Put Option"). We may be unable to liquidate our ARS securities held outside of UBS, and there is no guarantee UBS will be able to redeem the Put Option on or after June 30, 2010.

Risks related to our Indian and Sri Lankan operations

Political instability or changes in the central or state government in India could result in the change of several policies relating to foreign direct investment and repatriation of capital and dividends. Further, changes in the monetary and economic policies could adversely affect economic conditions in India generally and our business in particular.

We have three subsidiaries in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India.

Since 1991, successive Indian governments have pursued policies of economic liberalization. Nevertheless, the roles of the Indian central and state governments in the Indian economy as producers, consumers and regulators have remained significant. The rate of economic liberalization could change and specific laws and policies affecting software companies, foreign investment, currency exchange and other matters affecting investment in our securities could change as well. A significant change in India's economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular, if new restrictions on the private sector are introduced or if existing restrictions are increased.

Changes in the policies or political stability of the government of Sri Lanka adversely affect economic conditions in Sri Lanka, which could adversely affect our business.

Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our current agreement with the Board of Investment, our subsidiary is entitled to an exemption from income taxation for a period of 12 years expiring on March 31, 2019 provided that certain job creation requirements are met. Nevertheless, government policies relating to taxation other than on income would have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.

Regional conflicts or terrorist attacks and other acts of violence or war in India, Sri Lanka, the United States, the United Kingdom or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. Since May 1999, military confrontations between India and Pakistan have occurred in Kashmir. Also, there have been military hostilities and civil unrest in Iraq and Afganistan. Terrorist attacks, such as the ones that occurred in New York and Washington, D.C., on September 11, 2001, New Delhi on December 13, 2001, Bali on October 12, 2002, London on July 7, 2005, and Mumbai on November 26, 2008, civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, the United Kingdom or other countries, may adversely affect U.S., U.K. and worldwide financial markets. Prospective clients may wish to visit several of our facilities, including our global delivery centers in India and Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services. In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

Recently, the Sri Lankan government claimed victory in the ethnic conflict against the Tamil Tigers in Sri Lanka. The many years of the ethnic conflict have substantially affected the political and economic climate of Sri Lanka. With the military conflict now ended, the Sri Lankan economy may benefit from increased tourism, foreign investment and overall political stability. With economic growth and stability, the Sri Lankan currency may appreciate and there may be increased diversification in job opportunities for the Sri Lankan workforce. If the Sri Lankan rupee appreciates, our costs of operations may increase. In addition, if the Sri Lankan labor pool gains a growing number of alternatives due to an expanding and diversifying local economy, we may encounter increased competition and costs in recruiting, hiring and retaining qualified resources, each of which could have a negative impact on our costs of revenue and margins.

Our net income may decrease if the governments of the United Kingdom, the United States, Netherlands, India or Sri Lanka adjust the amount of our taxable income by challenging our transfer pricing policies.

Our subsidiaries conduct intercompany transactions among themselves and with the U.S. parent company on an arm's-length basis in accordance with U.S. and local country transfer pricing regulations. The jurisdictions in which we operate, could challenge our determination of arm's-length profit and issue tax assessments. Although the United States has income tax treaties with all countries in which we have operations, which should alleviate the risk of double taxation, the costs to appeal any such tax assessment and potential interest and penalties could decrease our earnings and cash flows.

The Indian taxing authorities issued assessment orders for the tax years ended March 31, 2004 and March 31, 2005 of our Indian subsidiary, Virtusa (India) Private Ltd. or Virtusa India. At issue in both assessments were several matters, the most significant of which was the re-determination of the arm's-length profit related to intercompany transactions. We are contesting both assessments and have filed appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matter.

Our net income may decrease if the governments of India or Sri Lanka levy new taxes or reduce or withdraw tax benefits and other incentives provided to us.

Virtusa India is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park, or STP, which it operates. Virtusa India currently operates STPs in Chennai and in Hyderabad. Substantially all of the earnings of both STPs qualify as tax-exempt export profits. Although we believe we have complied with and are eligible for the STP holiday, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level resulting in an overall increase in our effective tax rate. The Indian taxing authorities issued an assessment order for the tax year ended March 31, 2006 of Virtusa India related to the denial of all STP benefits for our Chennai STP on the basis that it was formed by the splitting up or reconstruction of our Hyderabad STP. Although we have filed appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority, we may incur additional legal liability and obligations to pay additional interest, penalties and costs related to such matter. We have appealed such assessment but we can make no assurance that our appeal will be successful.

We have located a portion of our Indian operations in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. In particular, we are continuing our construction of a facility on a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. In addition, we have leased space and operate on a SEZ designated location in Chennai, India. Although our profits from the SEZ operations would be eligible for certain income tax exemptions for a period up to 15 years, we may not be able to take full advantage of the tax holidays in each SEZ if we are not able to grow our operations, including the hiring of IT professionals into the SEZ facilities and there is no guarantee that we will secure SEZ status for any other future locations in India. Additionally, the government of India may deem us ineligible for a SEZ holiday or make adjustments to the transfer pricing profit levels resulting in an overall increase in our effective tax rate.

In addition, our Sri Lankan subsidiary, Virtusa Private Ltd., or Virtusa SL, was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria. Our inability to meet the agreed upon timetable for new job creation and investment would jeopardize the benefits of the holiday arrangement. We have received notice that the board of investment is unable to certify our tax holiday for the tax years ended March 31, 2007. Although we will vigorously contest any resulting tax assessment, we cannot provide assurance that we will prevail or if settled, on terms favorable to us.

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

The current administration has indicated it would support a tax policy that would limit certain incentives for U.S. companies which invest and reinvest overseas. If the current exemption for permanently reinvested foreign profits were to be repealed, it would have a materially adverse impact on our effective tax rate and net income. We permanently reinvest certain of our profits in and through our non-U.S. subsidiaries located in India and Sri Lanka where certain of such profits are not currently subject to tax under tax holidays in these countries. We can provide no assurance that a far reaching tax proposal impacting permanently reinvested foreign profits could be enacted which would reduce our net income and cash flows.

Risks related to our common stock

Our common stock may become more volatile, especially given the recent global economic downturn and volatility in domestic and international stock markets.

Since mid-2008, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2009, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions regionally and globally causing extreme volatility in domestic and international stock markets. In particular, the NASDAQ Global Market, on which our common stock is traded, has experienced significant price and volume fluctuations that have negatively affected the market prices of equity securities of many technology companies. Since our initial public offering in August 2007, our stock has experienced volatility. For instance, the closing sale price of our common stock on the NASDAQ Global Market has ranged from $10.54 on October 16, 2009 to $6.39 on April 30, 2009. These fluctuations have often been unrelated or disproportionate to operating performance. In addition, there are many other factors that may cause the market price of our common stock to fluctuate, including:

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

Our executive officers, directors and stockholders affiliated with our directors beneficially own, in the aggregate, shares representing approximately 40.6% of our outstanding capital stock. Although we are not aware of any voting arrangements that are in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located in Westborough, Massachusetts, where pursuant to an amendment to our existing lease dated as of March 31, 2010, we lease approximately 22,147 square feet for a term expiring February 28, 2018. We also have sales and business development offices located in Windsor and London in the United Kingdom. We also have a lease in Connecticut totaling approximately 8,535 square feet expiring in the fiscal year ending March 31, 2013.

We have global delivery centers located in Hyderabad and Chennai, India and Colombo, Sri Lanka. We lease space at two facilities in Hyderabad, India, totaling approximately 133,644 square feet, and at two facilities in Chennai, India, totaling approximately 158,883 square feet. In Colombo, Sri Lanka, we lease space at two facilities totaling approximately 145,302 square feet. Our leases in India and Sri Lanka vary in duration and term, have varying renewable terms and have expiration dates extending from 2010 to 2014. In addition, in March 2008, we entered into a 99-year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we are presently building a campus. We are in the process of constructing a facility on such campus which, when completed, will total approximately 325,000 square feet.

We also have sales and business development offices located in New York, Hungary and the Netherlands. These are short term leases with maturities not longer than one year.

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

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ Global Market on August 3, 2007 under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock for our fiscal years ended March 31, 2010 and March 31, 2009, respectively, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2009:
First quarter	$12.10	$8.74
Second quarter	$10.42	$5.00
Third quarter	$6.63	$4.00
Fourth quarter	$7.75	$5.00
Fiscal 2010:
First quarter	$8.50	$6.04
Second quarter	$10.64	$7.58
Third quarter	$10.69	$8.50
Fourth quarter	$10.50	$8.08

As of May 25, 2010, there were approximately 24,120,913 shares of our common stock outstanding held by approximately 35 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on May 25, 2010 was $8.21 per share.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2010 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have three equity compensation plans, each of which has been approved by our stockholders: (1) the Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, including the material features of plans not approved by our stockholders, please see note 11 to the consolidated financial statements included elsewhere in this Annual Report.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Options	Weighted Average Exercise Price of Awards or Outstanding Options	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	2,487,321	$7.48	527,957	(2)(3)
Equity compensation plans that have been approved by security holders—stock appreciation rights(4)	81,208	$3.98	—	(2)
Equity compensation plans not approved by security holders(5)	70,333	$6.89	—

Total	2,638,862		527,957

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

(4)
Consists of the SAR Plan.

(5)
Consists of 70,333 shares issuable upon exercise of options granted to Mr. Martin Trust, a board member. These options vested over a four year period, are now fully vested and were granted on terms substantially similar to options granted under the 2000 Plan.

Issuer Purchases of Equity Securities

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock which expired on July 28, 2009. On August 5, 2009, our board of directors authorized a new share repurchase program of up to $15 million of our common stock expiring August 5, 2010. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time. During the fiscal year and three months ended March 31, 2010, we did not purchase any shares under this program.

Under the terms of our 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended March 31, 2010, we withheld an aggregate of 8,231 shares of restricted stock at a price of $9.49 per share.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)   On February 4, 2009, Silicon Valley Bank exercised a warrant, issued by us on February 27, 2002, for an aggregate of 5,724 shares of our common stock giving effect to a net exercise provision in the warrant. The 5,724 shares were issued based on the exercise price of $5.48 per share (at an aggregate consideration of $119,316 for the gross shares exercised) and a fair market value per share of $7.43 (or an aggregate fair market value of $161,847 for the gross shares exercised), based on the closing price of our common stock on the NASDAQ Global Market on February 4, 2009. We issued the 5,724 shares of our common stock under Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder).

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

(c)   On August 8, 2007, we completed our initial public offering (the "IPO") of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952). Such registration statement was declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million, after deducting underwriting discounts and commissions of approximately $4.3 million and offering fees and expenses of approximately $4.5 million, which includes legal, accounting and printing costs and various other fees associated with registration and listing of our common stock.

We have used and expect to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in Hyderabad, India, of which we have spent approximately $15.8 million to date, of which we have spent, approximately $1.9 million in our fiscal year ended March 31, 2010 and plan to spend approximately an additional $7.2 million during our fiscal year ending March 31, 2011. The balance of the net proceeds have been and will continue to be used for working capital and other general corporate purposes, including to finance the investments in our global delivery centers in Chennai, India and Colombo, Sri Lanka, the hiring of additional personnel, sales and marketing activities, capital expenditures, the costs of operating as a public company and possible strategic alliances or acquisitions.

Item 6.    Selected Financial Data.

The selected historical financial data set forth below as of March 31, 2010, 2009 and 2008 and for the fiscal years ended March 31, 2010, 2009, and 2008 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of March 31, 2007 and 2006 and for the fiscal year ended March 31, 2006 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report.

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share amounts)
Revenue	$164,365	$172,942	$165,198	$124,660	$76,935
Costs of revenue	94,142	105,100	92,847	68,031	43,417

Gross profit	70,223	67,842	72,351	56,629	33,518
Operating expenses	57,330	57,864	52,972	42,478	32,925

Income from operations	12,893	9,978	19,379	14,151	593
Other income	56	2,888	3,249	1,209	1,564

Income before income tax expense (benefit)	12,949	12,866	22,628	15,360	2,157
Income tax expense (benefit)	820	809	4,857	(3,630)	176

Net income	$12,129	$12,057	$17,771	$18,990	$1,981

Net income per share of common stock
Basic	$0.52	$0.53	$0.83	$1.09	$0.12

Diluted	$0.50	$0.50	$0.76	$1.03	$0.11

Weighted average number of common shares outstanding
Basic	23,153,973	22,763,759	21,368,470	6,005,619	5,613,623
Diluted	24,032,675	24,136,716	23,282,663	18,351,161	17,361,219

Note:    The net income per share calculations for the fiscal years ended March 31, 2007 and 2006 give effect to the automatic conversion of the redeemable convertible preferred stock into 11,425,786 shares of common stock upon the closing of the IPO on August 8, 2007. The decrease in net income and earnings per share in the fiscal year ended March 31, 2008 from the fiscal year ended March 31, 2007 is due to a one-time income tax benefit of $5.0 million in fiscal year 2007 caused by the release of our deferred tax asset valuation allowance.

Consolidated balance sheets data

	As of March 31,
	2010	2009	2008	2007	2006
	(In thousands)
Cash and cash equivalents	$43,851	$55,698	$41,047	$45,079	$30,237
Working capital	$92,367	$94,823	$108,808	$65,765	$41,696
Total assets	$215,873	$187,023	$180,770	$99,319	$58,719
Redeemable convertible preferred stock	—	—	—	$60,862	$60,814
Total stockholders' equity (deficit)	$181,794	$152,586	$155,834	$19,259	$(13,610)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Hungary and

the Netherlands and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka. At March 31, 2010, we had 4,038 employees, or team members, and for the fiscal year ended March 31, 2010, we had revenue of $164.4 million and income from operations of $12.9 million. In our fiscal year ended March 31, 2010, our revenue decreased 5% to $164.4 million as compared to $172.9 million in our fiscal year ended March 31, 2009. Net income remained relatively unchanged at $12.1 million in our fiscal year ended March 31, 2010 as compared to our fiscal year ended March 31, 2009.

The key drivers of the decrease in revenue in our fiscal year ended March 31, 2010 were as follows:

  •
  Lower revenue contribution from our existing clients, including two of our largest clients

  •
  Conclusion of certain projects or engagements with certain clients

  •
  Appreciation of the U.S. dollar against U.K. pound sterling

The key drivers of our net income remaining relatively unchanged in our fiscal year ended March 31, 2010 as compared to fiscal year March 31, 2009 were as follows:

  •
  Lower revenue partially offset by decreased cost of revenue driven by fewer IT professionals and higher utilization

  •
  Foreign exchange losses due to intercompany balances

On November 4, 2009, we expanded our service offerings in the insurance and healthcare industries through the acquisition of the issued and outstanding stock of InSource Holdings, Inc. ("InSource") and its subsidiaries for $7.3 million in cash, subject to post-closing adjustments, as described further in note 4 to the consolidated financial statements contained elsewhere in this Annual Report.

On February 1, 2010, we extended our enterprise application, rationalization and modernization capabilities and service offerings through the acquisition of the business and certain assets of ConVista Consulting, LLC ("ConVista") for $24.8 million in cash, subject to post-closing adjustments, as described further in note 4 to the consolidated financial statements contained elsewhere in this Annual Report.

High repeat business and client concentration is common in our industry. During our fiscal year ended March 31, 2010, 85% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base, and over time, reduce client concentration.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 18%, 26%, and 21% of total revenue for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The decreased revenue earned from fixed-price contracts reflects our clients' preferences.

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2010, our voluntary attrition rate was 16.0%, while our involuntary attrition rate was 2.6%. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We have continued to maintain an eight quarter hedging program, which we believe has been effective since inception at reducing the impact of fluctuations in local currencies on our operating results, although there is no assurance that this hedging program will continue to be effective. These hedges may also cause us to forego benefits of a positive currency fluctuation, especially given the volatility of these currencies. In addition, to the extent that these hedges cease qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding, or DSO, is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. DSO was 68 days and 70 days as of March 31, 2010 and March 31, 2009, respectively. Higher DSO reduces our cash balance because the revenue-to-cash conversion process takes longer.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have marginally increased for our fiscal year ended March 31, 2010 as compared to our fiscal year ended March 31, 2009. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in Asia from our fiscal year ended March 31, 2009 to our fiscal year ended March 31, 2010, primarily driven by competition and industry wide wage increases.

  •
  Utilization rate is the percentage of time billable IT professionals are deployed on client engagements, which indicates the efficiency of our billable IT resources. Our utilization rate is defined as number of billable hours in a given period of time divided by the total number of available hours of our IT professionals in a given period of time, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's targeted range for utilization is between 70% and 75%. Generally, gross margin moves directionally with utilization rate. Utilization is affected by the rate of quarterly sequential revenue growth. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the target 75% may also indicate that there are insufficient IT professionals to staff existing or future engagements which may result in loss of revenue or liability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and boarding costs and productivity losses, which may affect our revenue, gross margin and operating profit margin. Our voluntary attrition rate was 16.0%, while our involuntary attrition was 2.6%, for the fiscal year ended March 31, 2010. Our voluntary attrition rate was 22.9% for our fiscal year ended March 31, 2009, while our involuntary attrition rate was 12.7% for the same fiscal year.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 6.3% for the fiscal years ended March 31, 2010 and 2009.

  •
  Onsite-to-offshore mix is the measurement of hours billed by resources located offshore to hours billed by our team members onsite over a defined period. We strive to manage both fixed-price contracts and time-and-materials engagements to a highly-efficient 20/80, or better, onsite-to-offshore service delivery team mix.

Sources of revenue

We generate revenue by providing IT services to our clients located primarily in the North America and Europe. We have historically earned and believe that over the next few years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2010, collectively, our five largest and ten largest clients accounted for 51% and 69% of our revenue, respectively. Our three largest clients accounted for 16%, 11%, and 10%, respectively, of our revenue for the fiscal year ended March 31, 2010. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2010, 74% of our revenue was generated in the North America, 24% in Europe and 2% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2010, the percentage of revenue from time-and-materials and fixed-price contracts was 82% and 18%, respectively.

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

Our unit pricing is driven by business need, delivery timeframes, complexity of the engagement, operating differences (such as onsite/offshore ratio), competitive environment and engagement size (or volume). As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we may, on occasion, offer volume discounts. We manage our business carefully to protect our account margins and our overall profit margins. We find that our clients generally purchase on the basis of total value, rather than on minimum cost, considering all of the factors listed above.

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

The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 17% and 16% of total hours billed in each of the fiscal years ended March 31, 2010 and 2009, respectively, while the revenue from resources located onsite and offshore accounted for 45% and 55% respectively in the fiscal year ended March 31, 2010, and 44% and 56% respectively during the fiscal year ended March 31, 2009. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States and the United Kingdom as compared to work performed at our global delivery centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in India and Sri Lanka. We manage to a 20/80, or better, onsite-to-offshore service delivery mix and intend to manage to an efficient onsite-to-offshore service delivery ratio for the foreseeable future.

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

Our revenue and gross profit are also affected by our ability to efficiently manage and utilize our IT professionals and fluctuations in foreign currency exchange rates. We define utilization rate as the total number of days billed in a given period divided by the total available days of our IT professionals during that same period, excluding trainees. We manage employee utilization by continually monitoring project requirements and timetables to efficiently staff our projects and meet our clients' needs. The number of IT professionals assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination or reduction of a significant project could cause us to experience a higher than expected number of unassigned IT professionals, thereby lowering our utilization rate. Although, we have adopted an eight quarter cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges remaining outstanding as of the balance sheet date.

Operating expenses

Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2010, 2009 and 2008, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee and U.K. pound sterling against the U.S. dollar on intercompany transactions. We place our cash in liquid investments at highly-rated financial institutions based on our investment policy approval by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

Our net income is subject to income tax in those countries in which we perform services and have operations, including India, Sri Lanka, the United Kingdom and the United States. In previous fiscal years, we accumulated net operating loss carry-forwards which were used to offset U.S. taxable income into fiscal 2009. We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these net operating losses and tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays increased our net income in the fiscal years ended March 31, 2010 and 2009 by $3.4 million and $4.5 million, respectively. As our tax holidays expire, such as the Hyderbad STP Holiday which expired on March 31, 2010, our effective tax rate is likely to increase, which may have a negative impact on our earnings.

Our effective tax rate was 6.3% for each of the fiscal years ended March 31, 2010 and 2009. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India and Sri Lanka.

Application of critical accounting estimates and risks

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the reported amount of revenue and expenses, assets and liabilities and the disclosure of contingent assets and liabilities. We consider an accounting estimate to be critical to the preparation of our consolidated financial statements when both of the following are present:

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

Revenue recognition

Our revenue is derived from a variety of IT consulting, technology implementation and application outsourcing services. Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to U.S. GAAP. Revenue is recognized as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. For contracts with fees billed on a time-and-materials basis, we generally recognize revenue as the service is performed.

Fixed-price engagements are accounted for under the percentage-of-completion method. Under the percentage-of-completion method, we estimate the percentage-of-completion by comparing the actual number of work days performed to date to the estimated total number of days required to complete each engagement. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs to completion, including assumptions and estimates relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in other engagement-related costs. Estimates of total contract revenue and costs to completion are continually monitored during the term of the contract and are subject to revision as the contract progresses. Unforeseen circumstances may arise during an engagement requiring us to revise our original estimates and may cause the estimated profitability to decrease. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

Valuation and impairment of investments and/or marketable securities

We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2010 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses. As of March 31, 2010, we believe that all impairments of investment securities are temporary in nature.

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

Derivative instruments and hedging activities

We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in the fair value for other derivative contracts and the ineffective portion of hedging instruments, if any, are recognized in the consolidated statements of income of each period and are included in foreign exchange (gains) losses, net and other income (expense), net, respectively. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

Goodwill and Other Intangible Assets

We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

The first step ("Step 1") of impairment testing requires a comparison of each reporting unit's fair value to carrying value to identify potential impairment. We have only one reporting unit and one reportable segment. The reporting unit's fair value is compared to market capitalization as an assessment of the appropriateness of the fair value measurement. The second step ("Step 2") of impairment testing is necessary only if a reporting unit's carrying amount exceeds its fair value. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. The excess goodwill is recognized as an impairment loss.

Other intangible assets with definite lives are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. We test other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. We use a discounted cash flow approach or other methods, if appropriate, to assess fair value. The intangible impairment test is performed at the reporting unit level, and the Company is considered a single reporting unit for goodwill and intangible impairment testing purposes.

Income taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, including India, Sri Lanka, the United States, the United Kingdom, and the Netherlands, and these calculations and determinations can involve complex issues which require an extended period of time to resolve. In the year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm's-length prices for our intercompany transactions, changes in the geographic mix or estimated level of annual pretax income, as well as newly enacted tax legislation in each of the jurisdictions in which we operate. Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm's-length price. On an ongoing basis, we estimate appropriate arm's-length prices and use such estimates for our intercompany transactions.

At each financial statement date, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. This evaluation considers the weight of all available evidence, including both future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we will not be able to realize a recognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in a decrease in income in the period such determination was made. Likewise, should we determine that we will be able to realize all or part of an unrecognized deferred tax asset in the future, an adjustment to the valuation allowance would be made resulting in an increase to income (or equity in the case of excess stock option tax benefits).

We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. One of our Indian subsidiaries is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each Software Technology Park, or STP, it operates. Our STP holiday for Chennai, India will be completely phased out by March 2011 and subsequent to that date, any profits will be fully taxable at the Indian statutory rate, which is currently 33%. During the fiscal year ended March 31, 2010, most of our profits in India were generated from our STPs. Although we believe we have complied with, and are eligible for the STP holidays, it is possible that upon examination the government of India may deem us ineligible for the STP holidays or make adjustments to the profit level. We have located new development centers in areas designated as Special Economic Zones, or SEZs, to secure additional tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lankan subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize the benefits from this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce net income.

It is our intent to reinvest all accumulated earnings from India and Sri Lanka back into their respective operations to fund growth. As a component of this strategy, we do not accrue incremental U.S. taxes on Indian, Sri Lanka, or U.K. earnings as these earnings are considered to be permanently or indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, which would increase our overall effective tax rate.

Share-based compensation

Under the fair value recognition provisions of accounting standards, share-based compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. Determining the fair value of the share-based awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised, the expected volatility of our stock and the number of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

We established a stock appreciation rights plan, or SAR Plan, during the fiscal year ended March 31, 2006. Prior to our IPO in August 2008, under the terms of the SAR Plan, all stock appreciation rights, or SARs, were settled in cash and the compensation cost and future liability for these SARs were determined using the fair value at the grant date and remeasuring the fair value of the vested SARs at the close of each reporting period. After our IPO, we are obligated under the SAR Plan to settle all SARs in shares of our common stock. Therefore, the SARs are now equity classified and are no longer remeasured. The liability measured as of our IPO date was $1.4 million and this amount has been reclassified as a component of additional paid in capital subsequent to our IPO.

The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. The Company's volatility assumption is based on the historical volatility rates of the common stock of its publicly held peers over periods commensurate with the expected term of each grant.

The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, the Company has elected to use the "simplified" method of determining the expected term or life of its share-based awards due to the Company's limited trading history.

Results of operations

Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2010 and 2009:

	Fiscal Year Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Revenue	$164,365	$172,942	$(8,577)	(5.0)%
Costs of revenue	94,142	105,100	(10,958)	(10.4)%

Gross profit	70,223	67,842	2,381	3.5%
Operating expenses	57,330	57,864	(534)	(0.9)%

Income from operations	12,893	9,978	2,915	29.2%
Other income	56	2,888	(2,832)	(98)%

Income before income tax expense	12,949	12,866	83	0.6%
Income tax expense	820	809	11	1.4%

Net income	$12,129	$12,057	$72	0.6%

Revenue

Revenue decreased by 5.0%, or $8.6 million, from $172.9 million during the fiscal year ended March 31, 2009 to $164.4 million in the fiscal year ended March 31, 2010, due primarily to lower revenue contribution from our existing clients, including two of our largest clients, completion of certain projects or engagements with certain clients, and appreciation of the U.S. dollar against U.K. pound sterling in the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Revenue from clients existing as of March 31, 2009 decreased in the fiscal year ended March 31, 2010 by $28.4 million. However, revenue from new clients added since March 31, 2009 increased by $11.0 million to $19.9 million, for the fiscal year ended March 31, 2010 as compared to $8.9 million in revenue from new clients added since March 31, 2008 for the fiscal year ended March 31, 2009. Revenue from European clients in the fiscal year ended March 31, 2010 decreased by $5.0 million, or 11.4%, as compared to the fiscal year ended March 31, 2009. However, excluding BT, our largest European client, our European revenue increased by $1.4 million, or 12%, in the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Revenue from North American clients decreased by $2.9 million, or 2.3%, as compared to the fiscal year ended March 31, 2009. Revenue from clients in BFSI industry increased by 3%, while revenue from clients in the communications and technology industry decreased by 4% and revenue from clients in the media and information industry decreased by 20%, in the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. We had 68 and 56 active clients as of March 31, 2010 and 2009, respectively.

Costs of revenue

Costs of revenue decreased from $105.1 million in the fiscal year ended March 31, 2009 to $94.1 million in the fiscal year ended March 31, 2010, a decrease of $11.0 million, or 10.4%. A significant portion of the decrease was attributable to reduction in compensation and benefits costs of $10.5 million due to improved resource optimization and lower variable compensation, decreases in travel and related expenses of $0.3 million, decrease in share based compensation of $0.2 million, decrease of $0.2 million in training programs, decrease in losses by $1.7 million recorded on foreign currency forward contracts as part of our hedging program due to depreciation of the Indian Rupee against the U.S. dollar and U.K. pound sterling in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2010, partially offset by an increase of $2.6 million in sub contractor services.

Gross profit

Our gross profit increased by $2.4 million or 3.5%, to $70.2 million for the fiscal year ended March 31, 2010 as compared to $67.8 million in the fiscal year ended March 31, 2009. The principal reason for our increase in gross profit during the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009 was a decrease in cost of revenue. As a percentage of revenue, gross profit margin was 42.7% and 39.2% in the fiscal years ended March 31, 2010 and 2009, respectively. The principal reason for our increase in gross profit margin during the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009, was lower cost of revenue and higher utilization during the fiscal year ended March 31, 2010.

Operating expenses

Operating expenses decreased from $57.9 million in the fiscal year ended March 31, 2009 to $57.3 million in the fiscal year ended March 31, 2010, a decrease of $0.5 million, or 0.9%. The decrease in operating expenses was due to a decrease of $1.3 million in facilities expenses, $0.5 million in professional services fees, $0.3 million in share based compensation and a $0.4 million reduction in foreign currency forward contract losses, as part of our hedging program. This decrease was partially offset by an increase of $1.2 million in compensation expense and an increase of $0.7 million in consultant fees during the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. As a percentage of revenue, our operating expenses increased from 33.5% in the fiscal year ended March 31, 2009 to 34.9% in the fiscal year ended March 31, 2010.

Income from operations

Income from operations increased from $10.0 million in the fiscal year ended March 31, 2009 to $12.9 million in the fiscal year ended March 31, 2010, an increase of $2.9 million or 29.2%. This increase in income from operations resulted primarily from higher gross profit and decreased operating expenses. As a percentage of revenue, income from operations increased from 5.8% in the fiscal year ended March 31, 2009 to 7.8% in the fiscal year ended March 31, 2010.

Other income

Other income decreased from $2.9 million in the fiscal year ended March 31, 2009 to $56 thousand in the fiscal year ended March 31, 2010. The decrease is primarily attributed to a decrease in interest income of $0.7 million and an increase of foreign currency transaction losses of $2.1 million in the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

Income tax expense

We had income tax expense of $0.8 million in each of the fiscal years ended March 31, 2010 and 2009. Our effective tax rate was 6.3% for each of the fiscal years ended March 31, 2010 and 2009.

Net income

Net income for the fiscal year ended March 31, 2010 was $12.1 million, and remained relatively unchanged as compared to net income for the fiscal year ended March 31, 2009 due to lower cost of revenue and operating expenses despite a lower revenue base.

Fiscal year ended March 31, 2009 compared to fiscal year ended March 31, 2008

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2009 and 2008:

	Fiscal Year Ended March 31,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Revenue	$172,942	$165,198	$7,744	4.7%
Costs of revenue	105,100	92,847	12,253	13.2

Gross profit	67,842	72,351	(4,509)	(6.2)
Operating expenses	57,864	52,972	4,892	9.2

Income from operations	9,978	19,379	(9,401)	(48.5)
Other income	2,888	3,249	(361)	(11.1)

Income before income tax expense (benefit)	12,866	22,628	(9,762)	(43.1)
Income tax expense (benefit)	809	4,857	(4,048)	(83.3)

Net income	$12,057	$17,771	$(5,714)	(32.2)%

Revenue

Revenue increased by 4.7%, or $7.7 million, from $165.2 million during the fiscal year ended March 31, 2008 to $172.9 million in the fiscal year ended March 31, 2009. This increase is primarily attributed to greater demand for our IT services delivered through our global model, partially offset by the negative impact of the depreciation of the U.K. pound sterling against the U.S. dollar of $8.8 million for the fiscal year ended March, 31, 2009, net of a $1.6 million gain from hedging contracts on our U.K. revenue. Revenue from clients existing as of March 31, 2008 decreased in the fiscal year ended March 31, 2009 by $1.2 million and revenue from new clients added since March 31, 2008 was $8.9 million, or 5% of total revenue, for the fiscal year ended March 31, 2009. In addition, revenue from European clients in the fiscal year ended March 31, 2009 decreased by $6.8 million, or 13%, as compared to the fiscal year ended March 31, 2008. However, excluding BT, our largest European client, our European revenue increased by $5.7 million, or 89%, in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. Revenue from North American clients increased by $11.1 million, or 10%, as compared to the fiscal year ended March 31, 2008. In addition, revenue from clients in the BFSI industry increased by 22%, while revenue from clients in the communications and technology industry decreased by 16%, and revenue from clients in media and information industry increased by 6%, in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008. We had 56 active clients as of March 31, 2009 and 2008, respectively.

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

Gross profit

Our gross profit decreased by $4.5 million or 6.2%, to $67.8 million for the fiscal year ended March 31, 2009 as compared to $72.4 million in the fiscal year ended March 31, 2008. The principal reason for our decrease in gross profit during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008 was an increase in cost of revenue. As a percentage of revenue, gross profit margin was 39.2% and 43.8% in the fiscal years ended March 31, 2009 and 2008, respectively. The principal reason for our decrease in gross profit margin during the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2008, was an increase in our compensation costs relative to the increase in revenue and lower utilization in the first half of the fiscal year ended March 31, 2009.

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

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On February 1, 2010, we acquired the business and assets of ConVista Consulting, LLC, a Virginia limited liability company ("ConVista"), pursuant to an asset purchase agreement with ConVista and the members of ConVista, dated as of February 1, 2010. The acquisition of ConVista extends the Company's enterprise application services offerings. The purchase price was approximately $24.8 million in cash, subject to post-closing adjustments. Approximately 10% of the purchase price is subject to a holdback by us for a period of 12 months as security for the sellers' indemnification obligations under the asset purchase agreement. The purchase price is subject to adjustment after closing of up to an additional $2.0 million in earn-out consideration upon the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. We offered employment to substantially all of the employees of ConVista, including certain key employees and the two founders of ConVista. We also established a retention-based cash bonus plan for the employees of ConVista who accepted employment with us. (See note 4 to our audited consolidated financial statements)

On November 4, 2009, we entered into a stock purchase agreement with InSource Holdings, Inc., a Connecticut corporation ("InSource"), and its owners to acquire all of the issued and outstanding stock of InSource and each of its subsidiaries. We also completed the InSource acquisition on November 4, 2009, and InSource is now our wholly-owned subsidiary. Under the terms of the stock purchase agreement, the purchase price for the acquisition was $7.3 million in cash, subject to post-closing adjustments. Approximately 10% of the purchase price is subject to a hold back by us for a period of 12 months as security for the sellers' indemnification obligations under the stock purchase agreement. We made an additional purchase price payment of $0.5 million in earn-out consideration based on InSource's achievement of revenue and operating margin targets for the calendar year and fourth quarter ended December 31, 2009. In connection with the InSource acquisition, we offered employment to all of InSource's employees, including an employment agreement with the founder with respect to his continued employment as InSource's president. We also established a performance-based cash bonus plan for certain employees of InSource based on the achievement of specified revenue and operating margin targets. (See note 4 to our audited consolidated financial statements)

On July 31, 2009, we entered into a new $3.0 million credit agreement with RBS Citizens, N.A. ("RBS") and J.P. Morgan Chase Bank, N.A. ("JPM") which expires on July 31, 2010. The primary purpose of the new credit agreement is to support our foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. As of March 31, 2010, we are in compliance with all covenants and there are no amounts outstanding under this credit facility. In connection with the execution of the new credit facility, we terminated our prior $3.0 million amended and restated line of credit agreement.

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right to sell these auction-rate securities back to the investment firm at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. We intend to exercise our rights under the agreements within the next twelve months.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2010, we sold $15.5 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2010. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We intend to continue the construction and build out of this facility, which will be approximately 325,000 square feet, over the next two fiscal years ending March 31, 2011 and 2012, at a total estimated cost of $27.5 million. Of this amount, we have spent $15.8 million as of March 31, 2010 toward the completion of this facility, with approximately $1.9 million spent during the fiscal year ended March 31, 2010. We anticipate spending approximately $7.2 million during the fiscal year ending March 31, 2011. Other capital expenditures during the fiscal year ended March 31, 2010 were approximately $2.1 million. We expect other capital expenditures in the normal course of business during the fiscal year ending March 31, 2011 to be approximately $4.0 million, primarily for leasehold improvements, capital equipment and purchased software.

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock which expired on July 28, 2009. On August 5, 2009, our board of directors authorized a new share repurchase program of up to $15 million of our common stock expiring August 5, 2010. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program will be funded using cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time. During the quarter and fiscal year ended March 31, 2010, we did not purchase any shares under this program.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$18,577	$25,611	$13,440
Net cash used for investing activities	(33,181)	(3,470)	(73,147)
Net cash provided by (used for) financing activities	1,547	(5,190)	55,434
Effect of exchange rate on cash	1,210	(2,300)	241

Net increase (decrease) in cash and cash equivalents	(11,847)	14,651	(4,032)
Cash and cash equivalents, beginning of fiscal year	55,698	41,047	45,079

Cash and cash equivalents, end of fiscal year	$43,851	$55,698	$41,047

Net cash provided by operating activities

Net cash provided by operating activities was $18.6 million during the fiscal year ended March 31, 2010 as compared to $25.6 million during the fiscal year ended March 31, 2009. This decrease was primarily attributable to a decreased change in liabilities totaling $8.8 million and increase of $0.6 million in deferred tax benefit, partially offset by an increase in foreign currency losses of $2.1 million and an increase in amortization of intangibles of $0.6 million.

Net cash provided by operating activities was $25.6 million during the fiscal year ended March 31, 2009 as compared to $13.4 million during the fiscal year ended March 31, 2008. This increase was primarily attributable to a decreased change in operating assets and an increased change in liabilities totaling $14.5 million and $4.3 million, respectively, partially offset by a decrease in net income of $5.7 million and decreased foreign currency losses of $1.0 million.

Net cash used for investing activities

Net cash used for investing activities was $33.2 million during the fiscal year ended March 31, 2010 as compared to $3.5 million used during the fiscal year ended March 31, 2009. The increase in cash used during the fiscal year ended March 31, 2010 was due primarily to our acquisitions of InSource and ConVista resulting in us paying $6.1 million, net of cash acquired and $22.3 million, respectively, in cash consideration at the closing of these two transactions, an increase of our net purchases of investment securities by $6.3 million, and an increase in restricted cash of $1.2 million. This increase was partially offset by reduced capital expenditures on property and equipment by $6.2 million during the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

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

Net cash provided by (used for) financing activities

Net cash provided by financing activities was $1.5 million during the fiscal year ended March 31, 2010, as compared to cash used by finance activities of $5.2 million during the fiscal year ended March 31, 2009. The change in net cash provided was due to our not repurchasing any of our common stock under our stock repurchase program for the fiscal year ended March 31, 2010 as compared to $7.8 million in stock repurchases made during the fiscal year ended March 31, 2009. This was partially offset by reduced proceeds from stock option exercises of $0.4 million and the payment of contingent consideration for the InSource acquisition of $0.5 million.

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

Contractual obligations

We have no long term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments as of March 31, 2010.

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	5+ Years
	(In thousands)
Operating lease obligations(1)	$10,512	$3,499	$4,576	$1,048	$1,389
Capital lease obligation(2)	3,056	2,115	941	—	—
Contingent consideration(3)	1,664	1,664	—	—	—
Defined benefit plans(4)	4,992	275	701	986	3,030
Capital and other purchase commitments(5)	5,953	5,953	—	—	—

Total	$26,177	$13,506	$6,218	$2,034	$4,419

(1)
Our obligations under our operating leases consist of future payments related to our real estate leases.

(2)
Capital lease relates to purchase of software license.

(3)
Relates to the ConVista acquisition.

(4)
We accrue and contribute to benefit funds covering our employees in India and Sri Lanka. The amounts in the table represent the expected benefits to be paid out over the next ten years. We are not able to quantify expected benefit payments beyond ten years with any certainty. We make periodic contributions to the plans such that the unfunded amounts are immaterial.

(5)
Relates to construction of our campus in Hyderabad and other purchase commitments, India, net of advances.

Off-balance sheet arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee as described below and in "Qualitative and Quantitative Disclosures about Market Risk."

Specifically, during our fiscal year ended March 31, 2008, we adopted a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Qualitative and Quantitative Disclosures about Market Risk." The program was expanded in the fiscal year ended March 31, 2010 and contemplates a partially hedged position of the Indian rupee for a rolling eight quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, or the U.K. pound sterling against the Sri Lankan rupee, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board ("FASB") issued guidance to require more detailed disclosures about the fair value measurements of employers' plan assets including (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures are included in our fiscal year ended March 31, 2010 consolidated financial statements. This guidance did not impact our consolidated financial results.

Effective January 2009, the Company adopted new authoritative accounting guidance on business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. Such acquisitions will now be treated as business combinations, which will require transaction costs to be expensed as incurred, may generate gains or losses due to changes between the effective and closing dates of acquisitions, and will require possible recognition of goodwill given differences between the purchase price and fair value of assets received. The guidance further amends the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance did not impact our consolidated financial results as our acquisitions were completed subsequent to the adoption of the guidance.

In April 2009, the FASB issued guidance where, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial results.

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial results.

In April 2009, the FASB issued guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial results.

Effective April 1, 2009, we adopted guidance where unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. The adoption of this guidance did not have a material impact on our consolidated financial results.

In June 2009, the FASB issued The FASB Accounting Standards Codification (the "Codification"). The Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the Codification, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and this will supersede all other previously issued non-SEC accounting and reporting guidance. The Codification is effective for financial statement periods ended after September 15, 2009. We adopted this guidance for our quarter ended September 30, 2009. The adoption of the Codification did not have a material effect on our financial condition or consolidated financial results.

In January 2010, the FASB issued new guidance requiring supplemental fair value disclosures and providing several clarifications regarding existing disclosure requirements. Specifically, the new guidance requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the new standard requires a gross presentation of the Level 3 rollforward, stating separately information about purchases, sales, issuances, and settlements. The new guidance also provides clarification regarding the appropriate level of disaggregation of assets and liabilities for the purpose of fair value disclosures as well as the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The adoption of this new guidance did not have a material impact on the Company's consolidated financial results. See note 6 for further details.

Item 7A.    Quantitative and qualitative disclosures about market risk.

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges. We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our consolidated balance sheets, consolidated statements of income and operating cash flows from all foreign currencies, including most significantly the Indian rupee, U.K. pound sterling, and the Sri Lankan rupee.

We have a foreign currency hedging program to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of the outstanding foreign currency derivative contracts as of March 31, 2010 was $43.2 million.

Recently, the U.S. dollar strengthened materially against the U.K. pound sterling which has had, and may continue to have, a negative impact on our revenue generated in U.K. pound sterling. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted sales and expenses denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

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

Assuming the amount of expenditures by our Indian operations was consistent with fiscal 2010 and the timing of the funding of these operations was to remain consistent during our fiscal year ended March 31, 2010, a constant increase or decrease in the exchange rate between the Indian rupee and the U.S. dollar during fiscal 2010 of 10% would impact our net income by $4.3 million excluding the effect of foreign currency derivative contracts which would offset approximately 85% of the impact.

Interest rate risk

We had no debt outstanding as of March 31, 2010. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. As of March 31, 2010, we had $96.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as either "available-for-sale" or "trading" and are recorded at fair value. Our "available-for-sale" and "trading" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point decrease in market interest rates at March 31, 2010 would impact the net fair value of such interest-sensitive financial instruments by $0.4 million.

Concentration of credit risk

Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and long-term investments, accounts receivable, derivative contracts, other financial assets and unbilled accounts receivable. We place our operating cash, investments and derivatives in highly-rated financial institutions. We adhere to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our consolidated financial statements and have not exceeded our expectations.

As widely reported, financial markets in the United States, Europe and Asia have experienced disruption in recent periods, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While we do not currently require access to credit markets to finance our operations, these economic developments affect our clients in a number of ways. Any tightening of credit in financial markets adversely affects the ability of our clients to obtain financing for their operations and could result in decreased global IT spending which, in turn, could result in delays, reductions in, or cancellation of engagements for our services. Regional and global economic weakness and uncertainty could result in some companies reassessing their spending for technology and IT related projects and services. We are unable to predict the likely condition in financial markets and adverse economic conditions in the United States, United Kingdom and other countries. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. As a result of the worldwide economic slowdown, it is extremely difficult for us to forecast future revenue growth based on historical information and trends. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated level of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

In November 2008, we entered into an agreement with UBS, the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right (the "Put Option") to sell these auction-rate securities back to UBS at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave UBS the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. We elected to measure the Put Option under the fair value option, and recorded income of $1.2 million, and recorded a corresponding long term asset. As a result of entering into an agreement with UBS, we recognized an other-than-temporary impairment loss of $1.2 million on the related auction-rate security investments. Simultaneously, we transferred these auction-rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statements of income for the fiscal year ended March 31, 2009. The value of the Put Option at March 31, 2010 was $0.2 million. We anticipate that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction-rate securities with no material net impact to the consolidated statements of income.

Item 8.    Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
May 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited Virtusa Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010, and our report dated May 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 26, 2010

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	March 31, 2009
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,851	$55,698
Short-term investments	27,820	23,333
Accounts receivable, net of allowance of $700 and $1,041 at March 31, 2010 and 2009, respectively	31,160	28,244
Unbilled accounts receivable	6,123	4,005
Prepaid expenses	3,451	5,050
Deferred income taxes	540	4,139
Restricted cash	3,225	—
Other current assets	7,100	5,668

Total current assets	123,270	126,137
Property and equipment, net	24,525	19,680
Long-term investments	24,309	28,054
Restricted cash	953	3,489
Deferred income taxes	5,865	5,040
Goodwill	19,090	—
Intangible assets, net	12,697	—
Other long-term assets	5,164	4,623

Total assets	$215,873	$187,023

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,769	$5,499
Accrued employee compensation and benefits	8,949	9,520
Accrued expenses and other	13,575	7,347
Foreign currency derivative contracts, current portion	—	7,781
Deferred revenue	685	1,016
Income taxes payable	925	151

Total current liabilities	30,903	31,314
Long-term liabilities	3,176	3,123

Total liabilities	34,079	34,437

Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 at March 31, 2010 and 2009, issued zero shares at March 31, 2010 and 2009	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2010 and 2009; issued 25,197,790 and 24,417,272 shares at March 31, 2010 and 2009, respectively; outstanding 23,438,402 and 22,657,884 shares at March 31, 2010 and 2009, respectively	252	244
Treasury stock, 1,759,388 common shares, at cost, at March 31, 2010 and 2009	(8,244)	(8,244)
Additional paid-in capital	149,394	144,286
Retained earnings	42,614	30,485
Accumulated other comprehensive loss	(2,222)	(14,185)

Total stockholders' equity	181,794	152,586

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$215,873	$187,023

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenue	$164,365	$172,942	$165,198
Costs of revenue	94,142	105,100	92,847

Gross profit	70,223	67,842	72,351

Operating expenses:
Selling, general and administrative expenses	57,330	57,864	52,972

Income from operations	12,893	9,978	19,379
Other income (expense):
Interest income, net	1,895	2,643	3,917
Foreign currency transaction gains (losses)	(1,830)	293	(732)
Other, net	(9)	(48)	64

Total other income	56	2,888	3,249

Income before income tax expense	12,949	12,866	22,628
Income tax expense	820	809	4,857

Net income	$12,129	$12,057	$17,771

Net income per share of common stock
Basic	$0.52	$0.53	$0.83

Diluted	$0.50	$0.50	$0.76

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity and

Comprehensive Income (Loss)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss		Total Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Stockholder's Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance at March 31, 2007	7,420,646	$74	(419,565)	$(442)	$19,205	$752	$(330)	$19,259	$19,343

Proceeds from the exercise of stock options	181,544	2	—	—	440	—	—	442
Reclass of SARs from liability to equity	—	—	—	—	1,382	—	—	1,382
Deferred offering costs	—	—	—	—	(8,811)	—	—	(8,811)
Proceeds from initial public offering	4,400,000	44	—	—	61,556	—	—	61,600
Conversion of preferred stock to common stock	11,425,786	114	—	—	60,748	—	—	60,862
Share based compensation	—	—	—	—	2,817	—	—	2,817
Unrealized gain (loss) on available-for-sale securities, net of taxes of $107	—	—	—	—	—	—	(196)	(196)	(196)
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $567	—	—	—	—	—	—	(931)	(931)	(931)
Pension benefit adjustment	—	—	—	—	—	—	(167)	(167)	(167)
Adoption of FIN 48	—	—	—	—	—	(95)	—	(95)
Tax benefit related to stock plans	—	—	—	—	437	—	—	437
Cumulative translation adjustment, net of taxes	—	—	—	—	—	—	1,464	1,464	1,464
Net income	—	—	—	—	—	17,771	—	17,771	17,771

Balance at March 31, 2008	23,427,976	$234	(419,565)	$(442)	$137,774	$18,428	$(160)	$155,834	$17,941

Proceeds from the exercise of stock options	977,287	10	—	—	2,217	—	—	2,227
Exercise of warrants	12,009	—	—	—	204	—	—	204
Restricted stock awards withheld for tax	—	—	—	—	(214)	—	—	(214)
Repurchase of common stock	—	—	(1,339,823)	(7,802)	—	—	—	(7,802)
Share based compensation	—	—	—	—	3,772	—	—	3,772
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(92)	—	—	—	—	—	—	142	142	142
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $2,773	—	—	—	—	—	—	(4,322)	(4,322)	(4,322)
Pension benefit adjustment	—	—	—	—	—	—	101	101	101
Reimbursement of fringe benefit tax on stock awards	—	—	—	—	142	—	—	142
Tax benefit related to stock plans	—	—	—	—	391	—	—	391
Cumulative translation adjustment, net of taxes of $628	—	—	—	—	—	—	(9,946)	(9,946)	(9,946)
Net income	—	—	—	—	—	12,057	—	12,057	12,057

Balance at March 31, 2009	24,417,272	$244	(1,759,388)	$(8,244)	$144,286	$30,485	$(14,185)	$152,586	$(1,968)

Proceeds from the exercise of stock options and restricted stock releases	780,518	8	—	—	1,787	—	—	1,795
Restricted stock awards withheld for tax	—	—	—	—	(225)	—	—	(225)
Share based compensation	—	—	—	—	3,377	—	—	3,377
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(61)	—	—	—	—	—	—	141	141	141
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $(4,446)	—	—	—	—	—	—	7,140	7,140	7,140
Pension benefit adjustment	—	—	—	—	—	—	(173)	(173)	(173)
Reimbursement of fringe benefit tax on stock awards	—	—	—	—	(37)	—	—	(37)
Tax benefit related to stock plans	—	—	—	—	206	—	—	206
Cumulative translation adjustment, net of taxes of $(157)	—	—	—	—	—	—	4,855	4,855	4,855
Net income	—	—	—	—	—	12,129	—	12,129	12,129

Balance at March 31, 2010	25,197,790	$252	(1,759,388)	$(8,244)	$149,394	$42,614	$(2,222)	$181,794	$24,092

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2010	2009	2008
	(In thousands)
Cash provided by operating activities:
Net income	$12,129	$12,057	$17,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,286	4,406	3,923
Share-based compensation expense	3,377	3,772	3,041
Loss (gain) on disposal of property and equipment and investments	(27)	(18)	(144)
Deferred income taxes, net	(1,435)	(842)	402
Net foreign currency gain (loss)	1,830	(293)	732
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,349)	(485)	(7,495)
Prepaid expenses and other current assets	2,580	(2,036)	(4,960)
Other long-term assets	(2,381)	644	(3,875)
Accounts payable	(9)	7,719	(1,082)
Accrued employee compensation and benefits	(916)	685	3,052
Accrued expenses—other	(811)	1,123	2,032
Deferred revenue	601	715	(540)
Income taxes payable	459	352	416
Excess tax benefits from stock option exercises	(206)	(391)	(437)
Other long-term liabilities	449	(1,797)	604

Net cash provided by operating activities	$18,577	$25,611	$13,440

Cash flows used for investing activities:
Proceeds from sale of property and equipment	40	12	172
Purchase of short-term investments	(7,696)	(16,068)	(79,773)
Proceeds from sale or maturity of short-term investments	32,353	52,880	40,943
Purchase of long-term investments	(39,524)	(37,925)	(23,929)
Proceeds from sale or maturity of long-term investments	14,740	7,236	4,656
Business acquisition, net of cash acquired	(28,483)	—	—
Decrease (increase) in restricted cash	(575)	586	(2,690)
Purchase of property and equipment	(4,036)	(10,191)	(12,526)

Net cash used for investing activities	$(33,181)	$(3,470)	$(73,147)

Cash flows provided by (used for) financing activities:
Proceeds from exercise of common stock options	1,795	2,227	442
Payment of contingent consideration related to acquisitions	(450)	—	—
Purchase of treasury stock	—	(7,802)	—
Proceeds from sale of common stock	—	—	61,600
Principal payments on capital lease obligation	(4)	(6)	(7)
Deferred stock offering costs	—	—	(7,038)
Excess tax benefits from stock option exercises	206	391	437

Net cash provided by (used for) financing activities	$1,547	$(5,190)	$55,434

Effect of exchange rate changes on cash and cash equivalents	1,210	(2,300)	241

Net increase (decrease) in cash and cash equivalents	(11,847)	14,651	(4,032)
Cash and cash equivalents, beginning of year	55,698	41,047	45,079

Cash and cash equivalents, end of year	$43,851	$55,698	$41,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$18	$3
Cash receipts from interest	$1,970	$3,342	$3,275
Cash paid for income tax	$635	$879	$4,219
Non Cash Investing Activities
Assets acquired under capital lease	$3,056	$—	$—

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1)   Nature of the Business

Virtusa Corporation (the Company or Virtusa) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Hungary and the Netherlands, and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.

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

(2)   Summary of Significant Accounting Policies

(a)
Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa Software Services, Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation located in the United States, InSource Holdings, Inc. a company incorporated in the state of Connecticut, InSource LLC, a Connecticut limited liability company and Virtusa International, B.V., organized in the Netherlands. All intercompany transactions and balances have been eliminated in consolidation.

(b)
Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax provisions, deferred tax assets and liabilities and intangible assets, contingent consideration and the valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other assumptions

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(c)
Foreign Currency Translation

The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which they operate. Operating and capital expenditures of the Company's subsidiary located in India, Sri Lanka, the Netherlands and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are conducted in U.K. pounds sterling.

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

(d)
Derivative Instruments and Hedging Activities

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income net of taxes until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized immediately in the consolidated statement of income.

With respect to derivatives designated as cash flow hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative will be highly effective in offsetting changes in fair values or cash flows of the hedged item. If the Company determines that a derivative or a portion thereof is not highly effective as a hedge, or if a derivative ceases to qualify for hedge accounting, the Company prospectively discontinues hedge accounting with respect to that derivative.

(e)
Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2010, cash equivalents consisted of money market instruments and certificates of deposit.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

The Company had short term and long term restricted cash totaling $4,178 and $3,489 as of March 31, 2010 and 2009 respectively. Restricted cash includes restricted deposits with banks to secure the import of computer and other equipment of $244 and $164 at March 31, 2010 and 2009, respectively, deposits under lien of $52 and $186, respectively, against bank guarantees issued by a bank in favor of government agencies associated with the construction of the Company's campus facility in India, and deposits under lien of $620 and $639, respectively, against a bank guarantee related to a tax appeal with the government of India at March 31, 2010 and 2009. Additionally, the Company had restricted cash of $725 related to its acquisition of InSource Holdings Inc. and its subsidiaries ("InSource"), $2,500 related to the acquisition of all of the assets of ConVista Consulting LLC ("ConVista"), and $37 relating to the subleasing of office space to third party at March 31, 2010. At March 31, 2009, the Company had restricted cash related to its hedging program of $2,500.

(f)
Investment Securities

The Company classifies all debt securities as "available for sale" or "trading." These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income (loss), net of tax, as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income. Any realized gains and losses on trading securities are charged to the consolidated statement of income. Short-term investments are those with original maturities of more than three months and less than one year at the date of purchase and less than one year from the date of the balance sheet. Long-term investments are those with maturities of more than one year from the date of the balance sheet.

The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2010 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of March 31, 2010, the Company believes that all impairments of investment securities are temporary in nature.

(g)
Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, at least annually in the fourth quarter or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value.

The first step ("Step 1") of impairment testing requires a comparison of each reporting unit's fair value to carrying value to identify potential impairment. The Company has only one reporting unit and one reportable segment. The reporting unit's fair value is compared to market capitalization as an assessment of the appropriateness of the fair value measurement. The second step ("Step 2") of impairment testing is necessary only if a reporting unit's carrying amount exceeds its fair value. Step 2 compares the implied fair value of the reporting unit goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit. The excess goodwill is recognized as an impairment loss.

Other intangible assets with definite lives are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value. The intangible impairment test is performed at the reporting unit level, and the Company is considered a single reporting unit for goodwill and intangible impairment testing purposes.

(h)
Fair Value of Financial Instruments

At March 31, 2010 and 2009, the carrying amounts of the Company's financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items.

(i)
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

At March 31, 2010, one client accounted for 20% of gross accounts receivable. At March 31, 2009, four clients accounted for 17%, 14%, 12% and 11% of gross accounts receivable. During the fiscal year ended March 31, 2010, sales to three clients accounted for 16%, 11%, and 10% of the Company's revenue.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

During the fiscal year ended March 31, 2009, three clients accounted for 19%, 13% and 10% of the Company's revenue.

(j)
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

(k)
Long-lived Assets

The Company reviews the carrying value of its long-lived assets or asset groups with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net cash flows directly associated with the asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value.

Long-lived assets to be disposed of by sale are reported at the lower of carrying value or fair value less cost to sell and depreciation is ceased. Long-lived assets to be disposed of other than by sale are considered to be held and used until disposal.

(l)
Internally-Developed Software

The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2010 and 2009, capitalized software development costs were approximately $1,419 and $1,372, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2010, 2009 and 2008, amortization of capitalized software development costs amounted to approximately $240, $275 and $326, respectively.

(m)
Income Taxes

Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions (see note 12).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

(n)
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

Revenue on time-and-material contracts is recognized as the services are performed and amounts are earned. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. For contracts with fees based on time-and-materials, the Company recognizes revenue over the period of performance.

Revenue from fixed price contracts is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement-related costs. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $3,971, $3,485 and $4,303 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenues and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to income as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $215, $166 and $172 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

(p)
Share-Based Compensation

The Company adopted the fair value recognition provisions using the modified prospective method. Accordingly, the statements of income for the fiscal years ended March 31, 2010, 2009 and 2008, include compensation costs related to newly granted share-based awards, as well as for those issued in prior years that vest after the adoption date. The compensation cost is determined by estimating the fair value at the grant date of the Company's common stock using the Black-Scholes option pricing model, and expensing the total compensation cost on a straight line basis (net of estimated forfeitures) over the requisite employee service period. The total share based compensation expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $3,377, $3,772 and $3,041, respectively, with $417, $588 and $661, respectively, of this amount included in the costs of revenue, and $2,960, $3,184 and $2,380, respectively, included in selling, general and administrative expenses.

The fair value of each stock option is estimated on the date of grant using the respective option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2010	2009	2008
Risk-free interest rate	2.75%	3.21%	4.02%
Expected term (in years)	6.10	6.09	6.25
Anticipated common stock volatility	54.75%	41.37%	43.8%
Expected dividend yield	—	—	—

The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. The Company's volatility assumption is based on the historical volatility rates of the common stock of its publicly held peers over periods commensurate with the expected term of each grant.

The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, the Company has elected to use the "simplified" method of determining the expected term or life of its share-based awards due to the Company's limited trading history.

As of March 31, 2010, there was $4,664 of total unrecognized compensation cost related to nonvested stock options granted under the Company's Amended and Restated 2000 Option Plan and the Company's 2007 Stock Option and Incentive Plan (see note 11 for a more complete description of these plans). That cost is expected to be recognized over a remaining weighted average period of 2.50 years.

In addition to the stock options described above, the Company established the 2005 Stock Appreciation Rights Plan, a stock appreciation rights (SARs) compensation plan during the fiscal year ended March 31, 2006 (see note 11 for a more complete description of this plan). Prior to the Company's IPO, SARs were required to be settled in cash under the terms of the plan. Thus, the Company determined the compensation cost and the future liability for these SARs by establishing the fair value of the SARs at the date of grant and remeasuring the fair value of the vested SARs at the close of each reporting period. Subsequent to the Company's IPO, the Company was required, under the terms of the plan to settle, and has settled, all exercised SARs in shares of the Company's common stock. Therefore, the SARs are now

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

equity classified and are no longer remeasured. The liability measured as of the IPO date was $1,382 and this amount was reclassified as a component of additional paid in capital during the fiscal year ended March 31, 2008. During the fiscal years ended March 31, 2010, 2009 and 2008, the Company recognized compensation expense in the amount of $104, $149 and $455, respectively, with $90, $122 and $391 of this amount included in costs of revenue, and $14, $27 and $64 in selling, general and administrative expenses.

(q)
Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables.

(r)
Unbilled Accounts Receivable

Unbilled accounts receivable represent revenue on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

(s)
Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board ("FASB") issued guidance to require more detailed disclosures about the fair value measurements of employers' plan assets including (a) investment policies and strategies; (b) major categories of plan assets; (c) information about valuation techniques and inputs to those techniques, including the fair value hierarchy classifications of the major categories of plan assets; (d) the effects of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets; and (e) significant concentrations of risk within plan assets. The disclosures are included in our fiscal year ending March 31, 2010 consolidated financial statements. This guidance did not impact our consolidated financial results.

Effective January 2009, the Company adopted new authoritative accounting guidance on business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. Such acquisitions will now be treated as business combinations, which will require transaction costs to be expensed as incurred, may generate gains or losses due to changes between the effective and closing dates of acquisitions, and will require possible recognition of goodwill given differences between the purchase price and fair value of assets received. The guidance further amends the initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance did not impact our consolidated financial results as our acquisitions were completed subsequent to the adoption of the guidance.

In April 2009, the FASB issued guidance where, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial results.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB issued guidance that applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity's management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial results.

In April 2009, the FASB issued guidance to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods ended after June 15, 2009 with early adoption permitted for periods ended after March 15, 2009. We adopted this guidance for our quarter ended June 30, 2009, and it did not have a material impact on our consolidated financial results.

Effective April 1, 2009, we adopted guidance where unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. The adoption of this guidance did not have a material impact on our consolidated financial results.

In June 2009, the FASB issued The FASB Accounting Standards Codification (the "Codification"). The Codification does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. Under the Codification, there will be a single source of authoritative U.S. GAAP for nongovernmental entities and this will supersede all other previously issued non-SEC accounting and reporting guidance. The Codification is effective for financial statement periods ended after September 15, 2009. We adopted this guidance for our quarter ended September 30, 2009. The adoption of the Codification did not have a material effect on our financial condition or consolidated financial results.

In January 2010, the FASB issued new guidance requiring supplemental fair value disclosures and providing several clarifications regarding existing disclosure requirements. Specifically, the new guidance requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, the new standard requires a gross presentation of the Level 3 rollforward, stating separately information about purchases, sales, issuances, and settlements. The new guidance also provides clarification regarding the appropriate level of disaggregation of assets and liabilities for the purpose of fair value disclosures as well as the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. The adoption of this new guidance did not have a material impact on the Company's consolidated financial results. See note 6 for further details.

(t)
Reclassifications

Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2010 presentation.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(3)   Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs, unvested restricted stock and warrants, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Fiscal Year Ended March 31,
	2010	2009	2008
Numerators:
Net income available to common stockholders	$12,129	$12,057	$17,771
Denominators:
Weighted average common shares outstanding	23,153,973	22,763,759	21,368,470
Dilutive effect of employee stock options and warrants	828,916	1,275,473	1,828,021
Dilutive effect of stock appreciation rights	49,786	97,484	86,172

Weighted average shares—Diluted	24,032,675	24,136,716	23,282,663

Net income per share—Basic	$0.52	$0.53	$0.83

Net income per share—Diluted	$0.50	$0.50	$0.76

During the fiscal years ended March 31, 2010, 2009, and 2008, options to purchase 1,227,316, 1,177,861 and 257,386 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4)   Acquisitions

On November 4, 2009, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with InSource Holdings, Inc., a Connecticut corporation ("InSource") and its shareholders, to acquire all of the issued and outstanding stock of InSource and each of its subsidiaries (the "InSource Acquisition"). The Company also completed the InSource Acquisition on November 4, 2009, and InSource is now a wholly-owned subsidiary of the Company. InSource is a privately-held technology consulting firm with domain expertise in the insurance and healthcare industries. The InSource Acquisition was consummated to expand Virtusa's service offerings in the insurance and health care industries.

The InSource Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Stock Purchase Agreement, the purchase price for the InSource Acquisition was $7,250 in cash, subject to post-closing adjustments. Ten percent (10%) or $725, of the purchase price was subject to a hold back by the Company for a period of 12 months as security for the sellers' indemnification obligations under the Stock Purchase Agreement. This amount is included in short term restricted cash as of March 31, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $500 in earn-out consideration based on InSource's calendar year and fourth quarter 2009 revenue and operating margin targets. The Company determined the fair value of the contingent consideration as part of the InSource Acquisition based on the probability of InSource attaining the specified performance targets and assigned

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

a fair value of $450 to the purchase price. As of December 31, 2009, the Company determined that InSource met 100% of the performance targets resulting in an increase in fair value of the contingent consideration to $500. The change in fair value of $50 was recorded to selling, general and administration expenses in the fiscal year ended March 31, 2010. The earn-out consideration was paid as of March 31, 2010.

The purchase price is also subject to an adjustment that would reimburse the InSource shareholders if the shareholders' tax burden from a specified tax election made by the Company exceeds $120. The Company estimated the fair value of the purchase price adjustment upon the InSource Acquisition at $208. There was no change in the fair value at March 31, 2010 and December 31, 2009. The fair value of the purchase price adjustment of $208 is provisional pending receipt of the final shareholder's tax burden.

In connection with the InSource Acquisition, the Company offered employment to all of InSource's employees, including an employment agreement with the founder/president with respect to his continued employment as InSource's president. The Company also established a performance-based cash bonus plan for certain employees of InSource based on the achievement of specified revenue and operating margin targets and a retention based plan for the founder. The cash bonus plan and retention based plan is contingent on continued employment for the founder/president and certain employees as well as certain revenue and operating income targets. The cash bonus plan and retention based plan will be accrued over the period ending March 31, 2012 when it is deemed probable that the earnings targets will be attained.

The goodwill of $3,824 arising from the InSource Acquisition consists largely of the synergies and expansion of the Company's service offerings in the insurance and health care industries expected from combining the operations of the Company and InSource. For the fiscal year ended March 31, 2010, InSource revenue included in the Company's consolidated statements of income was $3,915. Net income from InSource was not material during the fiscal year ended March 31, 2010.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

The following table presents the allocation of the purchase price for Insource:

Amount
Consideration Transferred:
Cash paid at closing	$6,525
Holdback of 10%	725
Fair value of contingent consideration	450
Fair value of purchase price adjustment	208

Fair value of consideration transferred	$7,908

Less cash acquired	(388)

Total purchase price, net of cash acquired	7,520
Acquisition-related costs	$300

Purchase Price Allocation
Cash and cash equivalents	$388
Accounts receivable	1,604
Other current assets	53
Property and equipment	259
Customer relationship and trademark	2,100
Other current liabilities	(320)
Goodwill	3,824

Total purchase price	7,908
Less cash acquired	(388)

Total purchase price, net of cash acquired	$7,520

The InSource Acquisition related costs are recorded to selling, general and administrative expenses.

On February 1, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with ConVista Consulting LLC, a privately held Virginia limited liability corporation, ("ConVista"), to acquire all of the assets of ConVista ("ConVista Acquisition"). The Company also completed the ConVista Acquisition on February 1, 2010.

The ConVista Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Asset Purchase Agreement, the purchase price for the ConVista Acquisition was $24,846 in cash, subject to post-closing adjustments. Ten percent (10%) or $2,500, of the purchase price was subject to a hold back by the Company for a period of 12 months as security for the sellers' indemnification obligations under the Asset Purchase Agreement. This amount is included in short term restricted cash as of March 31, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $2,000 in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The Company determined the fair value of the contingent consideration upon ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1,620 to the purchase price. As of March 31, 2010, the present value of the contingent consideration is $1,664. The change in the present value of $44 was recorded to selling general and administration expenses during the fiscal year ended March 31, 2010.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

In connection with the ConVista Acquisition, the Company offered employment to substantially all of ConVista's employees, including certain key employees and two founders. As per the Asset Purchase Agreement, the Company agreed to provide cash sign-on bonuses for the employees of ConVista who accepted the employment with the Company. The Company also established a retention-based cash bonus plan for the former employees and founders of ConVista who joined the Company. In addition, the Company also established a variable cash bonus plan for the founders of ConVista, who joined the Company, based on the achievement of specified revenue and operating margin targets. The cash bonus plan and retention based plan will be accrued over the period ending March 31, 2012 when it is deemed probable that the earnings targets will be attained.

The goodwill of $15,266 arising from the ConVista Acquisition consists largely of the synergies and expansion of the Company's service offerings related to or involving in the enterprise resource planning application services expected from combining the operations of the Company and ConVista. For the fiscal year ended March 31, 2010, ConVista revenue included in the Company's consolidated statements of income was $3,316. Net income from ConVista was not material during the fiscal year ended March 31, 2010.

The following table presents the allocation of the purchase price for ConVista :

Amount
Consideration Transferred:
Cash paid at closing	$22,346
Holdback of 10%	2,500
Fair value of contingent consideration	1,620

Fair value of the consideration transferred	$26,466

Acquisition-related costs	$254

Purchase Price Allocation:
Customer relationships	$8,700
Partner relationships	700
Backlog	1,800
Goodwill	15,266

Total purchase price	$26,466

The ConVista Acquisition related costs are recorded to selling, general and administrative expenses.

The following unaudited, pro forma information assumes the InSource Acquisition and ConVista Acquisition occurred at the beginning of the periods presented. The proforma results of the acquisitions were combined as the InSource Acquisition was not material to the consolidated financial results.

	Year Ended March 31,
	2010	2009
	(Unaudited)
Revenue	$186,140	$198,261
Net income	$14,369	$15,841

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

Intangible Assets

The following are details of the Company's intangible asset carrying amounts acquired as a result of InSource and ConVista acquisitions at March 31, 2010 and amortization for the fiscal year ended March 31, 2010:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$278	$10,422
Partner relationships	6.0	700	19	681
Trademark	2.0	100	20	80
Backlog	1.0	1,800	286	1,514

	6.9	$13,300	$603	$12,697

The components included in the gross carrying amounts as of March 31, 2010 reflect the InSource Acquisition on November 4, 2009, and ConVista Acquisition on February 1, 2010. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

The estimated expense related to the purchased intangible assets as of March 31, 2010 is as follows:

Amount
2011	$3,030
2012	1,500
2013	1,466
2014	1,466
2015	1,466
Thereafter	3,769

Total	12,697

Goodwill:

The Company has one reportable segment at March 31, 2010. The following are details of the changes in goodwill balance at March 31, 2010:

Amount
Balance at April 1, 2009	$—
Goodwill arising from InSource and ConVista Acquisitions	19,090

Balance at March 31, 2010	$19,090

The goodwill balance is expected to be deductible for tax purposes.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2010, and determined that the estimated fair value of our reporting unit exceeded its carrying value and therefore goodwill was not impaired. The estimated fair value of goodwill exceeded the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

carrying book value by 21%. The Company will continue to complete goodwill impairment analysis at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

(5)   Investment Securities

At March 31, 2010, all of the Company's investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 6).

The following is a summary of investment securities at March 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,663	$68	$—	$6,731
Non-current	14,372	73	(14)	14,431
Auction-rate securities:
Non-current	900	—	(30)	870
Agency bonds:
Current	7,619	30	—	7,649
Non-current	7,200	12	—	7,212
Municipal bonds:
Current	1,210	4	—	1,214
Non-current	1,805	—	(9)	1,796

Total available-for-sale securities	39,769	187	(53)	39,903
Other Investments
Certificate of Deposits (current)	5,773	—	—	5,773
Trading securities:
Auction-rate securities (current)	5,501	952	—	6,453

Total investments	$51,043	$1,139	$(53)	$52,129

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2010 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and March 31, 2009:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2010:
Corporate bonds	$5,378	$(14)
Treasuries & Agencies	1,000	—
Municipal bonds	1,796	(9)

Total	$8,174	$(23)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2010:
Auction-rate securities	$870	$(30)

Total	$870	$(30)

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2009:
Corporate bonds	$5,253	$(70)
Medium and short-term notes	700	(2)
Euro dollar bonds	1,491	(10)

Total	$7,444	$(82)

Greater than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2009:
Corporate bonds	$3,287	$(79)
Auction-rate securities	904	(96)
Treasury coupons	2,154	(15)

Total	$6,345	$(190)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

As on March 31, 2010, there was no investment security owned by the company for which the fair value was less than the carrying value for a period greater than 12 months.

Available-for-sale, trading securities and other investments by contractual maturity were as follows:

March 31, 2010
Due in one year or less	$27,820
Due after 1 year through 5 years	24,309

Total	$52,129

The Company previously invested in auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, the Company reclassified its investment in auction-rate securities from short-term investments to long-term investments, reflecting the fact that the Company's auction-rate securities had underlying final maturities of greater than one year and the Company's intent and ability to hold the securities beyond one year. These investments were recorded at fair value at March 31, 2010 and 2009, respectively.

In November 2008, the Company entered into an agreement (the "Agreement") with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right (the "Put Option") to sell these auction-rate securities back to the investment firm at par, at the Company's sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company's behalf at par any time after the execution of the Agreement through July 2, 2012. The Company elected to measure the Put Option under the fair value option, and recorded income of $1,174, and recorded a corresponding long term asset. As a result of accepting the Agreement, the Company recognized an other-than-temporary impairment loss of $1,174 on the related auction-rate security investments. Simultaneously, the Company transferred these auction-rate securities from available-for-sale to trading investment securities. The recording of the Put Option and the recognition of the other-than-temporary impairment loss did not impact the consolidated statement of operations for the fiscal years ended March 31, 2009 and 2010 as the impact was offsetting. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction-rate securities with no material net impact to the consolidated statement of income.

During the fiscal years ended March 31, 2010 and 2009, the Company recorded net realized gains on investments of $46 and $18 on sales of marketable securities, respectively.

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

An entity is allowed to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. In the fiscal year ended March 31, 2009, the Company elected the fair value option to account for the Put Option (as defined and described in note 5 above) related to certain of the Company's auction-rate securities.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$1,382	$—	$—	$1,382
Investments:
Available-for-sales securities—current	15,594	—	—	15,594
Available-for-sales securities—non-current	23,439	—	870	24,309
Trading securities—current	—	—	6,453	6,453
Other Investments—Fixed Deposits—Current	5,773	—	—	5,773
Foreign currency derivative contracts	—	2,993	—	2,993
Other current assets:
Put option	—	—	222	222

Total assets	$46,188	$2,993	$7,545	$56,726
Liabilities:
Contingent consideration	$—	$—	$1,664	$1,664

Total liabilities	$—	$—	$1,664	$1,664

The Company's investments in auction-rate securities and the related Put Option (as defined and described in note 5) are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities and related Put Option were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs:

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

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as short and long-term investments, reflecting the fact that the Company's auction-rate securities have underlying final maturities of greater than one year and based on the Company's intent and ability to sell the securities within one year. These investments were recorded at fair value at March 31, 2010 and 2009.

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets as of March 31, 2010:

Level 3 Assets
Balance at April 1, 2009	$7,579
Auction-rate securities redeemed at par value	(100)
Total unrealized gains (losses):
Included in earnings, net	—
Included in accumulated other comprehensive income	66

Balance at March 31, 2010	$7,545

During the fiscal year ended March 31, 2010, the Company recognized unrealized gains on certain auction-rate securities, which were fully offset by the unrealized loss on the Put Option.

The Company determines the fair value of the contingent consideration related to the ConVista acquisition based on the probability of ConVista attaining certain revenue and operating margin targets for the fiscal year ending March 31, 2011 using an appropriate discount rate to present value the liability. The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of March 31, 2010:

Level 3 Liabilities
Balance at April 1, 2009	$—
Contingent consideration for the ConVista acquisition	1,664

Balance at March 31, 2010	$1,664

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7)   Property and Equipment

Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2010	2009
Computer and other equipment	3 - 5	$18,916	$16,435
Furniture and fixtures	7	2,840	2,278
Vehicles	4	153	149
Software	3	8,347	4,726
Leasehold improvements	Lesser of estimated useful life or lease term	2,182	1,926
Buildings	15 - 30	5,799	4,267
Land		441	390
Capital work-in-progress		8,655	6,924

		47,333	37,095
Less—accumulated depreciation and amortization		22,808	17,415

		$24,525	$19,680

Depreciation and amortization expense for the fiscal years ended March 31, 2010, 2009 and 2008 was $4,683, $4,406 and $3,923, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2010 were $3,056 and $61, respectively. The capital lease at March 31, 2009 was not material.

(8)   Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	March 31, 2010	March 31, 2009
Accrued taxes	$1,524	$1,082
Accrued professional fees	1,576	1,633
Acquisition related liabilities(1)	5,097	—
Capital lease liability, short term	2,115	—
Accrued miscellaneous	3,263	4,632

Total	$13,575	$7,347

(1)
Consists of $3,225 of holdback, $1,664 of contingent earn-out consideration and $208 of purchase price adjustment.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(9)   Debt

On July 31, 2009, the Company entered into a new $3,000 credit agreement with RBS Citizens, N.A. ("RBS") and J.P. Morgan Chase Bank, N.A. ("JPM") which expires on July 31, 2010. The primary purpose of the new credit agreement is to support the Company's foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. In connection with the execution of the new credit facility, the Company terminated its prior $3,000 amended and restated line of credit agreement. Advances under the new credit facility accrue interest at an annual rate equal to LIBOR plus 250 basis points or Prime Rate plus 250 basis points.

Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2010, $15,474 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the current fiscal year. No amounts were due as of March 31, 2010, but the Company may elect to utilize this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

The Company has no letter of credit outstanding at March 31, 2010. At March 31, 2009 the Company had a $300 outstanding letter of credit to collateralize the office lease in Westborough, MA.

(10) Treasury Stock

In July 2008, the Company adopted a stock repurchase program for the purchase of up to $15,000 of shares of the Company's outstanding common stock which expired on July 28, 2009. On August 5, 2009, the Company's board of directors approved a new stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company's outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the fiscal year ended March 31, 2010, the Company did not purchase any shares of its common stock under this program.

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan"), was adopted in the fiscal year ended March 31, 2001 under which shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 3,281,149 as of March 31, 2010. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

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

The Company has 70,333 stock options outstanding at a weighted average exercise price of $6.89 and a weighted average contractual term of 4.48 years to equity compensation plans not approved by security holders. During fiscal year ended March 31, 2010, 388,626 stock options were exercised at a weighted

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

average exercise price of $2.38. The following tables summarize stock option and restricted stock award activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2010, 2009 and 2008:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at March 31, 2007	2,342,402	$3.82
Granted	464,524	13.88
Exercised	(166,979)	2.86
Forfeited	(88,190)	5.93

Outstanding at March 31, 2008	2,551,757	5.64
Granted	613,504	8.52
Exercised	(491,489)	2.54
Forfeited	(324,291)	8.06

Outstanding at March 31, 2009	2,349,481	6.71

Granted	546,084	8.83
Exercised	(309,783)	3.01
Forfeited	(98,461)	10.60

Outstanding at March 31, 2010	2,487,321	$7.48

	Restricted Stock Activity
	Number of Restricted Stock Awards	Weighted Average Issuance Price
Outstanding at March 31, 2008	—	$—
Awarded	628,860	7.86
Released	(98,861)	9.36
Forfeited	(49,119)	7.53

Outstanding at March 31, 2009	480,880	7.59
Awarded	71,497	9.55
Released	(103,048)	8.84
Forfeited	(40,440)	8.21

Outstanding at March 31, 2010	408,889	$7.56

The following table summarizes options exercisable and shares available for future grant under the 2000 Plan and 2007 Plan at March 31, 2010:

March 31, 2010
Options exercisable	1,501,578
Shares available for future grant	527,957

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

The aggregate intrinsic value and weighted average remaining contractual life of stock options outstanding at March 31, 2010 was approximately $8,282 and 6.68 years, respectively. The aggregate intrinsic value, weighted average remaining contractual life and weighted average exercise price of stock options exercisable at March 31, 2010 were $6,773, 5.38 years and $6.17, respectively. The aggregate intrinsic value of options vested during the fiscal year ended March 31, 2010 was $7,747. The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2010, 2009 and 2008 was $1,832, $1,572 and $1,536, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2010, 2009 and 2008 was $8.83, $8.52 and $13.88, respectively. During the fiscal year ended March 31, 2010, the Company realized $206 of income tax benefit from the exercise of stock options as a windfall credit.

The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2010, 2009 and 2008 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price
Outstanding at March 31, 2007	196,241	$4.04
Granted	—	—
Exercised	(22,466)	2.68
Forfeited or expired	(22,501)	4.58

Outstanding at March 31, 2008	151,274	4.12
Granted	—	—
Exercised	(15,945)	3.32
Forfeited or expired	(22,443)	4.71

Outstanding at March 31, 2009	112,886	4.11

Granted	—	—
Exercised	(19,733)	3.67
Forfeited or expired	(11,945)	5.76

Outstanding at March 31, 2010	81,208	$3.98

SARs exercisable and available for future grant at March 31, 2010:

March 31, 2010
SARs exercisable	66,541
SARs available for future grant	—

The aggregate intrinsic value and weighted average remaining contractual life of outstanding SARs were approximately $514 and 4.12 years at March 31, 2010. The aggregate intrinsic value and weighted average remaining contractual life of the exercisable SARs at March 31, 2010 were approximately $424 and 3.65 years, respectively. The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2010 and 2009 was $103 and $80, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

There were no SARs granted during the fiscal years ended March 31, 2010, 2009 and 2008.

(12) Income Taxes

The income (loss) before income tax expense (benefit) shown below is based on the geographic location to which such income (loss) is attributed for each of the fiscal years ended March 31, 2010, 2009 and 2008:

	Year Ended March 31,
	2010	2009	2008
United States	$1,014	$(2,538)	$7,878
Foreign	11,935	15,404	14,750

Total	$12,949	$12,866	$22,628

The provision for income taxes for each of the fiscal years ended March 31, 2010, 2009 and 2008 consisted of the following:

	Year Ended March 31,
	2010	2009	2008
Current provision:
Federal	$804	$388	$1,538
State	130	(14)	863
Foreign	1,315	1,764	2,065

Total current provision	$2,249	$2,138	$4,466

Deferred (benefit) provision:
Federal	$(223)	$(290)	$1,587
State	(21)	(23)	(81)
Foreign	(1,185)	(1,016)	(1,115)

Total deferred (benefit) provision	$(1,429)	$(1,329)	$391

Total provision for income taxes	$820	$809	$4,857

The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2010	2009	2008
Statutory tax rate	34.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S federal income tax effects	1.2	(0.5)	2.1
Benefit from foreign subsidiaries' tax holidays	(25.9)	(34.6)	(17.7)
Permanent items	2.1	6.2	3.6
Other adjustments	(5.1)	1.2	(0.5)

Effective income tax rate	6.3%	6.3%	21.5%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

Deferred tax assets (liabilities) as of March 31, 2010 and 2009 were as follows:

	March 31,
	2010	2009
Deferred revenue	$97	$280
Bad debt reserve	34	283
Depreciation	60	274
Tax credit carry forwards	2,888	1,706
Accrued expenses and reserves	1,619	1,047
Compensation expense	2,293	2,091
Intangibles and goodwill	286	—
Unrealized losses	(872)	3,498

Total deferred tax assets	$6,405	$9,179
Unrealized gains	(193)	(145)

Total deferred tax liabilities	(193)	(145)

Net deferred tax assets/liabilities	$6,212	$9,034

For the fiscal year ended March 31, 2010, the Company recorded short term deferred tax liabilities of $180 which is included in accrued liabilities and long term deferred tax liabilities of $13, which is included in long term liabilities.

The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

During the fiscal year ended March 31, 2010, the Company recorded $4,664 of net income tax expense directly in Other Comprehensive Income related to the unrealized gain/loss on available for sale securities, and the unrealized gain/loss on effective cash flow hedges and the foreign currency gain on certain long term intercompany balances. During the fiscal year ended March 31, 2010, the Company recognized $206 of net income tax benefit directly in Additional Paid in Capital related to net excess tax benefits of share-based compensation.

The Company's Indian subsidiaries are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park, or STP, which they operate. The Indian subsidiaries currently operate two STPs, one in Chennai and one in Hyderabad. The STPI holiday for the Hyderabad unit expired on March 31, 2010 and the STPI holiday for Chennai is set to expire on March 2011. When the holiday ends the taxable profit is taxed at the full statutory rate, currently 33.22%. The Company has operating loss carry forwards of $150 in India which will expire on March 31, 2015. The Company also has $48 of tax credits in Sri Lanka which will expire at various dates up to March 31, 2014. At March 31, 2010, the Indian subsidiaries have an Indian Minimum Alternative Tax (MAT) credit carry forward of $2,840, which is

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

available to reduce certain future Indian income tax liabilities, and which expires at various dates through 2017. The Indian subsidiaries also operate two development centers in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and is building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year March 2009. The Company has not yet claimed any SEZ co-developer income tax benefits. In addition, the Company has leased facilities in an SEZ designated location in Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal 2010.

In addition, the Company's Sri Lankan subsidiary was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated multiple extensions and new agreements to the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that the Company meet certain new job creation and investment criteria in Sri Lanka. The current agreement provides income tax exemption for all business income.

The effect of the India and Sri Lanka income tax holidays was to reduce the overall tax provision and increase both net income and diluted net income per share in the fiscal years ended March 31, 2010, 2009 and 2008 by $3,359, $4,505 and $3,949, respectively, and by $0.14, $0.19 and $0.17, respectively. The India STP holiday, which is set to expire on March 31, 2011 for Chennai STPI and expired on March 31, 2010 for Hyderabad STPI, increased net income and diluted net income per share in the fiscal years ended March 31, 2010, 2009 and 2008 by $1,564, $3,301 and $2,834 and by $0.07, $0.14 and $0.12, respectively.

The Company intends to indefinitely reinvest all of its foreign earnings outside of the United States. The Company did not provide for incremental U.S. income taxes for approximately $60,444 of unremitted earnings of international subsidiaries as of March 31, 2010. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

Due to the geographical scope of our operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact the Company's operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements. The Company's major taxing jurisdictions include the United States, United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all fiscal years ended after March 31, 2004. In the foreign jurisdictions the Company generally remains subject to examination for years ended after March 31, 2005.

The total amount of unrecognized tax benefits would reduce income tax expense and the effective income tax rate, if recognized, are $1,015, $680 and $756 as of March 31, 2010, 2009 and 2008, respectively. The Company expects a reduction of $66 in the unrecognized tax benefit relating to expense deducted in the U.K. in prior years, in the next twelve months due to the lapse of the applicable statute of limitation.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2010	2009	2008
Balance as of beginning of the year	$680	$756	$1,260
Foreign currency translation related to prior year tax positions	(9)	(115)	43
Decreases related to prior year tax positions due to lapse in applicable statute of limitations	(13)	—	51
Increases related to prior year tax positions	357	39	(598)

Balance as of end of the year	1,015	680	$756

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued for interest and penalties relating to certain tax matters in India at March 31, 2010 and March 31, 2009 were $222 and $213, respectively. The amount of interest and penalties expensed in 2010, 2009 and 2008 were not material. The total accrued interest and penalties relating to certain tax matters in the United States at March 31, 2010 and March 31, 2009 were $86 and $73, respectively. At March 31, 2010 and March 31, 2009, the Company had $0 and $6 respectively accrued for interest and penalties relating to certain tax matters in the United Kingdom.

Currently, the Company is under income tax examination in India. The Indian taxing authorities issued an assessment order with respect to their examination of the tax returns for the fiscal years ended March 31, 2004 and 2005 of the Company's Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. The Company is contesting the assessment and has filed appeals with both the appropriate Indian tax authorities and the U.S. Competent Authority. As of March 31, 2010, the Company accrued $439 related to this matter.

(13) Post-retirement Benefits

The Company has noncontributory defined benefit plans (the Benefit Plans) covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Cost of pension plans

	Year Ended March 31,
	2010	2009	2008
Components of net periodic pension expense
Expected return on plan assets	$(102)	$(90)	$(36)
Service costs for benefits earned	329	338	232
Interest cost on projected benefit obligation	110	88	61
Recognized net actuarial loss	38	26	12

Net periodic pension expense	$375	$362	$269

Actuarial assumptions

Year Ended March 31,
	2010	2009	2008
Discount rate	6.75% - 12.50%	6.75% - 15.75%	8.0% - 15.0%
Compensation increases (annual)	5.50% - 7.50%	5.50% - 10.00%	6.5% - 12.0%
Expected return on assets	8.50% - 14.00%	8.50% - 10.00%	8.0% - 8.5%

The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2010 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

During the fiscal year ended March 31, 2010, the Company corrected immaterial errors of $129, associated with its Sri Lanka government mandated defined benefit plan which occurred over the period since the inception of the plan. This adjustment impacted accrued employee compensation and benefits, deferred tax assets, selling general and administrative expenses and income tax expense.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Accumulated benefit obligation and projected benefit obligation

	March 31,
	2010	2009
Accumulated benefit obligation	$1,011	$935

Projected benefit obligation:
Balance at April 1,	$968	$973
Service cost	329	338
Interest cost	110	88
Actuarial gain (loss)	38	(50)
Benefits paid	(265)	(204)
Other adjustments	129	—
Exchange rate adjustments	95	(177)

Balance at March 31,	$1,404	$968

Fair value of plan assets

March 31, 2010
Balance at April 1, 2009	$966
Employer contributions	409
Actual gain on plan assets	82
Benefits paid	(265)
Exchange rate adjustments	92

Balance at March 31, 2010	$1,284

Fair value of the plan assets and projected benefit obligation are recorded on the consolidated balance sheets as of March 31, 2010 and March 31, 2009.

Plan asset allocation

	March 31, 2010
	Target Allocation	Actual Allocation
Government securities	60–70%	64%
Corporate debt	20–30%	28%
Other	1–10%	8%

The Company's plan assets are being managed by the respective insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Plan Assets

The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
As of March 31, 2010
Government Bonds(1)	$821	$—	$821
Corporate Bonds(2)	356	—	356
Equity Shares and Others(3)	107	38	69

	$1,284	$38	$1,246

As on March 31, 2009
Government Bonds(1)	$720	$—	$720
Corporate Bonds(2)	177	—	177
Equity Shares and Others(3)	69	21	48

	$966	$21	$945

(1)
This category comprises government fixed income investments with investments in India and Sri Lanka.

(2)
This category represents investment in bonds and debentures from diverse industries.

(3)
This category represents equity shares, money market investments and other investments.

The fair values of the government bonds are measured based on market quotes. Corporate bonds and other bonds are valued based on market quotes as of the balance sheet date. Equity share funds are valued at their market prices as of the balance sheet date. Money market funds are valued at their market price.

The Company's pension plan assets invested in India are guaranteed a minimum return of 6% per annum.

Pension liability

	March 31,
	2010	2009
PBO	$1,404	$968
Fair value of plan assets	1,284	966

Funded status recognized	$120	$2
Amount recorded in accumulated other comprehensive income	$376	$202

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2011 is $51. The Company expects to contribute $288 to its gratuity plans during the fiscal year ending March 31, 2011.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

The pretax amounts of prior service cost recognized in Accumulated Other Comprehensive income consists of:

	March 31,
	2010	2009	2008
Prior service cost (credit),	$—	$(31)	$—
Net amortization gain (loss)	—	(13)	—

Total	$—	$(44)	$—

Estimated future benefits payments

Fiscal year ending March 31:
2011	$275
2012	308
2013	393
2014	468
2015	518
2016 - 2020	$3,030

(14) 401(k) Plan

The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the 401(k) Plan on a pre-tax and/or Roth basis. The 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. The Company accounts for these matching contributions on an accrual basis. At March 31, 2010 and 2009, the Company accrued $204 and $187 for the employer match, respectively. The 401(k) Plan may be amended at the direction of the Board to discontinue the safe harbor match program at any time.

The Company's subsidiary, InSource, continues to sponsor a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the 401(k) Plan on a pre-tax basis. The 401(k) Plan currently offers a feature that provides Company matching contributions for certain employee contributions. The Company deposits this employer match as employees make contributions into the Plan. At March 31, 2010, the Company accrued $14 for the employer match.

(15) Related Party Transactions

During the fiscal year ended March 31, 2010, there were no related party transactions. During the fiscal years ended March 31, 2009 and 2008, the Company purchased approximately $7, and $387, respectively, in services from Lotus Travel Services. The managing director of Lotus Travel Services is a relative of an executive officer of the Company.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(16) Commitments, Contingencies and Guarantees

The Company leases office space under operating leases, which expire at various dates through the year 2018. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum lease payments under non-cancelable leases for the five year succeeding March 31, 2010 and thereafter are:

	Operating Leases	Capital Lease
Fiscal year ending March 31:
2011	$3,499	$2,196
2012	2,767	1,098
2013	1,809	—
2014	612	—
2015	436	—
2016 and thereafter	1,389	—

Total minimum lease payments	$10,512	$3,294

Less: amount representing interest		238

Present value of future lease payments		$3,056
Less: current portion		2,115

Long term capital lease obligation		$941

Total rental expense for operating leases was approximately $4,206, $4,706 and $5,957 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. Total amortization expenses for the assets bought under capital leases were $61 for the fiscal year ending March 31, 2010. Amortization expenses for assets bought under capital leases for the fiscal year ended March 31, 2009 and 2008 were not material.

The Company acquired a software license under a capital lease agreement during the fiscal year ended March 31, 2010. Estimated useful life of the asset acquired is 6 years. The Company expect to pay $3,056 as principal payment in this lease.

The Company continues to construct a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India which includes planned construction of approximately 325,000 square feet, over the next two fiscal years at a total estimated cost of $27,522, of which $15,830 was spent as of March 31, 2010. As of March 31, 2010, the Company had outstanding fixed capital commitments of $4,829, net of advances, related to this facility construction.

The Company has deposits under lien of $52 against a bank guarantee issued by a bank in favor of Andhra Pradesh Industrial Infrastructure Corporation Limited which would be forfeited if the Company fails to meet certain hiring criteria with established timelines at its Hyderabad facility.

The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(16) Commitments, Contingencies and Guarantees (Continued)

Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2010.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2010.

The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse affect on its consolidated financial statements.

(17) Derivative Financial Instruments and Trading Activities

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 24 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "U.K. Revenue and Cost Program" involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The Balance Sheet Program and the U.K. Revenue and Cost Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in Consolidated Statement of Income and are included in foreign exchange gains (losses).

Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings. During the year ended March 31, 2010 and 2009, the Company recognized $0 and $122 that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring.

Changes in the fair value for all other derivative contracts and the ineffective portion of cash flow hedges, if any, are recognized in the same line item as the underlying exposure being hedged. The Company values

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities (Continued)

its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company's derivatives.

The Company also uses derivatives not designated as hedging instruments to hedge intercompany balances and certain other revenue and expenses denominated in currencies other than the functional currency. Changes in the fair value of these derivatives purchased under the Balance Sheet Program or the U.K. Revenue and Cost Program are recognized in the consolidated statement of income and are included in foreign exchange gains (losses).

The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $43,173 and $57,603, as of March 31, 2010 and March 31, 2009, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $2,416 as of March 31, 2010. At March 31, 2010, the maximum outstanding term of any derivative instrument was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2010 and March 31, 2009:

Derivatives designated as hedging instruments

	March 31, 2010	March 31, 2009
Foreign currency exchange contracts:
Other current assets	$2,402	$388
Other long-term assets	$591	$153
Foreign currency derivative contracts, current portion	$—	$(7,614)
Long-term liabilities	$—	$(1,520)
Derivatives not designated as hedging instruments
Foreign currency exchange contracts:
Other current assets	$—	$44
Foreign currency derivative contracts, current portion	$—	$(167)

The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2010	March 31, 2009
Foreign currency exchange contracts	$7,168	$(13,014)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities (Continued)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2010	March 31, 2009
Costs of revenue	$(2,860)	$(4,027)
Operating expenses	$(1,558)	$(1,892)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2010	March 31, 2009
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$40	$1,224
	Revenue	$(273)	$1,558
	Costs of revenue	$87	$(497)
	Selling, general and administrative expenses	$46	$(36)

(18) Business Segment Information

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") on deciding on how to allocate resources and in assessing performance. The Company's CODM is considered to be the Company's chief executive officer ("CEO"). The CEO reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

Geographic information:

Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2010	2009	2008
Customer revenue:
North America	$121,727	$124,582	$113,447
Europe	39,322	44,368	51,125
Other	3,316	3,992	626

Consolidated revenue	$164,365	$172,942	$165,198

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Business Segment Information (Continued)

	March 31,
	2010	2009
Long-lived assets, net of accumulated depreciation and amortization:
North America	$14,332	$1,376
India	20,784	15,636
Sri Lanka	2,005	2,649
Europe	101	19

Consolidated long-lived assets, net	$37,222	$19,680

(19) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Revenue	$47,808	$41,692	$37,497	$37,368	$41,437	$44,940	$44,022	$42,543
Costs of revenue	28,413	23,744	21,114	20,871	23,402	25,286	28,344	28,068

Gross profit	19,395	17,948	16,383	16,497	18,035	19,654	15,678	14,475
Operating expenses	16,173	14,549	13,206	13,401	14,132	14,279	14,989	14,464

Income from operations	3,222	3,399	3,177	3,096	3,903	5,375	689	11
Other income (expense)	(93)	105	171	(127)	277	2,030	(199)	780

Income before income tax expense (benefit)	3,129	3,504	3,348	2,969	4,180	7,405	490	791
Income tax expense (benefit)	(454)	572	362	340	562	1,107	(806)	(54)

Net income	$3,583	$2,932	$2,986	$2,629	$3,618	$6,298	$1,296	$845

Net income per share—Basic	$0.15	$0.13	$0.13	$0.11	$0.16	$0.28	$0.06	$0.04
Net income per share—Diluted	$0.15	$0.12	$0.12	$0.11	$0.15	$0.27	$0.05	$0.03

(20) Subsequent Events

On April 1, 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,856 (approximately $2,812) and will expire on various dates during the period ending June 30, 2010. The weighted average U.K. pound sterling rate associated with these contracts is approximately $1.52.

On May 21 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound settling. The U.S dollar contracts have an aggregate notional amount of approximately 244,860 Indian rupees (approximately $5,141) and an average settlement rate of 47.63 Indian rupees. The U.K. Pound sterling contracts have an aggregate notional amount of approximately 251,143 Indian rupees (approximately £ 3,688) and have an average settlement rate of 68.09 Indian rupees. These contracts will expire at various dates during the period ending on March 31, 2012. The Company has the obligation to settle these contracts based upon the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Subsequent Events (Continued)

Reserve Bank of India published Indian Rupee exchange rates. Based on the U.S. dollar to U.K. Pound sterling spot rate on May 21 of $ 1.44, the blended weighted average India rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 47.54 Indian rupees. Such blended weighted average Indian rupee rate is subject to change, to the extent of any appreciation or depreciation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, our management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2010.

Item 11.    Executive Compensation.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2010.

Item 14.    Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

Under date of May 26, 2010, we reported on the consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2010, which are contained in the Company's March 31, 2010 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
May 26, 2010

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2010, 2009, and 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2008	$420	$440	$(207)	$653
Year ended March 31, 2009	$653	$533	$(145)	$1,041
Year ended March 31, 2010	$1,041	$261	$(602)	$700

3.     Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1	Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference)
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
10.2
Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).
10.3+
Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.4+
2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.5†
Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.6
Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.7†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.8+
Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.9†
BT Contract for the Provision of IT Services by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.10†
Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of March 31, 2009(previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.11†
Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)
10.12†
Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6 (previously filed as Exhibit 10.11to the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed July 15, 2009, and incorporated herein by reference).
10.13
Credit Agreement dated as of July 31, 2009 by and among Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, JPMORGAN CHASE BANK, N. and RBS CITIZENS, NATIONAL ASSOCIATION as Administrative Agent (previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference)
10.14
Negative Pledge Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference)
10.15
Pledge Agreement dated as of July 31, 2009 by and between Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference.
10.16
Security Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.17+
Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.18+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.19+
Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.20+
Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.21+
Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.22+
Offer Letter by and between Ranjan Kalia and Registrant dated as of April 16, 2008 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.23+
FY2009 Bonus Plan by and between Raj Rajgopal and Registrant for the fiscal year ending March 31, 2009 (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.24
Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.25+
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
10.26
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
10.28*+	FY2009 Amended and Restated Non-Employee Director Compensation Policy.
10.29+
FY2009 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.30+
FY2010 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 17, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.31	Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.32
LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.33
Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.34+
FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference)
10.35†*
Master Services Agreement by and between the Registrant and Thomson Healthcare dated as of September 9, 2004, as amended by Amendment No. 1 dated as of January 23, 2007, Amendment No. 2 dated as of May 9, 2008, Amendment No. 3 dated as of August 6, 2008 and effective as of March 1, 2008, Amendment No. 3 dated as of May 27, 2009, and Amendment No. 5 dated as of September 3, 2009.
10.36†*	Amendment number 7 to the Master Service Agreement dated December 21, 2009 between the registrant and Metavante Corporation.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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

***
Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of May, 2010.

VIRTUSA CORPORATION
By:	/s/ KRIS CANEKERATNE Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of May, 2010.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1	Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference)
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
10.2
Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).
10.3+
Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.4+
2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.5†
Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.6
Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.7†
Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.8+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.9†
BT Contract for the Provision of IT Services by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.10†
Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of March 31, 2009(previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.11†
Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)
10.12†
Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6 (previously filed as Exhibit 10.11to the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed July 15, 2009, and incorporated herein by reference).
10.13
Credit Agreement dated as of July 31, 2009 by and among Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, JPMORGAN CHASE BANK, N. and RBS CITIZENS, NATIONAL ASSOCIATION as Administrative Agent (previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference)
10.14
Negative Pledge Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference)
10.15
Pledge Agreement dated as of July 31, 2009 by and between Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference.
10.16
Security Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).
10.17+
Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.18+
Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.19+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.20+
Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.21+
Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.22+
Offer Letter by and between Ranjan Kalia and Registrant dated as of April 16, 2008 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.23+
FY2009 Bonus Plan by and between Raj Rajgopal and Registrant for the fiscal year ending March 31, 2009 (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.24
Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.25+
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
10.26
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
10.28*+	FY2009 Amended and Restated Non-Employee Director Compensation Policy.
10.29†
FY2009 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).
10.30+
FY2010 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed July 17, 2009, and incorporated herein by reference).
10.31
Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.32	LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.33
Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.34+
FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference)
10.35†*
Master Services Agreement by and between the Registrant and Thomson Healthcare dated as of September 9, 2004, as amended by Amendment No. 1 dated as of January 23, 2007, Amendment No. 2 dated as of May 9, 2008, Amendment No. 3 dated as of August 6, 2008 and effective as of March 1, 2008, Amendment No. 3 dated as of May 27, 2009, and Amendment No. 5 dated as of September 3, 2009.
10.36†*	Amendment number 7 to the Master Service Agreement dated December 21, 2009 between the registrant and Metavante Corporation.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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