Form 10-K/A
period 2010-03-31
VIRTUSA CORP
filed 2010-07-28
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

2000 West Park Drive

Westborough, Massachusetts 01581

(Address of principal executive office)

(508) 389-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No: ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No: ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No: ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No: ☒

The aggregate market value of the registrant’s voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2009, based on $9.49 per share, the last reported sale price on the NASDAQ Global Market on that date, was $142,853,065.

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of May 25, 2010:

Class	Number of Shares
Common Stock, par value $0.01 per share	24,120,913

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has filed a definitive Proxy Statement for its 2010 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2010. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K/A. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K/A.

VIRTUSA CORPORATION

FORM 10-K/A

Fiscal Year Ended March 31, 2010

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on May 27, 2010, is being filed solely for the purpose of revising portions of Exhibit 10.35 and Exhibit 10.36 in order to disclose certain information for which confidential treatment had been requested, in response to comments made by the Commission to the registrant’s request for confidential treatment with respect to Exhibit 10.35 and Exhibit 10.36.  The Exhibit 10.35 and Exhibit 10.36 filed with this Amendment No. 1 supersedes the Exhibit 10.35 and Exhibit 10.36 filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the Securities and Exchange Commission on May 27, 2010.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment.  This Amendment No. 1 to the registrant’s Annual Report on Form 10-K does not reflect events occurring after the original filing of the Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

3. Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.	Exhibit Title
2.1

Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference)

3.1

Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

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

10.1

Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2

Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

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

10.6

Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.7†

Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.8+

Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.9†

BT Contract for the Provision of IT Services by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.10†

Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of March 31, 2009(previously filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.11†

Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)

10.12†

Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6 (previously filed as Exhibit 10.11to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K/A, filed July 15, 2009, and incorporated herein by reference).

10.13

Credit Agreement dated as of July 31, 2009 by and among Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, JPMORGAN CHASE BANK, N. and RBS CITIZENS, NATIONAL ASSOCIATION as Administrative Agent (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference)

10.14

Negative Pledge Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference)

10.15

Pledge Agreement dated as of July 31, 2009 by and between Registrant and RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference.

10.16

Security Agreement dated as of July 31, 2009 by Registrant in favor of RBS CITIZENS, NATIONAL ASSOCIATION, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed August 3, 2009, and incorporated herein by reference).

10.17+

Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.18+

Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

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

10.21+

Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.22+

Offer Letter by and between Ranjan Kalia and Registrant dated as of April 16, 2008 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).

10.23+

FY2009 Bonus Plan by and between Raj Rajgopal and Registrant for the fiscal year ending March 31, 2009 (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).

10.24

Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.25+

2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

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

10.28+***	FY2009 Amended and Restated Non-Employee Director Compensation Policy.

10.29+

FY2009 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed October 31, 2008, and incorporated herein by reference).

10.30+

FY2010 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 17, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.31

Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).

10.32

LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.33

Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).

10.34+

FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference)

10.35†*

Master Services Agreement by and between the Registrant and Thomson Healthcare dated as of September 9, 2004, as amended by Amendment No. 1 dated as of January 23, 2007, Amendment No. 2 dated as of May 9, 2008, Amendment No. 3 dated as of August 6, 2008 and effective as of March 1, 2008, Amendment No. 3 dated as of May 27, 2009, and Amendment No. 5 dated as of September 3, 2009.

10.36†*	Amendment number 7 to the Master Service Agreement dated December 21, 2009 between the registrant and Metavante Corporation.

21.1***	Subsidiaries of Registrant.

23.1***	Consent of KPMG LLP

24.1***	Power of Attorney (included on signature page)

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

32.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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

***                           Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of July, 2010.

VIRTUSA CORPORATION

	By:	/s/ Kris Canekeratne
Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit Title

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

†              Confidential treatment has been requested for certain provisions of this Exhibit.

**                                  Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.