Form 10-Q
period 2010-06-30
VIRTUSA CORP
filed 2010-07-30
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 28, 2010:

Class	Number of Shares
Common Stock, par value $.01 per share	24,179,009

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	March 31, 2010
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$35,568	$43,851
Short-term investments	32,402	27,820
Accounts receivable, net of allowance of $521 and $700 at June 30, 2010 and March 31, 2010, respectively	38,795	31,160
Unbilled accounts receivable	5,761	6,123
Prepaid expenses	4,875	3.451
Deferred income taxes	907	540
Restricted Cash	4,025	3,225
Other current assets	6,151	7,100
Total current assets	128,484	123,270
Property and equipment, net of accumulated depreciation of $23,891 and $22,808 at June 30, 2010 and March 31, 2010, respectively	25,564	24,525
Long-term investments	21,940	24,309
Long-term Restricted cash	358	953
Deferred income taxes	5,927	5,865
Goodwill	19,090	19,090
Intangible assets, net	11,870	12,697
Other long-term assets	4,129	5,164
Total assets	$217,362	$215,873
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,887	$6,769
Accrued employee compensation and benefits	9,524	8,949
Accrued expenses and other current liabilities	12,903	13,575
Deferred revenue	886	685
Income taxes payable	897	925
Total current liabilities	31,097	30,903
Long-term liabilities	3,022	3,176
Total liabilities	34,119	34,079
Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30 and March 31, 2010; issued zero shares at June 30 and March 31, 2010	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2010 and March 31, 2010; issued 25,366,988 and 25,197,790 shares at June 30, 2010 and March 31, 2010, respectively; outstanding 23,607,600 and 23,438,402 shares at June 30, 2010 and March 31, 2010, respectively	254	252
Treasury stock, 1,759,388 common shares, at cost, at June 30, 2010 and March 31, 2010, respectively	(8,244)	(8,244)
Additional paid-in capital	150,610	149,394
Accumulated earnings	45,666	42,614
Accumulated other comprehensive loss	(5,043)	(2,222)
Total stockholders’ equity	183,243	181,794
Total liabilities and stockholders’ equity	$217,362	$215,873

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2010	2009
Revenue	$51,403	$37,368
Costs of revenue	31,887	20,871
Gross profit	19,516	16,497
Operating expenses:
Selling, general and administrative expenses	16,420	13,401
Income from operations	3,096	3,096
Other income (expense):
Interest income	367	421
Foreign currency transaction losses	(163)	(652)
Other, net	(42)	104
Total other income (expense)	162	(127)
Income before income tax expense	3,258	2,969
Income tax expense	206	340
Net income	$3,052	$2,629
Net income per share of common stock
Basic	$0.13	$0.11
Diluted	$0.13	$0.11
Comprehensive income (loss):
Net income	$3,052	$2,629
Foreign currency translation adjustments	(1,246)	3,375
Unrealized gain (loss) on available-for-sale securities	(83)	348
Unrealized gain (loss) on effective cash flow hedges	(1,492)	2,436
Total comprehensive income (loss)	$(231)	$8,788

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2010	2009
Cash flows provided by (used for) operating activities:
Net income	$3,052	$2,629
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,307	1,206
Amortization of intangible assets	827	—
Share based compensation expense	894	864
Deferred income taxes	—	(164)
Foreign currency losses (gains), net	163	652
Net changes in operating assets and liabilities:
Accounts receivable, net	(7,822)	3,519
Prepaid expenses and other current assets	(1,788)	1,125
Other long-term assets	419	(413)
Accounts payable	232	(2,666)
Accrued employee compensation and benefits	612	(1,089)
Accrued expenses and other current liabilities	680	(1,452)
Deferred revenue	201	(470)
Excess tax benefits from stock option exercises	—	(45)
Income taxes payable	37	629
Other long-term liabilities	(1,283)	(189)
Net cash provided by (used for) operating activities	(2,469)	4,136
Cash flows provided by (used for) investing activities:
Purchase of short-term investments	(7,700)	(926)
Proceeds from sale or maturity of short-term investments	9,783	8,400
Purchase of long-term investments	(7,081)	(10,626)
Proceeds from sale or maturity of long-term investments	2,607	2,000
Purchase of property and equipment	(3,029)	(668)
Decrease (increase) in restricted cash	(171)	2,699
Net cash provided by (used for) investing activities	(5,591)	879
Cash flows provided by (used for) financing activities:
Proceeds from exercise of common stock options	418	1,206
Excess tax benefits from stock option exercises	—	45
Principal payments on capital lease obligation	(527)	(4)
Net cash provided by (used for) financing activities	(109)	1,247
Effect of exchange rate changes on cash and cash equivalents	(114)	1,563
Net increase (decrease) in cash and cash equivalents	(8,283)	7,825
Cash and cash equivalents, beginning of period	43,851	55,698
Cash and cash equivalents, end of period	$35,568	$63,523

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2010 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 27, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa Software Services, Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, InSource Holdings, Inc. a company incorporated in the State of Connecticut, InSource LLC, a Connecticut limited liability company located in Connecticut, Virtusa International, B.V., organized and located in the Netherlands and Virtusa Hungary Kft. incorporated and located in Hungary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities and intangible assets, contingent consideration and valuation of financial instruments including derivative contracts and investments.  . Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Fair Value of Financial Instruments

At June 30, 2010 and March 31, 2010, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, contingent consideration and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments (see Note 6).

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

	Three Months Ended June 30,
	2010	2009
Numerators:
Net income	$3,052	$2,629
Denominators:
Weighted average common shares outstanding	23,504,271	22,918,858
Dilutive effect of employee stock options	874,251	773,916
Dilutive effect of stock appreciation rights	40,212	49,115
Weighted average shares—diluted	24,418,734	23,741,889
Net income per share—basic	$0.13	$0.11
Net income per share—diluted	$0.13	$0.11

During the three months ended June 30, 2010 and 2009, options to purchase 1,214,994 and 1,190,561 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Acquisition

On November 4, 2009, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with InSource Holdings, Inc., a Connecticut corporation (“InSource”) and its shareholders, to acquire all of the issued and outstanding stock of InSource and each of its subsidiaries (the “InSource Acquisition”). The Company also completed the InSource Acquisition on November 4, 2009, and InSource is now a wholly-owned subsidiary of the Company. InSource is a privately-held technology consulting firm with domain expertise in the insurance and healthcare industries. The InSource Acquisition was consummated to expand Virtusa’s service offerings in the insurance and health care industries.

The InSource Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Stock Purchase Agreement, the purchase price for the InSource Acquisition was $7,250 in cash, subject to post-closing adjustments. Ten percent (10%), or $725, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Stock Purchase Agreement. This amount is included in short term restricted cash as of June 30, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $500 in earn-out consideration based on the achievement of certain revenue and operating margin targets for InSource’s calendar year and fourth quarter 2009.  At December 31, 2009, the Company determined that InSource met 100% of the performance targets.  The earn-out consideration was paid as of March 31, 2010.  The purchase price is also subject to an adjustment that would reimburse the InSource sellers if their  tax burden from a specified tax election made by the Company exceeds $120. The Company estimated the fair value of the purchase price adjustment upon the InSource Acquisition related to this tax election at $208. There was no change in the fair value at June 30, 2010. The fair value of the purchase price adjustment of $208 is provisional pending receipt of the final sellers’ tax burden.

On February 1, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ConVista Consulting LLC, a privately held Virginia limited liability corporation (“ConVista”), to acquire all of assets of ConVista (“ConVista Acquisition”). The Company also completed the ConVista Acquisition on February 1, 2010.

The ConVista Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Asset Purchase Agreement, the purchase price for the ConVista Acquisition was $24,846 in cash, subject to post-closing adjustments. Ten percent (10%), or $2,500, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. This amount is included in short term restricted cash as of June 30, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $2,000 in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The Company determined the fair value of the contingent consideration upon the closing of ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1,620 to the purchase price. As of March 31 and June 30, 2010, the present value of the contingent consideration was $1,664 and $1,734 respectively. The change in the present value of $70 was recorded to selling, general and administration expenses during the three months ended June 30, 2010.

The following unaudited, pro forma information assumes the InSource Acquisition and ConVista Acquisition occurred at the beginning of the periods presented. The pro forma results of the acquisitions were combined as the InSource Acquisition was not material to the consolidated financial results.

Three Months Ended
June 30, 2009
(Unaudited)
Revenue	$44,376
Net Income (1)	$3,721

(1)   Pro forma net income for the three months ended June 30, 2009 does not include amortization expense or acquisition related bonuses.

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts acquired as a result of InSource and ConVista acquisitions, at June 30, 2010 and accumulated amortization at June 30, 2010:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$615	$10,085
Partner relationships	6.0	700	47	653
Trademark	2.0	100	33	67
Backlog	1.0	1,800	735	1,065
	6.9	$13,300	$1,430	$11,870

The components included in the gross carrying amounts at June 30, 2010 reflect the InSource Acquisition on November 4, 2009, and ConVista Acquisition on February 1, 2010.  The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Goodwill:

The Company has one reportable segment at June 30, 2010. The following are details of the changes in goodwill balance at June 30, 2010:

Amount
Balance at April 1, 2010	$19,090
Goodwill arising from acquisitions	—
Balance at June 30, 2010	$19,090

The goodwill balance is expected to be deductible for tax purposes.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2010, and determined that the estimated fair value of its reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. There was no indication of impairment during the three months ended June 30, 2010.

(5) Investment Securities

At June 30, 2010 and March 31, 2010, all of the Company’s investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 6).

The following is a summary of investment securities at June 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$14,128	$74	$(16)	$14,186
Non-current	10,059	16	(10)	10,065
Auction-rate securities:
Non-current	900	—	(36)	864
Agency and short-term notes:
Current	3,609	15	—	3,624
Non-current	9,204	10	(1)	9,213
Municipal bonds:
Current	1,210	1	—	1,211
Non-current	1,799	2	(3)	1,798
Time deposits:
Current	10,333	—	—	10,333
Total available-for-sale securities	51,242	118	(66)	51,294
Trading securities:
Auction-rate securities (current)	2,617	431	—	3,048
Total investments	$53,859	$549	$(66)	$54,342

The following is a summary of investment securities at March 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,663	$68	$—	$6,731
Non-current	14,372	73	(14)	14,431
Auction-rate securities:
Non-current	900	—	(30)	870
Agency bonds:
Current	7,619	30	—	7,649
Non-current	7,200	12	—	7,212
Municipal bonds:
Current	1,210	4	—	1,214
Non-current	1,805	—	(9)	1,796
Time deposits:
Current	5,773	—	—	5,773
Total available-for-sale securities	45,542	187	(53)	45,676
Trading securities:
Auction-rate securities (current)	5,501	952	—	6,453
Total investments	$51,043	$1,139	$(53)	$52,129

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2010 and March 31, 2010 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, the Company does not intend to sell such investments, and it is more likely than not the Company will not be required to sell such investments prior to the recovery of its amortized cost basis, except as disclosed in Note 6.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(6) Fair Value of Financial Instruments

The Company uses a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s financial assets and liabilities reflected in the consolidated financial statements at carrying value include marketable securities and other financial instruments which approximate fair value. Fair value for marketable securities is determined using a market approach based on quoted market prices at period end in active markets. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

An entity is allowed to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. In the fiscal year ended March 31, 2010, the Company elected the fair value option to account for the Put Option (as defined and described in this Note 6 below) related to certain of the Company’s auction-rate securities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$3,938	$—	$—	$3,938
Investments:
Available-for-sale securities—current	29,354	—	—	29,354
Available-for-sale securities—non-current	21,076	—	864	21,940
Trading securities—current	—	—	3,048	3,048
Derivative instruments—current	—	1,273	—	1,273
Derivative instruments—non-current	—	51	—	51
Other current assets:
Put option	—	—	127	127
Total assets	$54,368	$1,324	$4,039	$59,731
Liabilities:
Derivative instruments - current	$—	$201	$—	$201
Derivative instruments - non-current	—	194	—	194
Contingent consideration	—	$—	1,734	1,734
Total liabilities	$—	$395	$1,734	$2,129

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right to sell (the “Put Option”) these auction-rate securities back to the investment firm at par, at the Company’s sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company’s behalf at par any time after the execution of the Agreement through July 2, 2012. During the three months ended June 30, 2010, the Company sold certain auction rate securities, subject to the Put Option under the Agreement, of $3.5 million at par. On July 1, 2010 the Company sold the remaining auction rate securities, subject to the Put Option of $3.2 million at par (See Note 12).

The Company’s investments in auction-rate securities and the related Put Option are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities and related Put Option were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The Company anticipates that any future changes in the fair value of the Put Option will be offset by the changes in the fair value of the related auction-rate securities with no material net impact to the consolidated statement of income.

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as short and long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one year and based on the Company’s intent and ability to sell the securities within one year. These investments were recorded at fair value at June 30, 2010 and March 31, 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at June 30, 2010:

Level 3 Assets
Balance at April 1, 2010	$7,545
Redemption of auction-rate securities	(3,500)
Total unrealized gains (losses):
Included in other accumulated other comprehensive income	(6)
Balance at June 30, 2010	$4,039

During the three months ended June 30, 2010, the Company recognized a gain on sale of auction-rate securities, which were fully offset by the loss recognized on the Put Option.

The Company determines the fair value of the contingent consideration related to the ConVista Acquisition based on the probability of ConVista attaining certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2010:

Level 3 Liabilities
Balance at April 1, 2010	$1,664
Recognized in earnings	70
Balance at June 30, 2010	$1,734

(7) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash

Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The Balance Sheet Program and the U.K. Revenue and Cost Program do not meet the criteria for hedge accounting and all changes in the fair value of the derivatives purchased under these programs are reflected in the Company’s consolidated statement of income and are included in foreign exchange gains (losses) each period.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three month period ended June 30, 2010 and 2009.

Changes in the fair value for all other derivative contracts and the ineffective portion of cash flow hedges, if any, are recognized in the same line item as the underlying exposure being hedged. The Company values its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.

The Company also uses derivatives not designated as hedging instruments to hedge intercompany balances and certain other revenue and expenses denominated in currencies other than the functional currency. Changes in the fair value of these derivatives purchased under the Balance Sheet Program or the U.K. Revenue and Cost Program are recognized in the consolidated statement of income and are included in foreign exchange gains (losses) each period.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $41,985 and $43,173, at June 30, 2010 and March 31, 2010, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,072 at June 30, 2010. At June 30, 2010, the maximum outstanding term of any derivative instrument was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2010 and March 31, 2010:

Derivatives designated as hedging instruments

	June 30, 2010	March 31, 2010
Foreign currency exchange contracts:
Other current assets	$1,273	$2,402
Other long-term assets	$51	$591
Accrued expenses and other current liabilities	$201	$—
Long-term liabilities	$194	$—

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2010 and 2009:

	Amount of Gain or
	(Loss) Recognized in
	AOCI on Derivatives
	(Effective Portion)
	Three Months Ended
Derivatives Designated as	June 30,
Cash Flow Hedging Relationships	2010	2009
Foreign currency exchange contracts	$(1,385)	$2,645

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified	Three Months Ended June 30,
from AOCI into Income (Effective Portion)	2010	2009
Costs of revenue	$453	$(1,118)
Operating expenses	$226	$(610)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging	Location of Gain Or (Loss) Recognized in	Three Months Ended June 30,
Instruments	Income on Derivatives	2010	2009
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$64	$(78)
	Revenue	$99	(284)
	Costs of revenue	$(47)	97
	Selling, general and administrative expenses	$(6)	38

(8) Income Taxes

Including discrete items, the Company’s effective tax rate was 6.3% for the three months ended June 30, 2010, as compared to an effective tax rate of 11.4% for the three months ended June 30, 2009. This decrease is primarily due to a one-time tax benefit related to the reversal of certain tax reserves and the geographic mix of the Company’s forecasted taxable profit offset by the expiration of the Hyderabad STP holiday (discussed below). The effective income tax rate is based on the estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions.

During the period ended June 30 2010, the Company reduced the amount of unrecognized tax benefits related to its uncertain tax positions in the UK and India by $56 and $312, respectively due to lapse in statutory limits and settlements agreed to for pending appeals, respectively.

No other events, other than those noted above, occurred since March 31, 2010 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Ltd, or Virtusa India, is an export oriented company under the Indian Income Tax Act of 1961 and is or was entitled to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates. Virtusa India currently operates two STPs, one in Chennai and one in Hyderabad, India. The Hyderabad STP tax holiday expired on March 31, 2010 and beginning with the three months ended June 30, 2010, all profits will be fully taxable at the Indian statutory rate, which is currently 33.22%. Substantially all of the earnings of Chennai STP qualify as tax-exempt profits. The Chennai STP is set to expire on March 31, 2011. Subsequent to March 31, 2011, Chennai STP tax holiday will be phased out and any profits will be fully taxable at the Indian statutory rate, which is currently 33.22%.

In anticipation of the phase-out of the STP holidays, the Company located a portion of its new Indian operations in areas designated as a Special Economic Zone (“SEZ”) under the SEZ Act of 2005. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.

In addition, the Company’s Sri Lankan subsidiary, Virtusa Private Ltd, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires the Company to meet certain new job creation and investment criteria.

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended
	June 30,
	2010	2009
Client revenue:
North America	$38,885	$28,694
Europe	10,705	8,014
Rest of world	1,813	660
Consolidated revenue	$51,403	$37,368

	June 30, 2010	March 31, 2010
Net assets:
United States	$124,669	$126,696
India	30,026	30,030
Sri Lanka	7,722	7,977
Europe	20,826	17,091
Consolidated net assets	$183,243	$181,794

During the three months ended June 30, 2010, revenue from three significant clients accounted for 14.7%, 10.3% and 10.2%, respectively, of the Company’s consolidated revenue. During the three months ended June 30, 2009, revenue from four significant clients accounted for 14.6%, 14.0%, 12.5% and 11.0% respectively, of the Company’s consolidated revenue.

(10) Treasury Stock

On August 5, 2009, the Company’s board of directors approved a new stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company’s outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three months ended June 30, 2010, the Company did not purchase any shares of its common stock under this program.

(11) Debt

On July 31, 2009, the Company entered into a $3,000 credit agreement with RBS Citizens, N.A. (“RBS”) and J.P. Morgan Chase Bank, N.A. (“JPM”) which expires on July 30, 2010. The primary purpose of the credit agreement is to support the Company’s foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations.  The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. On July 30, 2010, the Company entered into a new $3,000 credit agreement with JPM and terminated the existing credit agreement with RBS and JPM (See Note 12).

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to such financial institution. During the three-months ended June 30, 2010, $5,759 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three-months ended June 30, 2010. No amounts were due at June 30, 2010, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(12) Subsequent Events

On July 1, 2010, the Company sold auction-rate securities at a par value of $3,175 to UBS pursuant to its Put Option under the Agreement (See Note 6).

On July 1, 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £2,174 and will expire on various dates during the period ending September 30, 2010. The weighted average U.K. pound sterling rate associated with these contracts is approximately $1.50.

On July 29, 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling and to minimize volatility in Indian rupee denominated expenses. The U.S dollar contracts have an aggregate notional amount of approximately 323,424 Indian rupees (approximately $6,738) and an average settlement rate of 48.0 Indian rupees per U.S. dollar. The U.K. pound sterling contracts have an aggregate notional amount of approximately 191,004 Indian rupees (approximately £2,564) and have an average settlement rate of 74.51 Indian rupees per U.K. pound sterling. These contracts will expire at various dates during the period ending on June 30, 2012. Upon expiration, the Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on July 29, 2010 of $1.56, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 47.92 Indian rupees per U.S. dollar. Such blended, weighted average Indian rupee rate is subject to change, to the extent of any appreciation or depreciation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee, on the Company’s Indian rupee denominated expenses.

On July 30, 2010, the Company entered into a new $3,000 credit agreement with JPM. The primary purpose of the new credit agreement is to support the Company’s foreign currency hedging programs. The credit agreement is secured by the grant of a security interest in all of the Company’s U.S. assets in favor of JPM, as well as a pledge of the shares of the Company’s U.S. subsidiary, Virtusa Securities Corporation.  The Company also agreed to provide an unconditional guaranty of all the obligations of the Company’s subsidiaries in connection with any obligation arising under any foreign currency trading transactions between any Company subsidiary and JPM. The agreement contains financial and reporting covenants and limitations. Advances under this credit facility accrue interest at an annual rate equal to LIBOR plus 200 basis points or the higher of Prime Rate or LIBOR plus 250 basis points. In connection with the execution of the new credit facility, the Company terminated its existing $3,000 amended and restated line of credit agreement with RBS and JPM.

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

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, United Kingdom, Hungary and the Netherlands and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka.  At June 30, 2010, we had 4,337 employees, or team members.

In our three months ended June 30, 2010, our revenue increased by 37.6% to $51.4 million, compared to $37.4 million in our three months ended June 30, 2009. Net income increased by $0.5 million to $3.1 million in our three months ended June 30, 2010, as compared to $2.6 million in our three months ended June 30, 2009.

The increase in revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily resulted from:

•                  Higher revenue contribution from our clients existing as of June 30, 2009, including our largest client; and

•                  Revenue from clients obtained in connection with the acquisition of InSource LLC (“InSource”) in November 2009 and ConVista Consulting LLC (“ConVista”) in February 2010.

The key drivers of the increase in our net income for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, were as follows:

•                  Higher revenue contribution from new and existing clients, including those clients acquired in the recent acquisitions; and

•      Foreign exchange gains due to changes in the U.K. pound sterling and Indian rupee against the U.S. dollar, driven primarily by our hedging program.

These increases were partially offset by:

•                  Annual compensation increases effective April 1, 2010;

•                  Increase in expense related to use of subcontractors to satisfy demand for new project starts; and

•                  Acquisition related amortization expense and retention bonuses resulting from our acquisitions of InSource and ConVista.

High repeat business and client concentration are common in our industry. During our three months ended June 30, 2010, 77% of our revenue was derived from clients who had been using our services for more than one year (90% when excluding revenue from those clients recently acquired as a result of the InSource and ConVista acquisitions, as compared to 93% for the three months ended June 30, 2009. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to expand our client base and, over time, reduce client concentration. In the three months ended June 30, 2010, recent client additions and expansions, including business acquired from InSource and ConVista, have comprised a larger percent of our total revenue. We derive our revenue from two types of service offerings, application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature.  During the three months ended June 30, 2010, our application outsourcing and consulting revenue represented 47% and 53%, respectively, of our total revenue.

In the three months ended June 30, 2010, our European revenue increased to $10.7 million, or 20.8% of total revenue, from $8.0 million, or 21.4% of total revenue in the three months ended June 30, 2009. The increase is primarily due to the increase in revenue from one of our largest clients, British Telecommunications plc (“British Telecom”), in the three month period ended June 30, 2010, by 44% as compared to three month period ended June 30, 2009. Our European revenue, excluding British Telecom, increased 14% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 20% and 17% of total revenue for the three months ended June 30, 2010 and 2009, respectively. The increased revenue earned from fixed-price contracts in the three months ended June 30, 2010 primarily reflects our client preferences and revenue from new clients acquired in the ConVista acquisition.

Our gross profit increased by $3.0 million, or 18.3% to $19.5 million for the three months ended June 30, 2010 as compared to $16.5 million in the three months ended June 30, 2009. The increase in gross profit during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to higher revenue, partially offset by increased cost of revenue which includes annual compensation increases and higher subcontractor expenses.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2010, our attrition rate for the trailing twelve months, which reflects voluntary and involuntary attrition, was 21.4%. These attrition rates reflect a lower rate of voluntary and involuntary attrition as compared to prior periods. We remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer . If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuation in the Indian Rupee and Sri Lankan Rupee against the U.S. dollar and U.K. pound sterling, as well as the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also could reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular, those related to revenue recognition, income taxes, valuation of financial instruments and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC.

Results of operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The following table presents an overview of our results of operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
(dollars in thousands)	2010	2009	$ Change	% Change
Revenue	$51,403	$37,368	$14,035	37.6%
Costs of revenue	31,887	20,871	11,016	52.8%
Gross profit	19,516	16,497	3,019	18.3%
Operating expenses	16,420	13,401	3,019	22.5%
Income from operations	3,096	3,096	0	0%
Other income	162	(127)	289	227.6%
Income before income tax expense	3,258	2,969	289	9.7%
Income tax expense	206	340	(134)	(39.4)%
Net income	$3,052	$2,629	$423	16.1%

Revenue

Revenue increased by 37.6%, or $14.0 million, from $37.4 million during the three months ended June 30, 2009 to $51.4 million in the three months ended June 30, 2010 primarily due to higher revenue contribution from our clients existing as of June 30, 2009, including our largest client, and revenue from clients obtained in connection with the acquisitions of InSource in November 2009 and ConVista in February 2010. Revenue from European clients increased by $2.7 million or, 33.6%, as compared to the three months ended June 30, 2009, due primarily to increased revenue contribution from one client, British Telecom. Revenue from North American clients in the three month ended June 30, 2010 increased by $10.2 million, as compared to the three months ended June 30, 2009, due to higher revenue contribution from new clients, including those clients acquired in the InSource and ConVista acquisitions. Revenue from clients existing as of June 30, 2009 increased in the three months ended June 30, 2010 by $2.9 million. Revenue from new clients added since June 30, 2009, including those new clients added as a result of the InSource and ConVista acquisitions, was $10.8 million, or 21.0% of total revenue for the three months ended June 30, 2010. We had 69 active clients at June 30, 2010 as compared to 56 active clients at June 30, 2009.

Costs of revenue

Costs of revenue increased from $20.9 million in the three months ended June 30, 2009 to $31.9 million in the three months ended June 30, 2010, an increase of $11.0 million, or 52.8%. The primary driver of the increase was an increase of $7.6 million in compensation costs for our IT professionals in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, including annual compensation increases and the costs related to the number of onsite employees added as a result of the InSource and ConVista acquisitions,. At June 30, 2010, we had 3,985 IT professionals as compared to 3,338 at June 30, 2009. In addition, there were increased travel and subcontractor costs of $1.5 million and $3.0 million, respectively, in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  This increase was partially offset by $1.4 million as a result of a hedging gain of $0.4 million in the three months ended June 30, 2010 as compared to a hedging losses of $1.0 million in the three months ended June 30, 2009.

Gross profit

Our gross profit increased by $3.0 million, or 18.1%, to $19.5 million for the three months ended June 30, 2010 as compared to $16.5 million for the three months ended June 30, 2009 due to a higher revenue base and increased utilization, partially offset by annual compensation increases and higher costs related to increased onsite work. As a percentage of revenue, cost of revenue increased from 55.9% for the three months ended June 30, 2009 to 62.0% for three months ended June 30, 2010.  As a percentage of revenue, gross profit margin was 38.0% and 44.1% in the three months ended June 30, 2010 and 2009, respectively which reflects annual compensation increases, increased subcontractor costs and higher costs related to increased onsite work.

Operating expenses

Operating expenses increased from $13.4 million in the three months ended June 30, 2009 to $16.4 million in the three months ended June 30, 2010, an increase of $3.0 million, or 22.5%. The increase in our operating expenses in the three months ended June 30, 2010 was primarily due to increases of $2.2 million in compensation expenses, $0.8 million in amortization of intangible assets, $0.6 million in facilities expenses and $0.3 million in consultant services. This increase was offset by decreases in the corresponding period of $0.8 million in hedging losses. As a percentage of revenue, our operating expenses decreased to 31.9% in the three months ended June 30, 2010 as compared to 35.9% in the three months ended June 30, 2009.

Income from operations

Income from operations for the three months ended June 30, 2010 remained unchanged at $3.1 million as compared to the three months ended June 30, 2009 due primarily to higher revenues partially offset by increased cost of revenue and higher operating expenses.

Other income (expense)

Other income (expense) increased from $(0.1) million in the three months ended June 30, 2009 to $0.2 million in the three months ended June 30, 2010. This increase is primarily attributed to a reduction of $0.5 million in foreign currency transaction losses in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009. This increase was partially offset in the corresponding period by a decrease in interest and other income by $(0.2) million resulting in part from lower cash balances.

Income tax expense

Income tax expense decreased by $0.1 million from $0.3 million in the three months ended June 30, 2009 to $0.2 million in the three months ended June 30, 2010. Our effective tax rate decreased from 11.4% for the three months ended June 30, 2009 to 6.3% for the three months ended June 30, 2010.  The effective tax rate for the three months ended June 30, 2010 reflected a one-time tax benefit of $0.4 million related to the reversal of certain tax reserves offset by the expiration of the Hyderabad Software Technology Park holiday.

Net income

Net income increased from $2.6 million in the three months ended June 30, 2009 to $3.1 million in the three months ended June 30, 2010 due primarily to higher gross profit, partially offset by higher cost of revenue and higher operating expenses during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 31, 2009, we entered into a $3.0 million credit agreement with RBS Citizens, N.A. (“RBS”) and J.P. Morgan Chase Bank, N.A. (“JPM”) which expires on July 30, 2010. The primary purpose of the credit agreement is to support our foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. At June 30, 2010, there are no amounts outstanding under this credit facility. On July 30, 2010, the Company entered into a new $3.0 credit agreement with JPM (See Note 12).

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right to sell these auction-rate securities back to the investment firm at par, at our sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. During the three months ended June 30, 2010, we sold auction rate securities of $3.5 million at par under this agreement. On July 1, 2010, UBS AG exercised its put option right to purchase the remaining $3.2 million of auction rate securities at par (See Note 12).

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to such financial institution. During the three months ended June 30, 2010, we sold $5.8 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2010. No amounts were due as of June 30, 2010, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

In connection with the ConVista Acquisition, the purchase price was subject to adjustment after the closing for up to an additional $2.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. We determined the fair value of the contingent consideration upon the closing of the ConVista acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1.6 million to the purchase price. As of March 31 and June 30, 2010, the present value of the contingent consideration was $1.7 million.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 325,000 square feet, over the next two fiscal years at a total estimated cost of $27.5 million, of which we anticipate incurring capital expenditures of approximately $7.2 million during the fiscal year ending March 31, 2011. Through June 30, 2010, we have incurred approximately $17.3 million toward the completion of this facility with approximately $1.5 million incurred during the three months ended June 30, 2010. Other capital expenditures during the three months ended June 30, 2010 were approximately $1.6 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2011 to be approximately $6.4 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2010	2009
Net cash provided by (used for) operating activities	$(2,469)	$4,136
Net cash provided by (used for) investing activities	(5,591)	879
Net cash provided by (used for) financing activities	(109)	1,247
Effect of exchange rate changes on cash	(114)	1,563
Net increase (decrease) in cash and cash equivalents	(8,283)	7,825
Cash and cash equivalents, beginning of period	43,851	55,698
Cash and cash equivalents, end of period	$35,568	$63,523

Net cash provided by (used for) operating activities

Net cash used for operating activities was $(2.5) million during the three months ended June 30, 2010 as compared to $4.1 million in cash provided by operations during the three months ended June 30, 2009. This change was primarily attributable to an increase in days sales outstanding, which was 78 days for the three months ended June 30, 2010 compared to 68 days for the three months ended June 30, 2009. This decrease was partially offset by increased change in operating liabilities of $5.8 million, increased depreciation and amortization expenses of $0.9 million and increase net income of $0.4 million.

Net cash provided by (used for) investing activities

Net cash used for investing activities was $5.6 million during the three months ended June 30, 2010 as compared to cash provided by investing activities of $0.9 million during the three months ended June 30, 2009. The change was primarily due to the net increased purchase activity in investment securities of $1.2 million, increased change in capital expenditures of $2.4 million and increased change in restricted cash of $2.9 million.

Net cash provided by (used for) financing activities

Net cash used for financing activities was $0.1 million during the three months ended June 30, 2010, as compared to $1.2 million provided by financing activities during the three months ended June 30, 2009. The change is primarily due to the decrease in cash provided by stock option exercises of $0.8 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, and an additional $0.5 million was used for purchase of assets under capital lease during the three months ended June 30, 2010.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Qualitative and Quantitative Disclosures About Market Risk.” The program contemplates a partially hedged position of the Indian rupee for a rolling eight quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. There have been no material changes in the first three months of our fiscal year ending March 31, 2011 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 12 for recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee, and the Sri Lankan rupee.

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at June 30, 2010 was $42.0 million. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2010. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At June 30, 2010, we had $89.9 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as either “available-for-sale” or “trading” and are recorded at fair value. Our “available-for-sale” and “trading” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as filed with the Securities and Exchange Commission, or SEC, on May 27, 2010 (the “Annual Report”), which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On August 5, 2009, the Company’s board of directors approved a new stock repurchase program that authorized the purchase of up to $15.0 million of shares of the Company’s outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three months ended June 30, 2010, the Company did not purchase any shares of its common stock under this program.

On August 8, 2007, we completed our initial public offering (“IPO”) of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We continue to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in Hyderabad, India, of which we have spent approximately $17.3 million as of June 30, 2010 and plan to spend approximately $10.2 million during our fiscal years ending March 31, 2011 and 2012. We also used a portion of our net proceeds to fund the acquisition of InSource and ConVista. The balance of the net proceeds from our IPO will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three-month period ended June 30, 2010, we withheld an aggregate of 10,623 shares of restricted stock at a price of $8.86 per share.

Item 5. Other information

On July 29, 2010, we purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling and to minimize volatility in Indian rupee denominated expenses. The U.S dollar contracts have an aggregate notional amount of approximately 323.4 million Indian rupees (approximately $6.7 million) and an average settlement rate of 48.0 Indian rupees per U.S. dollar. The U.K. pound sterling contracts have an aggregate notional amount of approximately 191.0 million Indian rupees (approximately £2.6 million) and have an average settlement rate of 74.51 Indian rupees per U.K. pound sterling. These contracts will expire at various dates during the period ending on June 30, 2012. Upon expiration, we will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on July 29, 2010 of $1.56, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 47.92 Indian rupees per U.S. dollar. Such blended, weighted average Indian rupee rate is subject to change, to the extent of any appreciation or depreciation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee, on our Indian rupee denominated expenses.

On July 30, 2010, we entered into a new $3.0 million credit agreement with JPM. The primary purpose of the new credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by the grant of a security interest in all of our U.S. assets in favor of JPM, as well as a pledge of the shares of the Company’s U.S. subsidiary, Virtusa Securities Corporation.  We also agreed to provide an unconditional guaranty of all the obligations of our subsidiaries in connection with any obligation arising under any foreign currency trading transactions between any Company subsidiary and JPM. The agreement contains financial and reporting covenants and limitations. Advances under this credit facility accrue interest at an annual rate equal to LIBOR plus 200 basis points or the higher of Prime Rate or LIBOR plus 250 basis points. In connection with the execution of the new credit facility, we terminated our existing $3.0 million amended and restated line of credit agreement with RBS and JPM.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1*

Credit Agreement dated as of July 31, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent.

10.2*	Negative Pledge Agreement dated as of July 31, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
10.3*	Pledge Agreement dated as of July 31, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement.
10.4*	Security Agreement dated as of July 31, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

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

Virtusa Corporation
Date: July 30, 2010	By:	/s/ KRIS CANEKERATNE

Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)
Date: July 30, 2010	By:	/s/ RANJAN KALIA

Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Credit Agreement dated as of July 31, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent.

10.2*	Negative Pledge Agreement dated as of July 31, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
10.3*	Pledge Agreement dated as of July 31, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement.
10.4*	Security Agreement dated as of July 31, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement.
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*                                         Filed herewith.

**                                  Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.