Form 10-Q
period 2010-09-30
VIRTUSA CORP
filed 2010-10-28
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                  to

Commission File Number 001-33625

VIRTUSA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	7371	04-3512883
(State or Other Jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or Organization)	Classification Code Number)	Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 26, 2010:

Class	Number of Shares
Common Stock, par value $.01 per share	24,225,426

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	March 31, 2010
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$41,965	$43,851
Short-term investments	35,626	27,820
Accounts receivable, net of allowance of $557 and $700 at September 30, 2010 and March 31, 2010, respectively	38,531	31,160
Unbilled accounts receivable	6,722	6,123
Prepaid expenses	4,451	3.451
Deferred income taxes	667	540
Restricted cash	4,113	3,225
Other current assets	6,905	7,100
Total current assets	138,980	123,270
Property and equipment, net of accumulated depreciation of $24,818 and $22,808 at September 30, 2010 and March 31, 2010, respectively	27,844	24,525
Long-term investments	17,415	24,309
Long-term restricted cash	274	953
Deferred income taxes	6,339	5,865
Goodwill	19,046	19,090
Intangible assets, net	11,034	12,697
Other long-term assets	4,516	5,164
Total assets	$225,448	$215,873
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,773	$6,769
Accrued employee compensation and benefits	10,706	8,949
Accrued expenses and other current liabilities	12,179	13,575
Deferred revenue	753	685
Income taxes payable	957	925
Total current liabilities	31,368	30,903
Long-term liabilities	2,963	3,176
Total liabilities	34,331	34,079
Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2010 and March 31, 2010; issued zero shares at September 30, 2010 and March 31, 2010	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2010 and March 31, 2010; issued 25,449,496 and 25,197,790 shares at September 30, 2010 and March 31, 2010, respectively; outstanding 23,690,108 and 23,438,402 shares at September 30, 2010 and March 31, 2010, respectively	254	252
Treasury stock, 1,759,388 common shares, at cost, at September 30, 2010 and March 31, 2010, respectively	(8,244)	(8,244)
Additional paid-in capital	152,045	149,394
Accumulated earnings	49,383	42,614
Accumulated other comprehensive loss	(2,321)	(2,222)
Total stockholders’ equity	191,117	181,794
Total liabilities and stockholders’ equity	$225,448	$215,873

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenue	$52,676	$37,497	$104,079	$74,865
Costs of revenue	32,335	21,114	64,222	41,985
Gross profit	20,341	16,383	39,857	32,880
Operating expenses:
Selling, general and administrative expenses	16,292	13,206	32,712	26,608
Income from operations	4,049	3,177	7,145	6,272
Other income (expense):
Interest income, net	435	453	802	872
Foreign currency transaction losses	(470)	(273)	(633)	(925)
Other, net	12	(9)	(29)	97
Total other income (expense)	(23)	171	140	44
Income before income tax expense	4,026	3,348	7,285	6,316
Income tax expense	310	362	516	701
Net income	$3,716	$2,986	$6,769	$5,615
Net income per share of common stock:
Basic	$0.16	$0.13	$0.29	$0.24
Diluted	$0.15	$0.12	$0.28	$0.24
Comprehensive income:
Net income	$3,716	$2,986	$6,769	$5,615
Foreign currency translation adjustments	2,559	(326)	1,312	3,049
Unrealized gain (loss) on available-for-sale securities	39	36	(44)	384
Unrealized gain (loss) on effective cash flow hedges	125	1,637	(1,367)	4,073
Total comprehensive income	$6,439	$4,333	$6,670	$13,121

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(In thousands)	2010	2009
Cash flows provided by operating activities:
Net income	$6,769	$5,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,225	2,366
Share-based compensation expense	2,004	1,712
Deferred income taxes	—	(266)
Gain on sale of plant and equipment	(51)	—
Foreign currency losses, net	633	925
Net changes in operating assets and liabilities:
Accounts receivable, net	(7,696)	4,856
Prepaid expenses and other current assets	(1,355)	2,613
Other long-term assets	211	(930)
Accounts payable	(477)	(2,549)
Accrued employee compensation and benefits	1,580	(520)
Accrued expenses—other	376	(644)
Deferred revenue	48	(592)
Excess tax benefits from stock option exercises	—	(45)
Income taxes payable	(460)	94
Other long-term liabilities	(1,245)	(202)
Net cash provided by operating activities	4,562	12,433
Cash flows used for investing activities:
Purchase of short-term investments	(11,171)	(2,049)
Proceeds from sale or maturity of short-term investments	18,841	15,600
Purchase of long-term investments	(16,362)	(22,551)
Proceeds from sale or maturity of long-term investments	7,908	7,100
Purchase of property and equipment	(5,681)	(1,756)
Decrease in restricted cash	(284)	2,691
Net cash used for investing activities	(6,749)	(965)
Cash flows provided by (used for) financing activities:
Proceeds from exercise of common stock options	802	1,624
Excess tax benefits from stock option exercises	—	45
Principal payments on capital lease obligation	(1,116)	(4)
Net cash provided by (used for) financing activities	(314)	1,665
Effect of exchange rate changes on cash and cash equivalents	615	975
Net increase (decrease) in cash and cash equivalents	(1,886)	14,108
Cash and cash equivalents, beginning of period	43,851	55,698
Cash and cash equivalents, end of period	$41,965	$69,806

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Hungary and the Netherlands, and global delivery centers in Hyderabad, Chennai and Bangalore, India and Colombo, Sri Lanka.

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

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa Software Services, Private Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited, organized and located in the United Kingdom; Virtusa Securities Corporation, a Massachusetts securities corporation; InSource Holdings, Inc. incorporated and located in Connecticut; InSource LLC, a Connecticut limited liability company located in Connecticut; Virtusa International, B.V., organized and located in the Netherlands and Virtusa Hungary Kft., incorporated and located in Hungary. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

At September 30, 2010 and March 31, 2010, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, contingent consideration and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments (see Note 6).

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Numerators:
Net income	$3,716	$2,986	$6,769	$5,615
Denominators:
Weighted average common shares outstanding	23,653,770	23,227,296	23,579,020	22,949,763
Dilutive effect of employee stock options	934,327	870,735	904,290	856,075
Dilutive effect of stock appreciation rights	37,993	53,899	39,102	51,507
Weighted average shares-diluted	24,626,090	24,151,930	24,522,412	23,857,345
Net income per share-basic	$0.16	$0.13	$0.29	$0.24
Net income per share-diluted	$0.15	$0.12	$0.28	$0.24

During the three and six months ended September 30, 2010, options to purchase 1,247,657 and 1,231,326 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended September 30, 2009, options to purchase 1,161,329 and 1,175,945 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Acquisitions

On November 4, 2009, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with InSource Holdings, Inc., a privately held Connecticut corporation (“InSource”) and its shareholders, to acquire all of the issued and outstanding stock of InSource and each of its subsidiaries (the “InSource Acquisition”). The Company completed the InSource Acquisition on November 4, 2009, and InSource is now a wholly-owned subsidiary of the Company. The InSource Acquisition was consummated to expand Virtusa’s service offerings in the insurance and health care industries.

The InSource Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Stock Purchase Agreement, the purchase price for the InSource Acquisition was $7,250 in cash, subject to post-closing adjustments. Ten percent (10%), or $725, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Stock Purchase Agreement. This amount is included in short term restricted cash at September 30, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $500 in earn-out consideration based on the achievement of certain revenue and operating margin targets for InSource’s calendar year and fourth quarter 2009.  At December 31, 2009, the Company determined that InSource met 100% of the performance targets.  The earn-out consideration was paid as of March 31, 2010.  The purchase price is also subject to an adjustment that would reimburse the InSource sellers if their tax burden from a specified tax election made by the Company exceeds $120. Upon the closing of the InSource Acquisition, the Company estimated the fair value of the purchase price adjustment related to this tax election to be $208. During the three months ended September 30, 2010, the Company and InSource sellers agreed upon a final purchase price adjustment of $164 and the resulting decrease in fair value of the purchase price adjustment of $44 was recorded to goodwill.

On February 1, 2010, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ConVista Consulting LLC, a privately held Virginia limited liability corporation (“ConVista”), to acquire all of assets of ConVista (the “ConVista Acquisition”). The Company completed the ConVista Acquisition on February 1, 2010. The ConVista Acquisition was consummated to expand the Company’s enterprise service offerings.

The ConVista Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Asset Purchase Agreement, the purchase price for the ConVista Acquisition was $24,846 in cash, subject to post-closing adjustments. Ten percent (10%), or $2,500, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. This amount is included in short term restricted cash at September 30, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $2,000 in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The Company determined the fair value of the contingent consideration upon the closing of ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1,620 to the purchase price. As of March 31, 2010 and September 30, 2010, the present value of the contingent consideration was $1,664 and $1,807 respectively. The change in the present value of $74 and $143 was recorded to selling, general and administration expenses during the three and six months ended September 30, 2010, respectively.

The following unaudited, pro forma information assumes the InSource Acquisition and ConVista Acquisition occurred at the beginning of the periods presented. The pro forma results of the acquisitions were combined as the InSource Acquisition was not material to the consolidated financial results.

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009
	(Unaudited)	(Unaudited)
Revenue	$43,479	$87,855
Net income (1)	$2,743	$6,464

(1)          Pro forma net income for the three and six  months ended September 30, 2009 does not include amortization expense or acquisition related bonuses.

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts acquired as a result of the InSource and ConVista acquisitions, at September 30, 2010 and accumulated amortization at September 30, 2010:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$955	$9,745
Partner relationships	6.0	700	45	655
Trademark	2.0	100	77	23
Backlog	1.0	1,800	1,189	611
	6.9	$13,300	$2,266	$11,034

The components included in the gross carrying amounts at September 30, 2010 reflect the consummation of the InSource Acquisition on November 4, 2009, and the ConVista Acquisition on February 1, 2010.  The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Goodwill:

The Company has one reportable segment at September 30, 2010. The following are details of the changes in goodwill balance at September 30, 2010:

Amount
Balance at April 1, 2010	$19,090
Purchase price adjustment	(44)
Balance at September 30, 2010	$19,046

The goodwill balance is expected to be deductible for tax purposes.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2010, and determined that the estimated fair value of its reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. There was no indication of impairment during the three months ended September 30, 2010.

(5) Investment Securities

At September 30, 2010 and March 31, 2010, all of the Company’s investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 6).

The following is a summary of investment securities at September 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$21,095	$83	$(2)	$21,176
Non-current	9,705	33	(11)	9,727
Auction-rate securities:
Non-current	900	—	(25)	875
Agency and short-term notes:
Current	2,300	2	—	2,302
Non-current	4,401	2	—	4,403
Municipal bonds:
Non-current	2,402	8	—	2,410
Time deposits:
Current	12,148	—	—	12,148
Total available-for-sale securities	52,951	128	(38)	53,041
Total investments	$52,951	$128	$(38)	$53,041

The following is a summary of investment securities at March 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,663	$68	$—	$6,731
Non-current	14,372	73	(14)	14,431
Auction-rate securities:
Non-current	900	—	(30)	870
Agency bonds:
Current	7,619	30	—	7,649
Non-current	7,200	12	—	7,212
Municipal bonds:
Current	1,210	4	—	1,214
Non-current	1,805	—	(9)	1,796
Time deposits:
Current	5,773	—	—	5,773
Total available-for-sale securities	45,542	187	(53)	45,676
Trading securities:
Auction-rate securities (current)	5,501	952	—	6,453
Total investments	$51,043	$1,139	$(53)	$52,129

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2010 and March 31, 2010 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, the Company does not intend to sell such investments, and it is more likely than not the Company will not be required to sell such investments prior to the recovery of its amortized cost basis, except as disclosed in Note 6.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$7,243	$—	$—	$7,243
Investments:
Available-for-sale securities - current	23,478	—	—	23,478
Available-for-sale securities - non-current	16,540	—	875	17,415
Other investments - time deposits - current	12,148	—	—	12,148
Derivative instruments - current	—	1,576	—	1,576
Derivative instruments - non-current	—	76	—	76
Total assets	$59,409	$1,652	$875	$61,936
Liabilities:
Derivative instruments - current	$—	$213	$—	$213
Derivative instruments - non-current	—	75	—	75
Contingent consideration	—	—	1,807	1,807
Total liabilities	$—	$288	$1,807	$2,095

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right to sell

(the “Put Option”) these auction-rate securities back to the investment firm at par, at the Company’s sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company’s behalf at par any time after the execution of the Agreement through July 2, 2012. During the six months ended September 30, 2010, the Company sold certain auction rate securities, subject to the Put Option under the Agreement, in the amount of $6,675 at par value.

The Company’s investments in auction-rate securities and the related Put Option were classified within Level 3 because there were currently no active markets or observable market prices. Therefore, the auction-rate securities and related Put Option were valued primarily based on an income approach using an estimate of future cash flows. The Company had estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions for these securities began to fail and each auction since then has continued to fail. The Company classifies its investment in auction-rate securities as long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one year and based on the Company’s intent and ability to hold the securities until final maturity. These investments were recorded at fair value at September 30, 2010 and March 31, 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at September 30, 2010:

Level 3 Assets
Balance at April 1, 2010	$7,545
Redemption of auction-rate securities and put option	(6,675)
Total unrealized gains (losses):
Included in other accumulated other comprehensive income	5
Balance at September 30, 2010	$875

During the six months ended September 30, 2010, the Company recognized a gain on the sale of certain auction-rate securities, which was fully offset by the loss recognized on the Put Option.

The Company determines the fair value of the contingent consideration related to the ConVista Acquisition based on the probability of ConVista attaining certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as at September 30, 2010:

Level 3 Liabilities
Balance at April 1, 2010	$1,664
Recognized in earnings	143
Balance at September 30, 2010	$1,807

(7) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly, the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange movement on U.K. pound sterling denominated revenue and costs. The Balance Sheet Program and the U.K. Revenue and Cost Program currently do not meet the criteria for hedge accounting and all changes in the fair value of the derivatives purchased under these programs are recognized in the Company’s consolidated statement of income.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the inception of each contract, as well as on an ongoing basis. If and when hedge relationships are discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period, or within an additional two-month period of time thereafter, any unrealized gains or losses recorded in AOCI are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three and six month periods ended September 30, 2010 and 2009.

Changes in the fair value for all other derivative contracts and the ineffective portion of cash flow hedges, if any, are recognized in the same line item as the underlying exposure being hedged or in foreign currency transaction gain or loss for the Balance Sheet Program. The Company values its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $45,360 and $43,173, at September 30, 2010 and March 31, 2010, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,363 at September 30, 2010. At September 30, 2010, the maximum outstanding term of any derivative instrument was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2010 and March 31, 2010:

Derivatives designated as hedging instruments

	September 30, 2010	March 31, 2010
Foreign currency exchange contracts:
Other current assets	$1,576	$2,402
Other long-term assets	$76	$591
Accrued expenses and other current liabilities	$213	$—
Long-term liabilities	$75	$—

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended September 30,		Six months ended September 30,
Hedging Relationships	2010	2009	2010	2009
Foreign currency exchange contracts	$667	$751	$(718)	$3,396

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended September 30,		Six months ended September 30,
Portion)	2010	2009	2010	2009
Costs of revenue	$156	$(1,077)	$609	$(2,195)
Operating expenses	$77	$(561)	$302	$(1,171)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended September 30,		Six months ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2010	2009	2010	2009
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$54	$(88)	$119	$(166)
	Revenue	$(205)	$(41)	$(106)	$(325)
	Costs of revenue	$89	$17	$42	$114
	Selling, general and administrative expenses	$9	$1	$3	$39

(8) Income Taxes

Including discrete items, the Company’s effective tax rate was 7.7% and 7.1% for the three and six months ended September 30, 2010, as compared to an effective tax rate of 10.8% and 11.1% for the three and six months ended September 30, 2009. This decrease is primarily due to tax benefits related to the reversal of certain tax reserves, prior years’ refund claims as well as  the geographic mix of the Company’s forecasted taxable profit partially offset by the expiration of the Hyderabad STP holiday (discussed below). The effective income tax rate is based on the estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions.

During the three month period ended June 30, 2010, the Company reduced the amount of unrecognized tax benefits related to its uncertain tax positions in the United Kingdom and India by $56 and $312, respectively due to lapse in statutory limits and settlements agreed to for pending appeals, respectively.

During the three month period ended September 30, 2010, the Company finalized its estimates of prior years’ refunds to be filed for research and development deductions and recognized a $269 tax benefit.

No other events, other than those noted above, occurred since March 31, 2010 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions.

The Company’s Indian subsidiaries are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park, or STP, which they operate. The Company’s Indian subsidiaries currently operate two STPs, one in Chennai and one in Hyderabad. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP holiday for Chennai is set to expire on March 2011. When the holiday ends, the taxable profit is taxed at the full statutory rate, currently 33.22%. The Company’s Indian subsidiaries also operate two development centers in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. The Company’s profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal 2010. In addition, the Company was also approved as an SEZ Co-developer and is building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ co-developer, the Company is also entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year March 2009. The Company has not yet claimed any SEZ co-developer income tax benefits. In addition, the Company has leased facilities in an SEZ designated location in Chennai, India.

The Company’s Sri Lankan subsidiary, referred to as Virtusa SL, was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated multiple extensions of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that the Company meet certain new job creation and investment criteria in Sri Lanka. The current agreement provides income tax exemption for all business income.

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Client revenue:
North America	$39,041	$27,216	$77,926	$55,910
Europe	10,924	9,550	21,629	17,564
Rest of world	2,711	731	4,524	1,391
Consolidated revenue	$52,676	$37,497	$104,079	$74,865

	September 30, 2010	March 31, 2010
Net assets:
United States	$123,126	$126,696
India	34,491	30,030
Sri Lanka	11,619	7,977
Europe	21,881	17,091
Consolidated net assets	$191,117	$181,794

During the three months ended September 30, 2010, revenue from two significant clients accounted for 14.8% and 11.3% respectively, of the Company’s consolidated revenue. During the six months ended September 30, 2010, revenue from two significant clients accounted for 14.7% and 10.8% respectively, of the Company’s consolidated revenue. During the three months ended September 30, 2009, revenue from four significant clients accounted for 17.1%, 12.6%, 11.5% and 10.4% respectively, of the Company’s consolidated revenue. During the six months ended September 30, 2009, revenue from these four clients represented 15.5%, 13.6%, 12.0% and 10.7% respectively, of the Company’s consolidated revenue.

(10) Treasury Stock

On August 5, 2009, the Company’s board of directors approved a stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company’s outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three and six months ended September 30, 2010, the Company did not purchase any shares of its common stock under this program.  The stock repurchase program expired on August 5, 2010.

(11) Debt

On July 30, 2010, the Company entered into a new $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPM”) which expires on July 31, 2013. The primary purpose of the new credit agreement is to support the Company’s foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in the Company’s U.S. assets in favor of JPM as well as other collateral. The agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. In connection with the execution of the new credit facility, the Company terminated its existing $3,000 amended and restated line of credit agreement with RBS Citizens, N.A. and JPM.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to such financial institution. During the six months ended September 30, 2010, $9,446 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the six-months ended September 30, 2010. No amounts were outstanding under the financing agreement at September 30, 2010, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(12) Subsequent Events

On October 1, 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £2,235 and will expire on various dates during the period ending December 30, 2010. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.57.

On October 21, 2010, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling and to minimize volatility in Indian rupee denominated expenses. The U.S dollar contracts have an aggregate notional amount of approximately 436,609 Indian rupees (approximately $9,566) and an average settlement rate of 45.64 Indian rupees per U.S. dollar. The U.K. pound sterling contracts have an aggregate notional amount of approximately 229,080 Indian rupees (approximately £3,215) and have an average settlement rate of 71.26 Indian rupees per U.K. pound sterling. These contracts will expire at various dates during the period ending on September 30, 2012. Upon expiration, the

Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on October 21, 2010 of $1.58, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 45.48 Indian rupees per U.S. dollar. Such blended, weighted average Indian rupee rate is subject to change, to the extent of any appreciation or depreciation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, on the Company’s Indian rupee denominated expenses they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, United Kingdom, Hungary and the Netherlands and global delivery centers in Hyderabad, Chennai, and Bangalore, India and Colombo, Sri Lanka.  At September 30, 2010, we had 4,522 employees, or team members.

In our three months ended September 30, 2010, our revenue increased by 40.5% to $52.7 million, compared to $37.5 million in our three months ended September 30, 2009. In our six months ended September 30, 2010, our revenue increased by 39.0% to $104.1 million, compared to $74.9 million in our six months ended September 30, 2009.

Net income increased by 24.4%, or $0.7 million, to $3.7 million in our three months ended September 30, 2010, as compared to $3.0 million in our three months ended September 30, 2009. Net income increased by 20.6%, or $1.2 million, to $6.8 million in our six months ended September 30, 2010, as compared to $5.6 million in our six months ended September 30, 2009.

The increase in revenue for the three and six months ended September 30, 2010, as compared to the three and six months ended September 30, 2009, primarily resulted from:

•                  Higher revenue contribution from our clients existing as of September 30, 2009, including our largest client; and

•                  Revenue from clients obtained in connection with the acquisition of InSource LLC (“InSource”) in November 2009 and ConVista Consulting LLC (“ConVista”) in February 2010.

The key drivers of the increase in our net income for the three and six months ended September 30, 2010, as compared to the three and six months ended September 30, 2009, were as follows:

•                  Higher revenue contribution from new and existing clients, including those clients acquired in the recent acquisitions;

•                  Decreased operating expenses as a percentage of revenue due to our ability to leverage operating efficiencies over a larger revenue base; and

•                  Foreign exchange gains due to changes in the U.K. pound sterling and Indian rupee against the U.S. dollar, driven primarily by our hedging program.

These increases were partially offset by:

•                  Annual compensation increases effective April 1, 2010;

•                  Increase in expense related to use of subcontractors to satisfy demand for new project starts; and

•                  Acquisition related amortization expense and retention bonuses resulting from our acquisitions of InSource and ConVista.

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2010, 77% of our revenue was derived from clients who had been using our services for more than one year (91% when excluding revenue from clients recently acquired as a result of the InSource and ConVista acquisitions), as compared to 90% for the three months ended September 30, 2009. During the six months ended September 30, 2010, 77% of our revenue was derived from clients who had been using our services for more than one year (93% when excluding revenue from those clients recently acquired as a result of the InSource and ConVista acquisitions), as compared to 92% for the six months ended September 30, 2009. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We also have a dedicated business development team focused on generating engagements with new clients to expand our client base and, over time, reduce client concentration. In the three months ended September 30, 2010, recent client additions and expansions, including business acquired from InSource and ConVista, have comprised a larger percent of our total revenue as compared to three months ended September 30, 2009.

In the three months ended September 30, 2010, our European revenue increased 14.4%, or  $1.4 million, to $10.9 million, or 20.7% of total revenue, from $9.6 million, or 25.5% of total revenue in the three months ended September 30, 2009. In the six months ended September 30, 2010, our European revenue increased 23.1%, or $4.1 million, to $21.6 million, or 20.8% of total revenue, from $17.6 million, or 23.5% of total revenue, in the six months ended September 30, 2009. The increase is primarily due to the increase in revenue from one of our largest clients, British Telecommunications plc (“British Telecom”), in the three and six month period ended September 30, 2010, by 21.9% and 31.8% as compared to three and six month period ended September 30, 2009. Our European revenue, excluding British Telecom, was relatively unchanged for the three month period ended September 30, 2010, but increased 6.1% for the six months ended September 30, 2010 compared to the three and six months ended September 30, 2009.

Our gross profit increased by $4.0 million, or 24.2%, to $20.3 million for the three months ended September 30, 2010, as compared to $16.4 million in the three months ended September 30, 2009. Our gross profit increased by $7.0 million, or 21.2%, to $39.9 million for the six months ended September 30, 2010 as compared to $32.9 million in the six months ended September 30, 2009. The increase in gross profit during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily due to higher revenue, partially offset by increased cost of revenue which includes annual compensation increases and higher subcontractor expenses.

We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature.  During the three and six months ended September 30, 2010, our application outsourcing and consulting revenue represented 47% and 53%, respectively, of our total revenue. We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 18% and 19% of total revenue in the three and six months ended September 30, 2010, respectively, as compared to 16% and 17% of total revenue for the three and six months ended September 30, 2009, respectively. The increased revenue earned from fixed-price contracts in the three and six months ended September 30, 2010 primarily reflects our client preferences and revenue from new clients acquired in the ConVista acquisition.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2010, our attrition rate for the trailing twelve months, which reflects voluntary and involuntary attrition, was 27.7%. These attrition rates reflect a higher rate of voluntary and involuntary attrition as compared to prior periods and reflects increased volatility as regional and global economic conditions improve. We remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuation in the Indian Rupee and Sri Lankan Rupee against the U.S. dollar and U.K. pound sterling, as well as the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also could reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

We are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park, or STP, which we operate. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP holiday for our Chennai unit is set to expire on March 31, 2011. When the Chennai holiday ends, the taxable profit will be taxed at the full statutory rate, currently 33.22%. As a result of the expiration, our effective tax rate will increase.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition, income taxes, valuation of financial instruments and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC.

Results of operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The following table presents an overview of our results of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change
Revenue	$52,676	$37,497	15,179	40.5%
Costs of revenue	32,335	21,114	11,221	53.1%
Gross profit	20,341	16,383	3,958	24.2%
Operating expenses	16,292	13,206	3,086	23.4%
Income from operations	4,049	3,177	872	27.4%
Other income (expense)	(23)	171	(194)	(113.5)%
Income before income tax expense	4,026	3,348	678	20.3%
Income tax expense	310	362	(52)	(14.4)%
Net income	$3,716	$2,986	730	24.4%

Revenue

Revenue increased by 40.5%, or $15.2 million, from $37.5 million during the three months ended September 30, 2009 to $52.7 million in the three months ended September 30, 2010. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2009, including our largest client, and revenue from clients obtained in connection with the acquisitions of InSource in November 2009 and ConVista in February 2010. Revenue from North American clients in the three month period ended September 30, 2010 increased by $11.8 million, or 43.5%, as compared to the three months ended September 30, 2009, due to higher revenue contribution from new clients, including those clients acquired in the InSource and ConVista acquisitions. Revenue from European clients increased by $1.4 million, or 14.4%, as compared to the three months ended September 30, 2009, due primarily to increased revenue contribution from one client, British Telecom. Revenue from clients existing as of September 30, 2009 increased in the three months ended September 30, 2010 by $3.1 million. Revenue from new clients added since September 30, 2009, including those new clients added as a result of the InSource and ConVista acquisitions, was $12.1 million, or 23.0% of total revenue, for the three months ended September 30, 2010. We had 76 active clients at September 30, 2010, as compared to 59 active clients at September 30, 2009.

Costs of revenue

Costs of revenue increased from $21.1 million in the three months ended September 30, 2009 to $32.3 million in the three months ended September 30, 2010, an increase of $11.2 million, or 53.1%. The increase in cost of revenue was primarily driven by increase of $8.9 million in compensation costs for our IT professionals in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, including annual compensation increases and the costs related to the number of onsite employees added as a result of the InSource and ConVista acquisitions. At September 30, 2010, we had 4,180 IT professionals as compared to 3,263 at September 30, 2009. In addition, we incurred increased travel and subcontractor costs of $1.1 million and $2.6 million, respectively, in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This increase was partially offset by foreign currency gains of $0.2 million in the three months ended September 30, 2010, as compared to hedging losses of $1.1 million in the three months ended September 30, 2009.  As a percentage of revenue, cost of revenue increased from 56.3% for the three months ended September 30, 2009 to 61.4% for three months ended September 30, 2010.

Gross profit

Our gross profit increased by $4.0 million, or 24.2%, to $20.3 million for the three months ended September 30, 2010 as compared to $16.4 million for the three months ended September 30, 2009 due to a higher revenue base and increased utilization, partially offset by annual compensation increases, increased subcontractor costs and higher costs related to increased onsite work.  As a percentage of revenue, gross profit margin was 38.6% and 43.7% in the three months ended September 30, 2010 and 2009, respectively.

Operating expenses

Operating expenses increased from $13.2 million in the three months ended September 30, 2009 to $16.3 million in the three months ended September 30, 2010, an increase of $3.1 million, or 23.4%. The increase in our operating expenses in the three months ended September 30, 2010 was primarily due to increases of $2.6 million in compensation expenses, $0.8 million in amortization of intangible assets and $0.3 million in facilities expenses. This increase was partially offset by decreases of $0.6 million in hedging losses and $0.3 million in professional fees in the three month period ended September 30, 2010 when compared to the three month period ended September 30, 2009. As a percentage of revenue, our operating expenses decreased to 30.9% in the three months ended September 30, 2010 as compared to 35.2% in the three months ended September 30, 2009.

Income from operations

Income from operations increased by 27.4%, from $3.2 million in the three months ended September 30, 2009 to $4.0 million in the three months ended September 30, 2010. As a percentage of revenue, income from operations decreased from 8.5% in the three months ended September 30, 2009 to 7.7% in the three months ended September 30, 2010, primarily due to lower gross profit partially offset by lower operating expenses over a larger revenue base.

Other income (expense)

Other income (expense) decreased from $ 0.2 million in the three months ended September 30, 2009 to $(23,000) in the three months ended September 30, 2010. This decrease is primarily attributed to $0.5 million in foreign currency transaction losses in the three months ended September 30, 2010 as compared to $0.3 million in foreign currency transaction losses in the three months ended September 30, 2009.

Income tax expense

Income tax expense decreased by $0.1 million from $0.4 million in the three months ended September 30, 2009 to $0.3 million in the three months ended September 30, 2010. Our effective tax rate decreased from 10.8% for the three months ended September 30, 2009 to 7.7% for the three months ended September 30, 2010 due to the geographic mix of our forecasted taxable profit, recognition of certain U.K. tax incentives related to prior years as well as discrete tax benefits recorded offset in part by the expiration of our tax holiday in Hyderabad, India.

Net income

Net income increased by 24.5%, from $3.0 million in the three months ended September 30, 2009 to $3.7 million in the three months ended September 30, 2010 due primarily to higher gross profit, partially offset by higher cost of revenue and higher operating expenses during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Six months ended September 30, 2010 compared to the six months ended September 30, 2009

The following table presents an overview of our results of operations for the six months ended September 30, 2010 and 2009.

	Six Months Ended September 30,		$	%
(dollars in thousands)	2010	2009	Change	Change
Revenue	$104,079	$74,865	29,214	39.0%
Costs of revenue	64,222	41,985	22,237	53.0%
Gross profit	39,857	32,880	6,977	21.2%
Operating expenses	32,712	26,608	6,104	22.9%
Income from operations	7,145	6,272	873	13.9%
Other income	140	44	96	218.2%
Income before income tax expense	7,285	6,316	969	15.3%
Income tax expense	516	701	(185)	(26.4)%
Net income	$6,769	$5,615	1,154	20.6%

Revenue

Revenue increased by 39.0%, or $29.2 million, from $74.9 million during the six months ended September 30, 2009 to $104.1 million in the six months ended September 30, 2010. Revenue from North American clients increased 39.4%, or $22.0 million, in the six months ended September 30, 2010, as compared to the six months ended September 30, 2009 due to higher revenue contribution from new clients, including those clients acquired in the InSource and ConVista acquisitions. Revenue from European clients increased 23.1%, or $4.1 million, in the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, due primarily to increased revenue contribution from one client, British Telecom. Revenue from clients existing as of September 30, 2009 increased in the six months ended September 30, 2010 by $7.3 million as compared to the six months ended September 30, 2009. Revenue from new clients added since September 30, 2009 was $21.9 million, or 21.0%, of total revenue for the six months ended September 30, 2010. We had 76 active clients as of September 30, 2010 as compared to 59 active clients as of September 30, 2009.

Costs of revenue

Costs of revenue increased from $42.0 million in the six months ended September 30, 2009 to $64.2 million in the six months ended September 30, 2010, an increase of $22.2 million, or 53%. The increase in costs of revenue was primarily driven by an increase of $16.6 million in compensation costs for our IT professionals, which includes $0.5 million of acquisition-related retention bonus expense, in the six months ended September 30, 2010, as compared to the six months ended September 30, 2009. At September 30, 2010 we had 4,180 IT professionals as compared to 3,263 IT professionals at September 30, 2009. In addition, there were increased travel costs of $2.6 million and increased subcontractor costs of $5.6 million in the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. This increase was partially offset by foreign currency gains of $0.6 million in the six months ended September 30, 2010 as compared to hedging losses of $2.1 million in the six months ended September 30, 2010.

Gross profit

Our gross profit increased by $7.0 million, or 21.2%, to $39.9 million for the six months ended September 30, 2010 as compared to $32.9 million in the six months ended September 30, 2009 due to a higher revenue base and higher utilization of our IT professionals. The increase was partially offset by annual compensation increases, increased subcontractor costs and higher costs related to increased onsite work. As a percentage of revenue, gross margin was 38.3% and 43.9% in the six months ended September 30, 2010 and 2009, respectively.

Operating expenses

Operating expenses increased from $26.6 million in the six months ended September 30, 2009 to $32.7 million in the six months ended September 30, 2010, an increase of $6.1 million, or 22.9%. The increase in our operating expenses in the six months ended September 30, 2010 resulted from an increase of $4.7 million in compensation expenses, which includes $0.8 million of acquisition-related retention bonus expense, $1.7 million in amortization of intangible assets and $0.9 million in facilities expenses. This increase was partially offset by a decrease of $0.2 million in travel costs and by foreign currency gains of $0.3 million in the six months ended September 30, 2010 as compared to hedging losses of $1.1 million in the six months ended September 30, 2009. As a percentage of revenue, our operating expenses decreased from 35.5% in the six months ended September 30, 2009 to 31.4% in the six months ended September 30, 2010.

Income from operations

Income from operations increased by 13.9%, or $0.9 million, from $6.3 million in the six months ended September 30, 2009 to $7.1 million in the six months ended September 30, 2010. As a percentage of revenue, income from operations decreased from 8.4% in the six months ended September 30, 2009 to 6.9% in the six months ended September 30, 2010, primarily due to increased operating expenses but partially offset by higher gross profit.

Other income

Other income increased from $44,000 in the six months ended September 30, 2009 to $0.1 million in the six months ended September 30, 2010. The increase is attributed to a decrease in foreign currency transaction losses of $0.3 million partially offset by a reduction in interest income of $0.1 million and by a reduction in other income of $0.1 million during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009, due to lower effective interest rates despite a similar cash and cash equivalent balance.

Income tax expense

We had an income tax expense of $0.7 million in the six months ended September 30, 2009 compared to $0.5 million in the six months ended September 30, 2010. Our effective tax rate decreased to 7.1% for the six months ended September 30, 2010, as compared to 11.1% for the six months ended September 30, 2009, primarily due to the geographic mix of our forecasted profit. The effective tax rate for the six months ended September 30, 2010 also reflected a one-time tax benefit of $0.4 million related to the reversal of certain tax reserves offset by the expiration of our tax holiday in Hyderabad, India.

Net income

Net income increased by 20.6%, or by $1.2 million, from $5.6 million in the six months ended September 30, 2009 to $6.8 million in the six months ended September 30, 2010. This increase was driven primarily by higher gross profit during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 30, 2010, we entered into a new $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPM”) which expires on July 31, 2013.  The primary purpose of the new credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPM as well as other collateral. The agreement contains financial and reporting covenants and limitations. At September 30, 2010, there were no amounts outstanding under this credit facility.

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right to sell these auction-rate securities back to the investment firm at par, at our sole discretion, any time during the period from September 30, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. During the three months ended June 30, 2010, we sold auction rate securities of $3.5 million at par under this agreement. On July 1, 2010, UBS AG exercised its put option right to purchase the remaining $3.2 million of auction rate securities at par (See Note 6 to ourunaudited financial statements included elsewhere in this report).

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to such financial institution. During the three months ended September 30, 2010, we sold $9.4 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2010. No amounts were outstanding under the financing agreement at  September 30, 2010, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

In connection with the ConVista Acquisition, the purchase price was subject to adjustment after the closing for up to an additional $2.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. We determined the fair value of the contingent consideration upon the closing of the ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1.6 million to the purchase price. As of March 31, 2010, and September 30, 2010, the present value of the contingent consideration was $1.8 million (See Note 4 to our unaudited financial statements included elsewhere in this report).

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 325,000 square feet, over the next two fiscal years at a total estimated cost of $27.5 million, of which we anticipate incurring capital expenditures of approximately $7.2 million during the fiscal year ending March 31, 2011. Through September 30, 2010, we have incurred approximately $19.0 million toward the completion of this facility with approximately $2.9 million incurred during the six months ended September 30, 2010. Other capital expenditures during the six months ended September 30, 2010 were approximately $2.8 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2011 to be approximately $5.0 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2010	2009
Net cash provided by operating activities	$4,562	$12,433
Net cash used for investing activities	(6,749)	(965)
Net cash provided by (used for) financing activities	(314)	1,665
Effect of exchange rate changes on cash	615	975
Net increase (decrease) in cash and cash equivalents	(1,886)	14,108
Cash and cash equivalents, beginning of period	43,851	55,698
Cash and cash equivalents, end of period	$41,965	$69,806

Net cash provided by operating activities

Net cash provided by operating activities was $4.5 million during the six months ended September 30, 2010 as compared to $12.4 million in cash provided by operations during the six months ended September 30, 2009. This change was primarily attributable to an increase in days sales outstanding, which was 77 days for the three months ended September 30, 2010 compared to 69 days for the three months ended September 30, 2009. In addition, there was an increased change in prepaid expenses and other current assets of $4.0 million. This decrease was partially offset by an increased change in operating liabilities of $4.3 million and increased depreciation and amortization expenses of $1.9 million.

Net cash used for investing activities

Net cash used for investing activities was $6.7 million during the six months ended September 30, 2010 as compared to $1.0 million used during the six months ended September 30, 2009. The change was primarily due to the increased use of cash  for capital expenditures in the amount of $3.9 million and an increased change in restricted cash of $3.0 million, which was partially offset by net increased sales activity in investment securities of $1.1 million.

Net cash provided by (used for) financing activities

Net cash used for financing activities was $0.3 million during the six months ended September 30, 2010, as compared to $1.7 million provided by financing activities during the six months ended September 30, 2009. The  decrease is primarily due to the decrease in cash provided by stock option exercises of $0.8 million during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009, and an additional $1.1 million used for the principle payments on capital leases during the six months ended September 30, 2010.

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

Recent accounting pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to mitigate the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. For example, in the three months ended September 30, 2010, the India rupee strengthened approximately 4% against the U.S. dollar.

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee, and the Sri Lankan rupee.

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at September 30, 2010 was $45.4 million. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 12  to our unaudited financial statements included elsewhere in this report for recent hedging activities). To the extent that these hedges  cease to qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2010. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At

September 30, 2010, we had $95.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the six months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On August 5, 2009, the Company’s board of directors approved a new stock repurchase program that authorized the purchase of up to $15.0 million of shares of the Company’s outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the three months ended September 30, 2010, the Company did not purchase any shares of its common stock under this program. On August 5, 2010, the stock repurchase program expired.

On August 8, 2007, we completed our initial public offering (“IPO”) of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We continue to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in Hyderabad, India, of which we have spent approximately $19.0 million as of September 30, 2010 and plan to spend approximately $11.7 million during our fiscal years ending March 31, 2011 and 2012. We also used a portion of our net proceeds to fund the acquisition of InSource and ConVista. The balance of the net proceeds from our IPO will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended September 30, 2010, we withheld an aggregate of 7,137 shares of restricted stock at a price of $9.00 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1

Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.2

Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.3

Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference) .

10.4

Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

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

Virtusa Corporation
Date: October 28, 2010	By:	/s/ Kris Canekeratne

Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2010	By:	/s/ Ranjan Kalia

Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1

Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.2

Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.3

Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference) .

10.4

Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

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