Form 10-Q
period 2010-12-31
VIRTUSA CORP
filed 2011-01-28
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of January 25, 2011:

Class	Number of Shares
Common Stock, par value $.01 per share	24,531,442

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2010	March 31, 2010
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$43,527	$43,851
Short-term investments	45,898	27,820
Accounts receivable, net of allowance of $687 and $700 at December 31, 2010 and March 31, 2010, respectively	40,201	31,160
Unbilled accounts receivable	5,567	6,123
Prepaid expenses	4,846	3,451
Deferred income taxes	835	540
Short-term restricted cash	812	3,225
Other current assets	6,456	7,100
Total current assets	148,142	123,270
Property and equipment, net of accumulated depreciation of $25,743 and $22,808 at December 31, 2010 and March 31, 2010, respectively	28,390	24,525
Long-term investments	13,903	24,309
Long-term restricted cash	277	953
Deferred income taxes	6,419	5,865
Goodwill	19,046	19,090
Intangible assets, net	10,198	12,697
Other long-term assets	4,737	5,164
Total assets	$231,112	$215,873
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,844	$6,769
Accrued employee compensation and benefits	12,963	8,949
Accrued expenses and other current liabilities	9,256	13,575
Deferred revenue	849	685
Income taxes payable	1,659	925
Total current liabilities	30,571	30,903
Long-term liabilities	3,277	3,176
Total liabilities	33,848	34,079
Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31, 2010 and March 31, 2010; issued zero shares at December 31, 2010 and March 31, 2010	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2010 and March 31, 2010; issued 25,780,418 and 25,197,790 shares at December 31, 2010 and March 31, 2010, respectively; outstanding 24,021,030 and 23,438,402 shares at December 31, 2010 and March 31, 2010, respectively	258	252
Treasury stock, 1,759,388 common shares, at cost, at December 31, 2010 and March 31, 2010	(8,244)	(8,244)
Additional paid-in capital	154,262	149,394
Accumulated earnings	53,588	42,614
Accumulated other comprehensive loss	(2,600)	(2,222)
Total stockholders’ equity	197,264	181,794
Total liabilities and stockholders’ equity	$231,112	$215,873

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2010	2009	2010	2009
Revenue	$55,606	$41,692	$159,685	$116,557
Costs of revenue	34,169	23,744	98,391	65,729
Gross profit	21,437	17,948	61,294	50,828
Operating expenses:
Selling, general and administrative expenses	16,453	14,549	49,165	41,156
Income from operations	4,984	3,399	12,129	9,672
Other income (expense):
Interest income, net	532	517	1,334	1,388
Foreign currency transaction losses	(533)	(416)	(1,165)	(1,252)
Other, net	(5)	4	(35)	13
Total other income (expense)	(6)	105	134	149
Income before income tax expense	4,978	3,504	12,263	9,821
Income tax expense	772	572	1,289	1,274
Net income	$4,206	$2,932	$10,974	$8,547
Net income per share of common stock:
Basic	$0.18	$0.13	$0.46	$0.37
Diluted	$0.17	$0.12	$0.45	$0.36
Comprehensive income:
Net income	$4,206	$2,932	$10,974	$8,547
Foreign currency translation adjustments	(234)	1,071	1,079	4,122
Unrealized gain (loss) on available-for-sale securities	(80)	(133)	(124)	251
Unrealized gain (loss) on effective cash flow hedges	34	1,424	(1,333)	5,499
Total comprehensive income	$3,926	$5,294	$10,596	$18,419

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2010	2009
Cash flows provided by operating activities:
Net income	$10,974	$8,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,409	3,533
Share-based compensation expense	2,943	2,563
Deferred income taxes	170	—
Gain on sale of plant and equipment	(62)	(325)
Foreign currency losses, net	1,165	1,252
Net changes in operating assets and liabilities:
Accounts receivable, net	(8,931)	3,040
Prepaid expenses and other current assets	(1,585)	2,420
Other long-term assets	49	(676)
Accounts payable	(1,405)	(2,263)
Accrued employee compensation and benefits	3,588	197
Accrued expenses—other	759	(1,651)
Deferred revenue	148	1,036
Excess tax benefits from stock option exercises	—	(45)
Income taxes payable	130	196
Other long-term liabilities	(989)	576
Net cash provided by operating activities	13,363	18,400
Cash flows used for investing activities:
Purchase of short-term investments	(19,810)	(1,967)
Proceeds from sale or maturity of short-term investments	25,441	18,850
Purchase of long-term investments	(22,506)	(36,275)
Proceeds from sale or maturity of long-term investments	9,308	8,100
Purchase of property and equipment	(7,529)	(2,087)
Proceeds from sale of property and equipment	86	—
Acquisition of a business, net of cash acquired	(3,219)	(6,137)
Decrease in restricted cash	3,018	1,966
Net cash used for investing activities	(15,211)	(17,550)
Cash flows provided by financing activities:
Proceeds from exercise of common stock options	2,188	1,670
Excess tax benefits from stock option exercises	—	45
Principal payments on capital lease obligation	(1,116)	(4)
Net cash provided by financing activities	1,072	1,711
Effect of exchange rate changes on cash and cash equivalents	452	1,106
Net increase (decrease) in cash and cash equivalents	(324)	3,667
Cash and cash equivalents, beginning of period	43,851	55,698
Cash and cash equivalents, end of period	$43,527	$59,365

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

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa Software Services, Private Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited, organized and located in the United Kingdom; Virtusa Securities Corporation, a Massachusetts securities corporation; InSource Holdings, Inc. incorporated and located in Connecticut; InSource LLC, a Connecticut limited liability company located in Connecticut; Virtusa International, B.V., organized and located in the Netherlands; and Virtusa Hungary Kft., incorporated and located in Hungary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and eligibility to claim income tax holidays in India and Sri Lanka, as well as liabilities, intangible assets, contingent consideration and valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Fair Value of Financial Instruments

At December 31, 2010 and March 31, 2010, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, contingent consideration and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments (see Note 6).

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Numerators:
Net income	$4,206	$2,932	$10,974	$8,547
Denominators:
Weighted average common shares outstanding	23,793,689	23,335,454	23,650,577	23,078,701
Dilutive effect of employee stock options	852,792	816,130	887,123	842,760
Dilutive effect of stock appreciation rights	37,168	47,089	38,458	50,034
Weighted average shares-diluted	24,683,649	24,198,673	24,576,158	23,971,495
Net income per share-basic	$0.18	$0.13	$0.46	$0.37
Net income per share-diluted	$0.17	$0.12	$0.45	$0.36

During the three and nine months ended December 31, 2010, options to purchase 386,510 and 949,720 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

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

The InSource Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Stock Purchase Agreement, the purchase price for the InSource Acquisition was $7,250 in cash, subject to post-closing adjustments. Ten percent (10%), or $725, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Stock Purchase Agreement.  During the three months ended December 31, 2010, the Company released $710 to the InSource shareholders with respect to the holdback and retained $15 to satisfy certain indemnification obligations of the InSource shareholders, resulting in a decrease to short term restricted cash of $725 at December 31, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $500 in earn-out consideration based on the achievement of certain revenue and operating margin targets for InSource’s calendar year and fourth quarter 2009. At December 31, 2009, the Company determined that InSource met 100% of the performance targets. The earn-out consideration was paid as of March 31, 2010. The purchase price was also subject to an adjustment that would reimburse the InSource sellers if their tax burden from a specified tax election made by the Company exceeds $120. Upon the closing of the InSource Acquisition, the Company estimated the fair value of the purchase price adjustment related to this tax election to be $208. During the three months ended September 30, 2010, the Company and InSource sellers agreed upon a final purchase price adjustment of $164 and the resulting decrease in fair value of the purchase price adjustment of $44 was recorded to goodwill.

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

The ConVista Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Asset Purchase Agreement, the purchase price for the ConVista Acquisition was $24,846 in cash, subject to post-closing adjustments. Ten percent (10%), or $2,500, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. During the three months ended December 31, 2010, the Company released the entire amount of the holdback plus interest to the ConVista sellers, resulting in a decrease to short-term restricted cash of $2,509.

The purchase price was subject to adjustment after the closing for up to an additional $2,000 in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The Company determined the fair value of the contingent consideration upon the closing of the ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1,620 to the purchase price. As of March 31, 2010 and December 31, 2010, the present value of the contingent consideration was $1,664 and $1,884 respectively. The change in the present value of $76 and $220 was recorded to selling, general and administration expenses during the three and nine months ended December 31, 2010, respectively.

The following unaudited, pro forma information assumes the InSource Acquisition and ConVista Acquisition occurred at the beginning of the periods presented. The pro forma results of the acquisitions were combined as the InSource Acquisition was not material to the consolidated financial results.

	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2009
	(Unaudited)	(Unaudited)
Revenue	$49,212	$137,067
Net income (1)	$4,042	$10,506

(1)          Pro forma net income for the three and nine months ended December 31, 2009 does not include amortization expense or acquisition related bonuses.

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts acquired as a result of the InSource and ConVista acquisitions, at December 31, 2010 and accumulated amortization at December 31, 2010:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$1,295	$9,405
Partner relationships	6.0	100	58	42
Trademark	2.0	700	107	593
Backlog	1.0	1,800	1,642	158
	6.9	$13,300	$3,102	$10,198

The components included in the gross carrying amounts at December 31, 2010 reflect the consummation of the InSource Acquisition on November 4, 2009, and the ConVista Acquisition on February 1, 2010. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Goodwill:

The Company has one reportable segment at December 31, 2010. The following are details of the changes in goodwill balance at December 31, 2010:

Amount
Balance at April 1, 2010	$19,090
Purchase price adjustment	(44)
Balance at December 31, 2010	$19,046

The goodwill balance is expected to be deductible for tax purposes.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2010, and determined that the estimated fair value of its reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. There was no indication of impairment during the three months ended December 31, 2010.

(5) Investment Securities

At December 31, 2010 and March 31, 2010, all of the Company’s investment securities were classified as available-for-sale or trading and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 6).

The following is a summary of investment securities at December 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$21,910	$71	$(5)	$21,976
Non-current	7,547	6	(14)	7,539
Auction-rate securities:
Non-current	900	—	(27)	873
Agency and short-term notes:
Current	500	—	—	500
Non-current	5,502	—	(11)	5,491
Municipal bonds:
Current	2,393	1	(11)	2,383
Time deposits: Current	21,039	—	—	21,039
Total investments	$59,791	$78	$(68)	$59,801

The following is a summary of investment securities at March 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,663	$68	$—	$6,731
Non-current	14,372	73	(14)	14,431
Auction-rate securities:
Non-current	900	—	(30)	870
Agency bonds:
Current	7,619	30	—	7,649
Non-current	7,200	12	—	7,212
Municipal bonds:
Current	1,210	4	—	1,214
Non-current	1,805	—	(9)	1,796
Time deposits: Current	5,773	—	—	5,773
Total available-for-sale securities	45,542	187	(53)	45,676
Trading securities:
Auction-rate securities (current)	5,501	952	—	6,453
Total investments	$51,043	$1,139	$(53)	$52,129

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2010 and March 31, 2010 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, as well as the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, the Company does not intend to sell such investments, and it is more likely than not, the Company will not be required to sell such investments prior to the recovery of its amortized cost basis.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$5,450	$—	$—	$5,450
Investments:
Available-for-sale securities - current	24,859	—	—	24,859
Available-for-sale securities - non-current	13,030	—	873	13,903
Other investments - time deposits - current	21,039	—	—	21,039
Derivative instruments - current	—	1,391	—	1,391
Derivative instruments - non-current	—	92	—	92
Total assets	$64,378	$1,483	$873	$66,734
Liabilities:
Derivative instruments - current	$—	$163	$—	$163
Derivative instruments - non-current	—	208	—	208
Contingent consideration	—	—	1,884	1,884
Total liabilities	$—	$371	$1,884	$2,255

In November 2008, the Company entered into an agreement (the “Agreement”) with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right to sell (the “Put Option”) these auction-rate securities back to the investment firm at par, at the Company’s sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company’s behalf at par any time after the execution of the Agreement through July 2, 2012. During the nine months ended December 31, 2010, the Company sold certain auction rate securities, subject to the Put Option under the Agreement, in the amount of $6,675 at par value.

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

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are either student loans which are substantially backed by the U.S. federal government or preferred shares required to be collateralized at least in a ratio of two to one in a closed end mutual fund. In February 2008, auctions for these securities began to fail and each auction since then has continued to fail. The Company classifies its investment in auction-rate securities as long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one year and based on the Company’s intent and ability to hold the securities until final maturity. These investments were recorded at fair value at December 31, 2010 and March 31, 2010.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at December 31, 2010:

Level 3 Assets
Balance at April 1, 2010	$7,545
Redemption of auction-rate securities and put option	(6,675)
Total unrealized gains (losses):
Included in other accumulated other comprehensive income	3
Balance at December 31, 2010	$873

During the nine months ended December 31, 2010, the Company recognized a gain on the sale of certain auction-rate securities, which was fully offset by the loss recognized on the Put Option.

The Company determines the fair value of the contingent consideration related to the ConVista Acquisition based on the probability of ConVista attaining certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as at December 31, 2010:

Level 3 Liabilities
Balance at April 1, 2010	$1,664
Recognized in earnings	220
Balance at December 31, 2010	$1,884

(7) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly, the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany and third-party balances, which are denominated in Indian rupees, Sri Lankan rupees, British pounds sterling and US dollars. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange movement on U.K. pound sterling denominated revenue and costs. The Balance Sheet Program and the U.K. Revenue and Cost Program do not meet the criteria for hedge accounting and all changes in the fair value of the derivatives purchased under these programs are recognized in the Company’s consolidated statements of income.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the inception of each contract, as well as on an ongoing basis. If and when hedge relationships are discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period, or within an additional two-month period of time thereafter, any unrealized gains or losses recorded in AOCI are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three and nine month periods ended December 31, 2010 and 2009.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $52,040 and $43,173, at December 31, 2010 and March 31, 2010, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,228 at December 31, 2010. At December 31, 2010, the maximum outstanding term of any derivative instrument under the Company’s hedging programs was 21 months.

The following tables set forth the fair value of derivative instruments designated as hedging instruments included in the consolidated balance sheets at December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
Foreign currency exchange contracts:
Other current assets	$1,391	$2,402
Other long-term assets	$92	$591
Accrued expenses and other current liabilities	$163	$—
Long-term liabilities	$208	$—

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2010 and 2009:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended December 31,		Nine months ended December 31,
Hedging Relationships	2010	2009	2010	2009
Foreign currency exchange contracts	$512	$1,495	$(207)	$4,892

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended December 31,		Nine months ended December 31,
Portion)	2010	2009	2010	2009
Costs of revenue	$518	$(475)	$1,127	$(2,670)
Operating expenses	$246	$(286)	$548	$(1,457)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended December 31,		Nine months ended December 31,
as Hedging Instrument	Recognized in Income on Derivatives	2010	2009	2010	2009
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(210)	$14	$(92)	$(151)
	Revenue	$(37)	$(123)	$(143)	$(449)
	Costs of revenue	$22	$57	$64	$172
	Selling, general and administrative expenses	$2	$4	$5	$43

(8) Income Taxes

Including discrete items, the Company’s effective tax rate was 15.5% and 10.5% for the three and nine months ended December 31, 2010, as compared to an effective tax rate of 16.3% and 13.0% for the three and nine months ended December 31, 2009. This decrease is primarily due to tax benefits related to the reversal of certain tax reserves, prior years’ refund claims as well as the geographic mix of the Company’s forecasted taxable profit partially offset by the expiration of the Hyderabad STP holiday (discussed below) and the effect of a state rate change of the Company’s deferred tax assets and liabilities. The effective income tax rate is based on the estimated composition of income in different jurisdictions for the fiscal year and adjustments, if any, in the unrecognized tax benefits for uncertain income tax positions.

During the three month period ended June 30, 2010, the Company reduced the amount of unrecognized tax benefits related to its uncertain tax positions in the United Kingdom and India by $56 and $312, respectively, due to lapse in statutory limits and settlements agreed to for pending appeals, respectively.

During the three month period ended September 30, 2010, the Company finalized its estimates of prior years’ refunds to be filed for research and development deductions and recognized a $269 tax benefit.

During the three month period ended December 31, 2010, the Company accepted a settlement related to pending appeals in India and recognized $160 of tax expense.

No other events, other than those noted above, occurred since March 31, 2010 that the Company believes would have had a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions.

The Company’s Indian subsidiaries are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim a tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park, or STP, which they operate. The Company’s Indian subsidiaries currently operate STPs in Chennai, Hyderabad and Bangalore. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP holidays for Chennai and Bangalore are set to expire on March 31, 2011. When the holidays end, the taxable profit will be taxed at the full statutory rate, currently 33.22%.  Accordingly, the Company’s effective tax rate is expected to increase in connection with the expiration of these tax holidays. The Company’s Indian subsidiaries also operate two development centers in areas designated as a Special Economic Zone, or SEZ, under the SEZ Act of 2005. The Company’s profits from its Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years, beginning in fiscal 2010. In addition, the Company was also approved as a SEZ co-developer and operates a campus in Hyderabad. As a SEZ co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year March 2009. The Company has not yet claimed any SEZ co-developer income tax benefits.

The Company’s Sri Lankan subsidiary, referred to as Virtusa SL, was approved as an export computer software developer eligible for tax exemption by the Sri Lanka Board of Investment in 1998, and has negotiated multiple extensions of the original holiday period in exchange for further capital investments in the Sri Lankan facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that the Company meet certain new job creation and investment criteria in Sri Lanka by March 31, 2013. In return, the current agreement provides income tax exemption for all business income from exports and certain other benefits. The Company has not yet met the criteria as prescribed in the current holiday agreement. The Company expects to achieve the target criteria.

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Client revenue:
North America	$41,279	$30,441	$119,205	$86,349
Europe	11,350	10,412	32,980	27,977
Rest of world	2,977	839	7,500	2,231
Consolidated revenue	$55,606	$41,692	$159,685	$116,557

	December 31, 2010	March 31, 2010
Net assets:
United States	$118,372	$126,696
India	45,187	30,030
Sri Lanka	15,147	7,977
Europe	18,558	17,091
Consolidated net assets	$197,264	$181,794

During the three months ended December 31, 2010, revenue from two significant clients accounted for 13.1% and 11.7% respectively, of the Company’s consolidated revenue. During the nine months ended December 31, 2010, revenue from these two significant clients accounted for 14.2% and 11.1% respectively, of the Company’s consolidated revenue. During the three months ended December 31, 2009, revenue from four significant clients accounted for 15.6%, 10.6%, 9.0% and 8.7% respectively, of the Company’s consolidated revenue. During the nine months ended December 31, 2009, revenue from these four clients represented 15.5%, 10.7%, 10.9% and 11.8% respectively, of the Company’s consolidated revenue.

(10) Treasury Stock

On August 5, 2009, the Company’s board of directors approved a stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company’s outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. During the nine months ended December 31, 2010, the Company did not purchase any shares of its common stock under this program. The stock repurchase program expired on August 5, 2010.

(11) Debt

On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPM”) which expires on July 31, 2013. The primary purpose of this agreement is to support the Company’s foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in the Company’s U.S. assets in favor of JPM as well as other collateral.

The agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. In connection with the execution of this credit facility, the Company terminated its previous $3,000 amended and restated line of credit agreement with RBS Citizens, N.A. and JPM.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to such financial institution. During the nine months ended December 31, 2010, $12,796 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the nine-months ended December 31, 2010. No amounts were outstanding under the financing agreement at December 31, 2010, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(12) Subsequent Events

On January 3, 2011, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £2,343 (approximately $3,655) and will expire on various dates during the period ending March 31, 2011. The weighted average U.K. pound sterling rate associated with these contracts is approximately 1.54.

On January 5, 2011, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling.  The U.S dollar contracts have an aggregate notional amount of approximately 26,796 Indian rupees (approximately $592) and an average settlement rate of 45.28 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 43,827 Indian rupees (approximately £624) and have an average settlement rate of 70.18 Indian rupees.  These contracts will expire at various dates during the 24 month period ending on December 31, 2012.  The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates.  Based on the U.S. dollar to U.K. pound sterling spot rate of $1.55 per UK pound sterling (which was the spot rate on January 5, 2011), the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 45.28 Indian rupees.

On January 25, 2011, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling.  The U.S dollar contracts have an aggregate notional amount of approximately 1,080,642 Indian rupees (approximately $22,574) and an average settlement rate of 47.63 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 708,462 Indian rupees (approximately £9,460) and have an average settlement rate of 74.78 Indian rupees.  These contracts will expire at various dates during the 24 month period ending on December 31, 2012.  The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates.  Based on the U.S. dollar to U.K. pound sterling spot rate of $1.58 per UK pound sterling (which was the spot rate on January 25, 2011), the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 47.68 Indian rupees.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, United Kingdom, Hungary and the Netherlands and global delivery centers in Hyderabad, Chennai, and Bangalore, India and Colombo, Sri Lanka. At December 31, 2010, we had 4,978 employees, or team members.

In our three months ended December 31, 2010, our revenue increased by 33.4% to $55.6 million, compared to $41.7 million in our three months ended December 31, 2009. In our nine months ended December 31, 2010, our revenue increased by 37.0% to $159.7 million, compared to $116.6 million in our nine months ended December 31, 2009.

The increase in revenue for the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, primarily resulted from:

•                  Higher revenue contribution from the new clients added over the last eighteen to twenty-four months primarily driven by growth in our clients in the banking, financial service and insurance, or BSFI, industries; and

•                  Revenue from clients obtained in connection with the acquisition of InSource LLC (“InSource”) in November 2009 and ConVista Consulting LLC (“ConVista”) in February 2010.

Net income increased by 43.5%, or $1.3 million, to $4.2 million in our three months ended December 31, 2010, as compared to $2.9 million in our three months ended December 31, 2009. Net income increased by 28.4%, or $2.4 million, to $11.0 million in our nine months ended December 31, 2010, as compared to $8.5 million in our nine months ended December 31, 2009.

The key drivers of the increase in our net income for the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, were as follows:

•                  Higher revenue contribution from new and existing clients, including those clients acquired in the recent acquisitions of InSource and ConVista;

•                  Decreased operating expenses as a percentage of revenue due to our ability to leverage operating efficiencies over a larger revenue base; and

•                  Foreign exchange gains due to changes in the U.K. pound sterling and Indian rupee against the U.S. dollar, driven primarily by our hedging programs.

These increases were partially offset by:

•                  Lower gross margin driven primarily by lower utilization and increased use of onsite resources to satisfy staffing needs, which includes our use of subcontractors;

•                  Performance-based review cycles and related compensation increases; and

•                  Acquisition related amortization expense and retention bonuses resulting primarily from our acquisition of ConVista.

High repeat business and client concentration are common in our industry. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.  During the three months ended December 31, 2010, 78% of our revenue was derived from clients who had been using our services for more than one year (88% when excluding revenue from clients recently acquired as a result of the InSource and ConVista acquisitions), as compared to 81% for the three months ended December 31, 2009. During the nine months ended December 31, 2010, 77% of our revenue was derived from clients who had been using our services for more than one year (90% when excluding revenue from those clients recently acquired as a result of the InSource and ConVista acquisitions), as compared to 88% for the nine months ended December 31, 2009.

We also have a dedicated business development team focused on closing new accounts to expand our client base and, over time, reduce client concentration. In the three months ended December 31, 2010, recent client additions and expansions, including business acquired from InSource and ConVista, have comprised a larger percent of our total revenue as compared to three months ended December 31, 2009.

In the three months ended December 31, 2010, our North America revenue increased 35.6%, or $10.8 million, to $41.3 million, from $30.4 million in the three months ended December 31, 2009. In the nine months ended December 31, 2010, our North America revenue increased 38.1%, or $32.9 million, to $119.2 million, from $86.3 million, in the nine months ended December 31, 2009. The increase is primarily driven by growth in our clients in the BFSI industries.  For the three and nine month period ended December 31, 2010, North America revenue represented 74.2% and 74.7% of total revenue, respectively.

In the three months ended December 31, 2010, our European revenue increased 9.0%, or $0.9 million, to $11.4 million, from $10.4 million in the three months ended December 31, 2009. In the nine months ended December 31, 2010, our European revenue increased 17.9%, or $5.0 million, to $33.0 million, from $28.0 million, in the nine months ended December 31, 2009. The increase is primarily due to the increase in revenue from one of our largest clients, British Telecommunications plc (“British Telecom”), in the three and nine month period ended December 31, 2010, by 12.0% and 24.7% as compared to three and nine month period ended December 31, 2009. Our European revenue, excluding British Telecom increased in the three and nine month period ended December 31, 2010, by 4.0% and 5.3% as compared to the three and nine months ended December 31, 2009.  For the three and nine month period ended December 31, 2010, European revenue represented 20.4% and 20.7% of total revenue, respectively.

Our gross profit increased by $3.5 million, or 19.4%, to $21.4 million for the three months ended December 31, 2010, as compared to $17.9 million in the three months ended December 31, 2009. Our gross profit increased by $10.5 million, or 20.6%, to $61.3 million for the nine months ended December 31, 2010 as compared to $50.8 million in the nine months ended December 31, 2009. The increase in gross profit during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily due to higher revenue, partially offset by lower gross margin driven primarily by lower utilization and increased use of onsite resources to satisfy staffing needs, which includes our use of subcontractors, cyclical performance-based review and related compensation increases.

We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature. During the three months ended December 31, 2010, our application outsourcing and consulting revenue represented 48.7% and 51.3%, respectively, of our total revenue. During the nine months ended December 31, 2010, our application outsourcing and consulting revenue represented 47.8% and 52.2%, respectively, of our total revenue.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 19% of total revenue in the three and nine months ended December 31, 2010, respectively, as compared to 18% and 17% of total revenue for the three and nine months ended December 31, 2009, respectively. The increased revenue earned from fixed-price contracts in the three and nine months ended December 31, 2010 primarily reflects our client preferences and revenue from new clients acquired in the ConVista acquisition.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2010, our attrition rate for the trailing twelve months, which reflects voluntary and involuntary attrition, was 27.9%. These attrition rates reflect a higher rate of voluntary and involuntary attrition as compared to prior periods and reflect increased volatility as regional and global economic conditions improve. We remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

We are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park, or STP, which we operate in India. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP holidays for our Chennai and Bangalore units are set to expire on March 31, 2011. When the Chennai holiday ends, the taxable profit will be taxed at the full statutory rate, currently 33.22%. As a result of the expiration of these STP tax holidays, we expect that our effective tax rate will increase.

Our Sri Lankan subsidiary, referred to as Virtusa SL, was approved as an export computer software developer eligible for tax exemption by the Sri Lanka Board of Investment in 1998, and has negotiated multiple extensions of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria in Sri Lanka by March 31, 2013. In return, the current agreement provides an income tax exemption for all business income from exports of Virtusa SL and certain other benefits. We have not yet met the criteria as prescribed in the current holiday agreement.  Our inability to meet the agreed upon timetable for new job creation and investment would jeopardize the benefits of the holiday arrangement.  If we lose our holiday arrangement in Sri Lanka, our business, financial condition and results of operations would be materially and adversely impacted.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to revenue recognition, income taxes (including whether we qualify for income tax exemption in India or Sri Lanka), valuation of financial instruments and share-based compensation. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about our critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the SEC.

Results of operations

Three months ended December 31, 2010 compared to the three months ended December 31, 2009

The following table presents an overview of our results of operations for the three months ended December 31, 2010 and 2009.

	Three Months Ended December 31,		$	%
(dollars in thousands)	2010	2009	Change	Change
Revenue	$55,606	$41,692	13,914	33.4%
Costs of revenue	34,169	23,744	10,425	43.9%
Gross profit	21,437	17,948	3,489	19.4%
Operating expenses	16,453	14,549	1,904	13.1%
Income from operations	4,984	3,399	1,585	46.6%
Other income (expense)	(6)	105	(111)	(105.7)%
Income before income tax expense	4,978	3,504	1,474	42.1%
Income tax expense	772	572	200	35.0%
Net income	$4,206	$2,932	1,274	43.5%

Revenue

Revenue increased by 33.4%, or $13.9 million, from $41.7 million during the three months ended December 31, 2009 to $55.6 million in the three months ended December 31, 2010. The increase in revenue was primarily driven by higher revenue contribution from our new and existing clients as of December 31, 2009, and revenue from clients obtained in connection with the acquisitions of InSource in November 2009 and ConVista in February 2010. Revenue from North American clients in the three month period ended December 31, 2010 increased by $10.8 million, or 35.6%, as compared to the three months ended December 31, 2009, due primarily to higher revenue from new clients and existing clients in the BFSI industries. Revenue from European clients increased by $0.9 million, or 9.0%, as compared to the three months ended December 31, 2009, due primarily to increased revenue contribution from British Telecom. Revenue from clients existing as of December 31, 2009 increased in the three months ended December 31, 2010 by $1.9 million. Revenue from new clients added since December 31, 2009, including those new clients added as a result of the InSource and ConVista acquisitions, was $12.0 million, or 21.6% of total revenue, for the three months ended December 31, 2010. We had 78 active clients at December 31, 2010, as compared to 57 active clients at December 31, 2009.

Costs of revenue

Costs of revenue increased from $23.7 million in the three months ended December 31, 2009 to $34.2 million in the three months ended December 31, 2010, an increase of $10.4 million, or 43.9%. The increase in cost of revenue was primarily driven by increased use of onsite resources (including subcontractors) to satisfy staffing needs, an increase of $9.2 million in compensation costs for our IT professionals, which includes cyclical performance-based compensation increases and $0.2 million of acquisition-related retention bonus expense, in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. At December 31, 2010, we had 4,611 IT professionals as compared to 3,417 at December 31, 2009. In addition, we incurred increased travel and subcontractor costs of $2.4 million in the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. This increase was partially offset by foreign currency gains of $0.5 million in the three months ended December 31, 2010, as compared to hedging losses of $0.4 million in the three months ended December 31, 2009. As a percentage of revenue, cost of revenue increased from 57.0% for the three months ended December 31, 2009 to 61.4% for three months ended December 31, 2010.

Gross profit

Our gross profit increased by $3.5 million, or 19.4%, to $21.4 million for the three months ended December 31, 2010 as compared to $17.9 million for the three months ended December 31, 2009 due to a higher revenue base and foreign currency gains, partially offset by cyclical performance-based compensation increases, increased subcontractor costs and higher costs related to increased onsite work. As a percentage of revenue, gross profit margin was 38.6% and 43.0% in the three months ended December 31, 2010 and 2009, respectively.

Operating expenses

Operating expenses increased from $14.5 million in the three months ended December 31, 2009 to $16.5 million in the three months ended December 31, 2010, an increase of $1.9 million, or 13.1%. The increase in our operating expenses in the three months ended December 31, 2010 was primarily due to increases of $1.4 million in compensation expenses, which includes $0.4 million of acquisition-related retention bonus expense, $0.8 million in amortization of intangible assets and $0.3 million in facilities expenses. This increase was partially offset by $0.5 million in hedging gains and a reduction of $0.3 million in professional fees in the three month period ended December 31, 2010 when compared to the three month period ended December 31, 2009. As a percentage of revenue, our operating expenses decreased to 29.6% in the three months ended December 31, 2010 as compared to 34.9% in the three months ended December 31, 2009.

Income from operations

Income from operations increased by 46.6%, from $3.4 million in the three months ended December 31, 2009 to $5.0 million in the three months ended December 31, 2010. As a percentage of revenue, income from operations increased from 8.2% in the three months ended December 31, 2009 to 9.0% in the three months ended December 31, 2010, primarily due to a larger revenue base and lower operating expenses as a percentage of revenue due to operating efficiencies and a larger revenue base partially offset by higher cost of revenue.

Other income (expense)

Other income (expense) decreased from $0.1 million in the three months ended December 31, 2009 to $(6) thousand in the three months ended December 31, 2010. This decrease is primarily attributed to foreign currency transaction losses.

Income tax expense

Income tax expense increased by $0.2 million from $0.6 million in the three months ended December 31, 2009 to $0.8 million in the three months ended December 31, 2010. Our effective tax rate decreased from 16.3% for the three months ended December 31, 2009 to 15.5% for the three months ended December 31, 2010, due to the geographic mix of our forecasted taxable profit, recognition of certain U.K. tax incentives related to prior years as well as discrete tax benefits recorded offset in part by the expiration of our STP tax holiday in Hyderabad, India.

Net income

Net income increased by 43.5%, from $2.9 million in the three months ended December 31, 2009 to $4.2 million in the three months ended December 31, 2010 due primarily to an increased revenue base and lower operating expenses as a percentage of revenue due to operating efficiencies, partially offset by higher cost of revenue during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009.

Nine months ended December 31, 2010 compared to the nine months ended December 31, 2009

The following table presents an overview of our results of operations for the nine months ended December 31, 2010 and 2009.

	Nine Months Ended December 31,		$	%
(dollars in thousands)	2010	2009	Change	Change
Revenue	$159,685	$116,557	43,128	37.0%
Costs of revenue	98,391	65,729	32,662	49.7%
Gross profit	61,294	50,828	10,466	20.6%
Operating expenses	49,165	41,156	8,009	19.5%
Income from operations	12,129	9,672	2,457	25.4%
Other income	134	149	(15)	(10.1)%
Income before income tax expense	12,263	9,821	2,442	24.9%
Income tax expense	1,289	1,274	15	1.2%
Net income	$10,974	$8,547	2,427	28.4%

Revenue

Revenue increased by 37.0%, or $43.1 million, from $116.6 million during the nine months ended December 31, 2009 to $159.7 million in the nine months ended December 31, 2010, primarily driven by higher revenue contributions from our new and existing clients as of December 31, 2009, revenue from clients obtained in connection with the InSource and ConVista acquisitions and our clients in the BFSI industries. Revenue from North American clients increased 38.1%, or $32.9 million, in the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009 due to higher revenue contribution from our new and existing clients in the BFSI industries. Revenue from European clients increased 17.9%, or $5.0 million, in the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, due primarily to increased revenue contribution from British Telecom. Revenue from clients existing as of December 31, 2009 increased in the nine months ended December 31, 2010 by $7.1 million as compared to the nine months ended December 31, 2009. Revenue from new clients added since December 31, 2009, including those new clients added as a result of the InSource and ConVista acquisitions was $36.0 million, or 22.5%, of total revenue for the nine months ended December 31, 2010. We had 78 active clients as of December 31, 2010 as compared to 57 active clients as of December 31, 2009.

Costs of revenue

Costs of revenue increased from $65.7 million in the nine months ended December 31, 2009 to $98.4 million in the nine months ended December 31, 2010, an increase of $32.7 million, or 49.7%. The increase in costs of revenue was primarily driven by increased use of onsite resources (including subcontractors) to satisfy staffing needs, an increase of $25.8 million in compensation costs for our IT professionals, which includes cyclical performance-based compensation increases and $0.7 million of acquisition-related retention bonus expense, in the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009. At December 31, 2010 we had 4,611 IT professionals as compared to 3,417 IT professionals at December 31, 2009. In addition, there were increased travel costs of $3.9 million and increased subcontractor costs of $6.9 million in the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. This increase was partially offset by foreign currency gains of $1.2 million in the nine months ended December 31, 2010 as compared to hedging losses of $2.5 million in the nine months ended December 31, 2009.

Gross profit

Our gross profit increased by $10.5 million, or 20.6%, to $61.3 million for the nine months ended December 31, 2010 as compared to $50.8 million in the nine months ended December 31, 2009, due to a higher revenue base and foreign currency gains. The increase was partially offset by annual and mid-year performance-based review cycle compensation increases, increased subcontractor costs and higher costs related to increased onsite work. As a percentage of revenue, gross margin was 38.4% and 43.6% in the nine months ended December 31, 2010 and 2009, respectively.

Operating expenses

Operating expenses increased from $41.2 million in the nine months ended December 31, 2009 to $49.2 million in the nine months ended December 31, 2010, an increase of $8.0 million, or 19.5%. The increase in our operating expenses in the nine months ended December 31, 2010 resulted from an increase of $6.2 million in compensation expenses, which includes $1.3 million of acquisition-related retention bonus expense, $2.5 million in amortization of intangible assets and $1.1 million in facilities expenses. This increase was partially offset by a decrease of $0.3 million in travel costs and by foreign currency gains of $0.6 million in the nine months ended December 31, 2010 as compared to hedging losses of $1.4 million in the nine months ended December 31, 2009. As a percentage of revenue, our operating expenses decreased from 35.3% in the nine months ended December 31, 2009 to 30.8% in the nine months ended December 31, 2010.

Income from operations

Income from operations increased by 25.4%, or $2.5 million, from $9.7 million in the nine months ended December 31, 2009 to $12.1 million in the nine months ended December 31, 2010. As a percentage of revenue, income from operations decreased from 8.3% in the nine months ended December 31, 2009 to 7.6% in the nine months ended December 31, 2010, primarily due to higher cost of revenue partially offset by lower operating expenses as a percentage of revenue due to operating efficiencies and a larger revenue base.

Other income

Other income remained relatively unchanged at $0.1 million in the nine months ended December 31, 2009 and December 31, 2010.

Income tax expense

We had an income tax expense of $1.3 million in the nine months ended December 31, 2009 and December 31, 2010. Our effective tax rate decreased to 10.5% for the nine months ended December 31, 2010, as compared to 13.0% for the nine months ended December 31, 2009, primarily due to the geographic mix of our forecasted profit. The effective tax rate for the nine months ended December 31, 2010 also reflected a one-time tax benefit of $0.3 million related to the reversal of certain tax reserves offset by the expiration of our STP tax holiday in Hyderabad, India, as well as $0.2 million of expense related to the effect of a state rate change on certain of our deferred tax assets in the United States and $0.2 million of net tax expense related to transfer pricing disputes in India as well as the recognition of $0.3 million tax benefit from certain U.K. tax incentives related to prior years.

Net income

Net income increased by 28.4%, or by $2.4 million, from $8.5 million in the nine months ended December 31, 2009 to $11.0 million in the nine months ended December 31, 2010. This increase was driven primarily by an increased revenue base and lower operating expenses as a percentage of revenue due to operating efficiencies partially offset by higher cost of revenue during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 30, 2010, we entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPM”) which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPM as well as other collateral. The agreement contains financial and reporting covenants and limitations. At December 31, 2010, there were no amounts outstanding under this credit facility and we are in compliance with all covenants.

In November 2008, we entered into an agreement with UBS AG, the investment firm that had sold us auction-rate securities at a par value of $6.7 million. Under the agreement, we (1) received the right to sell these auction-rate securities back to the investment firm at par, at our sole discretion, any time during the period from December 31, 2010 through July 2, 2012, and (2) gave the investment firm the right to purchase these auction-rate securities or sell these securities on our behalf at par any time after the execution of the agreement through July 2, 2012. During the three months ended June 30, 2010, we sold auction rate securities of $3.5 million at par under this agreement. On July 1, 2010, UBS AG exercised its put option right to purchase the remaining $3.2 million of auction rate securities at par (See Note 6 to our unaudited financial statements included elsewhere in this report).

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to such financial institution. During the three months ended December 31, 2010, we sold $12.8 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine months ended December 31, 2010. No amounts were outstanding under the financing agreement at December 31, 2010, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

In connection with the ConVista Acquisition, the purchase price was subject to adjustment after the closing for up to an additional $2.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ending March 31, 2011. We determined the fair value of the contingent consideration upon the closing of the ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1.6 million to the purchase price. As of March 31, 2010, and December 31, 2010, the present value of the contingent consideration was $1.9 million (See Note 4 to our unaudited financial statements included elsewhere in this report).

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to complete the construction and build out of this facility, which will be approximately 325,000 square feet, over the next two fiscal years at a total estimated cost of $27.5 million, of which we anticipate incurring capital expenditures of approximately $5.7 million during the fiscal year ending March 31, 2011. Through December 31, 2010, we have incurred approximately $19.5 million toward the completion of this facility with approximately $3.7 million incurred during the nine months ended December 31, 2010. Other capital expenditures during the nine months ended December 31, 2010 were approximately $3.8 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2011 to be approximately $0.8 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2010	2009
Net cash provided by operating activities	$13,363	$18,400
Net cash used for investing activities	(15,211)	(17,550)
Net cash provided by financing activities	1,072	1,711
Effect of exchange rate changes on cash	452	1,106
Net increase (decrease) in cash and cash equivalents	(324)	3,667
Cash and cash equivalents, beginning of period	43,851	55,698
Cash and cash equivalents, end of period	$43,527	$59,365

Net cash provided by operating activities

Net cash provided by operating activities was $13.4 million during the nine months ended December 31, 2010 as compared to $18.4 million in cash provided by operations during the nine months ended December 31, 2009. This decrease was primarily due to an increase in days sales outstanding, which was 74 days for the three months ended December 31, 2010 compared to 68 days for the three months ended December 31, 2009. In addition, there was an increased change in prepaid expenses and other current assets of $4.0 million. This change was partially offset by increase in net income of $2.4 million, decreased change in long term assets of $0.7 million, increased change in operating liabilities of $4.2 million and increased depreciation and amortization expenses of $2.9 million.

Net cash used for investing activities

Net cash used for investing activities was $15.2 million during the nine months ended December 31, 2010 as compared to $17.6 million used during the nine months ended December 31, 2009. The change was primarily due to the net decreased purchase activity in investment securities of $3.7 million, net decreased change in restricted cash of $1.1 million and a decrease in net cash used of $2.9 million for the acquisitions of InSource and ConVista. This was partially offset by an increased use of cash for capital expenditures of $5.4 million.

Net cash provided by financing activities

Net cash provided by financing activities was $1.1 million during the nine months ended December 31, 2010, as compared to $1.7 million during the nine months ended December 31, 2009. The decrease is primarily due to the increase in principal payments on capital leases during the nine months ended December 31, 2010.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at December 31, 2010 was $52.0 million. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 12 to our unaudited financial statements included elsewhere in this report for recent hedging activities). To the extent that these hedges cease to qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2010. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At December 31, 2010, we had $103.3 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

On August 8, 2007, we completed our initial public offering (“IPO”) of 4,400,000 shares of common stock at a public offering price of $14.00 per share which we offered for sale pursuant to a registration statement on Form S-1 as amended (File No. 333-141952), declared effective by the SEC on August 2, 2007. Net proceeds of the IPO were approximately $52.8 million. We continue to use a portion of the net proceeds from our IPO to fund the construction and build-out of a new facility on our campus in

Hyderabad, India, of which we have spent approximately $19.5 million as of December 31, 2010 and plan to spend approximately $11.7 million during our fiscal years ending March 31, 2011 and 2012. We also used a portion of our net proceeds to fund the acquisition of InSource and ConVista. The balance of the net proceeds from our IPO will be used for working capital and other general corporate purposes.

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended December 31, 2010, we withheld an aggregate of 7,034 shares of restricted stock at a price of $14.30 per share.

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

Virtusa Corporation
Date: January 28, 2011	By:	/s/ Kris Canekeratne

Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: January 28, 2011	By:	/s/ Ranjan Kalia

Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed herewith.

**

Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.