Form 10-K
period 2011-03-31
VIRTUSA CORP
filed 2011-05-27
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☑

The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2010, based on $9.69 per share, the last reported sale price on the NASDAQ Global Market on that date, was $182,391,401.

The number of shares outstanding of each of the issuer's class of common stock as of May 25, 2011:

Class	Number of Shares
Common Stock, par value $0.01 per share	25,413,731

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its 2011 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2011. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2011

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

Item 1.    Business.

Overview

Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology ("IT") services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, reduce their total cost of ownership, accelerate time-to-market, increase productivity and improve their end customers' experience. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, and the Netherlands and global delivery centers in Bangalore, Hyderabad and Chennai, India, as well as in Colombo, Sri Lanka and Budapest, Hungary.

Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India, Sri Lanka and Hungary to provide value-added services rapidly and cost-effectively. They do this by using our enhanced global delivery model, which we manage to a 20/80, or better, onsite-to-offshore service delivery mix.

We apply our innovative platforming approach across all of our services. We help our clients combine common business processes and rules, technology frameworks and data into reusable application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies while also improving business agility and realizing long-term and ongoing cost savings.

We enable our clients to use IT to accelerate business outcomes, including improving their time-to-market, increasing productivity and improving their end customers' experience. We are able to improve return on investment ("ROI") through our enhanced global delivery model. We also reduce the effort and costs required to maintain and develop IT applications by streamlining and consolidating our clients' applications on an ongoing basis. We believe that our solutions provide our clients with the consultative and high-value services associated with large consulting and systems integration firms, the cost-effectiveness associated with offshore IT outsourcing firms and the ongoing benefits of our innovative platforming approach.

We provide our IT services primarily to enterprises engaged in the following industries: communications and technology; banking, financial services and insurance ("BFSI"); and media and information. Our current clients include leading global enterprises such as Aetna Life Insurance Company, British Telecommunications plc ("BT"), Iron Mountain Information Management, Inc., JPMorgan Chase Bank, N.A. ("JPMC"), Fidelity National Information Services, Inc. ("FIS") (f/k/a Metavante Corporation, which was acquired by FIS) ("Metavante"), Thomson Reuters (Healthcare) Inc. ("Thomson"), and leading enterprise software developers such as Pegasystems Inc. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2011, 89% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 60%, 69% and 73% of our total revenue in the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Our largest client, BT, accounted for 14% and 16% of our total revenue in the fiscal years ended March 31, 2011 and 2010, respectively. During the fiscal year ended March 31, 2011, JPMC and Thomson accounted for 12% and 9%, respectively, of our total revenue. For the fiscal year ended March 31, 2010, Metavante and Thomson accounted for 11% and 10% of our revenue, respectively.

We have master services agreements with each of BT, Metavante, Thomson, and JPMC. Pursuant to our 2009 master services agreement ("MSA") with BT, BT has committed to a minimum aggregate expenditure under the MSA of approximately £102 million by March 31, 2013. Our agreement with Thomson has a perpetual term. Our agreement with Metavante remains in effect for the term of any statement of work in effect. Generally we renew our Metavante agreement on an annual basis for a 12-month term. Our current agreement with JPMC expires on December 5, 2014. Our agreements with Metavante, Thomson and JPMC do not provide for any minimum purchase obligations. All of these agreements generally may be terminated without additional liability by our clients (although BT is liable for certain minimum commitments per the above) for convenience on written notice of between 30 and 90 days, as well as by either party upon an uncured, material breach of the other party. There can be no assurance that these agreements will not be terminated or further amended prior to the end of their terms. The agreements with these clients also contain provisions for warranties, insurance, indemnification, limitations of liability, liquidated damages (in the case of BT), and other customary terms and conditions.

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

Broad range of IT services.    We provide a broad range of IT services, either individually or as part of an end-to-end solution, from business and IT consulting and technology implementation to application outsourcing. Our IT consulting services include strategic activities such as up front business case development and ROI, technology roadmaps, architecture services, and application portfolio assessment. Our technology implementation services include application development, systems integration, legacy system conversion and enablement, and quality assurance ("QA") and testing services. Our application outsourcing services include application enhancement, maintenance and infrastructure management. We also use our solution based service offerings, which are based on specialty skills and domain expertise in areas such as enterprise content management, data warehousing and business intelligence, business process management, mobility, cloud computing and social media, to accelerate business outcomes and improve the customer experience.

Enhanced global delivery model.    We believe we have an enhanced and integrated global delivery model. Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a 20/80, or better, onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively. During the past four fiscal years, we performed more than 80% of our total billable hours at our offshore global delivery centers. Our onsite client service teams are comprised of senior technical and industry experts who work on an integrated basis with our offshore teams in India and Sri Lanka. We leverage our global delivery model across all of our service offerings.

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

On November 4, 2009, we expanded our service offerings and domain expertise in the insurance and healthcare industries through the acquisition of InSource Holdings, Inc. ("InSource") and now offer additional services such as evaluation, assessment and remediation services for health care payers and providers related to The International Statistical Classification of Diseases and Related Health Problems 10th Revision ("ICD-10").

During our consulting engagements, we often leverage proprietary frameworks and tools to differentiate our services from our competitors and to accelerate delivery. Examples of these frameworks and tools include our Strategic Enterprise Information Roadmap framework, our Business Process Visualization tools and our Accelerated Solution Design Workshops ("ASD Workshops"). We believe that our consulting services are further differentiated by our ability to leverage our global delivery model for our engagements. Our onsite teams work directly with our clients to understand and analyze the current-state problems and to design the conceptual solutions. Our offshore teams work seamlessly with our onsite teams to design and expand the conceptual solution, research alternatives, perform detailed analyses, develop prototypes and proofs-of-concept and produce detailed reports. We believe that this approach reduces cost, allows us to explore more alternatives in the same amount of time and improves the quality of our deliverables.

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

Our technology implementation services are typically characterized by short delivery cycles, stringent service levels and evolving requirements. We have incorporated rapid, iterative development techniques into our approach, extensively employing prototyping, solution demonstration labs and other collaboration tools that enable us to work closely with our clients to understand and adapt to their changing business needs. Through our ASD Workshops, we are able to develop and deploy applications quickly, often within solution delivery cycles of less than three months. We provide technology implementation services across Microsoft and Java-based client-server and mainframe technologies.

On February 1, 2010, we extended our enterprise application, rationalization and modernization capabilities and service offerings through the acquisition of the business of ConVista Consulting, LLC ("ConVista") and now offer a wide range of financial transformation services built on the SAP platform.

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

We believe that our application outsourcing services are differentiated because they are based on the principle of migrating installed applications to flexible platforms that can sustain further growth and business change. We do this by:

  •
  developing a roadmap for the evolution of applications into platforms

  •
  establishing an ongoing planning and governance process for managing change

  •
  analyzing applications for common patterns and services

  •
  identifying application components that can be extended or enhanced as core components

  •
  integrating new functions, features and technologies into the target architecture

Platforming approach

Our platforming approach is embodied in a set of proprietary processes, tools and frameworks that address the fundamental challenges confronting IT executives. These challenges include the rising costs of technology ownership and the need to accelerate time-to-market, improve service and enhance productivity.

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

At the center of our platforming approach is a five-level maturity framework that allows us to adapt our service offerings to meet our clients' unique needs. Level 1 maturity in our platforming approach represents traditional applications where every line of code is embedded and unique to the application and every application is monolithic. Level 2 applications are less monolithic and more flexible and demonstrate characteristics such as configurability and customizability. Level 3 applications are advanced applications where the common code components and software assets are leveraged across multiple application families and product lines. Level 4 applications are framework-driven where the core business logic is reused with appropriate custom logic built around it. At the highest level of maturity are Level 5 applications, where platforms are greatly leveraged to simplify and accelerate application development and maintenance.

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

Our platforming approach improves software quality and IT productivity. Software assets within platforms are reused across applications, their robustness and quality improve with time and our clients are able to develop software with fewer defects. A library of ready-made building blocks significantly enhances productivity and reduces software development risks compared to traditional methods. This establishes a cycle of continual improvement in that the more an enterprise embraces platform-based solutions, the better the quality of its applications will be, and the less the effort required to build, enhance and maintain them.

Global delivery model

We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner. Our model leverages an efficient onsite-to-offshore service delivery mix and our proprietary Global Innovation Process ("GIP"), to manage and accelerate delivery, foster innovation and promote continual improvement.

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

Sales and marketing

Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. As of March 31, 2011, we had 127 marketing and business development professionals, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

Sales and sales support.    Our sales and sales support teams focus primarily on identifying, targeting and building relationships with prospective clients. These teams are supported in their efforts by industry specialists, technology consultants and solution architects, who work together to design client-specific solution proposals. Our sales and sales support teams are based in offices throughout the United States, Europe, India and Sri Lanka.

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

Marketing.    We maintain a marketing presence in the United States, Europe, including the United Kingdom and the Netherlands, India and Sri Lanka. Our marketing team seeks to build our brand awareness and generate target lists and sales leads through industry events, press releases, thought leadership publications, direct marketing campaigns and referrals from clients, strategic alliances and industry analysts. The marketing team maintains frequent contact with industry analysts and experts to understand market trends and dynamics.

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

Clients and industry expertise

We market and provide our services to companies in North America, Europe, the Middle East, India and Sri Lanka. For additional discussion regarding geographic information, see note 18 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2011 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. In the fiscal year ended March 31, 2011, 65% of our revenue came from clients who spent more than $5 million with us and 81% of our revenue came from clients who spent more than $2 million with us. Our largest client, BT, accounted for 14% and 16% of our total revenue in the fiscal years ended March 31, 2011 and 2010, respectively. During the fiscal year ended March 31, 2011, JPMC and Thomson accounted for 12% and 9%, respectively, of our total revenue. For the fiscal year ended March 31, 2010, Metavante and Thomson accounted for 11% and 10%, respectively, of our revenue.

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

Communications and technology.    For our communications clients, we focus on customer service, sales and billing functions and regulatory compliance and help them improve service levels, shorten time-to-market and modernize their IT environments. For our technology clients, which include hardware manufacturers and software companies, we provide a wide range of industry-specific service offerings, including product management services, product architecture, engineering and quality assurance services, and professional services to support product implementation and integration. These clients often employ cutting-edge technology and generally require strong technical skills and a deep understanding of the software product lifecycle.

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

Competition

The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Limited, Infosys Technologies Limited, Patni Computer Systems Limited (recently acquired by iGate Corporation), Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture Ltd., Cap Gemini S.A., Computer Sciences Corporation, Deloitte Consulting LLP, IBM Global Services Consulting and Sapient Corporation

We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin

America and China, as well as offshore IT service providers with facilities in less expensive geographies within India.

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

Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2011, we experienced voluntary team member attrition at a rate of 22.6% and involuntary team member attrition at a rate of 5.1%. We remain committed to improving and sustaining our voluntary attrition levels in-line with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

As of March 31, 2011, we had 5,056 team members worldwide. We also retain outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

We monitor our network performance on a 24x7 basis to ensure high levels of network availability and periodically upgrade our network to enhance and optimize network efficiency across all operating locations. We use leased telecommunication lines to provide redundant data and voice communication with our clients' facilities and among all of our facilities in Asia, the United States and Europe. We also maintain multiple sites across our global delivery centers in India, Sri Lanka and Hungary as back-up centers to provide for continuity of infrastructure and resources in the case of natural disasters or other events that may cause a business interruption.

We have also implemented numerous security measures in our network to protect our and our clients' data, including multiple layers of anti-virus solutions, network intrusion detection, host intrusions detection and information monitoring. We are ISO 27001 certified and believe that we meet all of our clients' stringent security requirements for ongoing business with them.

Intellectual property

We believe that our continued success depends in part on the skills of our team members, the ability of our team members to continue to innovate and our intellectual property rights. We rely on a combination of copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our team members and consultants and we generally control access to and distribution of our proprietary information. These agreements generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark "Virtusa" in the United States, the European Community and India and have filed for registration of "Virtusa" in Sri Lanka. We have a registered service mark in the United States, "Productization", which we use to describe our methodology and approach to delivery services. We have also registered in the United States the service marks "BPM Test Drive" which we use to describe our consulting service offering involving business process management or BPM project implementation and "ACCELERATING BUSINESS OUTCOMES," which we use to describe the benefits of our services. We have no issued patents.

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

Business Segments and Geographic Information

We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 18 to our consolidated financial statements for the fiscal year ended March 31, 2011 contained in this Annual Report.

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

No information on our Internet website is incorporated by reference into this Annual Report on Form 10-K.

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

We have historically earned, and believe that over the next few years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 44%, 51% and 54% of our revenue in our fiscal years ended March 31, 2011, 2010 and 2009, respectively, from our top five clients during those periods. For the fiscal year ended March 31, 2011, BT, JPMC and Thomson accounted for 14%, 12% and 9% of our total revenue, respectively. In addition, during the fiscal years ended March 31, 2011 and 2010, 89% and 85% of our revenue, respectively, came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in, the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients or the acquisition of a client. Further, the loss of, or material reduction in revenue from any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, on October 30, 2009, we amended our master services agreement with BT to, among other things, revise various pricing terms between the parties, including reductions in rates charged and discounts provided by our U.K. subsidiary, Virtusa U.K. Limited, to BT. There can be no assurance that the agreement will not be terminated or further amended prior to the end of its term, or that the depreciation of the U.K. pound sterling against the United States dollar will not reduce the aggregate size of the minimum commitment which is set forth in the agreement, when translated into U.S. dollars.

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

Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. If we cannot hire and retain such additional qualified personnel, our ability to obtain, manage and staff new projects and to expand, manage and staff existing projects, may be impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2011, our voluntary attrition rate was 22.6%. There is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. We and the industry in which we operate generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers with which we compete have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners, which events have created and may in the future create, larger and better capitalized competitors. Our competitors may have superior abilities to compete for market share, and compete against us for our existing and prospective clients, as well as larger engagements offered by our existing or prospective clients which, due to our competitor size and scale, may have a competitive advantage in the bidding process. Our competitors may be better able to use significant economic incentives, such as lower billing rates or non-billable resources, to secure contracts with our existing and prospective clients or gain a competitive advantage by being able to staff engagements that we are unable to staff, due to shortage of resources or our lack of special skill sets. Our competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow our competitors to have advantages over us to meet client demands in an engagement requiring large numbers and varied types of resources with specific experience or skill-sets that we may not have readily available in the short-term or the long-term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

We depend on clients primarily located in the United States and the United Kingdom, as well as clients concentrated in specific industries, such as BFSI, and are therefore subject to risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

For our fiscal year ended March 31, 2011, we derived substantially all of our revenue from clients located in the United States and the United Kingdom, as well as clients concentrated in certain industries. During the fiscal year ended March 31, 2011, we generated 74% of our revenue from clients in the United States, 21% of our revenue from clients in the United Kingdom and 5% from clients in the rest of the world. While the United States and European economies recently have marginally improved, if a weakening or slowing of these economies or a deterioration in these financial markets occurs, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenue and profitability. Additionally, any prolonged recession or weakening of the growth rates and economies in the United States and/or Europe could have an adverse impact on our revenue as a large portion of our revenue is derived from the United States and Europe. In addition, in our fiscal year ended March 31, 2011, we derived substantially all of our revenue from clients in three industries: BFSI, communications and technology, and media and information. During our fiscal year ended March 31, 2011, we earned approximately 54% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 52% from the prior fiscal year. Any decline in the growth of the BFSI industries, particularly the financial services industry, significant consolidation in these industries or decrease in growth or consolidation in other industry verticals on which we focus, could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow, particularly in the United States, Europe or any of the geographies or industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these geographic locations or industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

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

We also regularly transfer employees from India and Sri Lanka to the United States to work on projects and at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved "Blanket L Program," under which the corporate relationships of our transferring and receiving entities have been pre-approved by the United States Citizenship and Immigration Services, or USCIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the pre-approval process through USCIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and USCIS, which adjudicates petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category and all applications are subject to increased scrutiny. As a result, the rate of refusals of initial L-1 petitions and of extensions has increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have delayed visa issuances as they are allowed the right to further scrutinize the visa and request for additional supporting documentation. Any inability to bring, or delays in bringing, qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our business, results of operations and financial condition.

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

Immigration laws in countries in which we seek to obtain visas or work permits may require us to meet certain other legal requirements as conditions to obtaining or maintaining entry visas. These immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. For instance, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced growth. The United Kingdom requires that all employees who are not nationals of European Union countries (plus Bulgaria and Romania) to obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nationals from countries such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but do need to obtain a worker registration within 30 days of arrival. On November 27, 2008, the United Kingdom changed its immigration practices and introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can demonstrate that the employee can accumulate 50 points based on certain attributes, which include academic qualifications, intended salary and other factors plus 10 points for English language (not necessary where the employee is an intra company transferee) and 10 points for maintenance. Where the employee has not worked for a Virtusa group company outside the United Kingdom for at least 12 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by a European Economic Area national. While we are an A-rated sponsor and have been able to obtain certificates of sponsorship to satisfy our demand for transfers to the United Kingdom, we can make no assurance that we can continue to do so.

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

Changes, and proposed changes, in U.S. immigration law, if approved into law, may increase our cost of revenue and may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed Public Law 111-230, which contained provisions to impose additional fees of $2,000 for certain H-1(B) petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were extended through September 20, 2015 in Public Law 111-347 and already have had a negative impact on our gross profits and overall cost of operations, given especially the very competitive environment in which we operate, and despite our efforts to recoup these costs either directly from our clients or indirectly through our billing rates. Legislators have also discussed comprehensive immigration reform. While the comprehensive immigration reform legislation focuses primarily on the millions of illegal immigrants in the United States, there is speculation that it may include some content regarding H-1(B) and L-1 visas as described in the recently proposed legislation. The potential risks and impact to our business if some or all of the proposed immigration legislation relating to use of H-1 (B) and L-1 visas is approved include:

  •
  Reduced ability to bring in Level 1 foreign workers on a L-1 or H-1(B) visa

  •
  Increased scrutiny and requests for proof of eligibility on the use of L-1 and H-1(B) visas, including a requirement to pay prevailing wages for L-1 visa holders from the first day of transfer

  •
  Elimination of a company's ability to pay the living expenses of an L-1 visa holder on a tax free basis

  •
  Increased oversight by the Department of Labor ("DOL") over issuance, use and administration of L-1 visas, just as the DOL currently oversees H-1(B) visas

In addition, new proposed legislation, including legislation being proposed by Senators Richard Durbin (D-Illinois) and Charles Grassley (R-Iowa), if enacted, may restrict companies with more than 50% of the U.S. based work force comprised of employees with an L-1 or H-1(B) visa from filing additional visa petitions, including visa petitions for H-1(B) or L-1 visas. Finally, the new legislation being discussed may require companies seeking H-1(B) and L-1 visas to undertake a good faith recruitment process to prove that there is no displacement of U.S. workers. If some or all of the legislation discussed above were passed into law, we may not be able to apply for or obtain necessary visas or work permits for key offshore personnel or other offshore resources needed for onsite assignments. Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing. Any inability to obtain, or extended delays in obtaining, these visas could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources rather than using existing offshore resources to staff onsite engagements. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S. prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins could then be materially and adversely affected. Finally, if the legislation requires additional "good faith" recruiting processes to occur locally before applying for H-1(B) visas, our costs of hiring could increase, and our ability to staff appropriately skilled resources on client projects could be restricted or substantially delayed. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We have operations primarily in the United States, India, Sri Lanka, Hungary, the Netherlands and the United Kingdom and we serve clients across North America, Europe, the Middle East and Asia. For the fiscal years ended March 31, 2011, 2010 and 2009, revenue generated outside of the United States accounted for 26%, 26% and 28% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary and the Netherlands. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

  •
  negative currency fluctuations between the U.S. dollar and the currencies in which we conduct transactions, including most significantly, the U.K. pound sterling (in which our foreign revenue is principally denominated) and the Indian and Sri Lankan rupees (in which our foreign costs are primarily denominated)

  •
  adverse income tax consequences resulting from foreign income tax examination, such as challenges to our transfer pricing arrangements and challenges to our ability to claim tax holiday benefits in the countries in which we operate

  •
  difficulties in staffing, managing and supporting operations in multiple countries

  •
  potential fluctuation or decline in foreign economies

  •
  unexpected changes in regulatory requirements, including immigration restrictions, potential tariffs and other trade barriers

  •
  legal uncertainty owing to the overlap of different legal regimes and problems in asserting contractual or other rights across international borders, including compliance with local laws of which we may be unaware

  •
  government currency control and restrictions on repatriation of earnings

  •
  the burden and expense of complying with the laws and regulations of various jurisdictions

  •
  domestic and international economic or political changes, hostilities, terrorist attacks and other acts of violence or war

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

Currency exchange rate fluctuations may materially and negatively affect our revenue, gross margin, operating margin, net income and cash flows.

The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in recent periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. During the fiscal year ended March 31, 2011, the U.K. pound sterling has shown continued volatility which has had, and may continue to have, a materially negative impact on our revenue generated in the U.K. pound sterling, as well as our operating income and net income. Any appreciation of the U.S. dollar against the U.K. pound sterling will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition and results of operations. Although we have entered into, and may continue to enter into, derivative contracts to mitigate the impact of the fluctuation in the U.K. pound sterling and the Indian rupee, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego certain benefits including benefits caused by depreciation of the Indian rupee with respect to our expenses or by a depreciation of the U.K. pound sterling with respect to our revenue.

Our operating results may be adversely affected by our use of derivative financial instruments.

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

Although we have adopted an eight quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. Furthermore, we are exposed to foreign currency volatility related to the Canadian dollar, the euro, and the Sri Lankan rupee which are not currently hedged. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

Recently, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") which seeks to regulate, among other matters, the manner in which companies and their financial institutions engage in hedging activities. In addition, the Commodity Futures Trading Commission (the "CFTC") and the Securities and Exchange Commission have recently proposed rules to implement certain provisions of the of Dodd-Frank Act, which if enacted, may have a material and negative impact on the manner in which we are able to engage in hedging activities. For instance, such proposed rules may require us to use cash or liquid investments (rather than a line of credit) to collateralize our hedging activities, which may require us to shift cash and cash equivalents freely available to us into restricted cash. Such requirement could become prohibitive and prevent us from continuing with our hedging program. Other proposed rules may also increase the costs of our hedging program, or may prevent us from working with our preferred banking institutions to effect these forward contracts or require us to clear these trades through a third party, each of which could materially increase our costs of operating our hedging program. While the proposed rules may change before enactment, if some of these rules are enacted, we can make no assurance that we will be able to continue to operate our hedging program, or if we are, on terms that are commercially viable to us.

We may face damage to our professional reputation if our services do not meet our clients' expectations.

Many of our projects involve technology applications or systems that are critical to the operations of our clients' businesses and handle a very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. If a client is not satisfied with our services or products, including those of subcontractors we employ, we may not be able to invoice for our services, or if we do invoice, we may not be able to collect the fees due on such engagement, and our business may suffer. Moreover, if we fail to meet our contractual obligations, our clients may terminate their contracts and we could face legal liabilities and increased costs, including warranty claims against us. Any failure in a client's project could result in a claim for substantial damages, our inability to recognize all or some of the revenue for the client project, non-payment of outstanding invoices, increased expenses due to increase in reserves for doubtful accounts, loss of future business with such client and increased costs due to non-billable time of our resources dedicated to address any performance or client satisfaction issues, regardless of our responsibility for such failure.

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

  •
  unknown liabilities

Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. For instance, in November 2009, we completed the acquisition of InSource, a consulting company focused on the insurance and healthcare industries for approximately $7.8 million, which includes post closing adjustments. In February 2010, we acquired the business of ConVista Consulting LLC, a consulting company focused on implementing high volume collection, disbursement claims and billing systems using SAP software, for an aggregate of approximately $26.8 million cash consideration, which includes post closing adjustments. In connection with these acquisitions, we are carrying $3.7 million (related to InSource) and $15.3 million (related to ConVista) in goodwill on our consolidated balance sheets at March 31, 2011. If we fail to successfully integrate these companies and maintain their value, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company or impairment of assets of any such company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

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

We anticipate that our current cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our current needs for general corporate purposes for the foreseeable future. However, we may also need additional financing to execute our current or future business strategies, including to:

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

We have spent $20.5 million through March 31, 2011 and currently plan to spend approximately an additional $7.0 million in the fiscal year ending March 31, 2012, in connection with the construction and build-out of a facility on our campus in Hyderabad, India. We also intend to make increased investments in our existing global delivery centers in Chennai, India and Colombo, Sri Lanka. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such investment may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability will be reduced.

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

We may not be able to continue to maintain or increase the profitability, and growth rates of previous fiscal years.

We may not succeed in maintaining our profitability and could incur losses in future periods. If we experience declines in demand or declines in pricing for our services, or if wages in India or Sri Lanka continue to increase at a faster rate than in the United States and the United Kingdom, we will be faced with continued growing costs for our IT professionals, including wage increases. We also expect to continue to make investments in infrastructure, facilities, sales and marketing and other resources as we expand our operations, thus incurring additional costs. If our revenue does not increase to offset these increases in costs or operating expenses, our operating results would be negatively affected. In fact, in future quarters we may not have any revenue growth and our revenue and net income could decline. You should not consider our historic revenue and net income growth rates as indicative of future growth rates. Accordingly, we cannot assure you that we will be able to maintain or increase our profitability in the future.

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

  •
  general economic conditions

In addition, the factors impacting our utilization rate, include:

  •
  our ability to transition team members quickly from completed or terminated projects to new engagements

  •
  our ability to maintain continuity of existing resources on existing projects

  •
  our ability to obtain visas or applicable work permits for offshore personnel to commence projects at a client site for new or existing engagements

  •
  the amount of time spent by our team members on non-billable training activities

  •
  our ability to maintain resources who are appropriately skilled for specific projects

  •
  our ability to forecast demand for our services and thereby maintain an appropriate number of team members

  •
  our ability to manage team member attrition seasonal trends, primarily our hiring cycle, holidays and vacations

  •
  the number of campus hires

If we are not able to maintain the rates we charge for our services or maintain an appropriate utilization rate for our IT professionals, our revenue will decline, our costs will increase and we will not be able to sustain or increase our gross or operating profit margins, any of which could have a material adverse effect on our profitability.

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

Our services are performed under both time-and-material and fixed-price arrangements. All revenue is recognized pursuant to generally accepted accounting standards. These standards require us to recognize revenue once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured. If we perform our services prior to the period when we are able to recognize the associated revenue, which may be due to our failure to obtain fully executed contracts from our clients during the performance period of our services, our revenue and margins may fluctuate significantly from quarter to quarter.

Additionally, a portion of our revenue is obtained from fixed price arrangements with our clients. Payment of our fees on fixed-price contracts is based on our ability to provide deliverables on certain dates or meet certain defined milestones. Our failure to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines, or otherwise meet a client's expectations, may result in non-payment of invoices, termination of engagements and our having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which the milestone is met, if we are able to achieve such milestone.

Unexpected costs or delays could make our contracts unprofitable.

A portion of our client engagements represent fixed price engagements. When making proposals for engagements, especially our fixed price engagements, we estimate the costs and timing for completion of the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies, staffing of resources, complexities of the engagement and costs. The profitability of our engagements, and in particular our fixed-price contracts, may be adversely affected by our ability to accurately estimate effort and resources needed to complete the project, increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, which could make these contracts less profitable or unprofitable. If we underestimate the effort and resources required to complete a project and cannot recoup additional costs from our client, or if we endure additional costs or delays, and cannot complete the project, our utilization rates may lower as we remediate project issues, our profit from these engagements may be adversely affected and we may be subject to litigation claims.

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

Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

  •
  unanticipated contract or project terminations, or reductions in scope or size of IT engagements

  •
  the continuing financial stability and growth prospects of our clients

  •
  general economic conditions

  •
  the number, timing, scope and contractual terms of IT projects in which we are engaged

  •
  delays in project commencement or staffing delays due to immigration issues or our inability to assign appropriately skilled or experienced personnel

  •
  the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project

  •
  changes in pricing in response to client demand and competitive pressures

  •
  the mix of onsite and offshore staffing

  •
  the mix of leadership and senior technical resources to junior engineering resources staffed on each project

  •
  unexpected changes in the utilization rate of our IT professionals

  •
  seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

  •
  the ratio of fixed-price contracts to time-and-materials contracts

  •
  employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

  •
  our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

  •
  one-time, non-recurring projects

As a result, our revenue and our operating results for a particular period are challenging to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also challenging to predict because we derive a substantial portion of our revenue from fees for services generated from short-term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to personnel and facilities, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:

  •
  a client's decision not to pursue a new project or proceed to succeeding stages of a current project

  •
  the completion during a quarter of several major client projects resulting in our having to pay underutilized team members in subsequent periods

  •
  adverse business decisions of our clients regarding the use of our services

  •
  our inability to transition team members quickly from completed projects to new engagements

  •
  our inability to manage costs, including personnel, infrastructure, facility and support services costs

  •
  exchange rate fluctuations

Due to the foregoing factors, it is possible that in some future periods our revenue and operating results may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly, or over time, and our business, financial condition and results of operations would be adversely affected.

Adverse or uncertain conditions in the global economy and disruption of financial markets could negatively impact our clients and therefore our results of operations.

The recent economic downturn has negatively impacted financial markets in the United States, Europe and Asia, resulting in extreme disruption and volatility in recent periods of financial markets, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of certain investments. These adverse economic developments affect our clients in a number of ways and could result in decreased global IT spending which, in turn, could result in delays, reductions in, or cancellation of engagements for our services. Regional and global economic weakness and uncertainty have also resulted in some companies reassessing their spending for technology and IT related projects and services. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated level of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

A significant or prolonged economic downturn in the IT services industry, or industries in which we focus, may result in our clients reducing or postponing spending on the services we offer.

Our revenue is dependent on us entering into large contracts for our services with a limited number of clients each year. As we are not the exclusive IT service provider for our clients, the volume of work that we perform for any specific client is likely to vary from year to year. There are a number of factors, other than our performance, that could affect the size, frequency and renewal rates of our client contracts. For instance, if economic conditions weaken or deteriorate in the IT services industry, or in any industry in which we focus, our clients may reduce or postpone their IT spending significantly which may, in turn, lower the demand for our services and negatively affect our revenue and profitability. As a way of dealing with a challenging economic environment, clients may change their outsourcing strategy by performing more work in-house or replacing their existing software with packaged software supported by the licensor. The loss of, or any significant decline in business from, one or more of our major clients likely would lead to a significant decline in our revenue and operating margins, particularly if we are unable to make corresponding reductions in our expenses in the event of any such loss or decline. Moreover, a significant change in the liquidity or financial position of any of these clients could have a material adverse effect on the collectability of our accounts receivable, liquidity and future operating results.

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

To manage our operations effectively, we must continue to maintain and may need to enhance our IT infrastructure, financial and accounting systems and controls and manage expanded operations in several locations. We also must attract, integrate, train and retain qualified personnel, especially in the areas of accounting, internal audit and financial disclosure. Further, we will need to manage our relationships with various clients, vendors and other third parties. We may not be able to develop and implement on a timely basis, if at all, the systems, infrastructure procedures and controls required to support our operations, including infrastructure management, and controls regarding usage and deployment of hardware and software, for performance of our services. Any failure by us to comply with these controls or our contractual obligations could result in legal liability to us, which would have a negative impact on our consolidated statements of income and consolidated balance sheets. Additionally, some factors, like changes in immigration laws or visa processing restrictions that limit our ability to engage offshore resources at client locations in the United States, the United Kingdom or other countries, are outside of our control. Our future operating results will also depend on our ability to develop and maintain a successful sales organization and processes that can ensure our ability to effectively monitor, manage and forecast our sales activities and resource needs. If we are unable to manage our operations effectively, our operating results could fluctuate from quarter to quarter and our financial condition could be materially adversely affected.

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

We cannot be sure that our services or the deliverables that we develop and create for our clients do not infringe on the intellectual property rights of third parties and infringement claims may be asserted against us or our clients. These claims may harm our reputation, distract management, increase costs and prevent us from offering some services to our clients. Historically, we have generally agreed to indemnify our clients for all expenses and liabilities resulting from infringement of intellectual property rights of third parties based on the services and deliverables that we have performed and provided to our clients. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. In addition, as a result of intellectual property litigation, we may be required to stop selling, incorporating or using products that use or incorporate the infringed intellectual property. We may be required to obtain a license or pay a royalty to make, sell or use the relevant technology from the owner of the infringed intellectual property. Such licenses or royalties may not be available on commercially reasonable terms, or at all. We may also be required to redesign our services or change our methodologies so as not to use the infringed intellectual property, which may not be technically or commercially feasible and may cause us to expend significant resources. Subject to certain limitations, under our indemnification obligations to our clients, we may also have to provide refunds to our clients to the extent that we must require them to cease using an infringing deliverable if we are unable to provide a work around or acquire a license to permit use of the infringing deliverable that we had provided to them as part of a service engagement. If we are obligated to make any such refunds or dedicate time to provide alternatives or acquire a license to the infringing intellectual property, our business and financial condition could be materially adversely affected. In addition, from time to time, we may be subject to audit by our vendors from whom we license and use software to confirm compliance with usage and deployment requirements. If these vendors conduct an audit and determine usage or deployment violations, we may be required to purchase software from these vendors, and we may be subject to claims of infringement or wrongful usage which may result in legal liability to us, including damages, legal fees and expenses. In addition to legal liability and related expense of any litigation, which may include damages and the obligation to purchase software from such software vendor, we may be prevented from using the vendor's software in the future which may have a material and negative impact on our ability to service our customers, conduct training of our IT professionals and generally perform our services.

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

We have three subsidiaries in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India. Since 1991, successive Indian governments have pursued policies of economic liberalization. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, India's central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax (which was repealed as of April 1, 2009) and new service taxes, and income-related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition. For instance, certain changes to the application of the Minimum Alternative Tax with respect to SEZ units may negatively impact our cash flows and other benefits enjoyed by us which could have a material adverse effect on our business, results of operations and financial condition.

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

The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. Since May 1999, military confrontations between India and Pakistan have occurred in Kashmir. Also, there have been military hostilities and civil unrest in Iraq and Afghanistan. Terrorist attacks, such as the ones that occurred in New York and Washington, D.C., on September 11, 2001, New Delhi on December 13, 2001, Bali on October 12, 2002, London on July 7, 2005, and Mumbai on November 26, 2008, civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, the United Kingdom or other countries, may adversely affect U.S., U.K. and worldwide financial markets. Prospective clients may wish to visit several of our facilities, including our global delivery centers in India or Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services. In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

In May 2009, the Sri Lankan government claimed victory in the ethnic conflict against the Tamil Tigers in Sri Lanka. The many years of the ethnic conflict have substantially affected the political and economic climate of Sri Lanka. With the military conflict now ended, the Sri Lankan economy may benefit from increased tourism, foreign investment and overall political stability. With economic growth and stability, the Sri Lankan currency may appreciate and there may be increased diversification in job opportunities for the Sri Lankan workforce. If the Sri Lankan rupee appreciates, our costs of operations may increase. In addition, if the Sri Lankan labor pool gains a growing number of alternatives due to an expanding and diversifying local economy, we may encounter increased competition and costs in recruiting, hiring and retaining qualified resources, each of which could have a negative impact on our costs of revenue and margins.

Our net income may decrease if the governments of the United Kingdom, the United States, Netherlands, Hungary, India or Sri Lanka adjust the amount of our taxable income by challenging our transfer pricing policies.

Our subsidiaries conduct intercompany transactions among themselves and with the U.S. parent company on an arm's-length basis in accordance with U.S. and local country transfer pricing regulations. The jurisdictions in which we operate could challenge our determination of arm's-length profit and issue tax assessments. Although the United States has income tax treaties with all countries in which we have operations, which should alleviate the risk of double taxation, the costs to appeal any such tax assessment and potential interest and penalties could decrease our earnings and cash flows.

The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2004, March 31, 2005 and March 31, 2007 of our Indian subsidiary, Virtusa (India) Private Ltd. ("Virtusa India"). At issue in these assessments were several matters, the most significant of which was the re-determination of the arm's-length profit related to intercompany transactions. For fiscal year ended March 31, 2004 and 2005 we contested both assessments and also filed appeals with Indian tax authorities and U.S. Competent Authorities. Although we have settled certain tax obligations for the fiscal years ended March 31, 2004 and 2005, we have appealed certain other tax related matters effecting our fiscal year ended March 31, 2004 and 2005 with the Indian tax authorities. During the fiscal year ended March 31, 2005, we have appealed the redetermination of arm length pricing for transactions with our U.K subsidiary. We continue to appeal the fiscal year ended March 31, 2007 assessment with the Indian tax authorities. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

Our net income may decrease if the governments of India or Sri Lanka levy new taxes or reduce or withdraw tax benefits and other incentives provided to us.

Virtusa India is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park ("STP"), which it operates. Virtusa India historically has operated STPs in Chennai and in Hyderabad. The income tax benefits of the STP in Chennai and Hyderabad expired on March 31, 2011 and 2010, respectively. Historically, however, substantially all of the earnings of both STPs qualified as tax-exempt export profits. Although we believe we have complied with and were eligible for the STP holidays, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level in previous tax years, subject to the applicable statute of limitations, which could result in additional legal liability, including obligations to pay additional taxes, penalties, interest and other costs arising out of such matter. For instance, the Indian taxing authorities issued an assessment order for the fiscal year ended March 31, 2006 of Virtusa India related to the denial of all STP benefits for our Chennai STP on the basis that it was formed by the splitting up or the reconstruction of our Hyderabad STP. Although we have filed appeals with the appropriate Indian tax authorities, we may incur additional legal liability and obligations to pay additional interest, penalties and costs related to such matter. We have appealed such assessment but we can make no assurance that our appeal will be successful.

We have located a portion of our Indian operations in areas designated as a Special Economic Zone ("SEZ"), under the SEZ Act of 2005. In particular, we are continuing our construction of a facility on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. In addition, we have leased space and operate in a SEZ designated location in Chennai, India. Although our profits from the SEZ operations would be eligible for certain income tax exemptions for a period up to 15 years, we may not be able to take full advantage of the tax holidays in each SEZ if we are not able to grow our operations, including the hiring of IT professionals into the SEZ facilities and there is no guarantee that we will secure SEZ status for any other future locations in India. Additionally, the government of India may deem us ineligible for a SEZ holiday or make adjustments to the transfer pricing profit levels resulting in an overall increase in our effective tax rate.

In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the Sri Lanka Board of Investment in 1998 and has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria. As of March 31, 2011, we have not yet met the job creation target. We have received notice that the Sri Lanka Board of Investment is unable to certify our tax holiday for the tax years ended March 31, 2007. Although we will vigorously contest any resulting tax assessment, we cannot provide assurance that we will prevail or, if we settle, it will be on terms favorable to us. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, financial results and materially reduce our profitability.

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

In addition, we contribute to benefit funds covering our employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the team member's, years of service and compensation. If the governments of India and/or Sri Lanka were to legislate increases to the benefits required under these plans or mandate additional benefits, our profitability and cash flows would be reduced.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies, trade secrets and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, non-disclosure agreements, other contractual arrangements and copyright, patent, and trademark laws to protect our intellectual property rights. However, existing laws of India and Sri Lanka do not provide protection of intellectual property rights to the same extent as provided in the United States. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other unauthorized use of our intellectual property. Thus, we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Our competitors may be able to imitate or duplicate our services or methodologies. The unauthorized use or duplication of our intellectual property could disrupt our ongoing business, distract our management and team members, reduce our revenue and increase our costs and expenses. We may need to litigate to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be extremely time-consuming and costly and could materially adversely impact our business.

Any changes in U.S. corporate income tax law to impose U.S. tax on untaxed foreign profits could result in a higher effective income tax rate for us and adversely impact net income.

The current administration has indicated it would support a tax policy that would limit certain incentives for U.S. companies which invest and reinvest overseas. If the current exemption for permanently reinvested foreign profits were to be repealed, it would have a material adverse impact on our effective tax rate and net income. We permanently reinvest our profits in and through our non-U.S. subsidiaries located in India and Sri Lanka where certain of such profits are not currently subject to tax under tax holidays in these countries. We can provide no assurance that a far reaching tax proposal impacting permanently reinvested foreign profits could be enacted which would reduce our net income and cash flows.

Risks related to our common stock

The market price of our common stock continues to be volatile.

The market price of our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of the common stock of many technology companies in ways that may have been unrelated to such companies' operating performance. Furthermore, we believe the market price of our common stock should reflect future growth and profitability expectations. If we fail to meet these expectations, the market price of our common stock may significantly decline.

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

Our executive officers, directors and stockholders affiliated with our directors beneficially own, in the aggregate, shares representing approximately 31.9% of our outstanding capital stock. Although we are not aware of any voting arrangements that are in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to exert substantial influence in the matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located in Westborough, Massachusetts, where pursuant to an amendment to our existing lease dated as of March 31, 2010, we lease approximately 22,147 square feet for a term expiring February 28, 2018. We also have sales and business development offices located in Maidenhead and London in the United Kingdom. We also have a lease in Connecticut totaling approximately 8,535 square feet expiring in the fiscal year ending March 31, 2013.

We have global delivery centers located in Bangalore, Hyderabad and Chennai, India as well as in Colombo, Sri Lanka and Budapest, Hungary. We lease space at two facilities in Hyderabad, India, totaling approximately 75,280 square feet, and at two facilities in Chennai, India, totaling approximately 158,883 square feet. In Colombo, Sri Lanka, we lease space at two facilities totaling approximately 165,302 square feet. Our leases in India and Sri Lanka vary in duration and term, have varying renewable terms and have expiration dates extending from 2011 to 2014. In addition, in March 2008, we entered into a 99-year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we are presently building a campus. We are in the process of constructing a facility on such campus which, when completed, will total approximately 325,000 square feet.

We also have sales and business development offices located in New York, California, and the Netherlands. These are short term leases with maturities not longer than one year.

We believe that our existing and planned facilities are adequate to support our existing operations and that, as needed; we will be able to obtain suitable additional facilities on commercially reasonable terms.

Item 3.    Legal Proceedings.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the outcome of such claims and legal actions, if decided adversely, is not currently expected to have a material adverse effect on our operating results, cash flows or consolidated financial position.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ Global Market on August 3, 2007 under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock for our fiscal years ended March 31, 2011 and March 31, 2010, respectively, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2010:
First quarter	$8.50	$6.04
Second quarter	$10.64	$7.58
Third quarter	$10.69	$8.50
Fourth quarter	$10.50	$8.08
Fiscal 2011:
First quarter	$11.45	$8.09
Second quarter	$11.20	$8.12
Third quarter	$16.82	$9.57
Fourth quarter	$18.86	$15.92

As of May 25, 2011, there were approximately 25,413,731 shares of our common stock outstanding held by approximately 129 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on May 25, 2011 was $19.14 per share.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2011 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have three equity compensation plans, each of which has been approved by our stockholders: (1) the Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, including the material features of plans not approved by our stockholders, please see note 11 to the consolidated financial statements included elsewhere in this Annual Report.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Awards or Outstanding Options Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	1,662,713	$8.34	1,091,213	(2)(3)
Equity compensation plans that have been approved by security holders—stock appreciation rights(4)	48,361	$4.21	—	(2)
Equity compensation plans not approved by security holders(5)	70,333	$6.89	—

Total	1,781,407		1,091,213

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

(4)
Consists of the SAR Plan.

(5)
Consists of 70,333 shares issuable upon exercise of options granted to Mr. Martin Trust, a board member. These options vested over a four-year period, are now fully vested and were granted on terms substantially similar to options granted under the 2000 Plan.

Issuer Purchases of Equity Securities

On July 28, 2008, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock which expired on July 28, 2009. On August 5, 2009, our board of directors authorized a new share repurchase program of up to $15 million of our common stock expiring August 5, 2010. This program terminated on August 5, 2010. During the fiscal year ended March 31, 2011, we did not purchase any shares under this program.

Under the terms of our 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended March 31, 2011, we withheld an aggregate of 6,999 shares of restricted stock at a price of $16.77 per share.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Item 6.    Selected Financial Data.

The selected historical financial data set forth below at March 31, 2011 and 2010 and for the fiscal years ended March 31, 2011, 2010, and 2009 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2009, 2008 and 2007 and for the fiscal years ended March 31, 2008 and 2007 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share amounts)
Revenue	$217,979	$164,365	$172,942	$165,198	$124,660
Costs of revenue	134,496	94,142	105,100	92,847	68,031

Gross profit	83,483	70,223	67,842	72,351	56,629
Operating expenses	65,697	57,330	57,864	52,972	42,478

Income from operations	17,786	12,893	9,978	19,379	14,151
Other income	441	56	2,888	3,249	1,209

Income before income tax expense (benefit)	18,227	12,949	12,866	22,628	15,360
Income tax expense (benefit)	2,027	820	809	4,857	(3,630)

Net income	$16,200	$12,129	$12,057	$17,771	$18,990

Net income per share of common stock
Basic	$0.68	$0.52	$0.53	$0.83	$1.09

Diluted	$0.66	$0.50	$0.50	$0.76	$1.03

Weighted average number of common shares outstanding
Basic	23,783,457	23,153,973	22,763,759	21,368,470	6,005,619
Diluted	24,714,808	24,032,675	24,136,716	23,282,663	18,351,161

Note:    The net income per share calculations for the fiscal year ended March 31, 2007 give effect to the automatic conversion of our outstanding redeemable convertible preferred stock into 11,425,786 shares of common stock upon the closing of the initial public offering on August 8, 2007. The decrease in net income and earnings per share in the fiscal year ended March 31, 2008 from the fiscal year ended March 31, 2007 is due to a one-time income tax benefit of $5.0 million in fiscal year 2007 caused by the release of our deferred tax asset valuation allowance.

Consolidated balance sheets data

	At March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Cash and cash equivalents	$50,218	$43,851	$55,698	$41,047	$45,079
Working capital	$123,264	$92,367	$94,823	$108,808	$65,765
Total assets	$246,177	$215,873	$187,023	$180,770	$99,319
Redeemable convertible preferred stock	—	—	—	—	$60,862
Total stockholders' equity	$207,336	$181,794	$152,586	$155,834	$19,259

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom and the Netherlands and global delivery centers in Bangalore, Hyderabad and Chennai, India, as well as Colombo, Sri Lanka and Budapest, Hungary. At March 31, 2011, we had 5,056 employees, or team members, and for the fiscal year ended March 31, 2011, we had revenue of $218 million and income from operations of $17.8 million. In our fiscal year ended March 31, 2011, our revenue increased 33% to $218 million, as compared to $164.4 million in our fiscal year ended March 31, 2010. Our net income increased from $12.1 million in our fiscal year ended March 31, 2010 to $16.2 million in our fiscal year ended March 31, 2011.

The key drivers of the increase in revenue in our fiscal year ended March 31, 2011, as compared to our fiscal year ended March 31, 2010, were as follows:

  •
  Higher revenue contribution from our existing clients, including two of our largest clients

  •
  Broad based growth across all of our industry groups, particularly BFSI, which grew 52% and contributed 54% of our total revenue for the fiscal year ended March 31, 2011

  •
  Larger contributions from clients located in geographies other than North America and Europe

  •
  Full fiscal year revenue contribution of clients acquired in the ConVista and InSource acquisitions

  •
  Continued expansion of the markets in which we operate and increased demand for global IT services

The key drivers of our increase in net income in our fiscal year ended March 31, 2011, as compared to our fiscal year ended March 31, 2010, were as follows:

  •
  Higher revenue, partially offset by increases in cost of revenue

  •
  An increase in operating profit, which also reflects a lower gross margin, and partially offset by an increase in sales, general and administrative expenses, particularly increases in compensation related expenses due to market competition and annual performance based reviews

High repeat business and client concentration are common in our industry. During our fiscal year ended March 31, 2011, 89% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration. As a result of our business development efforts, our average revenue per new client closed in the fiscal year ended March 31, 2011 increased as compared to the fiscal year ended March 31, 2010.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 19%, 18%, and 26% of total revenue for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The decreased revenue earned from fixed-price contracts reflects our clients' preferences. For the fiscal years ended March 31, 2011, 2010 and 2009, we generated 49%, 56%, and 67%, respectively, of revenue from application outsourcing and 51%, 44% and 33%, respectively, of revenue from consulting services.

At March 31, 2011, we had cash and cash equivalents, short-term and long-term investments of $112 million as compared to $96 million at March 31, 2010.

For the fiscal year ending March 31, 2012, we expect the following factors, among others, to affect our business and our operating results:

  •
  Continued stabilization of global economic conditions and the financial services sector

  •
  Continued growth in overall demand for global IT services

  •
  Continued foreign currency volatility

  •
  Increase in our effective income tax rate as a result of the expiration of tax holiday benefits related to our STP facilities in Chennai, India

For the fiscal year ending March 31, 2012, we plan to:

  •
  Continue to invest in our talent base

  •
  Continue our focus on client generation and expansion of revenue gained from existing clients

  •
  Invest in healthcare solutions as well as leverage our expertise in customer relations management and business process management

  •
  Deepen our domain expertise in our service offerings related to mobile applications, social media and cloud computing

  •
  Broaden our consulting and solutions capabilities related to our service offerings

  •
  Pursue opportunistically acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise and / or service offerings

  •
  Implement resource and operating optimization initiatives to improve operating efficiencies

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2011, we finished the fiscal year with a total headcount of 5,056, as compared with a total headcount of 4,038 for the fiscal year ended March 31, 2010. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2011, our voluntary attrition rate was 22.6%, while our involuntary attrition rate was 5.1%. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. DSO was 76 days and 68 days as of March 31, 2011 and March 31, 2010, respectively. Higher DSO reduces our cash balance because the revenue-to-cash conversion process takes longer.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have marginally increased for our fiscal year ended March 31, 2011 as compared to our fiscal year ended March 31, 2010. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in Asia from our fiscal year ended March 31, 2010 to our fiscal year ended March 31, 2011, primarily driven by competition and industry wide wage increases.

  •
  Utilization rate is the percentage of time billable IT professionals deployed on client engagements, which indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period of time divided by the total number of available hours of our IT professionals in a given period of time, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's targeted range for the utilization rate is between 70% and 75%. Generally, our gross profit margin moves directionally with the utilization rate. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the target 75% may also indicate that there are insufficient IT professionals to staff existing or future engagements which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. Our voluntary attrition rate was 22.6%, while our involuntary attrition rate was 5.1%, for the fiscal year ended March 31, 2011. Our voluntary attrition rate was 16.0% for the fiscal year ended March 31, 2010, while our involuntary attrition rate was 2.6% for the same fiscal year.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 11.1% and 6.3% for the fiscal years ended March 31, 2011 and 2010 respectively. The expiration of our STP tax holidays in Chennai and Hyderabad, which expired on March 31, 2011 and 2010, respectively, will increase our effective tax rate and will also have a negative effect on our earnings in future periods.

  •
  Onsite-to-offshore mix is the measurement of hours billed by resources located offshore to hours billed by our team members onsite over a defined period. We strive to manage both fixed-price contracts and time-and-materials engagements to a highly-efficient 20/80, or better, onsite-to-offshore service delivery team mix.

Sources of revenue

We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2011, collectively, our five largest and ten largest clients accounted for 44% and 60% of our revenue, respectively. Our three largest clients accounted for 14%, 12%, and 9%, respectively, of our revenue for the fiscal year ended March 31, 2011. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2011, 74% of our revenue was generated in North America, 21% in Europe and 5% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2011, the percentage of revenue from time-and-materials and fixed-price contracts was 81% and 19%, respectively.

Revenue from services provided on a time-and-materials basis is derived from the number of billable hours in a period multiplied by the contractual rates at which we bill our clients. Revenue from services provided on a fixed-price basis is recognized as efforts are expended pursuant to the percentage-of-completion method. Revenue also includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in costs of revenue. Most of our client contracts, including those that are on a fixed-price basis, can be terminated by our clients with or without cause on 30 to 90 days prior written notice. All fees for services provided by us through the date of cancellation are generally due and payable under the contract terms.

Our unit pricing is driven by business need, delivery timeframes, and complexity of the engagement, operating differences (such as onsite/offshore ratio), competitive environment and engagement size or volume. As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we may, on occasion, offer volume discounts. We manage our business carefully to protect our account margins and our overall profit margins. We find that our clients generally purchase on the basis of total value, rather than on minimum cost, considering all of the factors listed above.

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

The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 18% and 17% of total hours billed in each of the fiscal years ended March 31, 2011 and 2010, respectively, while the revenue from resources located onsite and offshore accounted for 49% and 51% respectively in the fiscal year ended March 31, 2011, and 45% and 55% respectively during the fiscal year ended March 31, 2010. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States and the United Kingdom as compared to work performed at our global delivery centers in India, Sri Lanka and Hungary. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in India and Sri Lanka. We manage to a 20/80, or better, onsite-to-offshore service delivery mix and intend to manage to an efficient onsite-to-offshore service delivery ratio for the foreseeable future.

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

Although, we have adopted an eight quarter cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, particularly our costs of revenue, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges remaining outstanding as of the balance sheet date.

Operating expenses

Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2011, 2010, and 2009, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

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

Income tax expense

Our net income is subject to income tax in those countries in which we perform services and have operations, including India, Sri Lanka, the United Kingdom, the Netherlands, Hungary and the United States. In the fiscal year ended March 31, 2011, our effective tax rate was impacted by the mix of income by jurisdiction and availability and term of certain tax holidays. We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2011 and 2010 by $4.6 million and $3.4 million, respectively. Our effective tax rate increased in the fiscal year ended March 31, 2011 due to the expiration of our STP tax holiday in Hyderabad on March 31, 2010. The expiration of our STP tax holiday in Chennai, which expired on March 31, 2011, will also increase our effective tax rate and have a negative effect on our earnings in future periods.

Our effective tax rate was 11.1% and 6.3% for each of the fiscal years ended March 31, 2011 and 2010 respectively. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India and Sri Lanka.

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

Valuation and impairment of investments and/or marketable securities

We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2011 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses. As of March 31, 2011, we believe that all impairments of investment securities are temporary in nature.

Our investments in auction rate securities are valued primarily based on an income approach using an estimate of future cash flows because there are currently no active markets or observable market prices. We have estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Derivative instruments and hedging activities

We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax until the hedged transactions occur and are then recognized in the consolidated statements of income. The Company measures the effectiveness of these hedges at the time of inception, as well as on an ongoing basis. If any portion of the hedges is deemed ineffective, the respective portion is recorded in the consolidated statement of earnings in other income (expense). Changes in the fair value for other derivative contracts, if any, are recognized in the same line item as the underlying exposure being hedged in the statements of income. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

Goodwill and Other Intangible Assets

We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined at the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit.

Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2011 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of goodwill exceeded the carrying book value by 105%.

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

Income taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, including India, Sri Lanka, the United States, the United Kingdom, Hungary and the Netherlands, and these calculations and determinations can involve complex issues which require an extended period of time to resolve. In the fiscal year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm's-length prices for our intercompany transactions, changes in the geographic mix or estimated level of annual pretax income, as well as newly enacted tax legislation in each of the jurisdictions in which we operate. Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm's-length price. On an ongoing basis, we estimate appropriate arm's-length prices and use such estimates for our intercompany transactions.

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

We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. One of our Indian subsidiaries is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each STP it operates. Our STP holiday for Chennai, India was completely phased out by March 31, 2011 and subsequent to that date, any profits will be fully taxable at the Indian statutory rate, which is currently 32.45%. During the fiscal year ended March 31, 2011, most of our profits in India were generated from our STPs. Although we believe we have complied with, and are eligible for the STP holidays, it is possible that upon examination the government of India may deem us ineligible for the STP holidays or make adjustments to the profit level in previous tax years. We have located new development centers in areas designated as Special Economic Zones ("SEZ") to secure additional tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lanka subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize the benefits from this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce our net income.

It is our intent to reinvest all accumulated earnings from India and Sri Lanka back into their respective operations to fund growth. As a component of this strategy, we do not accrue incremental U.S. taxes on India, Sri Lanka, or U.K. earnings as these earnings are considered to be permanently or indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, which would increase our overall effective tax rate.

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

Results of operations

Fiscal year ended March 31, 2011 compared to fiscal year ended March 31, 2010

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2011 and 2010:

	Fiscal Year Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Revenue	$217,979	$164,365	$53,614	32.6%
Costs of revenue	134,496	94,142	40,354	42.9%

Gross profit	83,483	70,223	13,260	18.9%
Operating expenses	65,697	57,330	8,367	14.6%

Income from operations	17,786	12,893	4,893	38.0%
Other income	441	56	385	687.5%

Income before income tax expense	18,227	12,949	5,278	40.8%
Income tax expense	2,027	820	1,207	147.2%

Net income	$16,200	$12,129	$4,071	33.6%

Revenue

Revenue increased by 32.6%, or $53.6 million, from $164.4 million during the fiscal year ended March 31, 2010 to $218.0 million in the fiscal year ended March 31, 2011, due primarily to higher revenue contribution from all of our industry groups led by BFSI, larger contributions from clients located in geographies other than North America and Europe and full fiscal year revenue contribution of clients acquired in the ConVista and InSource acquisitions. Revenue from clients existing as of March 31, 2010 increased in the fiscal year ended March 31, 2011 by $42.7 million. Revenue from new clients added since March 31, 2010 decreased by $2.8 million to $17.1 million, for the fiscal year ended March 31, 2011 as compared to 19.9 million for the fiscal year ended March 31, 2010. Revenue from European clients in the fiscal year ended March 31, 2011 increased by $5.7 million, or 14.6%, as compared to the fiscal year ended March 31, 2010. Excluding BT, our largest European client, our European revenue increased by $0.9 million, or 6.9%, in the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010. Revenue from North American clients increased by $40.8 million, or 33.5%, as compared to the fiscal year ended March 31, 2010. Revenue from clients in each of the BFSI, communications and technology and media and information industries increased by 52%, 24% and 5% respectively, in the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010. We had 80 active clients as of March 31, 2011 as compared to 68 active clients as of March 31, 2010.

Costs of revenue

Costs of revenue increased from $94.1 million in the fiscal year ended March 31, 2010 to $134.5 million in the fiscal year ended March 31, 2011, an increase of $40.4 million, or 43%. A significant portion of the increase was attributable to an increase in compensation and benefit costs of $34.9 million due to an increase in headcount, and an increase in base and variable compensation. The increased costs of revenue is also attributable to increased cost of subcontractors of $6.3 million, increases in travel and related expenses of $2.8 million, and an increase of $0.5 million in immigration expenses. These increases were partially offset by a decrease in losses of $4.2 million recorded as a result of our cash flow hedging program in the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010.

Gross profit

Our gross profit increased by $13.3 million or 19%, to $83.5 million for the fiscal year ended March 31, 2011 as compared to $70.2 million in the fiscal year ended March 31, 2010 primarily due to our growth in revenue. As a percentage of revenue, our gross profit margin was 38.3% and 42.7% in the fiscal years ended March 31, 2011 and 2010, respectively. The principal reason for the decrease in gross profit margin during the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010, was higher cost of revenue during the fiscal year ended March 31, 2011 due in part to higher percentage of onsite effort, increased used of subcontractors and compensation increases of our IT professionals.

Operating expenses

Operating expenses increased from $57.3 million in the fiscal year ended March 31, 2010 to $65.7 million in the fiscal year ended March 31, 2011, an increase of $8.4 million. The increase in operating expenses was due to an increase of $4.0 million in facilities expenses, $2.4 million in amortization expenses, and $7.1 million in base and variable compensation. This increase was partially offset by a $2.1 million reduction in foreign currency forward contract losses as part of our hedging program, a decrease of $0.6 million in consultant fees, and a decrease in $0.7 million in travel expenses during the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010. As a percentage of revenue, our operating expenses decreased from 34.9% in the fiscal year ended March 31, 2010 to 30.1% in the fiscal year ended March 31, 2011.

Income from operations

Income from operations increased from $12.9 million in the fiscal year ended March 31, 2010 to $17.8 million in the fiscal year ended March 31, 2011, an increase of $4.9 million or 38%. This increase in income from operations resulted primarily from higher gross profit and our operating expenses being allocated over a larger revenue base. As a percentage of revenue, income from operations increased from 7.8% in the fiscal year ended March 31, 2010 to 8.2% in the fiscal year ended March 31, 2011.

Other income

Other income increased from $0.1 million in the fiscal year ended March 31, 2010 to $0.4 million in the fiscal year ended March 31, 2011. The increase is primarily attributed to an increase in interest income of $0.1 million and a decrease of foreign currency transaction losses of $0.4 million in the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010.

Income tax expense

We had income tax expense of $2.0 million and $0.8 million for the fiscal years ended March 31, 2011 and 2010 respectively. Our effective tax rate was 11.1% and 6.3% for the fiscal years ended March 31, 2011 and 2010 respectively.

Net income

Net income for the fiscal year ended March 31, 2011 was $16.2 million, increasing by $34% or $4.1 million compared to net income of $12.1 million for the fiscal year ended March 31, 2010 due to higher revenue partially offset by higher cost of revenue and increased operating expenses, which were leveraged over a larger revenue base.

Fiscal year ended March 31, 2010 compared to fiscal year ended March 31, 2009

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2010 and 2009:

	Fiscal Year Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Revenue	$164,365	$172,942	$(8,577)	(5.0)%
Costs of revenue	94,142	105,100	(10,958)	(10.4)%

Gross profit	70,223	67,842	2,381	3.5%
Operating expenses	57,330	57,864	(534)	(0.9)%

Income from operations	12,893	9,978	2,915	29.2%
Other income	56	2,888	(2,832)	(98.1)%

Income before income tax expense	12,949	12,866	83	0.6%
Income tax expense	820	809	11	1.4%

Net income	$12,129	$12,057	$72	0.6%

Revenue

Revenue decreased by 5.0%, or $8.6 million, from $172.9 million during the fiscal year ended March 31, 2009 to $164.4 million in the fiscal year ended March 31, 2010, due primarily to lower revenue contribution from our existing clients, including two of our largest clients, completion of certain projects or engagements with certain clients, and appreciation of the U.S. dollar against U.K. pound sterling in the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Revenue from clients existing as of March 31, 2009 decreased in the fiscal year ended March 31, 2010 by $28.4 million. However, revenue from new clients added since March 31, 2009 increased by $11.0 million to $19.9 million, for the fiscal year ended March 31, 2010 as compared to $8.9 million in revenue from new clients added since March 31, 2008 for the fiscal year ended March 31, 2009. Revenue from European clients in the fiscal year ended March 31, 2010 decreased by $5.0 million, or 11.4%, as compared to the fiscal year ended March 31, 2009. However, excluding BT, our largest European client, our European revenue increased by $1.4 million, or 12%, in the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. Revenue from North American clients decreased by $2.9 million, or 2.3%, as compared to the fiscal year ended March 31, 2009. Revenue from clients in the BFSI industry increased by 3%, while revenue from clients in the communications and technology industry decreased by 4% and revenue from clients in the media and information industry decreased by 20%, in the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009. We had 68 and 56 active clients as of March 31, 2010 and 2009, respectively.

Costs of revenue

Costs of revenue decreased from $105.1 million in the fiscal year ended March 31, 2009 to $94.1 million in the fiscal year ended March 31, 2010, a decrease of $11.0 million, or 10.4%. A significant portion of the decrease was attributable to reduction in compensation and benefits costs of $10.5 million due to improved resource optimization and lower variable compensation, decreases in travel and related expenses of $0.3 million, decreases in share based compensation of $0.2 million, decreases of $0.2 million in training programs, decreases in losses by $1.7 million recorded on foreign currency forward contracts as part of our hedging program due to depreciation of the Indian rupee against the U.S. dollar and U.K. pound sterling in the fiscal year ended March 31, 2009 as compared to the fiscal year ended March 31, 2010, partially offset by an increase of $2.6 million in sub-contractor services.

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

On July 30, 2010, we entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. ("JPMC") which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At March 31, 2011, there were no amounts outstanding under this credit facility and we are in compliance with all covenants.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2011, we sold $15.9 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2011. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We intend to continue the construction and build out of this facility, which will be approximately 325,000 square feet, over the next fiscal year ending March 31, 2012, at a total estimated cost of $27.5 million. Of this amount, we have spent $20.5 million as of March 31, 2011 toward the completion of this facility, with approximately $4.7 million spent during the fiscal year ended March 31, 2011. We anticipate spending approximately $7.0 million during the fiscal year ending March 31, 2012. Other capital expenditures during the fiscal year ended March 31, 2011 were approximately $5.0 million. We expect other capital expenditures in the normal course of business during the fiscal year ending March 31, 2012 to be approximately $4.4 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$19,766	$18,577	$25,611
Net cash used for investing activities	(18,345)	(33,181)	(3,470)
Net cash provided by (used for) financing activities	4,291	1,547	(5,190)
Effect of exchange rates on cash	655	1,210	(2,300)

Net increase (decrease) in cash and cash equivalents	6,367	(11,847)	14,651
Cash and cash equivalents, beginning of fiscal year	43,851	55,698	41,047

Cash and cash equivalents, end of fiscal year	$50,218	$43,851	$55,698

Net cash provided by operating activities

Net cash provided by operating activities was $19.8 million during the fiscal year ended March 31, 2011 as compared to $18.6 million during the fiscal year ended March 31, 2010. This increase was primarily attributable to an increased change in liabilities of $7.3 million, an increase in net income of $4.1 million, and an increase in depreciation and amortization expenses of $3.1 million; partially offset by an increase in accounts receivable of $9.6 million and an increase in other assets of $3.7 million.

Net cash provided by operating activities was $18.6 million during the fiscal year ended March 31, 2010 as compared to $25.6 million during the fiscal year ended March 31, 2009. This decrease was primarily attributable to a decreased change in liabilities of $8.8 million and an increase of $0.6 million in deferred tax benefit, partially offset by an increase in foreign currency losses of $2.1 million and an increase in amortization of intangibles of $0.6 million.

Net cash used for investing activities

Net cash used for investing activities was $18.3 million during the fiscal year ended March 31, 2011 as compared to $33.2 million used during the fiscal year ended March 31, 2010. The decrease in cash used during the fiscal year ended March 31, 2011 was due primarily to the decrease of payments related to acquisitions of $25.3 million, and a decrease in restricted cash of $4.3 million, partially offset by an increase of capital expenditures on property and equipment of $5.7 million and an increase of short term and long term investments of $9.1 million during the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010.

Net cash used for investing activities was $33.2 million during the fiscal year ended March 31, 2010 as compared to $3.5 million used during the fiscal year ended March 31, 2009. The increase in cash used during the fiscal year ended March 31, 2010 was due primarily to our acquisitions of InSource and ConVista resulting in our paying $6.1 million, net of cash acquired and $22.3 million, respectively, in cash consideration at the closing of these two transactions, an increase of our net purchases of investment securities of $6.3 million, and an increase in restricted cash of $1.2 million. This increase was partially offset by reduced capital expenditures on property and equipment of $6.2 million during the fiscal year ended March 31, 2010 as compared to the fiscal year ended March 31, 2009.

Net cash provided by financing activities

Net cash provided by financing activities was $4.3 million during the fiscal year ended March 31, 2011, as compared to net cash provided by financing activities of $1.5 million during the fiscal year ended March 31, 2010. The primary change in net cash provided was due to an increase in proceeds from stock option exercises of $2.9 million offset by a decrease in capital lease obligations of $1.1 million

Net cash provided by financing activities was $1.5 million during the fiscal year ended March 31, 2010, as compared to net cash used by financing activities of $5.2 million during the fiscal year ended March 31, 2009. The change in net cash provided was due to our not repurchasing any of our common stock under our stock repurchase program for the fiscal year ended March 31, 2010 as compared to $7.8 million in stock repurchases made during the fiscal year ended March 31, 2009. This was partially offset by reduced proceeds from stock option exercises of $0.4 million and the payment of contingent consideration for the InSource acquisition of $0.5 million.

Contractual obligations

We have no long term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments at March 31, 2011.

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	5+ Years
	(In thousands)
Operating lease obligations(1)	$9,856	$4,312	$3,709	$903	$932
Capital lease obligation(2)	1,958	1,958		—	—
Contingent consideration(3)	2,000	2,000	—	—	—
Defined benefit plans(4)	7,044	406	1,009	1,282	4,347
Capital and other purchase commitments(5)	2,238	2,238	—	—	—

Total	$23,096	$10,914	$4,718	$2,185	$5,279

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

We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Qualitative and Quantitative Disclosures about Market Risk." From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, or the U.K. pound sterling against the Sri Lankan rupee, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company's disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. This guidance is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of this accounting standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This guidance became effective January 1, 2011. The adoption of this accounting standard did not have a material impact on the Company's disclosure or consolidated financial results. However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis

Item 7A.    Quantitative and qualitative disclosures about market risk.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges, designed to mitigate the impact of volatility in the U.S. dollar equivalent of the company's Indian rupee denominated expenses over a rolling 24 month period. As of March 31, 2011, the notional value of these contracts was $76.9 million. The outstanding contracts as of March 31, 2011 are scheduled to mature each month through calendar years 2011 and 2012. At March 31, 2011 the net unrealized gain on our outstanding cash flow hedge contracts was $1.1 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in fair value of approximately $6.3 million.

The Company's "U.K. Revenue and Cost Program" involves the purchase of derivative instruments with maturities of up to 92 days, is designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs with respect to the quarter for which such instruments are purchased and does not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility. As of March 31, 2011, the notional value of these contracts was $13.1 million. The outstanding contracts as of March 31, 2011 are scheduled to mature each month through June 2011. Based upon a sensitivity analysis of the foreign exchange forward contracts at March 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in fair value of approximately $0.2 million.

The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. As of March 31, 2011, the notional value of these contracts was $21.4 million. The outstanding contracts as of March 31, 2011 matured and expired in April 2011. Based upon a sensitivity analysis of these contracts at March 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in fair value of approximately $0.2 million.

Interest rate risk

We had no debt outstanding at March 31, 2011. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At March 31, 2011, we had $111.8 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as "available-for-sale" and are recorded at fair value. Our "available-for-sale" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase in market interest rates at March 31, 2011 would impact the net fair value of such interest-sensitive financial instruments by $0.3 million.

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

Item 8.    Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
May 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited Virtusa Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2011, and our report dated May 27, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 27, 2011

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2011	March 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,218	$43,851
Short-term investments	45,713	27,820
Accounts receivable, net of allowance of $1,160 and $700 at March 31, 2011 and 2010, respectively	41,823	31,160
Unbilled accounts receivable	7,512	6,123
Prepaid expenses	6,074	3,451
Deferred income taxes	1,244	540
Restricted cash	163	3,225
Other current assets	6,284	7,100

Total current assets	159,031	123,270
Property and equipment, net	29,183	24,525
Long-term investments	15,819	24,309
Deferred income taxes	7,591	5,865
Goodwill	19,046	19,090
Intangible assets, net	9,666	12,697
Other long-term assets	5,841	6,117

Total assets	$246,177	$215,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,692	$6,769
Accrued employee compensation and benefits	13,447	8,949
Accrued expenses and other	12,165	13,575
Deferred revenue	811	685
Income taxes payable	1,652	925

Total current liabilities	35,767	30,903
Long-term liabilities	3,074	3,176

Total liabilities	38,841	34,079

Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2011 and 2010, respectively; Issued zero shares at March 31, 2011 and 2010, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2011 and 2010, respectively; issued 26,094,418 and 25,197,790 shares at March 31, 2011 and 2010, respectively; outstanding 24,335,030 and 23,438,402 shares at March 31, 2011 and 2010, respectively	261	252
Treasury stock, 1,759,388 common shares, at cost, at March 31, 2011 and 2010	(8,244)	(8,244)
Additional paid-in capital	158,338	149,394
Retained earnings	58,814	42,614
Accumulated other comprehensive loss	(1,833)	(2,222)

Total stockholders' equity	207,336	181,794

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$246,177	$215,873

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue	$217,979	$164,365	$172,942
Costs of revenue	134,496	94,142	105,100

Gross profit	83,483	70,223	67,842

Operating expenses:
Selling, general and administrative expenses	65,697	57,330	57,864

Income from operations	17,786	12,893	9,978
Other income (expense):
Interest income, net	1,974	1,895	2,643
Foreign currency transaction gains (losses)	(1,436)	(1,830)	293
Other, net	(97)	(9)	(48)

Total other income	441	56	2,888

Income before income tax expense	18,227	12,949	12,866
Income tax expense	2,027	820	809

Net income	$16,200	$12,129	$12,057

Net income per share of common stock
Basic	$0.68	$0.52	$0.53

Diluted	$0.66	$0.50	$0.50

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity and

Comprehensive Income (Loss)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss		Total Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Stockholder's Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance at March 31, 2008	23,427,976	$234	(419,565)	$(442)	$137,774	$18,428	$(160)	$155,834	$17,941

Proceeds from the exercise of stock options	977,287	10	—	—	2,217	—	—	2,227
Exercise of warrants	12,009	—	—	—	204	—	—	204
Restricted stock awards withheld for tax	—	—	—	—	(214)	—	—	(214)
Repurchase of common stock	—	—	(1,339,823)	(7,802)	—	—	—	(7,802)
Share based compensation	—	—	—	—	3,772	—	—	3,772
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(92)	—	—	—	—	—	—	142	142	142
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $2,773	—	—	—	—	—	—	(4,322)	(4,322)	(4,322)
Pension benefit adjustment	—	—	—	—	—	—	101	101	101
Reimbursement of fringe benefit tax on stock awards	—	—	—	—	142	—	—	142
Excess tax benefits from stock option exercises	—	—	—	—	391	—	—	391
Cumulative translation adjustment, net of taxes of $628	—	—	—	—	—	—	(9,946)	(9,946)	(9,946)
Net income	—	—	—	—	—	12,057	—	12,057	12,057

Balance at March 31, 2009	24,417,272	$244	(1,759,388)	$(8,244)	$144,286	$30,485	$(14,185)	$152,586	$(1,968)

Proceeds from the exercise of stock options and restricted stock releases	780,518	8	—	—	1,787	—	—	1,795
Restricted stock awards withheld for tax	—	—	—	—	(225)	—	—	(225)
Share based compensation	—	—	—	—	3,377	—	—	3,377
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(61)	—	—	—	—	—	—	141	141	141
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $(4,446)	—	—	—	—	—	—	7,140	7,140	7,140
Pension benefit adjustment	—	—	—	—	—	—	(173)	(173)	(173)
Reimbursement of fringe benefit tax on stock awards	—	—	—	—	(37)	—	—	(37)
Excess tax benefits from stock option exercises	—	—	—	—	206	—	—	206
Cumulative translation adjustment, net of taxes of $(157)	—	—	—	—	—	—	4,855	4,855	4,855
Net income	—	—	—	—	—	12,129	—	12,129	12,129

Balance at March 31, 2010	25,197,790	$252	(1,759,388)	$(8,244)	$149,394	$42,614	$(2,222)	$181,794	$24,092
Proceeds from the exercise of stock options and restricted stock releases	896,628	9	—	—	4,640	—	—	4,649
Restricted stock awards withheld for tax	—	—	—	—	(375)	—	—	(375)
Share based compensation	—	—	—	—	3,921	—	—	3,921
Unrealized gain (loss) on available-for-sale securities, net of taxes of $48	—	—	—	—	—	—	(90)	(90)	(90)
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $675	—	—	—	—	—	—	(1,210)	(1,210)	(1,210)
Pension benefit adjustment	—	—	—	—	—	—	(479)	(479)	(479)
Excess tax benefits from stock option exercises	—	—	—	—	758	—	—	758
Cumulative translation adjustment, net of taxes of $178	—	—	—	—	—	—	2,168	2,168	2,168
Net income	—	—	—	—	—	16,200	—	16,200	16,200

Balance at March 31, 2011	26,094,418	$261	(1,759,388)	$(8,244)	$158,338	$58,814	$(1,833)	$207,336	16,589

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2011	2010	2009
	(In thousands)
Cash provided by operating activities:
Net income	$16,200	$12,129	$12,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,398	5,286	4,406
Share-based compensation expense	3,921	3,377	3,772
Gain on disposal of property and equipment	(33)	(27)	(18)
Deferred income taxes, net	(986)	(1,435)	(842)
Net foreign currency loss (gain)	1,436	1,830	(293)
Excess tax benefits from stock option exercises	(758)	(206)	(391)
Net changes in operating assets and liabilities:
Accounts receivable, net	(11,978)	(2,349)	(485)
Prepaid expenses and other current assets	(2,783)	2,580	(2,036)
Other long-term assets	(677)	(2,381)	644
Accounts payable	245	(9)	7,719
Accrued employee compensation and benefits	3,496	(916)	685
Accrued expenses—other	2,508	(811)	1,123
Deferred revenue	104	601	715
Income taxes payable	1,774	459	352
Other long-term liabilities	(1,101)	449	(1,797)

Net cash provided by operating activities	$19,766	$18,577	$25,611

Cash flows used for investing activities:
Proceeds from sale of property and equipment	101	40	12
Purchase of short-term investments	(20,647)	(7,696)	(16,068)
Proceeds from sale or maturity of short-term investments	30,441	32,353	52,880
Purchase of long-term investments	(30,815)	(39,524)	(37,925)
Proceeds from sale or maturity of long-term investments	11,808	14,740	7,236
Business acquisition, net of cash acquired	(3,219)	(28,483)	—
Decrease (increase) in restricted cash	3,704	(575)	586
Purchase of property and equipment	(9,718)	(4,036)	(10,191)

Net cash used for investing activities	$(18,345)	$(33,181)	$(3,470)

Cash flows provided by (used for) financing activities:
Proceeds from exercise of common stock options	4,649	1,795	2,227
Payment of contingent consideration related to acquisitions	—	(450)	—
Purchase of treasury stock	—	—	(7,802)
Principal payments on capital lease obligation	(1,116)	(4)	(6)
Excess tax benefits from stock option exercises	758	206	391

Net cash provided by (used for) financing activities	$4,291	$1,547	$(5,190)

Effect of exchange rate changes on cash and cash equivalents	655	1,210	(2,300)

Net increase (decrease) in cash and cash equivalents	6,367	(11,847)	14,651
Cash and cash equivalents, beginning of year	43,851	55,698	41,047

Cash and cash equivalents, end of year	$50,218	$43,851	$55,698

Supplemental disclosure of cash flow information:
Cash paid for interest	$19	$—	$18
Cash receipts from interest	$1,800	$1,970	$3,342
Cash paid for income tax	$4,281	$1,950	$879
Non Cash Investing Activities
Assets acquired under capital lease	$—	$3,056	$—

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1)   Nature of the Business

Virtusa Corporation (the "Company" or "Virtusa") is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, and the Netherlands, and has global delivery centers in Bangalore, Hyderabad, Chennai, India as well as Colombo, Sri Lanka and Budapest, Hungary.

(2)   Summary of Significant Accounting Policies

(a)
Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services, Private Limited and Virtusa Software Services, Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, InSource Holdings, Inc., a company incorporated in the state of Connecticut, InSource LLC, a Connecticut limited liability company, Virtusa International, B.V., organized and located in the Netherlands and Virtusa Hungary KFT, organized and located in Hungary. All intercompany transactions and balances have been eliminated in consolidation.

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

(c)
Foreign Currency Translation

The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which they operate except for Hungary which operates in the euro. Operating and capital expenditures of the Company's subsidiaries located in India, Sri Lanka, the Netherlands and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

All transactions and account balances are recorded in the functional currency. The Company translates the value of these non-U.S. subsidiaries' local currency denominated assets and liabilities into U.S. dollars at the rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders' equity as a component of accumulated other comprehensive income (loss). The local currency denominated statement of income amounts are translated into U.S. dollars using the average exchange rates in effect during the period. Realized foreign currency transaction gains and losses are included in the consolidated statements of income. The Company's non-U.S. subsidiaries do not operate in "highly inflationary" countries.

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

(e)
Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2011, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $397 and $4,178 at March 31, 2011 and 2010 respectively. Restricted cash includes restricted deposits with banks to secure the import of computer and other equipment of $194 and $244 at March 31, 2011 and 2010, respectively, deposits under lien of $54 and $52, respectively, against bank guarantees issued by a bank in favor of government agencies associated with the construction of the Company's campus facility in India, and deposits under lien of $0 and $620, respectively, against a bank guarantee related to a tax appeal with the government of India at March 31, 2011 and 2010, $39 relating to the subleasing of office space to a third party at March 31, 2011, $63 for a bank guarantee related to value added tax, or VAT, with the government of Sri Lanka and other restricted cash of $47 at March 31, 2011. Additionally, the Company had restricted cash of $725 related to its acquisition of InSource Holdings Inc.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

and its subsidiaries ("InSource"), and $2,500 of restricted cash related to the acquisition of all of the assets of ConVista Consulting LLC ("ConVista") at March 31, 2010.

(f)
Investment Securities

The Company classifies all debt securities as "available for sale". These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported as other comprehensive income (loss), net of tax, as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income. Any realized gains and losses on trading securities are charged to the consolidated statement of income.

The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2011 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of March 31, 2011, the Company believes that all impairments of investment securities are temporary in nature.

(g)
Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2011 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of goodwill exceeded the carrying book value by 105%

Other intangible assets with definite lives are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value. The intangible impairment test is performed at the reporting unit level, and the Company is considered a single reporting unit for goodwill and intangible impairment testing purposes.

(h)
Fair Value of Financial Instruments

At March 31, 2011 and 2010, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See note 6 for a discussion of the fair value of the Company's other financial instruments.

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

At March 31, 2011, two clients accounted for 13% and 11%, respectively of gross accounts receivable. At March 31, 2010, one client accounted for 20% of gross accounts receivable. During the fiscal year ended March 31, 2011, sales to three clients accounted for 14%, 12%, and 9% of the Company's revenue. During the fiscal year ended March 31, 2010, three clients accounted for 16%, 11% and 10% of the Company's revenue.

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

(l)
Internally-Developed Software

The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2011 and 2010, capitalized software development costs were approximately $1,928 and $1,419, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2011, 2010 and 2009, amortization of capitalized software development costs amounted to approximately $270, $240 and $275, respectively.

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

Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $5,837, $3,971 and $3,485 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenue and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $243, $215 and $166 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

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

(p)
Share-Based Compensation

The Company adopted the fair value recognition provisions using the modified prospective method. Accordingly, the statements of income for the fiscal years ended March 31, 2011, 2010 and 2009, include compensation costs related to newly granted share-based awards, as well as for those issued in prior years that vest after the adoption date. The compensation cost is determined by estimating the fair value at the grant date of the Company's common stock using the Black-Scholes option pricing model, and expensing the total compensation cost on a straight line basis (net of estimated forfeitures) over the requisite employee service period. The total share based compensation expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $3,921, $3,377 and $3,772, respectively, with $422, $417 and $588, respectively, of this amount included in the costs of revenue, and $3,499, $2,960 and $3,184, respectively, included in selling, general and administrative expenses.

The fair value of each stock option is estimated on the date of grant using the respective option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2011	2010	2009
Risk-free interest rate	2.23%	2.75%	3.21%
Expected term (in years)	6.16	6.10	6.09
Anticipated common stock volatility	61.74%	54.75%	41.37%
Expected dividend yield	—	—	—

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

As of March 31, 2011, there was $4,015 of total unrecognized compensation cost related to nonvested stock options granted under the Company's Amended and Restated 2000 Option Plan and the Company's 2007 Stock Option and Incentive Plan (see note 11 for a more complete description of these plans). That cost is expected to be recognized over a remaining weighted average period of 1.96 years.

During the fiscal years ended March 31, 2011, 2010 and 2009, the Company recognized compensation expense related to stock appreciation rights in the amount of $66, $104 and $149, respectively, with $51, $90 and $122 of this amount included in costs of revenue, and $15, $14 and $27 in selling, general and administrative expenses.

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

(s)
Recent Accounting Pronouncements

In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Under these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company's disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. This guidance is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This guidance became effective January 1, 2011. Our adoption of this standard did not have a material impact on the Company's disclosure or consolidated financial results. However, it may result in additional disclosures in

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

the event that we enter into a business combination that is material either on an individual or aggregate basis

(t)
Reclassifications

Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2011 presentation.

(3)   Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs, unvested restricted stock, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Fiscal Year Ended March 31,
	2011	2010	2009
Numerators:
Net income available to common stockholders	$16,200	$12,129	$12,057
Denominators:
Weighted average common shares outstanding	23,783,457	23,153,973	22,763,759
Dilutive effect of employee stock options and unvested restricted stock awards	894,729	828,916	1,275,473
Dilutive effect of stock appreciation rights	36,622	49,786	97,484

Weighted average shares—Diluted	24,714,808	24,032,675	24,136,716

Net income per share—Basic	$0.68	$0.52	$0.53

Net income per share—Diluted	$0.66	$0.50	$0.50

During the fiscal years ended March 31, 2011, 2010, and 2009, options to purchase 726,499, 1,227,316 and 1,177,861 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4)   Acquisitions

On November 4, 2009, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with InSource Holdings, Inc., a privately held Connecticut corporation ("InSource") and its shareholders, to acquire all of the issued and outstanding stock of InSource and each of its subsidiaries (the "InSource Acquisition"). The Company completed the InSource Acquisition on November 4, 2009, and InSource is now a wholly-owned subsidiary of the Company. The InSource Acquisition was consummated to expand Virtusa's service offerings in the insurance and health care industries.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

The InSource Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Stock Purchase Agreement, the purchase price for the InSource Acquisition was $7,250 in cash, subject to post-closing adjustments. Ten percent (10%), or $725, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers' indemnification obligations under the Stock Purchase Agreement. During the three months ended December 31, 2010, the Company released $710 to the InSource sellers with respect to the holdback and retained $15 related to certain indemnification obligations resulting in a decrease to short term restricted cash of $725 at December 31, 2010.

The purchase price was subject to adjustment after the closing for up to an additional $500 in earn-out consideration based on the achievement of certain revenue and operating margin targets for InSource's calendar year and fourth quarter 2009. At December 31, 2009, the Company determined that InSource met 100% of the performance targets. The earn-out consideration was paid as of March 31, 2010. The purchase price was also subject to an adjustment that would reimburse the InSource sellers if their tax burden from a specified tax election made by the Company exceeds $120. Upon the closing of the InSource Acquisition, the Company estimated the fair value of the purchase price adjustment related to this tax election to be $208. During the three months ended September 30, 2010, the Company and InSource sellers agreed upon a final purchase price adjustment of $164 and the resulting decrease in fair value of the purchase price adjustment of $44 was recorded to goodwill.

On February 1, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with ConVista Consulting LLC, a privately held Virginia limited liability company ("ConVista"), to acquire all of the assets of ConVista (the "ConVista Acquisition"). The Company completed the ConVista Acquisition on February 1, 2010. The ConVista Acquisition was consummated to expand the Company's enterprise service offerings.

The ConVista Acquisition has been accounted for using the purchase method of accounting. Under the terms of the Asset Purchase Agreement, the purchase price for the ConVista Acquisition was $24,846 in cash, subject to post-closing adjustments. Ten percent (10%) or $2,500 including interest, of the purchase price was subject to a holdback by the Company for a period of 12 months as security for the sellers' indemnification obligations under the Asset Purchase Agreement. During the three months ended December 31, 2010, the Company released the entire amount of the holdback, plus interest to the ConVista sellers, resulting in a decrease to short-term restricted cash of $2,509.

The purchase price was subject to adjustment after the closing for up to an additional $2,000 in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ended March 31, 2011. The Company determined the fair value of the contingent consideration upon the closing of the ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1,620 to the purchase price. As of March 31, 2010 and 2011, the present value of the contingent consideration was $1,664 and $2,000 respectively. The change in the present value of $336 was recorded to selling, general and administration expenses during the fiscal year ended March 31, 2011.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

The following unaudited, pro forma information assumes the InSource Acquisition and ConVista Acquisition occurred at the beginning of the periods presented. The pro-forma results of the acquisitions were combined as the InSource Acquisition was not material to the consolidated financial results.

2010
Revenue	$186,140
Net income	$11,052

Intangible Assets

The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2011 and March 31, 2010.

	March 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$1,629	$9,071
Partner relationships	6.0	700	135	565
Trademark	2.0	100	70	30
Backlog	1.0	1,800	1,800	—

	6.9	$13,300	$3,634	$9,666

	March 31, 2010
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$278	$10,422
Partner relationships	6.0	700	19	681
Trademark	2.0	100	20	80
Backlog	1.0	1,800	286	1,514

	6.9	$13,300	$603	$12,697

The amortization expense was $3,031, $603 and $0 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The components included in the gross carrying amounts reflect the InSource Acquisition on November 4, 2009, and ConVista Acquisition on February 1, 2010. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

The estimated expenses for the following fiscal years related to the purchased intangible assets at March 31, 2011 are as follows:

Amount
2012	$1,500
2013	1,466
2014	1,467
2015	1,467
2016	1,451
Thereafter	2,315

Total	$9,666

Goodwill:

The Company has one reportable segment at March 31, 2011. The following are details of the changes in goodwill balance at March 31, 2011:

Amount
Balance at April 1, 2010	$19,090
Purchase Price adjustment	(44)

Balance at March 31, 2011	$19,046

The acquisition costs and goodwill balance deductible for tax purposes is $19,600.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2011 and determined that the estimated fair value of the Company's reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment analysis at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

(5)   Investment Securities

At March 31, 2011, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 6).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5)   Investment Securities (Continued)

The following is a summary of investment securities at March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$21,688	$50	$(3)	$21,735
Non-current	6,567	2	(14)	6,555
Auction-rate securities:
Non-current	900	—	(25)	875
Agency bonds:
Current	500	—	—	500
Non-current	8,401	1	(13)	8,389
Municipal bonds:
Current	2,385	3	(6)	2,382
Time Deposits:
Current	21,096	—	—	21,096

Total available-for-sale securities	$61,537	$56	$(61)	$61,532

The following is a summary of investment securities at March 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,663	$68	$—	$6,731
Non-current	14,372	73	(14)	14,431
Auction-rate securities:
Non-current	900	—	(30)	870
Agency bonds:
Current	7,619	30	—	7,649
Non-current	7,200	12	—	7,212
Municipal bonds:
Current	1,210	4	—	1,214
Non-current	1,805	—	(9)	1,796
Time Deposits:
Current	5,773	—	—	5,773

Total available-for-sale securities	45,542	187	(53)	45,676
Trading securities:
Auction-rate securities (current)	5,501	952	—	6,453

Total investments	$51,043	$1,139	$(53)	$52,129

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5)   Investment Securities (Continued)

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2011 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and March 31, 2010:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2011:
Corporate bonds	$2,579	$(3)
Municipal bonds	1,219	(6)

Total	$3,798	$(9)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2011:
Corporate bonds	$4,087	$(14)
Auction-rate securities	875	(25)
Agency bonds	5,912	(13)

Total	$10,874	$(52)

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2010:
Corporate bonds	$5,378	$(14)
Treasuries and Agencies	1,000	—
Municipal bonds	1,796	(9)

Total	$8,174	$(23)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5)   Investment Securities (Continued)

Greater than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2010:
Auction-rate securities	$870	$(30)

Total	$870	$(30)

At March 31, 2011, there was no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

Available-for-sale securities by contractual maturity were as follows:

March 31, 2011
Due in one year or less	$45,713
Due after 1 year through 5 years	15,819

Total	$61,532

The Company previously invested in auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, the Company reclassified its investment in auction-rate securities from short-term investments to long-term investments, reflecting the fact that the Company's auction-rate securities had underlying final maturities of greater than one year and the Company's intent and ability to hold the securities beyond one year. These investments were recorded at fair value at March 31, 2011 and 2010, respectively.

In November 2008, the Company entered into an agreement (the "Agreement") with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right to sell (the "Put Option") these auction-rate securities back to the investment firm at par ("Put Option"), at the Company's sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company's behalf at par any time after the execution of the Agreement through July 2, 2012. During the twelve months ended March 31, 2011, the Company sold certain auction rate securities, subject to the Put Option under the Agreement, in the amount of $6,675 at par value.

During the fiscal year ended March 31, 2011, the Company recorded net realized loss on investments of $10 and during the fiscal year ended March 31, 2010, the Company recorded net realized gain on investments of $46 on sales of marketable securities.

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

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$3,807	$—	$—	$3,807
Investments:
Available-for-sales securities—current	45,713	—	—	45,713
Available-for-sales securities—non-current	14,944	—	875	15,819
Foreign currency derivative contracts	—	1,532	—	1,532

Total assets	$64,464	$1,532	$875	$66,871
Liabilities:
Foreign currency derivative contracts	$—	$418	$—	$418
Contingent consideration	—	—	2,000	2,000

Total liabilities	$—	$418	$2,000	$2,418

The Company's investments in auction-rate securities are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities were valued

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6)   Fair Value of Financial Instruments (Continued)

primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs:

(i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as short and long-term investments, reflecting the fact that the Company's auction-rate securities have underlying final maturities of greater than one year and based on the Company's intent and ability to sell the securities within one year. These investments were recorded at fair value at March 31, 2011 and 2010.

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets at March 31, 2011:

Level 3 Assets
Balance at April 1, 2010	$7,545
Redemption of auction rate securities under Put Option	(6,675)
Total unrealized gains (losses):
Included in accumulated other comprehensive income	5

Balance at March 31, 2011	$875

During the fiscal year ended March 31, 2011, the Company recognized unrealized gains on certain auction-rate securities, which were fully offset by the unrealized loss on the Put Option.

The Company determines the fair value of the contingent consideration related to the ConVista Acquisition based on the probability of ConVista attaining certain revenue and operating margin targets for the fiscal year ended March 31, 2011 using an appropriate discount rate to present value the liability. The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of March 31, 2011:

Level 3 Liabilities
Balance at April 1, 2010	$1,664
Contingent consideration for the ConVista acquisition	336

Balance at March 31, 2011	$2,000

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7)   Property and Equipment

Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2011	2010
Computer and other equipment	3 - 5	$21,377	$18,916
Furniture and fixtures	7	5,356	2,840
Vehicles	4	630	153
Software	3 - 6	9,544	8,347
Leasehold improvements	Lesser of estimated useful life or lease term	2,707	2,182
Buildings	15 - 30	13,677	5,799
Land		446	441
Capital work-in-progress		2,117	8,655

		55,854	47,333
Less—accumulated depreciation and amortization		26,671	22,808

		$29,183	$24,525

Depreciation and amortization expense for the fiscal years ended March 31, 2011, 2010 and 2009 was $5,367, $4,683 and $4,406, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment and the cost of property and equipment not put to use before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2011 were $3,056 and $578, respectively. The cost and accumulated amortization of assets under capital leases at March 31, 2010 were $3,056 and $61 respectively.

(8)   Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	March 31, 2011	March 31, 2010
Accrued taxes	$2,081	$1,524
Accrued professional fees	1,938	1,576
Acquisition related liabilities(1)	2,000	5,097
Capital lease liability, short term	1,958	2,115
Accrued miscellaneous	4,188	3,263

Total	$12,165	$13,575

(1)
Consists of $2,000 of contingent earn-out consideration.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(9)   Debt

On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. ("JPMC") which expires on July 31, 2013. The primary purpose of this credit agreement is to support the Company's foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. Advances under this credit facility accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%. In connection with the execution of this credit facility, the Company terminated its prior $3,000 amended and restated line of credit agreement.

Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2011, $15,931 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement was immaterial during the fiscal year ended March 31, 2011. No amounts were due as of March 31, 2011, but the Company may elect to utilize this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future. The Company has no letter of credit outstanding at March 31, 2011 or 2010.

(10) Treasury Stock

In July 2008, the Company adopted a stock repurchase program for the purchase of up to $15,000 of shares of the Company's outstanding common stock which expired on July 28, 2009. On August 5, 2009, the Company's board of directors approved a new stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company's outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. The stock repurchase program expired on August 5, 2010. No shares were purchased by the Company during the fiscal year ended March 31, 2011.

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan"), was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 547,592 as of March 31, 2011. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value.

The Company's board of directors and its stockholders approved the Company's 2007 Stock Option and Incentive Plan (the "2007 Plan"), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. The number of shares reserved for issuance under the 2007 Plan is 2,206,336. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan or the SAR Plan.

The Company has 70,333 stock options outstanding at a weighted average exercise price of $6.89 and a weighted average contractual term of 3.48 years under equity compensation plans not approved by security holders. During the fiscal year ended March 31, 2011, 795,189 stock options were exercised at a weighted average exercise price of $5.86. The following tables summarize stock option and restricted stock award activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2011, 2010, 2009 and 2008:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at March 31, 2008	2,551,757	$5.64
Granted	613,504	8.52
Exercised	(491,489)	2.54
Forfeited	(324,291)	8.06

Outstanding at March 31, 2009	2,349,481	6.71
Granted	546,084	8.83
Exercised	(309,783)	3.01
Forfeited	(98,461)	10.60

Outstanding at March 31, 2010	2,487,321	7.48
Granted	110,408	12.12
Exercised	(795,189)	5.86
Forfeited	(139,827)	10.15

Outstanding at March 31, 2011	1,662,713	$8.34

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Activity
	Number of Restricted Stock Awards	Weighted Average Issuance Price
Outstanding at March 31, 2008	—	$—
Awarded	628,860	7.86
Released	(98,861)	9.36
Forfeited	(49,119)	7.53

Outstanding at March 31, 2009	480,880	7.59
Awarded	71,497	9.55
Released	(103,048)	8.84
Forfeited	(40,440)	8.21

Outstanding at March 31, 2010	408,889	7.56
Awarded	282,079	10.01
Released	(115,243)	8.56
Forfeited	(79,965)	8.10

Outstanding at March 31, 2011	495,760	$8.63

The following table summarizes options exercisable and shares available for future grant under the 2000 Plan and 2007 Plan at March 31, 2011:

March 31, 2011
Options exercisable	1,017,335
Shares available for future grant	1,091,213

The aggregate intrinsic value and weighted average remaining contractual life of all stock options outstanding at March 31, 2011 were approximately $17,283 and 6.39 years, respectively. The aggregate intrinsic value, weighted average remaining contractual life and weighted average exercise price of stock options exercisable at March 31, 2011 were $11,692, 5.45 years and $7.24, respectively. The aggregate intrinsic value of options vested and expected to vest during the fiscal year ended March 31, 2011 was $14,981. The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2011, 2010 and 2009 was $6,191, $1,832 and $1,572, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2011, 2010 and 2009 was $12.12, $8.83 and $8.52, respectively. During the fiscal year ended March 31, 2011, the Company realized $758 of income tax benefit from the exercise of stock options as a windfall credit.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2011, 2010, 2009 and 2008 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price
Outstanding at March 31, 2008	151,274	$4.12
Granted	—	—
Exercised	(15,945)	3.32
Forfeited or expired	(22,443)	4.71

Outstanding at March 31, 2009	112,886	4.11
Granted	—	—
Exercised	(19,733)	3.67
Forfeited or expired	(11,945)	5.76

Outstanding at March 31, 2010	81,208	3.98

Granted	—	—
Exercised	(26,378)	3.76
Forfeited or expired	(6,469)	3.18

Outstanding at March 31, 2011	48,361	$4.21

SARs exercisable and available for future grant at March 31, 2011:

March 31, 2011
SARs exercisable	41,499
SARs available for future grant	—

The aggregate intrinsic value and weighted average remaining contractual life of outstanding SARs were approximately $702 and 3.59 years at March 31, 2011. The aggregate intrinsic value and weighted average remaining contractual life of the exercisable SARs at March 31, 2011 were approximately $604 and 3.30 years, respectively. The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2011 and 2010 was $238 and $103, respectively.

There were no SARs granted during the fiscal years ended March 31, 2011, 2010 or 2009.

(12) Income Taxes

The income (loss) before income tax expense (benefit) shown below is based on the geographic location to which such income (loss) is attributed for each of the fiscal years ended March 31, 2011, 2010 and 2009:

	Year Ended March 31,
	2011	2010	2009
United States	$(5,130)	$1,014	$(2,538)
Foreign	23,357	11,935	15,404

Total	$18,227	$12,949	$12,866

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

The provision for income taxes for each of the fiscal years ended March 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended March 31,
	2011	2010	2009
Current provision:
Federal	$(64)	$804	$388
State	149	130	(14)
Foreign	2,930	1,315	1,764

Total current provision	$3,015	$2,249	$2,138

Deferred (benefit) provision:
Federal	$(887)	$(223)	$(290)
State	(134)	(21)	(23)
Foreign	33	(1,185)	(1,016)

Total deferred (benefit) provision	$(988)	$(1,429)	$(1,329)

Total provision for income taxes	$2,027	$820	$809

The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2011	2010	2009
Statutory tax rate	34.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S federal income tax effects	(0.4)	1.2	(0.5)
Benefit from foreign subsidiaries' tax holidays	(25.4)	(25.9)	(34.6)
Permanent items	2.0	2.1	6.2
Other adjustments	0.9	(5.1)	1.2

Effective income tax rate	11.1%	6.3%	6.3%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

Deferred tax assets (liabilities) at March 31, 2011 and 2010 were as follows:

	March 31,
	2011	2010
Deferred revenue	$126	$97
Bad debt reserve	48	34
Depreciation	193	60
Tax credit carry forwards	3,298	2,888
Accrued expenses and reserves	1,612	1,619
Compensation expense	2,283	2,293
Intangibles	1,000	286
Unrealized losses	15	(872)

Total deferred tax assets	$8,575	$6,405

Unrealized gains	(451)	(193)
Goodwill	(154)	—

Total deferred tax liabilities	(605)	(193)

Net deferred tax assets/liabilities	$7,970	$6,212

At March 31, 2011 and 2010, the Company recorded short term deferred tax liabilities of $0 and $180, respectively, which are included in accrued liabilities and long-term deferred tax liabilities of $865 and $13, respectively, which are included in long-term liabilities.

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

During the fiscal year ended March 31, 2011, the Company recorded $901 of net income tax benefit directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, and the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long term intercompany balances. During the fiscal year ended March 31, 2011, the Company recognized $758 of net income tax benefit directly in additional paid in capital related to net excess tax benefits of share-based compensation. Additionally, the Company has state net operating loss carry forwards of approximately $745 resulting from excess tax benefits of share-based compensation which will be recognized in additional paid in capital when recognized.

The Company's Indian subsidiaries are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park ("STP"), which they operate. The Indian subsidiaries currently operate two STPs, one in Chennai and one in Hyderabad. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP tax holiday for the Chennai unit expired on March 31, 2011. When the tax holiday ends, the taxable profit is taxed at the full statutory rate, currently at 32.45%. Further, the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

Company created a new unit in Bangalore (Export Oriented Unit) and Hyderabad (Special Economic Zone or "SEZ") during the fiscal year ended March 31, 2011 for which no income tax exemptions were availed. At March 31, 2011, the Indian subsidiaries have an Indian Minimum Alternative Tax ("MAT") credit carry forward of $3,298, which is available to reduce certain future Indian income tax liabilities, and which expires at various dates through 2018. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and is building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year March 2009. The Company has not yet claimed any SEZ Co-developer income tax benefits. In addition, the Company has leased facilities in an SEZ designated location in Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 2009. Based on the latest changes in tax laws, book profits of SEZ units will be subject to MAT, commencing April 1, 2011 which will negatively impact the Company's cash flows.

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

The effect of the India and Sri Lanka income tax holidays was to reduce the overall tax provision and increase both net income and diluted net income per share in the fiscal years ended March 31, 2011, 2010 and 2009 by $4,565, $3,359 and $4,505, respectively, and by $0.18, $0.14 and $0.19, respectively. The India STP tax holiday, which expired on March 31, 2011 for the Chennai STP and expired on March 31, 2010 for the Hyderabad STP, increased net income and diluted net income per share in the fiscal years ended March 31, 2011, 2010 and 2009 by $954, $1,564 and $3,301 and by $0.04, $0.07 and $0.14 respectively.

The Company intends to permanently reinvest all of its foreign earnings outside of the United States. The Company did not provide for incremental U.S. income taxes for approximately $82,018 of unremitted earnings of international subsidiaries as of March 31, 2011. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable.

Due to the geographical scope of the Company's operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact the Company's operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company's major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2004. In the foreign jurisdictions the Company generally remains subject to examination for tax years ended after March 31, 2005.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

The total amount of unrecognized tax benefits would reduce income tax expense and the effective income tax rate, if recognized, are $293, $1,015 and $680 as of March 31, 2011, 2010 and 2009, respectively. We do not anticipate any material change to its unrecognized tax benefits over the twelve month period ending March 31, 2012.

The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2011	2010	2009
Balance as of beginning of the year	$1,015	$680	$756
Foreign currency translation related to prior year tax positions	43	(9)	(115)
Decreases related to prior year tax positions	(827)	—	—
Decreases related to prior year tax positions due to lapse in applicable statute of limitations	(66)	(13)	—
Increases related to prior year tax positions	128	357	39

Balance at end of the year	$293	$1,015	$680

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. The total accrued for interest and penalties relating to certain tax matters in India at March 31, 2011 and March 31, 2010 was $0 and $222, respectively. The amount of interest and penalties expensed in fiscal years 2011, 2010, and 2009 were not material. The total accrued interest and penalties relating to certain tax matters in the United States at March 31, 2011 and March 31, 2010 were $98 and $86, respectively.

The Company has been under income tax examination in India. The Indian taxing authorities issued an assessment order with respect to their examination of the tax returns for the fiscal years ended March 31, 2004 and 2005 of the Company's Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. For the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005.

(13) Post-retirement Benefits

The Company has noncontributory defined benefit plans (the "Benefit Plans") covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Cost of pension plans

	Year Ended March 31,
	2011	2010	2009
Components of net periodic pension expense
Expected return on plan assets	$(147)	$(102)	$(90)
Service costs for benefits earned	363	329	338
Interest cost on projected benefit obligation	124	110	88
Recognized net actuarial loss	52	38	26

Net periodic pension expense	$392	$375	$362

Actuarial assumptions

Year Ended March 31,
	2011	2010	2009
Discount rate	8% - 10.5%	6.75% - 12.50%	6.75% - 15.75%
Compensation increases (annual)	7% - 7.50%	5.50% - 7.50%	5.50% - 10.00%
Expected return on assets	8.50% - 14.00%	8.50% - 14.00%	8.50% - 10.00%

The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2011 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company amortizes unrecognized actuarial gains or losses over a period no longer than the average future service of employees.

The Company's benefit obligations are described in the following tables. Accumulated and projected benefit obligations ("ABO" and "PBO", respectively) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Accumulated benefit obligation and projected benefit obligation

	March 31,
	2011	2010
Accumulated benefit obligation	$1,385	$1,011

Projected benefit obligation:
Balance at April 1, 2010	$1,404	$968
Service cost	363	329
Interest cost	124	110
Actuarial (gain) loss	487	38
Benefits paid	(362)	(265)
Other adjustments	129	129
Exchange rate adjustments	33	95

Balance at March 31, 2011	$2,178	$1,404

Fair value of plan assets

March 31, 2011
Balance at April 1, 2010	$1,284
Employer contributions	513
Actual gain on plan assets	249
Benefits paid	(360)
Exchange rate adjustments	21

Balance at March 31, 2011	$1,707

Fair value of the plan assets and projected benefit obligation are recorded on the consolidated balance sheets at March 31, 2011 and March 31, 2010.

Plan asset allocation

	March 31, 2011
	Target Allocation	Actual Allocation
Government securities	60 - 70%	67%
Corporate debt	20 - 30%	25%
Other	1 - 10%	8%

The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Plan Assets

The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2011
Government Bonds(1)	$1,144	$—	$1,144
Corporate Bonds(2)	427	—	427
Equity Shares and Others(3)	136	28	108

	$1,707	$28	$1,679

At March 31, 2010
Government Bonds(1)	$821	$—	$821
Corporate Bonds(2)	356	—	356
Equity Shares and Others(3)	107	38	69

	$1,284	$38	$1,246

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

The Company's pension plan assets invested in India are guaranteed a minimum return of 6% per annum.

Pension liability

	March 31,
	2011	2010
PBO	$2,178	$1,404
Fair value of plan assets	1,707	1,284

Funded status recognized	$471	$120
Amount recorded in accumulated other comprehensive income	$854	$376

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2012 is $127. The Company expects to contribute $507 to its gratuity plans during the fiscal year ending March 31, 2012.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

The pretax amounts of prior service cost recognized in accumulated other comprehensive income consists of:

	March 31,
	2011	2010	2009
Prior service cost (credit)	$101	$—	$(31)
Net amortization gain (loss)	—	—	(13)

Total	$101	$—	$(44)

Estimated future benefits payments

Fiscal year ending March 31:
2012	$406
2013	467
2014	542
2015	601
2016	681
2017 - 2021	$4,347

(14) 401(k) Plan

The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the periods ended March 31, 2011 and 2010, the Company recorded $456 and $191 for the employer match, respectively. The Company's 401(k) Plan may be amended at the direction of the Company's Board of Directors to discontinue the safe harbor match program at any time.

Effective January 1, 2011, the Company's subsidiary, InSource, froze their 401(k) Plan and all eligible employees can now participate in the Company's 401(k) Plan.

(15) Related Party Transactions

During the fiscal year ended March 31, 2009, the Company purchased approximately $7 in services from Lotus Travel Services. The managing director of Lotus Travel Services is a relative of an executive officer of the Company. During the fiscal year ended March 31, 2010, there were no related party transactions. During the fiscal year ended March 31, 2011, the Company executed an agreement for approximately $119 in services to Nadastra Inc. as a subcontractor for the benefit of an end user client. The managing director of Nadatsra Inc., is the spouse of an executive officer of the Company.

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

Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2011 and thereafter are:

	Operating Leases	Capital Lease
Fiscal year ending March 31:
2012	$4,312	$2,196
2013	2,935	—
2014	774	—
2015	445	—
2016	458	—
2017 and thereafter	932	—

Total minimum lease payments	$9,856	$2,196

Less: amount representing interest		238

Present value of future lease payments		$1,958
Less: current portion		1,958

Long term capital lease obligation		$—

Total rental expense for operating leases was approximately $4,798, $4,206 and $4,706 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. Total amortization expenses for the assets purchased under capital leases were $517 for the fiscal year ended March 31, 2011. Amortization expenses for assets purchased under capital leases for the fiscal year ended March 31, 2010 were $61 and were not material for the fiscal year ended March 31, 2009.

The Company acquired a software license under a capital lease agreement during the fiscal year ended March 31, 2010. Estimated useful life of the asset acquired is 6 years. The Company expects to pay $1,958 as principal payment in this lease.

The Company continues to construct a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India which includes planned construction of approximately 325,000 square feet, over the next fiscal year at a total estimated cost of $27,522, of which $20,460 has been expended as of March 31, 2011. As of March 31, 2011 the Company had outstanding fixed capital commitments of $1,480 net of advances, related to this facility construction.

The Company has deposits under lien of $54 against a bank guarantee issued by a bank in favor of Andhra Pradesh Industrial Infrastructure Corporation Limited which would be forfeited if the Company fails to meet certain hiring criteria with established timelines at its Hyderabad facility.

The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(16) Commitments, Contingencies and Guarantees (Continued)

was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2011.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2011.

The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse affect on its consolidated financial statements.

(17) Derivative Financial Instruments and Trading Activities

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "U.K. Revenue and Cost Program" involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the U.K. Revenue and Cost Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in Consolidated Statement of Income under the same line item as the underlying exposure being hedged.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings. There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal years ended March 31, 2011 and 2010

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities (Continued)

Changes in the fair value for all other derivative contracts, if any, are recognized in the same line item as the underlying exposure being hedged and the ineffective portion of cash flow hedges, if any, are recognized as other income. The Company values its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company's derivatives.

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

The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $112,468 and $43,173 as of March 31, 2011 and March 31, 2010, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,030 at March 31, 2011. At March 31, 2011, the maximum outstanding term of any derivative instrument was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2011 and March 31, 2010:

Derivatives designated as hedging instruments

	March 31, 2011	March 31, 2010
Foreign currency exchange contracts:
Other current assets	$1,327	$2,402
Other long-term assets	$205	$591
Accrued expenses and others	$297	$—
Long-term liabilities	$121	$—

The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2011	March 31, 2010
Foreign currency exchange contracts	$(2)	$7,168

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2011	March 31, 2010
Costs of revenue	$1,262	$(2,860)
Operating expenses	$616	$(1,558)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2011	March 31, 2010
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(517)	$40
	Revenue	$(444)	$(273)
	Costs of revenue	$202	$87
	Selling, general and administrative expenses	$15	$46

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

Geographic information:

Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2011	2010	2009
Customer revenue:
North America	$162,528	$121,727	$124,582
Europe	45,065	39,322	44,368
Other	10,386	3,316	3,992

Consolidated revenue	$217,979	$164,365	$172,942

	March 31,
	2011	2010
Long-lived assets, net of accumulated depreciation and amortization:
North America	$10,807	$14,332
India	25,386	20,784
Sri Lanka	2,600	2,005
Europe	56	101

Consolidated long-lived assets, net	$38,849	$37,222

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Revenue	$58,294	55,606	52,676	51,403	$47,808	$41,692	$37,497	$37,368
Costs of revenue	36,105	34,169	32,335	31,887	28,413	23,744	21,114	20,871

Gross profit	22,189	21,437	20,341	19,516	19,395	17,948	16,383	16,497
Operating expenses	16,532	16,453	16,292	16,420	16,173	14,549	13,206	13,401

Income from operations	5,657	4,984	4,049	3,096	3,222	3,399	3,177	3,096
Other income (expense)	308	(6)	(23)	162	(93)	105	171	(127)

Income before income tax expense (benefit)	5,965	4,978	4,026	3,258	3,129	3,504	3,348	2,969
Income tax expense (benefit)	739	772	310	206	(454)	572	362	340

Net income	$5,226	4,206	3,716	$3,052	$3,583	$2,932	$2,986	$2,629

Net income per share—Basic	$0.22	$0.18	$0.16	$0.13	$0.15	$0.13	$0.13	$0.11
Net income per share—Diluted	$0.21	$0.17	$0.15	$0.13	$0.15	$0.12	$0.12	$0.11

(20) Subsequent Events

On April 28, 2011, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound settling. The U.S dollar contracts have an aggregate notional amount of approximately 698,523 Indian rupees (approximately $14,898) and an average settlement rate of 46.33 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 320,754 Indian rupees (approximately £4,118) and have an average settlement rate of 77.66 Indian rupees. These contracts will expire at various dates during the period ending on March 31, 2013. The Company has the obligation to settle these contracts based upon the Reserve Bank of India published Indian Rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on April 28, 2011 of $1.65, the blended weighted average India rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 46.96 Indian rupees. Such blended weighted average Indian rupee rate is subject to change, to the extent of any appreciation or depreciation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above.

On May 26, 2011, Virtusa Software Services Pvt. Ltd., a company incorporated under the laws of India ("VSS") and a subsidiary of Virtusa Corporation, entered into a lease agreement with DLF Assets Private Limited, a company incorporated under laws of India ("DLF") for the lease of approximately 49,974 square feet of office space in Chennai, India. The term of the lease is for five years, expiring on May 14, 2016, with VSS having the option to renew the lease for an additional five years, and if mutually agreed upon by the parties, the lease may be renewed for an additional five years. The initial annual base rent under the lease is approximately $530,000 per year, but escalates to approximately $609,000 per year after three years, to approximately $700,000 after six years (if extended) and to approximately $806,000 after nine years (if extended). In addition to the base rent, VSS will also pay its proportionate share of building operating expenses, insurance expenses and real estate taxes, as well as charges for car parking, maintenance charges and other related costs and expenses. Additionally, after thirty months, VSS may terminate the lease on six months prior written notice to DLF.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(2)   Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the issuers principal executive and principal financial officers or other persons performing similar functions and effected by the issuers board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the issuers are being made only in accordance with authorizations of the management and directors of the issuer; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of March 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2011.

Item 11.    Executive Compensation.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2011.

Item 14.    Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

Under date of May 27, 2011, we reported on the consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2011, which are contained in the Company's March 31, 2011 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
May 27, 2011

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2011, 2010, and 2009

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2009	$653	$533	$(145)	$1,041
Year ended March 31, 2010	$1,041	$261	$(602)	$700
Year ended March 31, 2011	$700	$690	$(230)	$1,160

3.     Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1	Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference)
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
10.13+
Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.14+
Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.15+
Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.16+
Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.17+
Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.18
Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.19+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.20
Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.21
Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.22*+
Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).
10.23
Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.24
LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.25
Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.26+
FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference).
10.27†
Master Services Agreement by and between the Registrant and Thomson Healthcare dated as of September 9, 2004, as amended by Amendment No. 1 dated as of January 23, 2007, Amendment No. 2 dated as of May 9, 2008, Amendment No. 3 dated as of August 6, 2008 and effective as of March 1, 2008, Amendment No. 3 dated as of May 27, 2009, and Amendment No. 5 dated as of September 3, 2009 (previously filed as Exhibit 10.35 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K, filed July 28, 2010, and incorporated herein by reference).
10.28†
Amendment number 7 to the Master Service Agreement dated December 21, 2009 between the registrant and Metavante Corporation (previously filed as Exhibit 10.36 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K, filed July 28, 2010, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.29	Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.30
Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.31
Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.32
Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.33+*	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011.
10.34+*	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan.
10.35*	Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of May, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of May, 2011.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI Al-Noor Ramji	Director

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1	Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference)
3.1	Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
3.2	Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.1	Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
4.2	Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.1	Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.2	Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).
10.3+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.4+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.5†	Material Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.6	Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.7†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.8+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.9†	BT Contract for the Provision of IT Services by and between the Registrant and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.10†	Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of March 31, 2009(previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.11†	Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Registrant and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)
10.12†	Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6 (previously filed as Exhibit 10.11to the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed July 15, 2009, and incorporated herein by reference).
10.13+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.14+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.15+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.16+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.17+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.18	Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.19+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.20	Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.21	Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.22+	Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).
10.23	Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.24	LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.25	Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.26+	FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference)
10.27†*	Master Services Agreement by and between the Registrant and Thomson Healthcare dated as of September 9, 2004, as amended by Amendment No. 1 dated as of January 23, 2007, Amendment No. 2 dated as of May 9, 2008, Amendment No. 3 dated as of August 6, 2008 and effective as of March 1, 2008, Amendment No. 3 dated as of May 27, 2009, and Amendment No. 5 dated as of September 3, 2009 (previously filed as Exhibit 10.35 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K, filed July 28, 2010, and incorporated herein by reference).
10.28†*	Amendment number 7 to the Master Service Agreement dated December 21, 2009 between the registrant and Metavante Corporation (previously filed as Exhibit 10.36 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K, filed July 28, 2010, and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.29	Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.30	Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.31	Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.32	Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.33+*	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011.
10.34+*	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan.
10.35*	Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

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