Form 10-Q
period 2011-06-30
VIRTUSA CORP
filed 2011-08-03
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 1, 2011:

Class	Number of Shares
Common Stock, par value $.01 per share	25,436,498

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	March 31, 2011
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$69,931	$50,218
Short-term investments	27,415	45,713
Accounts receivable, net of allowance of $1,624 and $1,160 at June 30, 2011 and March 31, 2011, respectively	43,675	41,823
Unbilled accounts receivable	9,753	7,512
Prepaid expenses	6,127	6,074
Deferred income taxes	1,201	1,244
Restricted cash	162	163
Other current assets	6,931	6,284
Total current assets	165,195	159,031
Property and equipment, net of accumulated depreciation of $28,243 and $26,671 at June 30, 2011 and March 31, 2011, respectively	30,992	29,183
Long-term investments	7,682	15,819
Deferred income taxes	7,722	7,591
Goodwill	19,046	19,046
Intangible assets, net	9,288	9,666
Other long-term assets	6,787	5,841
Total assets	$246,712	$246,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,273	$7,692
Accrued employee compensation and benefits	11,504	13,447
Accrued expenses and other current liabilities	11,159	12,976
Income taxes payable	2,911	1,652
Total current liabilities	30,847	35,767
Long-term liabilities	2,265	3,074
Total liabilities	33,112	38,841
Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2011 and March 31, 2011; issued zero shares at June 30, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2011 and March 31, 2011; issued 26,397,432 and 26,094,418 shares at June 30, 2011 and March 31, 2011, respectively; outstanding 24,638,044 and 24,335,030 shares at June 30, 2011 and March 31, 2011, respectively	264	261
Treasury stock, 1,759,388 common shares, at cost, at June 30, 2011 and March 31, 2011, respectively	(8,244)	(8,244)
Additional paid-in capital	160,206	158,338
Retained earnings	62,769	58,814
Accumulated other comprehensive loss	(1,395)	(1,833)
Total stockholders’ equity	213,600	207,336
Total liabilities and stockholders’ equity	$246,712	$246,177

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	June 30,
(In thousands, except per share amounts)	2011	2010
Revenue	$61,045	$51,403
Costs of revenue	37,982	31,887
Gross profit	23,063	19,516
Operating expenses:
Selling, general and administrative expenses	18,276	16,420
Income from operations	4,787	3,096
Other income (expense):
Interest income	605	367
Foreign currency transaction losses	(182)	(163)
Other, net	(23)	(42)
Total other income (expense)	400	162
Income before income tax expense	5,187	3,258
Income tax expense	1,232	206
Net income	$3,955	$3,052
Net income per share of common stock
Basic	$0.16	$0.13
Diluted	$0.16	$0.13
Comprehensive income (loss):
Net income	$3,955	$3,052
Foreign currency translation adjustments	71	(1,317)
Pension plan actuarial gain	32	71
Unrealized loss on available-for-sale securities	(3)	(83)
Unrealized gain (loss) on effective cash flow hedges	338	(1,492)
Total comprehensive income (loss)	$4,393	$231

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2011	2010
Cash flows used for operating activities:
Net income	$3,955	$3,052
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,806	2,134
Gain on sale of property and equipment	(2)	—
Share based compensation expense	1,229	894
Foreign currency losses (gains), net	182	163
Net changes in operating assets and liabilities:
Accounts receivable, net	(4,349)	(7,822)
Prepaid expenses and other current assets	(512)	(1,788)
Other long-term assets	(787)	419
Accounts payable	(2,458)	232
Accrued employee compensation and benefits	(2,719)	612
Accrued expenses and other current liabilities	888	881
Income taxes payable	1,156	37
Other long-term liabilities	(829)	(1,283)
Net cash used for operating activities	(2,440)	(2,469)
Cash flows provided by (used for) investing activities:
Purchase of short-term investments	(1,919)	(7,700)
Proceeds from sale or maturity of short-term investments	22,754	9,783
Purchase of long-term investments	(1,400)	(7,081)
Proceeds from sale or maturity of long-term investments	7,031	2,607
Proceeds from sale of property and equipment	110	—
Purchase of property and equipment	(3,369)	(3,029)
Decrease (increase) in restricted cash	4	(171)
Net cash provided by (used for) investing activities	23,211	(5,591)
Cash flows used for financing activities:
Payment of contingent consideration related to acquisitions	(1,620)	—
Proceeds from exercise of common stock options	1,401	418
Principal payments on capital lease obligation	(932)	(527)
Net cash used forfinancing activities	(1,151)	(109)
Effect of exchange rate changes on cash and cash equivalents	93	(114)
Net increase (decrease) in cash and cash equivalents	19,713	(8,283)
Cash and cash equivalents, beginning of period	50,218	43,851
Cash and cash equivalents, end of period	$69,931	$35,568

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, United Kingdom, Netherlands, Germany and Singapore, and global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka and Budapest, Hungary.

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 27, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, InSource Holdings, Inc., a company incorporated in the State of Connecticut, InSource LLC, a Connecticut limited liability company located in Connecticut, Virtusa International, B.V., organized and  located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany, and Virtusa Singapore Private Limited, organized and located in Singapore. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re-evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities,  intangible assets, contingent consideration and valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Fair Value of Financial Instruments

At June 30, 2011 and March 31, 2011, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, contingent consideration and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments (see Note 6).

(3) Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, stock appreciation rights (“SARs”), unvested restricted stock, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended June 30,
	2011	2010
Numerators:
Net income	$3,955	$3,052
Denominators:
Weighted average common shares outstanding	24,457,474	23,504,271
Dilutive effect of employee stock options and unvested restricted stock awards	843,055	874,251
Dilutive effect of stock appreciation rights	27,788	40,212
Weighted average shares—diluted	25,328,317	24,418,734
Net income per share—basic	$0.16	$0.13
Net income per share—diluted	$0.16	$0.13

During the three months ended June 30, 2011 and 2010, options to purchase 261,853 and 1,214,994 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At June 30, 2011 and March 31, 2011, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at June 30, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$8,057	$13	$(1)	$8,069
Non-current	3,426	6	(3)	3,429
Auction-rate securities:
Non-current	900	—	(25)	875
Agency and short-term notes:
Current	500	—	—	500
Non-current	3,376	2	—	3,378
Time deposits:
Current	18,846	—	—	18,846
Total available-for-sale securities	$35,105	$21	$(29)	$35,097

The following is a summary of investment securities at March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$21,688	$50	$(3)	$21,735
Non-current	6,567	2	(14)	6,555
Auction-rate securities:
Non-current	900	—	(25)	875
Agency bonds:
Current	500	—	—	500
Non-current	8,401	1	(13)	8,389
Municipal bonds:
Current	2,385	3	(6)	2,382
Time deposits:
Current	21,096	—	—	21,096
Total available-for-sale securities	$61,537	$56	$(61)	$61,532

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2011 and March 31, 2011 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

(5) Fair Value of Financial Instruments

The Company uses a framework for measuring fair value under U.S. generally accepted accounting principles and enhanced disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s financial assets and liabilities reflected in the consolidated financial statements at carrying value include marketable securities and other financial instruments which approximate fair value. Fair value for marketable securities is determined using a market approach based on quoted market prices at period end in active markets. The fair value hierarchy consists of the following three levels:

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$278	$—	$—	$278
Investments:
Available-for-sale securities—current	27,415	—	—	27,415
Available-for-sale securities—non-current	6,807	—	875	7,682
Derivative instruments—current	—	1,423	—	1,423
Derivative instruments—non-current	—	359	—	359
Total assets	$34,500	$1,782	$875	$37,157
Liabilities:
Derivative instruments —current	$—	$174	$—	174
Derivative instruments —non-current	—	133	—	133
Total liabilities	$—	$307	$—	$307

The Company’s investments in auction-rate securities are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security.

Level 3 assets as listed in the table above include auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one-year. These investments were recorded at fair value at June 30, 2011 and March 31, 2011.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at June 30, 2011:

Level 3 Assets
Balance at April 1, 2011	$875
Redemption of auction-rate securities	—
Total unrealized gains (losses):
Included in other accumulated other comprehensive income	—
Balance at June 30, 2011	$875

The Company determines the fair value of the contingent consideration related to the acquisition of ConVista Consulting, LLC (“ConVista”) based on the probability of ConVista attaining certain revenue and operating margin targets for the fiscal year ending March 31, 2011. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

Level 3 Liabilities
Balance at April 1, 2011	$2,000
Payment of contingent consideration	(2,000)
Balance at June 30, 2011	$—

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. This program does not meet the criteria for hedge accounting.  The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased.  U.K. Revenue and Cost Program does not meet the criteria for hedge accounting.

The Company evaluates all its derivatives based on market observable inputs, including both forward and spot prices for currencies.  Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If and when all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three month period ended June 30, 2011 and 2010.

Changes in the fair value of the derivatives purchased under the Balance Sheet Program are reflected in the Company’s consolidated statement of income and are included in the foreign exchange gains (losses) for each period.  Changes in the fair value of the derivatives purchased under the UK Revenue and Cost Program are reflected in the Company’s consolidated statement of income and are included in the same line item as the underlying exposure being hedged for each period.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $90,157 and $112,468, at June 30, 2011 and March 31, 2011, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $1,249 at June 30, 2011. At June 30, 2011, the maximum outstanding term of any derivative instrument was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2011 and March 31, 2011:

Derivatives designated as hedging instruments

	June 30, 2011	March 31, 2011
Foreign currency exchange contracts:
Other current assets	$1,423	$1,327
Other long-term assets	$359	$205
Accrued expenses and other current liabilities	$174	$297
Long-term liabilities	$133	$121

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2011 and 2010:

	Amount of Gain or
	(Loss) Recognized in
	AOCI on Derivatives
	(Effective Portion)
	Three Months Ended
Derivatives Designated as	June 30,
Cash Flow Hedging Relationships	2011	2010
Foreign currency exchange contracts	$1,067	$(1,385)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified	Three Months Ended June 30,
from AOCI into Income (Effective Portion)	2011	2010
Costs of revenue	$472	$453
Operating expenses	$233	$226

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging	Location of Gain Or (Loss) Recognized in	Three Months Ended June 30,
Instruments	Income on Derivatives	2011	2010
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(67)	$64
	Revenue	$(135)	99
	Costs of revenue	$84	(47)
	Selling, general and administrative expenses	$5	(6)

(7) Goodwill and Intangible Assets

Goodwill

The following are details of the changes in goodwill balance at June 30, 2011:

Amount
Balance at April 1, 2011	$19,046
Goodwill arising from acquisitions	—
Balance at June 30, 2011	$19,046

The acquisition costs and goodwill balance deductible for tax purposes is $19,600.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2011 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore, goodwill was not impaired. The Company will continue to complete goodwill impairment analysis at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts acquired as a result of the acquisitions of InSource Holdings, Inc. (“InSource”) and ConVista, at June 30, 2011 and accumulated amortization at June 30, 2011:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$1,965	$8,735
Partner relationships	6.0	700	164	536
Trademark	2.0	100	83	17
Backlog	1.0	1,800	1,800	—
	6.9	$13,300	$4,012	$9,288

The components included in the gross carrying amounts at June 30, 2011 reflect the acquisitions of InSource on November 4, 2009, and ConVista on February 1, 2010.  The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

(8) Income Taxes

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited, or Virtusa India, is an export oriented company under the Indian Income Tax Act of 1961 and is, or was, entitled to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates.  Virtusa India operated two STPs, one in Chennai and one in Hyderabad, India.  The STP holiday in Hyderabad, India expired on March 31, 2010 and the STP holiday in Chennai, India expired on March 31, 2011.  For the three months ended June 30, 2011, all profits in the STP in Hyderabad and Chennai, India are fully taxable at the Indian statutory tax rate, which is currently 32.45%.

The Company’s effective tax rate was 23.75% for the three months ended June 30, 2011, as compared to an effective tax rate of 6.33% for the three months ended June 30, 2010.  The increase in effective tax rate is due primarily to the expiration of the STP holiday in Chennai, India on March 31, 2011, increased taxable profits in certain tax jurisdictions with high statutory rates and the reversal of certain discrete items (uncertain tax positions) for which the statute of limitation expired or were otherwise settled during the three months ended June 30, 2010.  In anticipation of, and to mitigate the impact of, the phase-out of the STP holidays, the Company located a portion of its new Indian operations in areas designated as a Special Economic Zone (“SEZ”) under the SEZ Act of 2005. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.  The effective income tax rate is based on the composition of estimated income in different jurisdictions for the fiscal year and adjustments, if any, in unrecognized tax benefits for uncertain income tax positions.

No other events, other than those noted above, occurred since March 31, 2011 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires the Company to meet certain job creation and investment criteria by March 31, 2013.  The Company continues to assess investments in Sri Lanka and anticipates it will meet its commitment requirements under the current tax holiday.

Undistributed earnings of foreign subsidiaries

The Company intends to permanently reinvest all of its accumulated and future foreign earnings outside the United States.  At June 30, 2011, the Company had $88.2 million of unremitted earnings from foreign subsidiaries and approximately $40.4 million of cash that would otherwise be available for potential distribution, if not permanently reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended
	June 30,
	2011	2010
Client revenue:
North America	$46,514	$38,885
Europe	11,675	10,705
Rest of world	2,856	1,813
Consolidated revenue	$61,045	$51,403

	June 30, 2011	March 31, 2011
Net assets:
United States	$130,487	$128,971
India	46,808	42,977
Sri Lanka	17,739	16,474
Europe	18,566	18,914
Consolidated net assets	$213,600	$207,336

During the three months ended June 30, 2011, revenue from three significant clients accounted for 15.3%, 12.6% and 7.1%, respectively, of the Company’s consolidated revenue. During the three months ended June 30, 2010, revenue from three significant clients accounted for 14.7%, 10.3% and 10.2%,  respectively, of the Company’s consolidated revenue.

(10) Debt

On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. which expires on July 31, 2013. The primary purpose of this credit agreement is to support the Company’s foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. Advances under this credit facility accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%.  In connection with the execution of this credit facility, the Company terminated its prior $3,000 amended and restated line of credit agreement.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to such financial institution. During the three months ended June 30, 2011, $5,828 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2011. No amounts were due at June 30, 2011, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(11) Subsequent Events

On July 1, 2011, the Company acquired substantially all of the assets of ALaS Consulting LLC, a New York limited liability company (“ALaS”), pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) with ALaS and the members of ALaS (the “Members”), dated as of July 1, 2011.  The acquisition is intended to extend the Company’s position within the banking, financial services and insurance industries by adding capital markets domain expertise, consulting, and program management skills.

The purchase price was approximately $27,750 in cash, 10% of which is subject to a hold back by the Company for a period of 12 months as security for the indemnification obligations of ALaS and the Members under the Asset Purchase Agreement.  As part of the transaction, substantially all of the employees of ALaS accepted employment with the Company.  The Company has agreed to issue an aggregate of up to $4,000 in shares of restricted stock from the Company’s 2007 Stock Option and Incentive Plan, not to exceed 250,000 shares, to these new Company employees.  The shares will vest annually over a four-year period.

There are no material relationships between the Company or any of its affiliates and any of the parties to the Asset Purchase Agreement and related agreements, other than with respect to such agreements themselves.

On July 1, 2011, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £2,177 (approximately $3,467) and will expire on various dates during the period ending September 30, 2011. The weighted average U.K. pound sterling rate associated with these contracts is approximately $1.59.

On July 27, 2011, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 546,464 Indian rupees (approximately $11,797) and an average settlement rate of  46.13 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 312,561 Indian rupees (approximately £4,219) and have an average settlement rate of 73.91 Indian rupees. These contracts will expire at various dates during the 24 month period ending on June 30, 2013. Upon expiration, the Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on July 27, 2011 of $1.64, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 45.94 Indian rupees per U.S. dollar. Such blended, weighted average Indian rupee rate is subject to change, to the extent of any appreciation or depreciation in the U.K. pound sterling against the U.S. dollar, as compared to the spot rate listed above. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee exchange rates, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on the Company’s Indian rupee denominated expenses.

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

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary.  At June 30, 2011, we had 5,301 employees, or team members.

In the three months ended June 30, 2011, our revenue increased by 18.8% to $61.0 million, compared to $51.4 million in the three months ended June 30, 2010. Net income increased by $0.9 million to $4.0 million in the three months ended June 30, 2011, as compared to $3.1 million in the three months ended June 30, 2010.

The increase in revenue for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily resulted from:

•                  Higher revenue contribution from our clients existing as of June 30, 2010, including our top ten clients collectively

•                  Broad based revenue growth from clients in our banking, financial services and insurance (“BFSI”), and communications and technology (“C&T”) industries

The key drivers of the increase in our net income for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, were as follows:

•                  Higher revenue contribution from existing clients

•                  Improvement of operating margin and increase in operating profit due to increased operating effeciencies and reduced acquisition amortization and related retention bonuses, partially offset by transaction expenses incurred in connection with the acquisition of the ALaS Consulting LLC (“ALaS”) business. These were partially offset by:

•                  Annual compensation increases

•                  An increase in the number of our IT professionals

•                  Appreciation in the Indian rupee, partially offset by our hedging program

•                  An increase in income tax expense related to the expiration our Software Technology Park (“STP”) holiday in Chennai, India

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2011,    91% of our revenue was derived from clients who had been using our services for more than one year as compared to 77% for the three months ended June 30, 2010. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a business development team focused on generating engagements with new clients to expand our client base and, over time, reduce client concentration. We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature.  During the three months ended June 30, 2011, our application outsourcing and consulting revenue represented 55% and 45%, respectively, of our total revenue as compared to application outsourcing and consulting revenue of 47% and 53%, respectively, for the three months ended June 30, 2010. This is primarily due to investments we have made to drive transformation programs and capture more downstream work.

In the three months ended June 30, 2011, our European revenue increased by $1.0 million to $11.7 million, or 19% of total revenue, from $10.7 million, or 20.8% of total revenue in the three months ended June 30, 2010. The increase is due primarily to enhanced growth in revenue from European based clients, excluding British Telecom (“BT”), which increased 27%.  Revenue from BT, in the three-month period ended June 30, 2011, increased by 2% as compared to the three-month period ended June 30, 2010.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 22% and 20% of total revenue for the three months ended June 30, 2011 and 2010, respectively. The increased revenue earned from fixed-price contracts in the three months ended June 30, 2011 primarily reflects our client preferences for such contracts.

Our gross profit increased by $3.5 million, or 18.2%, to $23.1 million for the three months ended June 30, 2011, as compared to $19.5 million in the three months ended June 30, 2010. The increase in gross profit during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to higher revenue from existing clients, partially offset by increased cost of revenue, which includes an increase in the number of IT professionals, annual compensation increases, higher costs related to increased onsite work and an appreciation in the Indian rupee, partially offset by our hedging program.  As a percentage of revenue, gross profit margin was 37.8% and 38.0% in the three months ended June 30, 2011 and 2010, respectively which reflects an increase in the number of IT professionals, annual compensation increases, higher costs related to increased onsite work and an appreciation of the Indian rupee.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2011, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was 26.9%. This attrition rate reflects a higher rate of voluntary and involuntary attrition as compared to prior periods and our long-term goals. We remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuation in the Indian Rupee and Sri Lankan Rupee against the U.S. dollar and U.K. pound sterling, as well as the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also could reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. To the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular, those related to recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities,  intangible assets, contingent consideration and valuation of financial instruments including derivative contracts and investments. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the SEC.

Results of operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The following table presents an overview of our results of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
(dollars in thousands)	2011	2010	$ Change	% Change
Revenue	$61,045	$51,403	$9,642	18.8%
Costs of revenue	37,982	31,887	6,095	19.1%
Gross profit	23,063	19,516	3,547	18.2%
Operating expenses	18,276	16,420	1,856	11.3%
Income from operations	4,787	3,096	1,691	54.6%
Other income	400	162	238	146.9%
Income before income tax expense	5,187	3,258	1,929	59.2%
Income tax expense	1,232	206	1,026	498.1%
Net income	$3,955	$3,052	$903	29.6%

Revenue

Revenue increased by 18.8%, or $9.6 million, from $51.4 million during the three months ended June 30, 2010 to $61.0 million in the three months ended June 30, 2011, primarily due to higher revenue contribution from our clients who have used our services for more than one year, including growth from our top ten clients collectively, and broad based revenue growth from our clients in the BFSI and C&T industries.  Revenue from European clients increased by $1.0 million, or 9.1%, as compared to the three months ended June 30, 2010, due primarily to increased revenue contribution from existing European clients. Revenue from North American clients in the three months ended June 30, 2011 increased by $7.6 million, as compared to the three months ended June 30, 2010, due to higher revenue contribution from existing clients. We had 82 active clients at June 30, 2011 as compared to 69 active clients at June 30, 2010.

Costs of revenue

Costs of revenue increased from $31.9 million in the three months ended June 30, 2010 to $38.0 million in the three months ended June 30, 2011, an increase of $6.1 million, or 19.1%. The primary driver of the increase was an increase of $5.2 million in compensation costs for our IT professionals, including an increase in the number of our IT professionals, annual compensation increases and the appreciation in the Indian rupee. At June 30, 2011, we had 4,924 IT professionals as compared to 3,985 at June 30, 2010. In addition, there were increased travel, immigration and subcontractor costs of $0.5 million, $0.3 million and $0.1 million, respectively, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Gross profit

Our gross profit increased by $3.5 million, or 18.2%, to $23.1 million for the three months ended June 30, 2011 as compared to $19.5 million for the three months ended June 30, 2010 due to an increase in revenue from our existing clients, partially offset by an increase in the number of our IT professionals and lower utilization, annual compensation increases and higher costs related to increased onsite work.  As a percentage of revenue, gross profit margin was 37.8% and 38.0% in the three months ended June 30, 2011 and 2010, respectively, which reflects an increase in the number of IT professionals and lower utilization, annual compensation increases, and higher costs related to increased onsite work.

Operating expenses

Operating expenses increased from $16.4 million in the three months ended June 30, 2010 to $18.3 million in the three months ended June 30, 2011, an increase of $1.9 million, or 11.3%. The increase in our operating expenses in the three months ended June 30, 2011 was primarily due to an increase of $0.4 million in compensation expenses, an increase of $0.7 million in bad debt reserves, and an increase of $0.7 million in professional services, which includes $0.4 million of acquisition-related costs.  As a percentage of revenue, our operating expenses decreased to 29.9% for the three months ended June 30, 2011 as compared to 31.9% in the three months ended June 30, 2010.

Income from operations

Income from operations increased from $3.1 million in the three months ended June 30, 2010 to $4.8 million for the three months ended June 30, 2011. The increase is due primarily to higher revenues, partially offset by increased cost of revenue and higher operating expenses, including $0.4 million of acquisition-related costs and increased immigration costs.  As a percentage of revenue, our income from operations increased to 7.8% for the three months ended June 30, 2011 as compared to 6.0% in the three months ended June 30, 2010.

Other income (expense)

Other income increased from $0.2 million in the three months ended June 30, 2010 to $0.4 million in the three months ended June 30, 2011. This increase is primarily attributed to an increase in interest income of $0.2 million.

Income tax expense

Income tax expense increased from $0.2 million  in the three months ended June 30, 2010 to $1.2 million in the three months ended June 30, 2011, an increase of  $1.0 million. Our effective tax rate increased from 6.33% for the three months ended June 30, 2010 to 23.75% for the three months ended June 30, 2011.  The effective tax rate for the three months ended June 30, 2011 reflects  the expiration of the Chennai, India STP holiday on March 31, 2011.

Net income

Net income increased from $3.1 million in the three months ended June 30, 2010 to $4.0 million in the three months ended June 30, 2011, due primarily to higher gross profits, partially offset by higher operating expenses and income tax expense during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 1, 2011, we acquired substantially all of the assets of ALaS for the purchase price of approximately 27.8 million in cash, 10% of which is being held back by us for a period of 12 months as security for the indemnification obligations of ALaS and its members.

On July 30, 2010, we entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At June 30, 2011, there were no amounts outstanding under this credit facility and we are in compliance with all covenants.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to such financial institution. During the three months ended June 30, 2011, we sold $5.8 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2011. No amounts were due as of June 30, 2011, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 325,000 square feet, over the 2012 fiscal year at a total estimated cost of $27.5 million, of which we anticipate incurring capital expenditures of approximately $7.1 million during the full fiscal year ending March 31, 2012. Through June 30, 2011, we have incurred approximately $21.6 million toward the completion of this facility with approximately $1.2 million incurred during the three months ended June 30, 2011. Other capital expenditures during the three months ended June 30, 2011 were approximately $2.2 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2012 to be approximately $7.7 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2011	2010
Net cash used for operating activities	$(2,440)	$(2,469)
Net cash provided by (used for) investing activities	23,211	(5,591)
Net cash used for financing activities	(1,151)	(109)
Effect of exchange rate changes on cash	93	(114)
Net increase (decrease) in cash and cash equivalents	19,713	(8,283)
Cash and cash equivalents, beginning of period	50,218	43,851
Cash and cash equivalents, end of period	$69,931	$35,568

Net cash used for operating activities

Net cash used for operating activities was $2.4 million during the three months ended June 30, 2011 as compared to $2.5 million used during the three months ended June 30, 2010. This change was primarily attributable to an increased change in accounts receivable of $3.5 million due to an increase in our overall revenue base for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was also attributed to an increased change in prepaid expenses and other current assets of $1.3 million, an increase in net income of $0.9 million and an increased change in share based compensation of $0.3 million, which is offset by decreased change in operating liabilities by $4.4 million. There was also a decreased change in other long-term assets of $1.2 million, and a decreased change in depreciation and amortization of $0.3 million.

Net cash provided by (used for) investing activities

Net cash provided by investing activities was $23.2 million during the three months ended June 30, 2011 as compared to cash   used for investing activities of $5.6 million during the three months ended June 30, 2010. The change was primarily due to the net sales of  investment securities of $28.9 million in preparation for the acquisition of ALaS, which was consummated on July 1, 2011.

Net cash provided by (used for) financing activities

Net cash used for financing activities was $1.2 million during the three months ended June 30, 2011, as compared to $0.1 million used for financing activities during the three months ended June 30, 2010. The change is primarily due to the payment of  contingent consideration related to the acquisition of ConVista of $1.6 million and payment of capital lease obligations of $0.4 million,  which was partially offset by the change in cash provided from stock option exercises of $1.0 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have a foreign currency cash flow hedging program designed to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Qualitative and Quantitative Disclosures About Market Risk.” The program contemplates a partially hedged position of the Indian rupee for a rolling eight-quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on our disclosure or consolidated financial results.

In December 2010, the FASB issued a new accounting standard requiring that Step 2 of the goodwill impairment test be performed for reporting units whose carrying value is zero or negative. This guidance is effective for fiscal years beginning after December 15, 2010 and interim periods within those years. The adoption of this accounting standard did not have a material impact on our disclosure or consolidated financial results.

In December 2010, the FASB issued new guidance clarifying some of the disclosure requirements related to business combinations that are material on an individual or aggregate basis. Specifically, the guidance states that, if comparative financial statements are presented, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year occurred as of the beginning of the comparable prior annual reporting period only. Additionally, the new standard expands the supplemental pro forma disclosure required by the authoritative guidance to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination in the reported pro forma revenue and earnings. This guidance became effective January 1, 2011. The adoption of this accounting standard did not have a material impact on our disclosure or consolidated financial results.  However, it may result in additional disclosures in the event that we enter into a business combination that is material either on an individual or aggregate basis.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect that the adoption of this new disclosure requirement will have a material impact on our consolidated financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes in the first three months of our fiscal year ending March 31, 2012 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 11 of the notes to our financial statements included herein for recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee and the Sri Lankan rupee.

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at June 30, 2011 was $90.2 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue and expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2011. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At June 30, 2011, we had $105.03 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as either “available-for-sale” or “trading” and are recorded at fair value. Our “available-for-sale” and “trading” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument.

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

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission, or SEC, on May 27, 2011 (the “Annual Report”), which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three-month period ended June 30, 2011, we withheld an aggregate of 40,235 shares of restricted stock at a weighted average price of $18.88 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
10.1	†	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets at June 30, 2011 (Unaudited) and March 31, 2011
(ii) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
(iii) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

**                                  Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

†              Denotes compensatory plan or arrangement.

§                                        As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: August 3, 2011	By:	/s/ KRIS CANEKERATNE

Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/s/ RANJAN KALIA

Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	†	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2**		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets at June 30, 2011 (Unaudited) and March 31, 2011
(ii) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
(iii) Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and June 30, 2010 (Unaudited)
(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

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

†              Denotes compensatory plan or arrangement.

§                                         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.