Form 10-Q
period 2011-09-30
VIRTUSA CORP
filed 2011-11-04
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 1, 2011:

Class	Number of Shares
Common Stock, par value $.01 per share	25,705,059

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2011	March 31, 2011
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$48,701	$50,218
Short-term investments	22,858	45,713
Accounts receivable, net of allowance of $1,685 and $1,160 at September 30, 2011 and March 31, 2011, respectively	51,227	41,823
Unbilled accounts receivable	7,868	7,512
Prepaid expenses	6,192	6,074
Deferred income taxes	2,512	1,244
Restricted cash	2,931	163
Other current assets	4,577	6,284
Total current assets	146,866	159,031
Property and equipment, net of accumulated depreciation of $28,279 and $26,671 at September 30, 2011 and March 31, 2011, respectively	31,557	29,183
Long-term investments	3,210	15,819
Deferred income taxes	8,275	7,591
Goodwill	35,472	19,046
Intangible assets, net	19,801	9,666
Other long-term assets	6,922	5,841
Total assets	$252,103	$246,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,370	$7,692
Accrued employee compensation and benefits	12,914	13,447
Accrued expenses and other current liabilities	17,616	12,976
Income taxes payable	3,001	1,652
Total current liabilities	38,901	35,767
Long-term liabilities	3,865	3,074
Total liabilities	42,766	38,841
Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2011 and March 31, 2011; issued zero shares at September 30, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2011 and March 31, 2011; issued 26,431,792 and 26,094,418 shares at September 30, 2011 and March 31, 2011, respectively; outstanding 24,672,404 and 24,335,030 shares at September 30, 2011 and March 31, 2011, respectively	264	261
Treasury stock, 1,759,388 common shares, at cost, at September 30, 2011 and March 31, 2011	(8,244)	(8,244)
Additional paid-in capital	161,511	158,338
Retained earnings	67,457	58,814
Accumulated other comprehensive loss	(11,651)	(1,833)
Total stockholders’ equity	209,337	207,336
Total liabilities and stockholders’ equity	$252,103	$246,177

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenue	$70,311	$52,676	$131,356	$104,079
Costs of revenue	45,395	32,335	83,377	64,222
Gross profit	24,916	20,341	47,979	39,857
Operating expenses:
Selling, general and administrative expenses	19,449	16,292	37,725	32,712
Income from operations	5,467	4,049	10,254	7,145
Other income (expense):
Interest income	554	435	1,159	802
Foreign currency transaction losses	(81)	(470)	(263)	(633)
Other, net	(28)	12	(51)	(29)
Total other income (expense)	445	(23)	845	140
Income before income tax expense	5,912	4,026	11,099	7,285
Income tax expense	1,224	310	2,456	516
Net income	$4,688	$3,716	$8,643	$6,769
Net income per share of common stock:
Basic	$0.19	$0.16	$0.35	$0.29
Diluted	$0.18	$0.15	$0.34	$0.28
Comprehensive income (loss):
Net income	$4,688	$3,716	$8,643	$6,769
Foreign currency translation adjustments	(5,721)	2,548	(5,649)	1,230
Pension plan adjustment	32	11	64	82
Unrealized (loss) gain on available-for-sale securities	(30)	39	(33)	(44)
Unrealized (loss) gain on effective cash flow hedges	(4,538)	125	(4,200)	(1,367)
Total comprehensive income (loss)	$(5,569)	$6,439	$(1,175)	$6,670

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(In thousands)	2011	2010
Cash flows provided by operating activities:
Net income	$8,643	$6,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,985	4,225
Share-based compensation expense	2,587	2,004
Gain on sale of property and equipment	(2)	(51)
Foreign currency losses, net	263	633
Net change in operating assets and liabilities:
Accounts receivable, net	(11,560)	(7,696)
Prepaid expenses and other current assets	4	(1,355)
Other long-term assets	(1,765)	211
Accounts payable	(2,018)	(477)
Accrued employee compensation and benefits	(1,132)	1,580
Accrued expenses and other current liabilities	1,883	424
Income taxes payable	1,282	(460)
Other long-term liabilities	(950)	(1,245)
Net cash provided by operating activities	1,220	4,562
Cash flows used for investing activities:
Business acquisition	(25,055)	—
Proceeds from sale of property and equipment	110	—
Purchase of short-term investments	(1,847)	(11,171)
Proceeds from sale or maturity of short-term investments	27,874	18,841
Purchase of long-term investments	(1,380)	(16,362)
Proceeds from sale or maturity of long-term investments	9,956	7,908
Purchase of property and equipment	(7,764)	(5,681)
Increase in restricted cash	(2,777)	(284)
Net cash used for investing activities	(883)	(6,749)
Cash flows used for financing activities:
Proceeds from exercise of common stock options	1,495	802
Payment of contingent consideration related to acquisition	(1,620)	—
Principal payments on capital lease obligation	(932)	(1,116)
Net cash used for financing activities	(1,057)	(314)
Effect of exchange rate changes on cash and cash equivalents	(797)	615
Net decrease in cash and cash equivalents	(1,517)	(1,886)
Cash and cash equivalents, beginning of period	50,218	43,851
Cash and cash equivalents, end of period	$48,701	$41,965

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore, and global delivery centers in Hyderabad and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary.

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

On July 1, 2011, the Company acquired substantially all of the assets of ALaS Consulting LLC, a New York limited liability company (“ALaS”). The acquisition of ALaS has been included in the Company’s results since the acquisition date of July 1, 2011.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At September 30, 2011 and March 31, 2011, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, contingent consideration and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

(3) Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, stock appreciation rights (“SARs”) and unvested restricted stock, in each case, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Numerators:
Net income	$4,688	$3,716	$8,643	$6,769
Denominators:
Weighted average common shares outstanding	24,652,654	23,653,770	24,555,064	23,579,020
Dilutive effect of employee stock options and unvested restricted stock	682,351	934,327	762,791	904,290
Dilutive effect of stock appreciation rights	29,746	37,993	28,767	39,102
Weighted average shares-diluted	25,364,751	24,626,090	25,346,622	24,522,412
Net income per share-basic	$0.19	$0.16	$0.35	$0.29
Net income per share-diluted	$0.18	$0.15	$0.34	$0.28

During the three and six months ended September 30, 2011, options to purchase 607,668 and 434,741 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended September 30, 2010, options to purchase 1,247,657 and 1,231,326 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At September 30, 2011 and March 31, 2011, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at September 30, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$7,185	$2	$(6)	$7,181
Non-current	1,893	1	(8)	1,886
Auction-rate securities:
Non-current	900	—	(26)	874
Agency and short-term notes:
Non-current	450	—	—	450
Time deposits:
Current	15,677	—	—	15,677
Total available-for-sale securities	$26,105	$3	$(40)	$26,068

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2011 and March 31, 2011 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$6,183	$—	$—	$6,183
Investments:
Available-for-sale securities—current	22,858	—	—	22,858
Available-for-sale securities—non-current	2,336	—	874	3,210
Derivative instruments—current	—	—	—	—
Derivative instruments—non-current	—	—	—	—
Total assets	$31,377	$—	$874	$32,251
Liabilities:
Derivative instruments —current	$—	$3,080	$—	3,080
Derivative instruments —non-current	—	1,894	—	1,894
Total liabilities	$—	$4,974	$—	$4,974

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s investments in auction-rate securities (see Note 4), which are listed in the table above under “Investments: Available-for-sale securities—non-current”, are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The underlying assets of these auction-rate securities are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one year.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at September 30, 2011:

Level 3 Assets
Balance at April 1, 2011	$875
Redemption of auction-rate securities	—
Total unrealized gains (losses):
Included in accumulated other comprehensive income	(1)
Balance at September 30, 2011	$874

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly, the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. This program does not meet the criteria for hedge accounting. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 92 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The U.K. Revenue and Cost Program does not meet the criteria for hedge accounting.

The Company evaluates all its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the six-month periods ended September 30, 2011 and 2010.

Changes in the fair value of the derivatives purchased under the Balance Sheet Program are reflected in the Company’s consolidated statement of income and are included in foreign currency transaction gains (losses) for each period.  Changes in the fair

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

value of the derivatives purchased under the UK Revenue and Cost Program are reflected in the Company’s consolidated statement of income and are included in the same line item as the underlying exposure being hedged for each period.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $104,988 and $112,468, at September 30, 2011 and March 31, 2011, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $3,080 at September 30, 2011. At September 30, 2011, the maximum outstanding term of any derivative instrument was 24 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2011 and March 31, 2011:

Derivatives designated as hedging instruments

	September 30, 2011	March 31, 2011
Foreign currency exchange contracts:
Other current assets	$—	$1,327
Other long-term assets	$—	$205
Accrued expenses and other current liabilities	$3,080	$297
Long-term liabilities	$1,894	$121

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended September 30,		Six months ended September 30,
Hedging Relationships	2011	2010	2011	2010
Foreign currency exchange contracts	$(6,465)	$667	$(5,398)	$(718)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended September 30,		Six months ended September 30,
Portion)	2011	2010	2011	2010
Costs of revenue	$(6)	$156	$466	$609
Operating expenses	$(9)	$77	$224	$302

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended September 30,		Six months ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2011	2010	2011	2010
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(1,144)	$54	$(1,211)	$119
	Revenue	$(66)	$(205)	$(201)	$(106)
	Costs of revenue	$38	$89	$122	$42
	Selling, general and administrative expenses	$1	$9	$6	$3

(7) Acquisitions

On July 1, 2011, the Company acquired substantially all of the assets of ALaS, pursuant to an asset purchase agreement (the “Asset Purchase Agreement”) with ALaS and the members of ALaS (the “Members”), dated as of July 1, 2011.  The acquisition is intended to extend the Company’s position within the banking, financial services and insurance industries by adding capital markets domain expertise, consulting, and program management skills.

The purchase price was approximately $27,838 in cash, 10% of which is subject to a holdback by the Company for a period of 12 months as security for the indemnification obligations of ALaS and the Members under the Asset Purchase Agreement.  The asset and liability related to the holdback are included in the consolidated balance sheet in “Restricted cash” and “Accrued expenses and other current liabilities”, respectively. As part of the transaction, substantially all of the employees of ALaS accepted employment with the Company.  The Company issued 227,253 shares of restricted stock, valued at $4,000 at the time of grant, from the Company’s 2007 Stock Option and Incentive Plan to these new Company employees.  The shares will vest annually over a four-year period.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

There are no material relationships between the Company or any of its affiliates and any of the parties to the Asset Purchase Agreement and related agreements, other than with respect to such agreements themselves.

A summary of the purchase price allocation for ALaS is as follows:

Amount
Consideration Transferred:
Cash paid on July 1, 2011	$25,055
Holdback (10%)	2,775
Transfer tax	8
Total purchase price	$27,838

Acquisition-related costs	$438

Purchase Price Allocation
Customer relationships	$10,900
Backlog	300
Trade name	100
Fixed assets	33
Prepaid expenses	79
Goodwill	16,426

Total purchase price	$27,838

The following unaudited, pro forma information assumes the ALaS acquisition occurred on April 1, 2010.  The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had the acquisition occurred on the dates assumed, nor are these necessarily indicative of the Company’s future consolidated results of operations.

	Six Months Ended	Six Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Revenue	$139,398	$117,302
Net income	$8,801	$8,145

Revenue and net loss relating to ALaS since the acquisition date, amounting to $6,196 and $381, respectively, have been included in the consolidated statement of income for the three and six months ended September 30, 2011.

(8) Goodwill and Intangible Assets

Goodwill

The following are details of the changes in goodwill balance at September 30, 2011:

Amount
Balance at April 1, 2011	$19,046
Goodwill arising from ALaS acquisition	16,426
Balance at September 30, 2011	$35,472

The acquisition costs and goodwill balance, which includes ALaS, ConVista Consulting LLC (“ConVista”) which was acquired on February 1, 2010 and InSource Holdings, Inc. and its subsidiaries (“InSource”) which was acquired on November 4, 2009 deductible for tax purposes in the amount of $36,464.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts acquired as a result of the acquisitions of InSource, ConVista and ALaS at September 30, 2011 and accumulated amortization at September 30, 2011:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$21,600	$2,577	$19,023
Partner relationships	6.0	700	193	507
Trademark	2.0	200	129	71
Backlog	1.0	2,100	1,900	200
	8.2	$24,600	$4,799	$19,801

(9) Income Taxes

The Company’s effective tax rate was 20.7% and 22.1% for the three and six months ended September 30, 2011, as compared to an effective tax rate of 7.7% and 7.1% for the three and six months ended September 30, 2010. The increase in effective tax rate is due primarily to the expiration of the STP holiday in Chennai, India on March 31, 2011, increased taxable profits in certain tax jurisdictions with high statutory rates and the reversal of certain discrete items (uncertain tax positions) for which the statute of limitation expired or were otherwise settled during the three and six months ended September 30, 2010.  In anticipation of, and to mitigate the impact of, the phase-out of the STP holidays, the Company located a portion of its new Indian operations in areas designated as a Special Economic Zone (“SEZ”) under the SEZ Act of 2005. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.  The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions for the fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. A substantial amount of the Company’s income before provision for income taxes is from foreign operations earned by its Indian subsidiaries.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited, or Virtusa India, is an export oriented company under the Indian Income Tax Act of 1961 and was entitled to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates.  Virtusa India operated two STPs, one in Chennai and one in Hyderabad, India.  The STP holiday in Hyderabad, India expired on March 31, 2010 and the STP holiday in Chennai, India expired on March 31, 2011.  For the six months ended September 30, 2011, all profits in the STPs in Hyderabad and Chennai, India are fully taxable at the Indian statutory tax rate, which is currently 32.45%.

No other events, other than those noted above, occurred since March 31, 2011 that the Company believes would have a material effect on the total amount of unrecognized tax benefits related to its uncertain income tax positions.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2013.  The Company continues to assess investments in Sri Lanka and anticipates it will meet its commitment requirements under the current tax holiday.

Undistributed earnings of foreign subsidiaries

The Company intends to permanently reinvest all of its accumulated and future foreign earnings outside the United States.  At September 30, 2011, the Company had $93.0 million of unremitted earnings from foreign subsidiaries and approximately $43.6 million of cash that would otherwise be available for potential distribution, if not permanently reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Client revenue:
North America	$55,980	$39,041	$102,494	$77,926
Europe	11,336	10,924	23,011	21,629
Rest of world	2,995	2,711	5,851	4,524
Consolidated revenue	$70,311	$52,676	$131,356	$104,079

	September 30, 2011	March 31, 2011
Net assets:
United States	$125,705	$128,971
India	45,546	42,977
Sri Lanka	19,444	16,474
Europe	18,642	18,914
Consolidated net assets	$209,337	$207,336

During the three months ended September 30, 2011, revenue from two significant clients accounted for 16.0% and 12.0% respectively, of the Company’s consolidated revenue. During the six months ended September 30, 2011, revenue from two significant clients accounted for 16.0% and 12.0% respectively, of the Company’s consolidated revenue. During the three months ended September 30, 2010 revenue from two significant clients accounted for 14.8% and 11.3% respectively, of the Company’s consolidated revenue. During the six months ended September 30, 2010, revenue from these two clients represented 14.7% and 10.8% respectively, of the Company’s consolidated revenue.

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

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the six months ended September 30, 2011, $11,940 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2011. No amounts were outstanding under the financing agreement at September 30, 2011, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(12) Subsequent Events

On October 6, 2011, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,828 (approximately $2,817) and will expire on various dates during the period ending December 30, 2011. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.54.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary. At September 30, 2011, we had 5,518 employees, or team members.

We have supplemented organic growth with acquisitions. Over the last few years, our acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our customer base. Our most recent acquisition, the purchase of substantially all of the assets of ALaS Consulting LLC (“ALaS”) on July 1, 2011 for an aggregate consideration of $27.8 million, is intended to extend our position within the banking, financial services and insurance industries by adding capital markets domain expertise, consulting, and program management skills. We expect that for our long-term growth, we will continue to serve evolving market opportunities through a combination of organic growth and acquisitions.  We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, debt financing or from the issuance of additional securities, although we cannot assure you that any such additional financing will be available at terms favorable to us, or at all.

In the three months ended September 30, 2011, our revenue increased by 33.5% to $70.3 million, compared to $52.7 million in the three months ended September 30, 2010. In the six months ended September 30, 2011, our revenue increased by 26.2% to $131.4 million, compared to $104.1 million in the six months ended September 30, 2010.

Net income increased by $1.0 million to $4.7 million in the three months ended September 30, 2011, as compared to $3.7 million in the three months ended September 30, 2010. Net income increased by $1.8 million to $8.6 million in the six months ended September 30, 2011, as compared to $6.8 million in the six months ended September 30, 2010.

The increase in revenue for the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010, primarily resulted from:

•                  Higher revenue contribution from our clients existing as of September 30, 2010, including our top ten clients collectively

•                  Revenue from clients obtained in connection with the acquisition of ALaS in July 2011

•                  Broad based revenue growth from clients in our banking, financial services and insurance (“BFSI”) and communications and technology (“C&T”) industries

The key drivers of the increase in our net income for the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010, were as follows:

•                  Higher revenue contribution from new and existing clients

•                  Increase in operating profit due to increased operating efficiencies, partially offset by ALaS operating losses, ALaS transaction and integration costs, increased costs related to our IT professionals, increased visa costs, lower utilization and higher tax expense due to expiration of certain of our tax holidays in India.

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2011, 90% of our revenue was derived from clients who had been using our services for more than one year (94% when excluding revenue from clients acquired as a result of the ALaS acquisition) as compared to 77% (91% when excluding revenue from clients acquired as a result of the InSource Holdings Inc. (“InSource”) and ConVista Consulting LLC (“ConVista”) acquisitions) for the three months ended September 30, 2010. During the six months ended September 30, 2011, 90% of our revenue was derived from clients who had been using our services for more than one year (94% when excluding revenue from clients acquired as a result of the ALaS acquisition) as compared to 77% (93% when excluding revenue from clients acquired as a result of the InSource and ConVista acquisitions) for the six months ended September 30, 2010. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We also have a business development team focused on generating engagements with new clients to expand our client base and, over time, reduce client concentration. In the three and six months ended September 30, 2011, recent client additions, including business acquired from ALaS, have comprised a larger percent of our total revenue as compared to three and six months ended September 30, 2010.

We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature.  For the three months ended September 30, 2011, our application outsourcing and consulting revenue represented 52% and 48%, respectively, of our total revenue as compared to 47% and 53%, respectively, for the three months ended September 30, 2010.  For the six months ended September 30, 2011, our application outsourcing and consulting revenue represented 53% and 47%, respectively, of our total revenue as compared to 47% and 53%, respectively, for the six months ended September 30, 2010.

In the three months ended September 30, 2011, our European revenue increased by 4%, or $0.4 million, to $11.3 million, or 16% of total revenue, from $10.9 million, or 21% of total revenue in the three months ended September 30, 2010. In the six months ended September 30, 2011, our European revenue increased by 6%, or $1.4 million, to $23.0 million, or 18% of total revenue, from $21.6 million, or 20.8% of total revenue, in the six months ended September 30, 2010.

Our gross profit increased by $4.6 million to $24.9 million for the three months ended September 30, 2011, as compared to $20.3 million in the three months ended September 30, 2010. Our gross profit increased by $8.1 million to $48.0 million for the six months ended September 30, 2011 as compared to $39.9 million in the six months ended September 30, 2010. The increase in gross profit during the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals, annual compensation increases, higher costs related to increased onsite work, lower utilization from the ALas business and an appreciation in the effective rate of the Indian rupee after giving effect to our hedging program.  As a percentage of revenue, gross margin was 35.4% and 38.6% in the three months ended September 30, 2011 and 2010, respectively and during the six months ended September 30, 2011 and 2010 gross margin as a percentage of revenue was 36.5% and 38.3%, respectively, which reflects an increase in the number of IT professionals, annual compensation increases, higher costs related to increased onsite work and the impact of lower than expected revenue contributions from the ALaS business.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 17% and 19% respectively of total revenue in the three and six months ended September 30, 2011, respectively, as compared to 18% and 19% of total revenue for the three and six months ended September 30, 2010, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2011 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2011, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was 22.3%. These attrition rates reflect a lower rate of voluntary attrition as compared to prior periods, while involuntary attrition rates remained relatively unchanged. While our attrition rate remains higher than our long-term goal, we remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuation in the Indian rupee and Sri Lankan rupee against the U.S. dollar and U.K. pound sterling, as well as the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also could reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities and intangible assets, contingent consideration and valuation of financial instruments including derivative contracts and investments. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the SEC.

Results of operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The following table presents an overview of our results of operations for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change
Revenue	$70,311	$52,676	17,635	33.5%
Costs of revenue	45,395	32,335	13,060	40.4%
Gross profit	24,916	20,341	4,575	22.5%
Operating expenses	19,449	16,292	3,157	19.4%
Income from operations	5,467	4,049	1,418	35.0%
Other income (expense)	445	(23)	468	(2034.8)%
Income before income tax expense	5,912	4,026	1,886	46.8%
Income tax expense	1,224	310	914	294.8%
Net income	$4,688	$3,716	972	26.2%

Revenue

Revenue increased by 33.5%, or $17.6 million, from $52.7 million during the three months ended September 30, 2010 to $70.3 million in the three months ended September 30, 2011. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2010, revenue of $6.2 million from client engagements obtained in connection with the acquisition of ALaS in July 2011, and continued broad based revenue growth from our clients in the BFSI and C&T industries. Revenue from North American clients in the three months ended September 30, 2011 increased by $16.9 million, or 43%, as compared to the three months ended September 30, 2010, due to higher revenue contribution from new clients. Revenue from European clients increased by $0.4 million, or 4%, as compared to the three months ended September 30, 2010. We had 86 active clients at September 30, 2011, as compared to 76 active clients at September 30, 2010.

Costs of revenue

Costs of revenue increased from $32.3 million in the three months ended September 30, 2010 to $45.4 million in the three months ended September 30, 2011, an increase of $13.1 million, or 40.4%. The increase in cost of revenue was primarily driven by an increase of $9.9 million in compensation costs for our IT professionals, including annual compensation increases and the costs related to the number of employees added as a result of the ALaS acquisition. At September 30, 2011, we had 5,113 IT professionals as compared to 4,180 at September 30, 2010. In addition, we incurred increased subcontractor costs of $2.3 million in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to an increase in onsite work.

As a percentage of revenue, cost of revenue increased from 61.4% for the three months ended September 30, 2010 to 64.6% for three months ended September 30, 2011.

Gross profit

Our gross profit increased by $4.6 million, or 22.5%, to $24.9 million for the three months ended September 30, 2011 as compared to $20.3 million for the three months ended September 30, 2010 due to a higher revenue base, partially offset by annual compensation increases, increased subcontractor costs, increased visa costs, reduced utilization of our IT professionals, higher costs related to increased onsite work and the impact of lower revenue contributions from the ALaS business.  As a percentage of revenue, our gross profit was 35.4% and 38.6% in the three months ended September 30, 2011 and 2010, respectively.

Operating expenses

Operating expenses increased from $16.3 million in the three months ended September 30, 2010 to $19.4 million in the three months ended September 30, 2011, an increase of $3.1 million, or 19.4%. The increase in our operating expenses in the three months ended September 30, 2011 was primarily due to an increase of $1.3 million in compensation expenses and the costs related to the number of employees added as a result of the ALaS acquisition, $0.5 million in amortization of intangible assets and transaction costs as a result of the ALaS acquisition, $0.8 million in facilities expenses and a $0.3 million increase in professional services. As a percentage of revenue, our operating expenses decreased to 27.7% in the three months ended September 30, 2011 as compared to 30.9% in the three months ended September 30, 2010. This decrease was due to increased operating efficiencies.

Income from operations

Income from operations increased by 35.0%, from $4.0 million in the three months ended September 30, 2010 to $5.5 million in the three months ended September 30, 2011. As a percentage of revenue, income from operations remained relatively unchanged, increasing from 7.7% in the three months ended September 30, 2010 to 7.8% in the three months ended September 30, 2011.

Other income (expense)

Other income (expense) increased from an expense of $23,000 in the three months ended September 30, 2010 to income of $0.4 million in the three months ended September 30, 2011. This increase is primarily attributed to a reduction of foreign currency transaction losses in the three months ended September 30, 2011 to $0.1 million, as compared to $0.5 million in foreign currency transaction losses in the three months ended September 30, 2010, mainly due to the improvement in the effectiveness of the hedging program.

Income tax expense

Income tax expense increased by $0.9 million from $0.3 million in the three months ended September 30, 2010 to $1.2 million in the three months ended September 30, 2011. Our effective tax rate increased from 7.7% for the three months ended September 30, 2010 to 20.7% for the three months ended September 30, 2011.  The increase in income tax expense of $0.9 million reflects the expiration of the Chennai, India tax holiday on March 31, 2011 and the release of certain tax reserves related to uncertain tax positions during the three months ended September 30, 2010.

Net income

Net income increased by 26.2%, from $3.7 million in the three months ended September 30, 2010 to $4.7 million in the three months ended September 30, 2011 due primarily to higher operating profit partially offset by ALaS operating losses, ALaS transaction and integration costs and higher tax expenses during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Six months ended September 30, 2011 compared to the six months ended September 30, 2010

The following table presents an overview of our results of operations for the six months ended September 30, 2011 and 2010.

	Six Months Ended September 30,		$	%
(dollars in thousands)	2011	2010	Change	Change
Revenue	$131,356	$104,079	27,277	26.2%
Costs of revenue	83,377	64,222	19,155	29.8%
Gross profit	47,979	39,857	8,122	20.4%
Operating expenses	37,725	32,712	5,013	15.3%
Income from operations	10,254	7,145	3,109	43.5%
Other income	845	140	705	503.6%
Income before income tax expense	11,099	7,285	3,814	52.4%
Income tax expense	2,456	516	1,940	376.0%
Net income	$8,643	$6,769	1,874	27.7%

Revenue

Revenue increased by 26.2%, or $27.3 million, from $104.1 million during the six months ended September 30, 2010 to $131.4 million in the six months ended September 30, 2011. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2010, revenue of $6.2 million from client engagements obtained in connection with the acquisition of ALaS in July 2011, and continued broad based revenue growth from our clients in the BFSI and C&T industries. Revenue from North American clients increased 31.5%, or $24.6 million, in the six months ended September 30, 2011, as compared to the six months ended September 30, 2010 due to higher revenue contribution from new clients, including those clients acquired in the ALaS acquisition. Revenue from European clients increased 6%, or $1.4 million, in the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, due primarily to increased revenue contribution from British Telecommunications plc. We had 86 active clients as of September 30, 2011 as compared to 76 active clients as of September 30, 2010.

Costs of revenue

Costs of revenue increased from $64.2 million in the six months ended September 30, 2010 to $83.4 million in the six months ended September 30, 2011, an increase of $19.2 million, or 29.8%. The increase in costs of revenue was primarily driven by an increase of $15.1 million in compensation costs for our IT professionals, including annual compensation increases and the costs related to the number of employees added as a result of the ALaS acquisition, as compared to the six months ended September 30, 2010. At September 30, 2011, we had 5,113 IT professionals as compared to 4,180 IT professionals at September 30, 2010. In addition, there were increased travel costs of $1.4 million and increased subcontractor costs of $2.4 million in the six months ended September 30, 2011 as compared to the six months ended September 30, 2010 primarily due to an increase in onsite work. As a percentage of revenue, cost of revenue increased from 61.7% for the six months ended September 30, 2010 to 63.5% for six months ended September 30, 2011.

Gross profit

Our gross profit increased by $8.1 million, or 20.4%, to $48.0 million for the six months ended September 30, 2011, as compared to $39.9 million in the six months ended September 30, 2010, due to a higher revenue base, partially offset by annual compensation increases, increased subcontractor costs, increased visa costs, reduced utilization of our IT professionals, higher costs related to increased onsite work and the impact of lower revenue contributions from the ALaS business. As a percentage of revenue, gross profit was 36.5% and 38.3% in the six months ended September 30, 2011 and 2010, respectively.

Operating expenses

Operating expenses increased from $32.7 million in the six months ended September 30, 2010 to $37.7 million in the six months ended September 30, 2011, an increase of $5.0 million, or 15.3%. The increase in our operating expenses in the six months ended September 30, 2011 resulted primarily from an increase of $1.7 million in compensation expenses, a $0.8 million increase in amortization of intangibles and transaction costs as a result of the ALaS acquisition, a $0.6 million increase in facilities expenses, a $0.8 million increase in bad debt expense, a $0.5 million increase in professional services and a $0.2 million increase in travel expenses. As a percentage of revenue, our operating expenses decreased from 31.4% in the six months ended September 30, 2010 to 28.7% in the six months ended September 30, 2011, due to increased operating efficiencies.

Income from operations

Income from operations increased by 43.5%, from $7.1 million in the six months ended September 30, 2010 to $10.3 million in the six months ended September 30, 2011. As a percentage of revenue, income from operations increased from 6.9% in the six months ended September 30, 2010 to 7.8% in the six months ended September 30, 2011, primarily due to increased operating efficiencies.

Other income (expense)

Other income (expense) increased from $0.1 million in the six months ended September 30, 2010 to $0.8 million in the six months ended September 30, 2011. The increase is attributed to a decrease in foreign currency transaction losses of $0.4 million, mainly due to the improvement in the effectiveness of the hedging program and also an increase in interest income of $0.4 million.

Income tax expense

Income tax expense increased by $2.0 million from $0.5 million in the six months ended September 30, 2010 to $2.5 million in the six months ended September 30, 2011. Our effective tax rate increased from 7.1 % for the six months ended September 30, 2010 to 22.1% for the six months ended September 30, 2011.  The increase in income tax expense of $2.0 million reflects the expiration of the Chennai, India tax holiday on March 31, 2011 and the release of certain tax reserves related to uncertain tax positions during the six months ended September 30, 2010.

Net income

Net income increased by 27.7%, or by $1.9 million, from $6.8 million in the six months ended September 30, 2010 to $8.6 million in the six months ended September 30, 2011. This increase was driven primarily by higher operating profit, partially offset by ALaS operating losses, ALaS transaction and integration costs and higher tax expenses during the six months ended September 30, 2011 as compared to the six months ended September 30, 2010.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 1, 2011, we acquired substantially all of the assets of ALaS for the purchase price of approximately $27.8 million in cash, 10% of which is being held back by us for a period of 12 months as security for the indemnification obligations of ALaS and its members.

On July 30, 2010, we entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At September 30, 2011, there were no amounts outstanding under this credit facility and we are in compliance with all covenants.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2011, we sold $11.9 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2011. No amounts were due under the financing agreement at September 30, 2011, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of our campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 325,000 square feet, through fiscal year 2013 at a total estimated cost of $27.5 million, of which we anticipate incurring capital expenditures of approximately $2.1 million during the remainder of the fiscal year ending March 31, 2012. Through September 30, 2011, we have spent approximately $23.0 million toward the completion of this facility with approximately $2.5 million spent during the six months ended September 30, 2011. Other capital expenditures during the six months ended September 30, 2011 were approximately $5.3 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2012 to be approximately $5.5 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2011	2010
Net cash provided by operating activities	$1,220	$4,562
Net cash used for investing activities	(883)	(6,749)
Net cash provided by (used for) financing activities	(1,057)	(314)
Effect of exchange rate changes on cash	(797)	615
Net increase (decrease) in cash and cash equivalents	(1,517)	(1,886)
Cash and cash equivalents, beginning of period	50,218	43,851
Cash and cash equivalents, end of period	48,701	$41,965

Net cash provided by operating activities

Net cash provided by operating activities was $1.2 million during the six months ended September 30, 2011 as compared to $4.6 million during the six months ended September 30, 2010. This decrease was primarily attributable to an increased change in accounts receivable of $3.9 million, due to an increase in the receivables related to the acquisition of ALaS. In addition, there was a decreased change in operating liabilities of $0.8 million, a decreased change in other long-term assets of $2.0 million and an increase in share-based compensation expense of $0.6 million, partially offset by an increased change in prepaid expenses of $1.4 million and decreased depreciation and amortization expenses of $0.2 million.

Net cash used for investing activities

Net cash used for investing activities was $0.9 million during the six months ended September 30, 2011 as compared to $6.7 million during the six months ended September 30, 2010. The change was primarily due to the cash used in the acquisition of ALaS of $25.1 million, an increased change in restricted cash of $2.5 million primarily relating to the $2.8 million holdback related to the ALaS acquisition and a decrease in purchase of property and equipment in the amount of $2.1 million, partially offset by net increased sales activity in investment securities of $35.4 million.

Net cash used for financing activities

Net cash used for financing activities was $1.1 million during the six months ended September 30, 2011, as compared to $0.3 million during the six months ended September 30, 2010. The change is primarily due to the payment of contingent consideration of $1.6 million related to the acquisition of ConVista, partially offset by an increase in cash provided by stock option exercises of $0.7 million and a decrease in payments on finance lease obligations of $0.2 million.

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

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect that the adoption of this new disclosure requirement will have a material impact on our disclosure or consolidated financial position, financial results or cash flows.

In September 2011, FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial position or financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. There have been no material changes in the first six months of our fiscal year ending March 31, 2012 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 6 of the notes to our financial statements included herein for recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee and the Sri Lankan rupee.

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at September 30, 2011 was $105.0 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Historically the volatility in the U.K. pound sterling has had, and may continue to have, a negative impact on our revenue generated in U.K. pound sterling. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling. The derivative contracts are less than 92 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

Interest Rate Risk

We had no debt outstanding at September 30, 2011. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At September 30, 2011, we had $74.8 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and long-term investments, accounts receivable, derivative contracts, other financial assets and unbilled accounts receivable. We place our operating cash, investments and derivatives in highly-rated financial institutions. We adhere to a formal investment policy with the primary objective of preservation of principal, which contains minimum credit rating and diversification requirements. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our financial statements and have not exceeded our expectations.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the six months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan, or 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended September 30, 2011, we withheld an aggregate of 10,006 shares of restricted stock at a price of $14.74 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
2.1+

Asset Purchase Agreement by and among the Company, ALaS Consulting LLC, a New York limited liability company, and the members thereof, dated as of July 1, 2011 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed July 5, 2011 and incorporated herein by reference).

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2011 (Unaudited) and March 31, 2011
	(ii)	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
	(iii)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
	(iv)	Notes to Condensed Consolidated Financial Statements (Unaudited)

+                                         Schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

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

Virtusa Corporation
Date: November 4, 2011	By:	/s/ Kris Canekeratne

Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2011	By:	/s/ Ranjan Kalia

Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1+

Asset Purchase Agreement by and among the Company, ALaS Consulting LLC, a New York limited liability company, and the members thereof, dated as of July 1, 2011 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed July 5, 2011 and incorporated herein by reference).

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 4, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2011 (Unaudited) and March 31, 2011
	(ii)	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
	(iii)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and September 30, 2010 (Unaudited)
	(iv)	Notes to Condensed Consolidated Financial Statements (Unaudited)

+                                         Schedules and exhibits to the Asset Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

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