Form 10-Q
period 2011-12-31
VIRTUSA CORP
filed 2012-02-03
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to

Commission File Number 001-33625

VIRTUSA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	7371	04-3512883
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 1, 2012:

Class	Number of Shares
Common Stock, par value $.01 per share	25,647,544

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2011	March 31, 2011
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$48,935	$50,218
Short-term investments	24,877	45,713
Accounts receivable, net of allowance of $1,737 and $1,160 at December 31, 2011 and March 31, 2011, respectively	54,386	41,823
Unbilled accounts receivable	7,991	7,512
Prepaid expenses	5,687	6,074
Deferred income taxes	4,519	1,244
Restricted cash	2,824	163
Other current assets	5,055	6,284
Total current assets	154,274	159,031
Property and equipment, net of accumulated depreciation of $27,428 and $26,671 at December 31, 2011 and March 31, 2011, respectively	30,307	29,183
Long-term investments	5,147	15,819
Deferred income taxes	8,915	7,591
Goodwill	35,472	19,046
Intangible assets, net	19,018	9,666
Other long-term assets	7,974	5,841
Total assets	$261,107	$246,177
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,080	$7,692
Accrued employee compensation and benefits	16,482	13,447
Accrued expenses and other current liabilities	23,280	12,976
Income taxes payable	4,049	1,652
Total current liabilities	48,891	35,767
Long-term liabilities	6,097	3,074
Total liabilities	54,988	38,841
Commitments and guarantees
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31, 2011 and March 31, 2011; zero shares issued at December 31, 2011 and March 31, 2011	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2011 and March 31, 2011; issued 26,490,213 and 26,094,418 shares at December 31, 2011 and March 31, 2011, respectively; outstanding 24,730,825 and 24,335,030 shares at December 31, 2011 and March 31, 2011, respectively	265	261
Treasury stock, 1,759,388 common shares, at cost, at December 31, 2011 and March 31, 2011	(8,244)	(8,244)
Additional paid-in capital	162,873	158,338
Retained earnings	73,051	58,814
Accumulated other comprehensive loss	(21,826)	(1,833)
Total stockholders’ equity	206,119	207,336
Total liabilities and stockholders’ equity	$261,107	$246,177

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income and Other Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2011	2010	2011	2010
Revenue	$72,184	$55,606	$203,540	$159,685
Costs of revenue	46,271	34,169	129,648	98,391
Gross profit	25,913	21,437	73,892	61,294
Operating expenses:
Selling, general and administrative expenses	19,335	16,453	57,060	49,165
Income from operations	6,578	4,984	16,832	12,129
Other income (expense):
Interest income	603	532	1,761	1,334
Foreign currency transaction gains (losses)	198	(533)	(64)	(1,165)
Other, net	(21)	(5)	(72)	(35)
Total other income (expense)	780	(6)	1,625	134
Income before income tax expense	7,358	4,978	18,457	12,263
Income tax expense	1,764	772	4,220	1,289
Net income	$5,594	$4,206	$14,237	$10,974
Net income per share of common stock:
Basic	$0.23	$0.18	$0.58	$0.46
Diluted	$0.22	$0.17	$0.56	$0.45
Comprehensive income (loss):
Net income	$5,594	$4,206	$14,237	$10,974
Foreign currency translation adjustments	(5,877)	(81)	(11,527)	1,151
Pension plan adjustment	31	(153)	94	(72)
Unrealized gain (loss) on available-for-sale securities, net of tax	(8)	(80)	(41)	(124)
Unrealized (loss) gain on effective cash flow hedges, net of tax	(4,319)	34	(8,519)	(1,333)
Total comprehensive income (loss)	$(4,579)	$3,926	$(5,756)	$10,596

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2011	2010
Cash flows provided by operating activities:
Net income	$14,237	$10,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,169	6,409
Share-based compensation expense	3,858	2,943
Deferred income taxes	—	170
Gain on sale of property and equipment	(6)	(62)
Foreign currency losses, net	64	1,165
Net change in operating assets and liabilities:
Accounts receivable, net	(15,348)	(8,931)
Prepaid expenses and other current assets	(322)	(1,585)
Other long-term assets	(3,503)	49
Accounts payable	(2,514)	(1,405)
Accrued employee compensation and benefits	2,657	3,588
Accrued expenses and other current liabilities	2,553	907
Income taxes payable	2,652	130
Other long-term liabilities	(732)	(989)
Net cash provided by operating activities	9,765	13,363
Cash flows used for investing activities:
Business acquisition	(25,055)	(3,219)
Proceeds from sale of property and equipment	114	86
Purchase of short-term investments	(6,638)	(19,810)
Proceeds from sale or maturity of short-term investments	30,979	25,441
Purchase of long-term investments	(5,202)	(22,506)
Proceeds from sale or maturity of long-term investments	10,406	9,308
Purchase of property and equipment	(10,223)	(7,529)
Decrease (increase) in restricted cash	(2,678)	3,018
Net cash used for investing activities	(8,297)	(15,211)
Cash flows (used for) provided by financing activities:
Proceeds from exercise of common stock options	1,740	2,188
Payment of contingent consideration related to acquisition	(1,620)	—
Principal payments on capital lease obligation	(932)	(1,116)
Net cash (used for) provided by financing activities	(812)	1,072
Effect of exchange rate changes on cash and cash equivalents	(1,939)	452
Net decrease in cash and cash equivalents	(1,283)	(324)
Cash and cash equivalents, beginning of period	50,218	43,851
Cash and cash equivalents, end of period	$48,935	$43,527

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2011 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 27, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re-evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities and valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At December 31, 2011 and March 31, 2011, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, contingent consideration and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Numerators:
Net income	$5,594	$4,206	$14,237	$10,974
Denominators:
Weighted average common shares outstanding	24,704,814	23,793,689	24,604,981	23,650,577
Dilutive effect of employee stock options and unvested restricted stock	627,908	852,792	717,830	887,123
Dilutive effect of stock appreciation rights	25,537	37,168	27,690	38,458
Weighted average shares-diluted	25,358,259	24,683,649	25,350,501	24,576,158
Net income per share-basic	$0.23	$0.18	$0.58	$0.46
Net income per share-diluted	$0.22	$0.17	$0.56	$0.45

During the three and nine months ended December 31, 2011, options to purchase 677,837 and 520,663 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and nine months ended December 31, 2010, options to purchase 386,510 and 949,720 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At December 31, 2011 and March 31, 2011, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at December 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,177	$1	$(12)	$6,166
Non-current	3,279	—	(4)	3,275
Auction-rate securities:
Non-current	900	—	(28)	872
Agency and short-term notes:
Non-current	1,001	—	(1)	1,000
Time deposits:
Current	18,711	—	—	18,711
Total available-for-sale securities	$30,068	$1	$(45)	$30,024

The following is a summary of investment securities at March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$21,688	$50	$(3)	$21,735
Non-current	6,567	2	(14)	6,555
Auction-rate securities:
Non-current	900	—	(25)	875
Agency bonds:
Current	500	—	—	500
Non-current	8,401	1	(13)	8,389
Municipal bonds:
Current	2,385	3	(6)	2,382
Time deposits:
Current	21,096	—	—	21,096
Total available-for-sale securities	$61,537	$56	$(61)	$61,532

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2011 and March 31, 2011 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$5,301	$—	$—	$5,301
Investments:
Available-for-sale securities—current	24,877	—	—	24,877
Available-for-sale securities—non-current	4,275	—	872	5,147
Derivative instruments—current	—	6	—	6
Derivative instruments—non-current	—	9	—	9
Total assets	$34,453	$15	$872	$35,340
Liabilities:
Derivative instruments —current	$—	$8,189	$—	$8,189
Derivative instruments —non-current	—	3,939	—	3,939
Total liabilities	$—	$12,128	$—	$12,128

The Company’s investments in auction-rate securities (see also Note 4), which are listed in the table above under “Investments: Available-for-sale securities—non-current”, are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The underlying assets of these auction-rate securities are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one year.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at December 31, 2011:

Level 3 Assets
Balance at April 1, 2011	$875
Redemption of auction-rate securities	—
Total unrealized gains (losses):
Included in accumulated other comprehensive income	(3)
Balance at December 31, 2011	$872

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly, the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors), which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, durations and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. This program does not meet the criteria for hedge accounting. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 92 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The U.K. Revenue and Cost Program does not meet the criteria for hedge accounting.

The Company evaluates all its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three and nine months ended December 31, 2011 and 2010.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $96,070 and $112,468, at December 31, 2011 and March 31, 2011, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $8,183 at December 31, 2011. At December 31, 2011, the maximum outstanding term of any derivative instrument was 24 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2011 and March 31, 2011:

Derivatives designated as hedging instruments

	December 31, 2011	March 31, 2011
Foreign currency exchange contracts:
Other current assets	$6	$1,327
Other long-term assets	$9	$205
Accrued expenses and other current liabilities	$8,189	$297
Long-term liabilities	$3,939	$121

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2011 and 2010:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended December 31,		Nine months ended December 31,
Hedging Relationships	2011	2010	2011	2010
Foreign currency exchange contracts	$(8,166)	$512	$(13,564)	$(207)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended December 31,		Nine months ended December 31,
Portion)	2011	2010	2011	2010
Costs of revenue	$(681)	$518	$(214)	$1,127
Operating expenses	$(346)	$246	$(123)	$548

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended December 31,		Nine months ended December 31,
as Hedging Instrument	Recognized in Income on Derivatives	2011	2010	2011	2010
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(880)	$(210)	$(2,091)	$(92)
	Revenue	$(133)	$(37)	$(334)	$(143)
	Costs of revenue	$76	$22	$198	$64
	Selling, general and administrative expenses	$6	$2	$12	$5

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

	Nine Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Revenue	$211,582	$178,742
Net income	$14,395	$12,425

Revenue and net loss relating to ALaS since the acquisition date, amounting to $6,014 and $283, respectively, have been included in the consolidated statement of income for the three months ended December 31, 2011, and $12,210 and $664, respectively, for the nine months ended December 31, 2011.

(8) Goodwill and Intangible Assets

Goodwill

The following are details of the changes in goodwill balance at December 31, 2011:

Amount
Balance at April 1, 2011	$19,046
Goodwill arising from ALaS acquisition	16,426
Balance at December 31, 2011	$35,472

The acquisition costs and goodwill balance, which includes the ALaS acquisition, the purchase of substantially all the assets of ConVista Consulting LLC (“ConVista”) whose assets were acquired on February 1, 2010 and the acquisition of InSource Holdings, Inc. and its subsidiaries (“InSource”) which was acquired on November 4, 2009, are deductible for tax purposes in the amount of $36,464.

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

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts acquired as a result of the acquisitions of InSource, ConVista and ALaS at December 31, 2011 and accumulated amortization at December 31, 2011:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$21,600	$3,192	$18,408
Partner relationships	6.0	700	223	477
Trademark	2.0	200	167	33
Backlog	1.0	2,100	2,000	100
	8.2	$24,600	$5,582	$19,018

(9) Income Taxes

The Company’s effective tax rate was 24.0% and 22.9%, respectively, for the three and nine months ended December 31, 2011, as compared to an effective tax rate of 15.5% and 10.5%, respectively, for the three and nine months ended December 31, 2010. The increase in effective tax rate is due primarily to the expiration of the STP holiday in Chennai, India on March 31, 2011, increased taxable profits in certain tax jurisdictions with high statutory rates and the reversal of certain discrete items (uncertain tax positions) for which the statute of limitation expired or were otherwise settled during the three and nine months ended December 31, 2010.  In anticipation of, and to mitigate the impact of, the phase-out of the Software Technology Park (“STP”) holidays, the Company located its new Indian operations in areas designated as a Special Economic Zone (“SEZ”) under the SEZ Act of 2005. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.  The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions for the fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States. A substantial amount of the Company’s income before provision for income taxes is from foreign operations earned by its Indian subsidiaries.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited, or Virtusa India, is an export oriented company under the Indian Income Tax Act of 1961 and was entitled to claim tax exemption for a period of ten consecutive years for each STP that it operates.  Virtusa India operated two STPs, one in Chennai and one in Hyderabad, India.  The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011.  For the nine months ended December 31, 2011, all profits in the STPs in Hyderabad and Chennai, India are fully taxable at the Indian statutory tax rate, which is currently 32.45%.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. At December 31, 2011 and March 31, 2011, the total liability for unrecognized tax benefits was $0.5 million and $0.3 million, respectively, of which liability would impact the annual effective rate, if realized.  Each year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended December 31, 2011, the unrecognized tax benefits increased by $0.2 million due to certain tax positions identified by tax authorities in India.

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

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”), for calendar years 2008 to 2011.  In addition, the Company has several years under examination by foreign jurisdictions.  The Company does not expect an adverse outcome and continues to evaluate all tax return positions.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to permanently reinvest all of its accumulated and future foreign earnings outside the United States.  At December 31, 2011, the Company had $98.0 million of unremitted earnings from foreign subsidiaries and approximately $43.8 million of cash that would otherwise be available for potential distribution, if not permanently reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Client revenue:
North America	$56,791	$41,279	$159,284	$119,205
Europe	12,231	11,350	35,242	32,980
Rest of world	3,162	2,977	9,014	7,500
Consolidated revenue	$72,184	$55,606	$203,540	$159,685

	December 31, 2011	March 31, 2011
Net assets:
United States	$121,090	$128,971
India	46,256	42,977
Sri Lanka	20,681	16,474
Europe	18,092	18,914
Consolidated net assets	$206,119	$207,336

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Customer 1	16.9%	13.1%	16.1%	14.2%
Customer 2	11.5%	11.7%	11.8%	11.1%

(11) Debt

On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. which expires on July 31, 2013. The primary purpose of this credit agreement is to support the Company’s foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility so that it will remain in compliance with its terms. Advances under the credit agreement accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%.  In connection with the execution of the credit agreement, the Company terminated its prior $3,000 amended and restated line of credit agreement.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the nine months ended December 31, 2011, $14,477 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31, 2011. No amounts were outstanding under the financing agreement at December 31, 2011, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(12) Subsequent Events

On January 3, 2012, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,948 (approximately $3,043) and will expire on various dates through March 31, 2012. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.56.

On January 31, 2012, Virtusa UK Limited, a subsidiary of the Company, entered into a Global Frame Contract (the “GFA”) with British Telecommunications plc (“British Telecom”) which establishes Virtusa UK Limited as a preferred, but non-exclusive, vendor of British Telecom for the provision of IT services to British Telecom and its affiliates.  The GFA replaces Virtusa UK Limited’s previously disclosed master services agreement with British Telecom dated as of March 29, 2007, as amended (the “MSA”), in its entirety.

Under the terms of the GFA, British Telecom agreed to a continuation of the minimum commitment previously agreed to under the MSA, which expires on March 31, 2013.  Other pricing and discount provisions provided to British Telecom in the GFA were substantially the same as those previously agreed upon in the MSA.  The GFA also added rate cards specific to certain other geographic locations not previously covered by the MSA.  In addition, the GFA contains provisions regarding insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions.

The term of the GFA is from January 1, 2012 to December 31, 2014, although the GFA may be terminated sooner by either party in the event of an uncured, material breach of the other party or by British Telecom upon 90 days prior written notice, among other things.  British Telecom may also terminate without liability upon certain changes in control of Virtusa UK Limited.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2011 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary. At December 31, 2011, we had 5,530 employees, or team members.

We have supplemented organic growth with acquisitions. Over the last few years, our acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. Our most recent acquisition, the purchase of substantially all of the assets of ALaS Consulting LLC (“ALaS”) on July 1, 2011 for an aggregate consideration of $27.8 million, was intended to extend our position within the banking, financial services and insurance industries by adding capital markets domain expertise, consulting, and program management skills. We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.  We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, debt financing or from the issuance of additional securities, although we cannot assure you that any such additional financing will be available at terms favorable to us, or at all.

In the three months ended December 31, 2011, our revenue increased by 30% to $72.2 million, compared to $55.6 million in the three months ended December 31, 2010. In the nine months ended December 31, 2011, our revenue increased by 27% to $203.5 million, compared to $159.7 million in the nine months ended December 31, 2010.

Net income increased by $1.4 million to $5.6 million in the three months ended December 31, 2011, as compared to $4.2 million in the three months ended December 31, 2010. Net income increased by $3.2 million to $14.2 million in the nine months ended December 31, 2011, as compared to $11.0 million in the nine months ended December 31, 2010.

The increase in revenue for the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010, primarily resulted from:

•                  Higher revenue contribution from our clients existing at December 31, 2010, including our top ten clients collectively

•                  Broad based revenue growth from clients in our banking, financial services and insurance (“BFSI”) and communications and technology (“C&T”) industries

•                  Revenue from clients obtained in connection with the acquisition of ALaS in July 2011

The key drivers of the increase in our net income for the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010, were as follows:

•                  Higher revenue contribution from new and existing clients

•                  Increase in operating profit due to increased operating efficiencies, partially offset by ALaS transaction and related integration costs, increased costs related to our IT professionals and increased visa costs, as well as higher tax expense due to expiration of certain of our tax holidays in India

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2011, 89% of our revenue was derived from clients who had been using our services for more than one year (93% when excluding revenue from clients acquired as a result of the ALaS acquisition) as compared to 78% (88% when excluding revenue from clients acquired as a result of the InSource Holdings Inc. (“InSource”) and ConVista Consulting LLC (“ConVista”) acquisitions) for the three months ended December 31, 2010. During the nine months ended December 31, 2011, 90% of our revenue was derived from clients who had been using our services for more than one year (93% when excluding revenue from clients acquired as a result of the ALaS acquisition) as compared to 77% (90% when excluding revenue from clients acquired as a result of the InSource and ConVista acquisitions) for the nine months ended December 31, 2010. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements into long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We also have a business development team focused on generating engagements with new clients to expand our client base and, over time, reduce client concentration. In the three and nine months ended December 31, 2011, recent client additions, including business acquired from ALaS, have comprised a larger percent of our total revenue as compared to three and nine months ended December 31, 2010.

We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature.  For the three months ended December 31, 2011, our application outsourcing and consulting revenue represented 52.2% and 47.8%, respectively, of our total revenue as compared to 48.7% and 51.3%, respectively, for the three months ended December 31, 2010.  For the nine months ended December 31, 2011, our application outsourcing and consulting revenue represented 52.9% and 47.1%, respectively, of our total revenue as compared to 47.8% and 52.2%, respectively, for the nine months ended December 31, 2010.

In the three months ended December 31, 2011, our European revenue increased by 7.8%, or $0.8 million, to $12.2 million, or 16.9% of total revenue, from $11.4 million, or 20.4% of total revenue, in the three months ended December 31, 2010. In the nine months ended December 31, 2011, our European revenue increased by 6.9%, or $2.2 million, to $35.2 million, or 17.3% of total revenue, from $33.0 million, or 20.7% of total revenue, in the nine months ended December 31, 2010.

Our gross profit increased by $4.5 million to $25.9 million for the three months ended December 31, 2011, as compared to $21.4 million in the three months ended December 31, 2010. Our gross profit increased by $12.6 million to $73.9 million for the nine months ended December 31, 2011 as compared to $61.3 million in the nine months ended December 31, 2010. The increase in gross profit during the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals, annual compensation increases, higher costs related to increased onsite work and lower utilization from the ALaS business.  As a percentage of revenue, gross margin was 35.9% and 38.6% in the three months ended December 31, 2011 and 2010, respectively, and during the nine months ended December 31, 2011 and 2010 gross margin as a percentage of revenue was 36.3% and 38.4%, respectively.  This reflects an increase in the number of IT professionals, annual compensation increases, higher costs related to increased onsite work, including increased use of subcontractors and the impact of lower than expected revenue contributions from the ALaS business.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 16% and 18% respectively of total revenue in the three and nine months ended December 31, 2011, respectively, as compared to 19% of total revenue for the three and nine months ended December 31, 2010. The decrease in revenue earned from fixed-price contracts in the three and nine months ended December 31, 2011 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2011, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was 21.9%. These attrition rates reflect a lower rate of voluntary attrition as compared to the prior period. While our attrition rate remains higher than our long-term goal, we remain committed to improving our attrition levels. There remains intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities and valuation of financial instruments including derivative contracts and investments. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in the Annual Report.

Results of operations

Three months ended December 31, 2011 compared to the three months ended December 31, 2010

The following table presents an overview of our results of operations for the three months ended December 31, 2011 and 2010.

	Three Months Ended December 31,		$	%
(dollars in thousands)	2011	2010	Change	Change
Revenue	$72,184	$55,606	16,578	29.8%
Costs of revenue	46,271	34,169	12,102	35.4%
Gross profit	25,913	21,437	4,476	20.9%
Operating expenses	19,335	16,453	2,882	17.5%
Income from operations	6,578	4,984	1,594	32.0%
Other income (expense)	780	(6)	786	(13,100.0)%
Income before income tax expense	7,358	4,978	2,380	47.8%
Income tax expense	1,764	772	992	128.5%
Net income	$5,594	$4,206	1,388	33.0%

Revenue

Revenue increased by 29.8%, or $16.6 million, from $55.6 million during the three months ended December 31, 2010 to $72.2 million in the three months ended December 31, 2011. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2010 and revenue of $6.0 million from clients obtained in connection with the acquisition of ALaS in July 2011, as well as continued broad based revenue growth from our clients in the BFSI and C&T industries. Revenue from North American clients in the three months ended December 31, 2011 increased by $15.5 million, or 37.6%, as compared to the three months ended December 31, 2010, due to higher revenue contribution from new clients including those acquired in connection with the ALaS acquisition. Revenue from European clients increased by $0.9 million, or 7.8%, as compared to the three months ended December 31, 2010. We had 88 active clients at December 31, 2011, as compared to 78 active clients at December 31, 2010.

Costs of revenue

Costs of revenue increased from $34.2 million in the three months ended December 31, 2010 to $46.3 million in the three months ended December 31, 2011, an increase of $12.1 million, or 35.4%. The increase in cost of revenue was primarily driven by an increase of $8.6 million in compensation costs for our IT professionals, including annual compensation increases and higher onsite costs, including the costs related to the number of employees added as a result of the ALaS acquisition. At December 31, 2011, we had 5,086 IT professionals as compared to 4,611 at December 31, 2010. In addition, we incurred increased subcontractor costs of $2.0 million in the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, primarily due to an increase in onsite work.

As a percentage of revenue, cost of revenue increased from 61.4% for the three months ended December 31, 2010 to 64.1% for three months ended December 31, 2011.  This was due primarily to increased onsite work and related onsite costs including increased visa and immigration fees partially offset by higher utilization of 77% for the three months ended December 31, 2011 compared to 73% for the three months ended December 31, 2010.

Gross profit

Our gross profit increased by $4.5 million, or 20.9%, to $25.9 million for the three months ended December 31, 2011 as compared to $21.4 million for the three months ended December 31, 2010 due to a higher revenue base, partially offset by annual compensation increases, increased subcontractor costs, increased visa costs and higher costs related to increased onsite work.  As a percentage of revenue, our gross profit was 35.9% and 38.6% in the three months ended December 31, 2011 and 2010, respectively.

Operating expenses

Operating expenses increased from $16.5 million in the three months ended December 31, 2010 to $19.3 million in the three months ended December 31, 2011, an increase of $2.8 million, or 17.5%. The increase was primarily due to an increase of $1.2 million in compensation expenses and the costs related to the number of employees added as a result of the ALaS acquisition, a net increase of $0.5 million of hedging expense consisting of $0.3 million of hedging losses in the three months ended December 31, 2011 compared to $0.2 million of hedging gains in the three months ended December 31, 2010 and a $0.4 million increase in professional services. As a percentage of revenue, our operating expenses decreased to 26.8% in the three months ended December 31, 2011 as compared to 29.6% in the three months ended December 31, 2010. This decrease was due to increased operating efficiencies.

Income from operations

Income from operations increased by 32.0%, from $5.0 million in the three months ended December 31, 2010 to $6.6 million in the three months ended December 31, 2011. As a percentage of revenue, income from operations increased from 9.0% in the three months ended December 31, 2010 to 9.1% in the three months ended December 31, 2011.

Other income (expense)

Other income (expense) increased from an expense of $6,000 in the three months ended December 31, 2010 to income of $0.8 million in the three months ended December 31, 2011. This increase is primarily attributed to foreign currency transaction gains in the three months ended December 31, 2011 of $0.2 million, as compared to $0.5 million in foreign currency transaction losses in the three months ended December 31, 2010.

Income tax expense

Income tax expense increased by $1.0 million from $0.8 million in the three months ended December 31, 2010 to $1.8 million in the three months ended December 31, 2011. Our effective tax rate increased from 15.5% for the three months ended December 31, 2010 to 24.0% for the three months ended December 31, 2011.  The increase in income tax expense of $1.0 million reflects increased income in the three months ended December 31, 2011 and the expiration of the Chennai, India tax holiday on March 31, 2011.

Net income

Net income increased by 33.0%, from $4.2 million in the three months ended December 31, 2010 to $5.6 million in the three months ended December 31, 2011 due primarily to higher operating profit partially offset by higher tax expenses during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Nine months ended December 31, 2011 compared to the nine months ended December 31, 2010

The following table presents an overview of our results of operations for the nine months ended December 31, 2011 and 2010.

	Nine Months Ended December 31,		$	%
(dollars in thousands)	2011	2010	Change	Change
Revenue	$203,540	$159,685	43,855	27.5%
Costs of revenue	129,648	98,391	31,257	31.8%
Gross profit	73,892	61,294	12,598	20.6%
Operating expenses	57,060	49,165	7,895	16.1%
Income from operations	16,832	12,129	4,703	38.8%
Other income	1,625	134	1,491	1,112.7%
Income before income tax expense	18,457	12,263	6,194	50.5%
Income tax expense	4,220	1,289	2,931	227.4%
Net income	$14,237	$10,974	3,263	29.7%

Revenue

Revenue increased by 27.5%, or $43.8 million, from $159.7 million during the nine months ended December 31, 2010 to $203.5 million in the nine months ended December 31, 2011. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2010, revenue of $12.2 million from client engagements obtained in connection with the acquisition of ALaS in July 2011, and continued broad based revenue growth from our clients in the BFSI and C&T industries. Revenue from North American clients increased 33.6%, or $40.1 million, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010 due to higher revenue contribution from new clients, including those clients acquired in the ALaS acquisition. Revenue from European clients increased 6.9%, or $2.3 million, in the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, due primarily to increased revenue contribution from British Telecommunications plc. We had 88 active clients at December 31, 2011 as compared to 78 active clients at December 31, 2010.

Costs of revenue

Costs of revenue increased from $98.4 million in the nine months ended December 31, 2010 to $129.6 million in the nine months ended December 31, 2011, an increase of $31.2 million, or 31.8%. The increase in costs of revenue was primarily driven by an increase of $23.7 million in compensation costs for our IT professionals, including annual compensation increases and higher onsite costs, including the costs related to the number of employees added as a result of the ALaS acquisition, as compared to the nine months ended December 31, 2010. At December 31, 2011, we had 5,086 IT professionals as compared to 4,611 IT professionals at December 31, 2010. In addition, there were increased travel costs of $0.7 million and increased subcontractor costs of $4.4 million in the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010, primarily due to an increase in onsite work. As a percentage of revenue, cost of revenue increased from 61.6% for the nine months ended December 31, 2010 to 63.7% for nine months ended December 31, 2011.

Gross profit

Our gross profit increased by $12.6 million, or 20.6%, to $73.9 million for the nine months ended December 31, 2011, as compared to $61.3 million in the nine months ended December 31, 2010, due to a higher revenue base, partially offset by annual compensation increases, increased subcontractor costs, increased visa costs, higher costs related to increased onsite work and the impact of lower revenue contributions from the ALaS business. As a percentage of revenue, gross profit was 36.3% and 38.4% in the nine months ended December 31, 2011 and 2010, respectively.

Operating expenses

Operating expenses increased from $49.2 million in the nine months ended December 31, 2010 to $57.1 million in the nine months ended December 31, 2011, an increase of $7.9 million, or 16.1%. The increase resulted primarily from an increase of $3.0 million in compensation expenses, $1.7 million in facility and facility related expenses, a $1.5 million increase in professional services, a $0.7 million increase in bad debt expense and a net increase of $0.7 million of hedging expense consisting of $0.1 million of hedging losses in the nine months ended December 31, 2011 compared to $0.6 million of hedging gains in the nine months ended December 31, 2010. This was partially offset by a $0.6 million decrease in amortization of intangibles after giving effect to the ALaS acquisition.  As a percentage of revenue, our operating expenses decreased from 30.8% in the nine months ended December 31, 2010 to 28.0% in the nine months ended December 31, 2011, due to increased operating efficiencies.

Income from operations

Income from operations increased by $4.7 million, or 38.8%, from $12.1 million in the nine months ended December 31, 2010 to $16.8 million in the nine months ended December 31, 2011. As a percentage of revenue, income from operations increased from 7.6% in the nine months ended December 31, 2010 to 8.3% in the nine months ended December 31, 2011, primarily due to increased operating efficiencies.

Other income (expense)

Other income (expense) increased from $0.1 million in the nine months ended December 31, 2010 to $1.6 million in the nine months ended December 31, 2011. The increase is attributed to a decrease in foreign currency transaction losses of $1.1 million and an increase in interest income of $0.4 million.

Income tax expense

Income tax expense increased by $2.9 million from $1.3 million in the nine months ended December 31, 2010 to $4.2 million in the nine months ended December 31, 2011. Our effective tax rate increased from 10.5% for the nine months ended December 31, 2010 to 22.9% for the nine months ended December 31, 2011.  The increase in income tax expense of $2.9 million reflects increased income in the nine months ended December 31, 2011 and the expiration of the Chennai, India tax holiday on March 31, 2011.

Net income

Net income increased by 29.7%, or $3.2 million, from $11.0 million in the nine months ended December 31, 2010 to $14.2 million in the nine months ended December 31, 2011. This increase was driven primarily by higher operating profit, partially offset by ALaS transaction and integration costs and higher tax expenses during the nine months ended December 31, 2011 as compared to the nine months ended December 31, 2010.

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

On July 30, 2010, we entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At December 31, 2011, there were no amounts outstanding under this credit agreement and we are in compliance with all covenants.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2011, we sold $14.5 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31, 2011. No amounts were due under the financing agreement at December 31, 2011, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of our campus on a 6.3 acre site in Hyderabad, India. We expect to construct and build out this facility, which will be approximately 325,000 square feet, through the fiscal year ending March 31, 2013, at a total estimated cost of $27.5 million, of which we anticipate incurring capital expenditures of approximately $0.7 million during the remainder of the fiscal year ending March 31, 2012. Through December 31, 2011, we have spent approximately $24.3 million toward the completion of this facility with approximately $3.8 million spent during the nine months ended December 31, 2011. Other capital expenditures during the nine months ended December 31, 2011 were approximately $6.4 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2012 to be approximately $2.7 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2011	2010
Net cash provided by operating activities	$9,765	$13,363
Net cash used for investing activities	(8,297)	(15,211)
Net cash (used for) provided by financing activities	(812)	1,072
Effect of exchange rate changes on cash	(1,939)	452
Net decrease in cash and cash equivalents	(1,283)	(324)
Cash and cash equivalents, beginning of period	50,218	43,851
Cash and cash equivalents, end of period	$48,935	$43,527

Net cash provided by operating activities

Net cash provided by operating activities was $9.8 million during the nine months ended December 31, 2011 as compared to $13.4 million during the nine months ended December 31, 2010. This decrease was primarily attributable to an increased change in accounts receivable of $6.4 million, primarily due to an increase in the receivables related to clients acquired in the acquisition of ALaS. In addition, the decrease was also due to a decreased change in other long-term assets of $3.6 million and an increase in share-based compensation expense of $0.9 million, partially offset by an increased net income of $3.3 million, an increased change in operating liabilities of $2.4 million, increased change in prepaid expenses of $1.3 million and decreased depreciation and amortization expenses of $0.2 million.

Net cash used for investing activities

Net cash used for investing activities was $8.3 million during the nine months ended December 31, 2011 as compared to $15.2 million during the nine months ended December 31, 2010. The decrease was primarily due to an increase in cash used in business acquisitions of $21.8 million related to the ALaS acquisition; an increased change in restricted cash of $5.7 million, primarily relating to the $2.8 million holdback in connection with the ALaS acquisition, compared to the $3.2 million of restricted cash paid in the nine months ended December 31, 2010 in connection with the ConVista acquisition holdback; and a decrease in purchase of property and equipment in the amount of $2.7 million, partially offset by net increased sales activity in investment securities of $37.1 million.

Net cash used for (provided by) financing activities

Net cash used for financing activities was $0.8 million during the nine months ended December 31, 2011, as compared to $1.1 million provided by financing activities during the nine months ended December 31, 2010. The change is primarily due to the payment of contingent consideration of $1.6 million related to the acquisition of ConVista, a decrease in cash provided by stock option exercises of $0.4 million, partially offset by a decrease in payments on finance lease obligations of $0.2 million.

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

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Pursuant to this amendment, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on our disclosure or consolidated financial results.

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

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial position or financial results.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this new disclosure requirement to have a material impact on our disclosure or consolidated financial position, financial results or cash flows.

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

In December 2011, the FASB issued new guidance, Disclosures about Offsetting Assets and Liabilities, in conjunction with the International Accounting Standards Board’s (“IASB”)s issuance of amendments to Disclosures—Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). While the FASB and the IASB retained the existing offsetting models under GAAP and IFRS, the new standards require disclosures to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial position or financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the first nine months of our fiscal year ending March 31, 2012 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 6 of the notes to our financial statements included herein for a description of recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee and the Sri Lankan rupee.

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at December 31, 2011 was $96 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2011. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At December 31, 2011, we had $79.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the nine months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended December 31, 2011, we withheld an aggregate of 9,938 shares of restricted stock at a price of $15.35 per share.

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, as filed with the SEC on February 3, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2011 (Unaudited) and March 31, 2011
	(ii)	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)
	(iii)	Consolidated Statements of Cash Flows for the nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)
	(iv)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation
Date: February 3, 2012	By:	/s/ Kris Canekeratne

Kris Canekeratne, Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2012	By:	/s/ Ranjan Kalia

Ranjan Kalia, Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, as filed with the SEC on February 3, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2011 (Unaudited) and March 31, 2011
	(ii)	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)
	(iii)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2011 and December 31, 2010 (Unaudited)
	(iv)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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