Form 10-K
period 2012-03-31
VIRTUSA CORP
filed 2012-05-25
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No: ☑

The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2011, based on $13.20 per share, the last reported sale price on the NASDAQ Global Market on that date, was $299,040,377.

The number of shares outstanding of each of the issuer's class of common stock as of May 21, 2012:

Class	Number of Shares
Common Stock, par value $0.01 per share	25,645,144

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its 2012 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2012. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2012

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

Item 1.    Business.

Overview

Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to accelerate time-to-market, improve service and enhance productivity. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore with global delivery centers in Hyderabad, Bangalore and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary.

Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India, Sri Lanka and Hungary to provide value-added services rapidly and cost-effectively. They do this by using our enhanced global delivery model, which we manage to a targeted 20/80 onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements as well as the impact of any U.S. based acquisitions.

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

We provide our IT services primarily to enterprises engaged in the following industries: communications and technology ("C&T"); banking, financial services and insurance ("BFSI"); and media and information ("M&I"). Our current clients include leading global enterprises such as JPMorgan Chase Bank, N.A. ("JPMC"), British Telecommunications plc ("BT"), Aetna Life Insurance Company, Iron Mountain Information Management, Inc., and Thomson Reuters (Healthcare) Inc. ("Thomson"), and leading enterprise software developers such as Pegasystems Inc. We have a high level of repeat business among our clients. For instance, during the quarter ended March 31, 2012, 90% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 59%, 60% and 69% of our total revenue in the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Our largest client for the fiscal year ended March 31, 2012, JPMC, accounted for 16% of our total revenue. During the fiscal year ended March 31, 2011 and 2010, JPMC accounted for 12% and 10% of our total revenue, respectively. Our largest client for the fiscal years ended March 31, 2011 and 2010, BT, accounted for 14% and 16% of our total revenue, respectively. During the fiscal year ended March 31, 2012, BT accounted for 12% of our total revenue. For the fiscal year ended March 31, 2010, Fidelity National Information Services, Inc. ("FIS") (f/k/a Metavante Corporation, which was acquired by FIS) and Thomson Reuters (Healthcare) Inc. ("Thomson") accounted for 11% and 10% of our revenue, respectively.

We have master services agreements with each of JPMC, BT, FIS and Thomson.

On January 31, 2012, Virtusa UK Limited, our UK subsidiary, entered into a Global Frame Contract (the "GFA") with BT which establishes Virtusa UK Limited as a preferred, but non-exclusive, vendor of BT for the provision of IT services to BT and its affiliates. The GFA replaces Virtusa UK Limited's previously disclosed master services agreement with BT dated March 29, 2007, as amended (the "MSA"), in its entirety.

Under the terms of the GFA, BT agreed to a minimum aggregate expenditure commitment of approximately £102 million over a term beginning April 1, 2007 to March 31, 2013, reflecting a continuation of the minimum commitment previously agreed under the MSA. Other pricing and discount provisions provided to BT in the GFA were substantially the same as those previously agreed upon in the MSA. The GFA also added rate cards specific to certain other geographic locations not previously covered by the MSA. In addition, the GFA contains provisions regarding insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions.

The term of the GFA is from January 1, 2012 to December 31, 2014, although the GFA may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by BT upon 90 days prior written notice. BT may also terminate without liability upon certain other conditions, including changes in control of Virtusa UK Limited.

Virtusa Corporation's current agreement with JPMC, which we amended on March 31, 2012 to reflect certain rate card pricing terms with JPMC, expires on December 5, 2014. Our agreements with JPMC, Thomson and FIS do not provide for any minimum purchase obligations. Our agreement with Thomson has a perpetual term and our agreement with FIS continues in effect for the term of any statement of work in effect.

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

Our solution

We deliver a broad range of IT services using an enhanced global delivery model and an innovative platforming approach to application rationalization. We have significant domain expertise in IT-intensive industries, such as C&T, BFSI and M&I. We enable our clients to leverage IT to improve business performance, use IT assets more effectively and optimize IT costs.

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

Enhanced global delivery model.    We believe we have an enhanced and integrated global delivery model. Our enhanced global delivery model leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 20/80 onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements, as well as the impact of any U.S. based acquisitions. During the past four fiscal years, we performed at least 80% of our total annual billable hours at our offshore global delivery centers. Our onsite client service teams are comprised of senior technical and industry experts who work on an integrated basis with our offshore teams in India and Sri Lanka. We leverage our global delivery model across all of our service offerings.

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

On July 1, 2011, we acquired substantially all of the assets comprising the business of ALaS Consulting LLC, a New York limited liability company ("ALaS") to extend our position within the BFSI industries by adding capital markets domain expertise, consulting and program management skills. We now offer a wider range of consulting and advisory services to financial services companies in areas such as regulatory compliance, trading desk operations improvements and controls, software package selection, program management and functional testing, and increased automation to reduce our clients' costs.

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

Our technology implementation services include the following development, legacy asset management, information management and testing services:

Development Services	Legacy Asset Management Services	Information Management Services	Testing Services

•

application development

•

package implementation and integration

•

software product engineering

•

application maintenance and support

•

Business Process and CRM Management Services

•

Business Process Management implementations
      - CRM services
      - SAP services

•

Customer experience and content management services
      - Enterprise Content Management
      - portal and search
      - document and records management

•

emerging technology services
      - mobility services
      - cloud computing
      - social solutions
      - big data

	• systems consolidation and rationalization • technology migration and porting • web-enablement of legacy applications	• data management services • business intelligence, reporting and decision support - Master Data Management (MDM) - Data Integration - Analytics	• testing frameworks • automation of test data and cases • test cycle execution • performance testing

Our technology implementation services span a variety of capabilities form custom application development, testing, maintenance and support services and packaged implementation services. We have extensive partnerships with leading platform vendors. We have incorporated rapid, iterative development techniques into our approach, extensively employing prototyping, solution demonstration labs and other collaboration tools that enable us to work closely with our clients to understand and adapt to their changing business needs. Leveraging our business consulting services with advanced techniques like our ASD Workshops, we are able to develop and deploy applications quickly, often within solution delivery cycles of less than three months.

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

We manage to a targeted 20/80 onsite-to-offshore service delivery mix, which allows us to cost-effectively deliver value-added services and rapidly respond to changes in resources and requirements, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any U.S. based acquisitions. . During the past four fiscal years, we performed at least 80% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ended March 31, 2013, we anticipate the onsite ratio to slightly increase due to new client engagements, existing work on larger, more complex programs, as well as the full fiscal year impact of the AlaS acquisition. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around-the-clock, world-class execution capabilities that span multiple time zones.

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

Sales and marketing

Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. At March 31, 2012 and 2011, we had 126 and 118 marketing and business development full time equivalents, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

Sales and sales support.    Our sales and sales support teams focus primarily on identifying, targeting and building relationships with prospective clients. These teams are supported in their efforts by industry specialists, technology consultants and solution architects, who work together to design client-specific solution proposals. Our sales and sales support teams are based in offices throughout the United States, Europe and Asia.

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

Marketing.    We maintain a marketing presence in the United States, Europe, including the United Kingdom and the Netherlands, India, Sri Lanka and Singapore. Our marketing team seeks to build our brand awareness and generate target lists and sales leads through industry events, press releases, thought leadership publications, direct marketing campaigns and referrals from clients, strategic alliances and industry analysts. The marketing team maintains frequent contact with industry analysts and experts to understand market trends and dynamics.

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

Clients and industry expertise

We market and provide our services to companies in North America, Europe, the Middle East and Asia. For additional discussion regarding geographic information, see note 19 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2012 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. Our largest client for the fiscal year ended March 31, 2012, JPMC, accounted for 16% of our total revenue. Our largest client for the fiscal years ended March 31, 2011 and 2010, BT, accounted for 14% and 16% of our total revenue, respectively. During the fiscal year ended March 31, 2012, BT accounted for 12% of our total revenue. For the fiscal year ended March 31, 2011, JPMC accounted for 12% of our total revenue. For the fiscal year ended March 31, 2010, FIS and Thomson accounted for 11% and 10% of our total revenue, respectively.

We focus primarily on three industries: C&T, BFSI and M&I. We build expertise in these industries through our customer experience and industry alliances, by hiring industry specialists and by training our business analysts and other team members in industry-specific topics. Drawing on this expertise, we strive to develop industry-specific perspectives and services.

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

Media and information.    For our M&I clients, we focus primarily on solutions involving electronic publishing, online learning, content management, information workflow and mobile content delivery as well as personalization, search technology and digital rights management. Many M&I providers are focused on building common platforms that provide customized content from multiple sources, customized and delivered to many consumers using numerous delivery mechanisms. We believe our platforming approach is ideally suited to these opportunities.

Competition

The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Limited, Infosys Technologies Limited, iGATE Patni, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture Ltd., Cap Gemini S.A., Computer Sciences Corporation, Deloitte Consulting LLP, IBM Global Services Consulting and Sapient Corporation

We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, as well as offshore IT service providers with facilities in less expensive geographies within India.

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

Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2012, we experienced voluntary team member attrition at a rate of 15.5% and involuntary team member attrition at a rate of 5.0%. We remain committed to improving and sustaining our voluntary attrition levels in-line with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

At March 31, 2012, we had 5,672 team members worldwide. We also retain outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

Business segments and geographic information

We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 19 to our consolidated financial statements for the fiscal year ended March 31, 2012 contained in this Annual Report.

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

We have historically earned, and believe that over the next few years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 45%, 44% and 51% of our revenue in our fiscal years ended March 31, 2012, 2011 and 2010, respectively, from our top five clients during those periods. For the fiscal year ended March 31, 2012, JPMC and BT accounted for 16% and 12% of our total revenue, respectively. In addition, during the fiscal years ended March 31, 2012 and 2011, 90% and 89% of our revenue, respectively, came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients or the acquisition of a client. Further, the loss of, or material reduction in revenue from any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, on January 31, 2012, Virtusa UK Limited, our UK subsidiary, entered into a Global Frame Contract (the "GFA") with BT which replaces Virtusa UK Limited's previously disclosed master services agreement with BT dated as of March 29, 2007, as amended (the "MSA"), in its entirety. Further, we recently amended our agreement with JPMC to reflect certain rate card pricing terms. Under the terms of the GFA, BT agreed to a minimum aggregate expenditure commitment of approximately £102 million over a term beginning April 1,

2007 to March 31, 2013, reflecting a continuation of the minimum commitment previously agreed under the MSA. Other pricing and discount provisions provided to BT in the GFA were substantially the same as those previously agreed upon in the MSA. The GFA also added rate cards specific to certain other geographic locations not previously covered by the MSA. In addition, the GFA contains provisions regarding, insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions.

There can be no assurance that the GFA or our agreement with JPMC will not be terminated or further amended prior to the end of its term, or that the depreciation of the U.K. pound sterling against the United States dollar will not reduce the aggregate size of the minimum commitment under the GFA which is set forth in the agreement, when translated into U.S. dollars.

In addition, our client concentration may subject us to perceived or actual leverage that our clients may have, given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business would be seriously harmed.

If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2012, our voluntary attrition rate was 15.5%. We and the industry in which we operate generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers with which we compete have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners, which events have created and may in the future create, larger and better capitalized competitors. Our competitors may have superior abilities to compete for market share, and compete against us for our existing and prospective clients. Our competitors may also have larger engagements with our existing or prospective clients which, due to our size and scale, may provide our competitors with significant advantages in any competitive bidding process. Our competitors may also be better able to use significant economic incentives, such as lower billing rates or non-billable resources, to secure contracts with our existing and prospective clients or gain a competitive advantage by being able to staff engagements that we are unable to staff, due to our shortage of resources or our lack of special skill sets. Our competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow our competitors to have advantages over us to meet client demands in an engagement requiring large numbers and varied types of resources with specific experience or skill-sets that we may not have readily available in the short-term or the long-term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

We depend on clients primarily located in the United States and Europe (primarily, the United Kingdom), and are therefore subject to the risks and events affecting these geographies and economies that may cause our clients to reduce or postpone their IT spending.

For our fiscal year ended March 31, 2012, we derived substantially all of our revenue from clients located in the United States and Europe (primarily, the United Kingdom). During the fiscal year ended March 31, 2012, we generated 78% of our revenue from clients in the United States, 18% of our revenue from clients in the Europe (primarily, the United Kingdom) and 4% from clients in the rest of the world. While the United States economy has marginally improved recently, the European economy remains weakened. If a weakening or slowing of these economies continues or accelerates, or deterioration in these financial markets occurs, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenue and profitability. Additionally, any prolonged recession or weakening of the growth rates and economies in the United States and/or Europe could have a material adverse impact on IT budgets, erode our client base and our target markets and have a material adverse impact on our revenue.

We depend on clients concentrated in specific industries, such as BFSI, and are therefore subject to risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

In our fiscal year ended March 31, 2012, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2012, we earned approximately 58% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 37% from the prior fiscal year. If any decline in the growth of the BFSI industries, particularly the financial services industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

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

We also regularly transfer employees from India and Sri Lanka to the United States to work on projects and at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved "Blanket L Program," under which the corporate relationships of our transferring and receiving entities have been pre-approved by the United States Citizenship and Immigration Services, or USCIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the pre-approval process through USCIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and USCIS, which adjudicates petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to this category and all applications are subject to increased scrutiny. For example, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. In addition, L-1B "specialized knowledge" visa holders may not be primarily stationed at the work site of another employer if the L-1B visa holder will be principally controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer. As a result, the rate of refusals of initial L-1 petitions and of extensions has materially increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have substantially delayed visa issuances as they are allowed the right to further scrutinize the visa and request for additional supporting documentation. Any inability to bring, or delays in bringing, qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our client engagements, our business, results of operations and financial condition.

We also process immigrant visas for lawful permanent residence (green cards) in the United States for employees to fill positions for which there is an insufficient number of able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

Immigration laws in countries in which we seek to obtain visas or work permits may require us to meet certain other legal requirements as conditions to obtaining or maintaining entry visas. These immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. For instance, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced growth. The United Kingdom requires that all employees who are not nationals of European Union countries (plus Bulgaria and Romania) to obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nationals from countries such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but do need to obtain a worker registration within 30 days of arrival. The United Kingdom has introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can demonstrate that the employee can accumulate 50 points based on certain attributes, which include academic qualifications, intended salary and other factors plus 10 points for English language (not necessary where the employee is an intra company transferee) and 10 points for maintenance. Where the employee has not worked for a Virtusa group company outside the United Kingdom for at least 12 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by a European Economic Area national. While we are an A-rated sponsor and have been able to obtain certificates of sponsorship to satisfy our demand for transfers to the United Kingdom, we can make no assurance that we can continue to do so.

Further, we cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our personnel. Our reliance on work visas and work permits for a significant number of our IT professionals makes us particularly vulnerable to such changes and variations, particularly in the United States and Europe, because these immigration and legislative changes affect our ability to staff projects with IT professionals who are not citizens of the country where the onsite work is to be performed. We may not be able to obtain a sufficient number of visas for our IT professionals or may encounter delays or additional costs in obtaining or maintaining such visas. To the extent we experience delays due to such immigration restrictions, we may encounter client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

Changes, and proposed changes, in U.S. immigration law, if approved into law, may increase our cost of revenue and may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed legislation, which contained provisions to impose additional fees of $2,000 for certain H-1(B) petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were extended through September 20, 2015 and already have had a negative impact on our gross profits and overall cost of operations, given especially the very competitive environment in which we operate, and despite our efforts to recoup these costs either directly from our clients or indirectly through our billing rates. Legislators have also discussed comprehensive immigration reform. While the comprehensive immigration reform legislation focuses primarily on the millions of illegal immigrants in the United States, there is speculation that it may include some content regarding H-1(B) and L-1 visas as described in the recently proposed legislation. The potential risks and impact to our business if some or all of the proposed immigration legislation relating to use of H-1 (B) and L-1 visas is approved include:

  •
  Reduced ability to bring in Level 1 foreign workers on a L-1 or H-1(B) visa

  •
  Increased scrutiny and requests for proof of eligibility on the use of L-1 and H-1(B) visas, including a requirement to pay prevailing wages for L-1 visa holders from the first day of transfer

  •
  Elimination of a company's ability to pay the living expenses of an L-1 visa holder on a tax free basis

  •
  Increased oversight by the Department of Labor ("DOL") over issuance, use and administration of L-1 visas, just as the DOL currently oversees H-1(B) visas

In addition, new proposed legislation may restrict companies with more than 50% of the U.S. based work force comprised of employees with an L-1 or H-1(B) visa from filing additional visa petitions, including visa petitions for H-1(B) or L-1 visas. Finally, the new legislation being discussed may require companies seeking H-1(B) and L-1 visas to undertake a good faith recruitment process to prove that there is no displacement of U.S. workers. If some or all of the legislation discussed above were passed into law, we may not be able to apply for or obtain necessary visas or work permits for key offshore personnel or other offshore resources needed for onsite assignments. Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing. Any inability to obtain, or extended delays in obtaining, these visas could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources rather than using existing offshore resources to staff onsite engagements. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S. prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins could then be materially and adversely affected. Finally, if the legislation requires additional "good faith" recruiting processes to occur locally before applying for H-1(B) visas, our costs of hiring could increase, and our ability to staff appropriately skilled resources on client projects could be restricted or substantially delayed. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

The international nature of our business exposes us to several risks, such as significant currency fluctuations and unexpected changes in the regulatory requirements of multiple jurisdictions.

We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore and Hungary and we serve clients across North America, Europe, the Middle East and Asia. For the fiscal years ended March 31, 2012, 2011 and 2010, revenue generated outside of the United States accounted for 22%, 26% and 26% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, and the Netherlands. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

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

The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in recent periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. During the fiscal year ended March 31, 2012, the U.K. pound sterling has shown less volatility than in previous years, however, future fluctuations in the exchange rate could have a materially negative impact on our revenue generated in the U.K. pound sterling, as well as on our operating income and net income. Any appreciation of the U.S. dollar against the U.K. pound sterling will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margin and net income, which may in turn have a negative impact on our business, operating results and financial condition and results of operations. Although we have entered into, and may continue to enter into, derivative contracts to mitigate the impact of the fluctuation in the U.K. pound sterling and the Indian rupee, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego certain benefits including benefits caused by depreciation of the Indian rupee with respect to our expenses or by a depreciation of the U.K. pound sterling with respect to our revenue. We have also initiated an investment program (short to medium term currency deposits) in Asia where we hold investments in local currency. Accordingly, any material depreciation of the UK pound sterling, the Indian rupee or the Sri Lankan rupee against the U.S. dollar could have a material adverse impact on our cash balances when consolidated and translated into U.S. dollars.

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

Although we have adopted an eight quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. Furthermore, we are exposed to foreign currency volatility related to the Canadian dollar, the euro, and the Sri Lankan rupee, which are not currently hedged. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") which seeks to regulate, among other matters, the manner in which companies and their financial institutions engage in hedging activities. In addition, the Commodity Futures Trading Commission (the "CFTC") and the Securities and Exchange Commission have recently proposed rules to implement certain provisions of the of Dodd-Frank Act which, if enacted, may have a material and negative impact on the manner in which we are able to engage in hedging activities. For instance, certain proposed rules may require us to use cash or liquid investments (rather than a line of credit) to collateralize our hedging activities, which may require us to shift cash and cash equivalents freely available to us into restricted cash. Such requirement could become prohibitive and prevent us from continuing with our hedging program. Other proposed rules may also increase the costs of our hedging program, or may prevent us from working with our preferred banking institutions to effect these forward contracts or require us to clear these trades through a third party, each of which could materially increase our costs of operating our hedging program. While the proposed rules may change before enactment, if some of these rules are enacted, we can make no assurance that we will be able to continue to operate our hedging program, or if we are, on terms that are commercially viable to us.

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

We have acquired, and in the future may acquire or make strategic investments in complementary businesses, technologies or services or enter into strategic partnerships or alliances with third parties to enhance our business. If we do identify suitable candidates, we may not be able to complete transactions on terms commercially acceptable to us, if at all. These types of transactions involve numerous risks, including:

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

  •
  unknown liabilities

Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. For instance, in November 2009, we completed the acquisition of InSource, a consulting company focused on the insurance and healthcare industries, for approximately $7.8 million. In February 2010, we acquired the business of ConVista Consulting LLC, a consulting company focused on implementing high volume collection, disbursement claims and billing systems using SAP software, for an aggregate of approximately $26.8 million cash consideration. In July 2011, we acquired the business of ALaS, for an aggregate consideration of $27.8 million to extend our consulting capabilities and service offerings within the BFSI industries. In connection with these acquisitions, we are carrying $35.5 million in goodwill on our consolidated balance sheets at March 31, 2012. If we fail to successfully integrate these companies and maintain their value, or if these acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company or impairment of intangible assets or goodwill of any such company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

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

Future acquisitions financed with our own cash could deplete the cash and working capital available to adequately fund our operations. We may also need to finance future transactions through debt financing, the issuance of our equity securities, existing cash, cash equivalents or investments or a combination of the foregoing. Acquisitions financed with the issuance of our equity securities could be dilutive, which could affect the market price of our stock. Acquisitions financed with debt could require us to dedicate a substantial portion of our cash flow to principal and interest payments and could subject us to restrictive covenants. We cannot assure you that equity or debt financing would be available to us, or if so, on commercially reasonable terms.

We may be subject to certain liabilities assumed in connection with our acquisitions that could harm our operating results.

Although we conduct due diligence in connection with each of our acquisitions, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. While we generally require the selling party to indemnify us for any and all liabilities associated with such liabilities, if for any reason the seller does not perform their indemnification obligation, we may be held responsible for such liabilities. In addition, as part of an acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered into by the acquired entity that are not consistent with the terms and conditions that we typically accept and require. Although we attempt to structure acquisitions in such a manner as to minimize the liability that could arise from such contractual commitments, we cannot assure you that any of our efforts to minimize the liability will be effective in all instances or will otherwise protect us from liability for damages under such agreements. The discovery of any material liabilities associated with our acquisitions for which we are unable to receive indemnification could harm our operating results.

Our ability to raise capital in the future may be limited and our failure to raise capital or have access to cash in the geography where or when needed could prevent us from growing.

We anticipate that our current cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our current needs for general corporate purposes for the foreseeable future. However, we may also need additional financing to execute our current or future business strategies, including to:

  •
  acquire businesses or technologies

  •
  add additional global delivery centers

  •
  procure additional capacity and facilities

  •
  hire additional personnel

  •
  enhance our operating infrastructure

  •
  otherwise respond to competitive pressures

In addition, as a global company, we may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2012, we had approximately $85.4 million of cash, cash equivalents, short term investments and long term investments of which we hold approximately $48.6 million of cash and short-term investments in non-U.S. locations, particularly in India and Sri Lanka. Cash in these non-U.S. locations may otherwise be available for potential investment in those locations, if not indefinitely reinvested. However, if we were to repatriate this cash back to the United States for use in U.S. investments, this cash would be subject to substantial taxes.

For these reasons, we may need to raise additional capital for U.S. or other global investments. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. Any such debt financing could require us to comply with restrictive financial and operating covenants, which could have a material adverse impact on our business, results of operations or financial condition. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations and growth, take advantage of unanticipated opportunities or otherwise respond to competitive pressures may be significantly limited.

We are investing substantial cash in new facilities and our profitability could be reduced if our business does not grow proportionately.

We have spent $24.4 million through March 31, 2012 and currently plan to spend approximately an additional $1.3 million in the fiscal year ending March 31, 2013, in connection with the construction and build-out of a facility on our campus in Hyderabad, India. We also intend to make increased investments in our existing global delivery centers in Chennai, India and Colombo, Sri Lanka. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such investment may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability would be reduced.

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

We may not succeed in maintaining our profitability and could incur losses in future periods. If we experience declines in demand, declines in, or inability to raise, pricing for our services, or if wages in India or Sri Lanka continue to increase at a faster rate than in the United States and the United Kingdom, we will be faced with continued growing costs for our IT professionals, including wage increases. We also expect to continue to make investments in infrastructure, facilities, sales and marketing and other resources as we expand, thus incurring additional costs and potentially reducing our operating margins. If our revenue does not increase to offset these increases in costs or operating expenses, our operating results would be negatively affected. In fact, in future quarters we may not have any revenue growth and our revenue and net income could decline. You should not consider our historic revenue and net income growth rates as indicative of future growth rates. Accordingly, we cannot assure you that we will be able to maintain or increase our profitability in the future.

Our inability to manage to a desired onsite-to-offshore service delivery mix may negatively affect our gross margins and costs and our ability to offer competitive pricing.

We may not succeed in maintaining or increasing our profitability and could incur losses in future periods if we are not able to manage to a desired onsite-to-offshore service delivery mix. To the extent that our engagements involve an increasing number of consulting, production support, software package implementation or other services typically requiring a higher percentage of onsite resources, we may not be able to manage to our desired service delivery mix. Additionally, other factors like client constraint or preferences or our inability to manage engagements effectively with limited resources onsite, or difficulty in staffing onsite projects due to immigration issues, resource constraints or otherwise, may result in a higher percentage of onsite resources than our desired service delivery mix. However, for the fiscal year ended March 31, 2013, we anticipate the onsite ratio to slightly increase due to new client engagements, existing work on larger, more complex programs, as well as the full fiscal year impact of the AlaS acquisition. Accordingly, we cannot assure you that we will be able to manage to our desired onsite-to-offshore service delivery mix. If we are unable to manage to our targeted service delivery mix, our gross margins may decline and our profitability may be reduced. Additionally, our costs will increase and we may not be able to offer competitive pricing to our clients.

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

We may be required to spend substantial time and expense in a fiscal period before we can recognize revenue in such fiscal period, if any, from a client contract.

The period between our initial contact with a potential client and the execution of a client contract for our services is lengthy, and can extend over one or more fiscal quarters. To sell our services successfully and obtain an executed client contract, we generally have to educate our potential clients about the use and benefits of our services, which can require significant time, expense and capital without the ability to realize revenue, if any. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenue, and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular fiscal quarter could reduce our revenue in that period. These delays or failures can cause our gross margin and profitability to fluctuate significantly from quarter to quarter. Overall, any significant failure to generate or recognize revenue or delays in recognizing revenue after incurring costs related to our sales processes or services performed in a particular fiscal period, due to factors such as lack of a fully executed agreement with the client, failure to satisfy other elements of generally accepted accounting standards for revenue recognition or otherwise, could have a material adverse effect on our business, financial condition and results of operations in such fiscal period or otherwise.

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

Additionally, a portion of our revenue is obtained from fixed price arrangements with our clients. Payment of our fees on fixed-price contracts is based on our ability to provide deliverables on certain dates or meet certain defined milestones. Our failure to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines, or otherwise meet a client's expectations, may result in non-payment of invoices, termination of engagements and our having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which the milestone is met, if we are able to achieve such milestone at all.

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

Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

  •
  unanticipated contract or project terminations, or reductions in scope or size of IT engagements

  •
  the continuing financial stability and growth prospects of our clients

  •
  our ability to recognize the revenue associated with the services performed in the applicable fiscal period due to factors, including having fully signed contractual agreements with our clients for such periods or our ability to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines in the applicable fiscal period

  •
  general economic conditions

  •
  the number, timing, scope and contractual terms of IT projects in which we are engaged

  •
  delays in project commencement or staffing delays due to immigration issues or our inability to assign appropriately skilled or experienced personnel

  •
  the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project

  •
  changes in pricing in response to client demand and competitive pressures

  •
  the mix of onsite and offshore staffing

  •
  the mix of leadership and senior technical resources to junior engineering resources staffed on each project

  •
  unexpected changes in the utilization rate of our IT professionals

  •
  seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

  •
  the ratio of fixed-price contracts to time-and-materials contracts

  •
  employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

  •
  our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

  •
  one-time, non-recurring projects

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

Recent global economic conditions have negatively impacted financial markets in the United States, Europe and Asia, resulting in extreme disruption and volatility in recent periods of financial markets, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of certain investments. These adverse economic developments affect our clients in a number of ways and could result in decreased global IT spending which, in turn, could result in delays, reductions in, or cancellation of engagements for our services. Regional and global economic weakness and uncertainty have also resulted in some companies reassessing their spending for technology and IT related projects and services. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated levels of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

We may be audited by software vendors from whom we license or use their software to train our resources or serve our clients, which may result in claims for infringement, violations of license provisions or other damages

From time to time, we are subject to audit by our vendors from whom we license and use software to confirm compliance with usage and deployment requirements. If as a result of these audits or otherwise, vendors believe that we have committed usage or deployment violations, we may be required to purchase software from these vendors, and we may be subject to claims of infringement or wrongful usage which may result in legal liability to us, including damages, legal fees and expenses. In addition to legal liability and related expense of any litigation, which may include damages and the obligations to purchase software from such software vendor, we may be prevented from using the vendor's software in the future which may have a material and negative impact on our ability to service our customers, conduct training of our IT professionals and generally perform our services.

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

The failure to successfully and timely implement certain financial system changes to improve operating efficiency and enhance our reporting controls could harm our business.

We have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiency and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully implement and execute these initiatives in a timely, effective and efficient manner could significantly increase our costs, distract our management and could result in the disruption of our operations, the inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely and accurate manner.

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

We have entered in the past, and may in the future enter, into contracts that contain restrictions or penalty provisions that, if triggered, may adversely affect our operating results. For instance, some of our client contracts provide that, during the term of the contract and for a certain period thereafter ranging from six to twelve months, we may not use the same personnel to provide similar services to any of the client's competitors. This restriction may hamper our ability to compete for and provide services to clients in the same industry. In addition, some contracts contain provisions that would require us to pay penalties or liquidated damages to our clients if we do not meet pre-agreed service level requirements. If any of the foregoing were to occur, our future revenue and profitability under these contracts could be materially harmed.

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

In the course of providing services to our clients, we may have access to confidential client information. We are bound by certain agreements to use and disclose this information in a manner consistent with the privacy standards under regulations applicable to our clients. Although these privacy standards may not apply directly to us, if any person, including a team member of ours, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a breach of our computer systems, system failures or otherwise, or if a security breach occurs on a project on which we are engaged, we may have substantial liabilities to our clients or our clients' customers. In addition, in the event of any breach or alleged breach of our confidentiality agreements with our clients, these clients may terminate their engagements with us or sue us for breach of contract, resulting in the associated loss of revenue and increased costs. We may also be subject to civil or criminal liability if we are deemed to have violated applicable regulations. We cannot assure you that we will adequately address the risks created by the regulations to which we may be contractually obligated to abide.

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

Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our current agreement with the Board of Investment, our subsidiary is entitled to an exemption from income taxation on export revenue for a period of 12 years expiring on March 31, 2019 provided that certain job creation requirements are met within a certain time period. If we cannot achieve the required job creation by such date, we will have to forego part of the 12-year tax holiday. Further, government policies relating to taxation other than on income would also have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.

Regional conflicts or terrorist attacks and other acts of violence or war in the United States, the United Kingdom, India and Sri Lanka, or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

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

In May 2009, the Sri Lankan government claimed victory in the ethnic conflict against the Tamil Tigers in Sri Lanka. The many years of the ethnic conflict have substantially affected the political and economic climate of Sri Lanka. With the military conflict now ended, the Sri Lankan economy may benefit from increased tourism, foreign investment and overall political stability. With economic growth and stability, the Sri Lankan currency may appreciate and there may be increased diversification in job opportunities for the Sri Lankan workforce. If the Sri Lankan rupee appreciates, our costs of operations may increase. In addition, if the Sri Lankan labor pool gains a growing number of alternatives due to an expanding and diversifying local economy, we may encounter increased competition and costs in recruiting, hiring and retaining qualified resources as well as the impact of wage inflation, each of which could have a negative impact on our costs of revenue and margins.

Our net income may decrease if the governments of the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany or Hungary adjust the amount of our taxable income by challenging our transfer pricing policies.

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

The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2004 to March 31, 2008 of our Indian subsidiary, Virtusa (India) Private Ltd. ("Virtusa India"). At issue in these assessments were several matters, the most significant of which was the re-determination of the arm's-length profit related to intercompany transactions. For fiscal year ended March 31, 2004 and 2005, we contested both assessments and also filed appeals with Indian tax authorities and U.S. Competent Authorities. Although we have settled certain tax obligations for the fiscal years ended March 31, 2004 and 2005, we have appealed certain other tax related matters effecting our fiscal year ended March 31, 2004 and 2005 with the Indian tax authorities. During the fiscal year ended March 31, 2005, we have appealed the redetermination of arm length pricing for transactions with our U.K subsidiary. We continue to appeal the remaining fiscal years assessments with the Indian tax authorities. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

Our net income may decrease if the governments of India or Sri Lanka levy new taxes or reduce or withdraw tax benefits and other incentives provided to us.

Virtusa India is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park ("STP"), which it operates. Virtusa India historically has operated STPs in Hyderabad and in Chennai. The income tax benefits of the STP in Hyderabad and Chennai expired on March 31, 2010 and 2011, respectively. Historically, however, substantially all of the earnings of both STPs qualified as tax-exempt export profits. Although we believe we have complied with and were eligible for the STP holidays, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level in previous tax years, subject to the applicable statute of limitations, which could result in additional legal liability, including obligations to pay additional taxes, penalties, interest and other costs arising out of such matter. For instance, the Indian taxing authorities issued an assessment order for the fiscal years ended March 31, 2006 and 2007 of Virtusa India related to the denial of all STP benefits for our Chennai STP on the basis that it was formed by the splitting up or the reconstruction of our Hyderabad STP. Although we have filed appeals with the appropriate Indian tax authorities, we may incur additional legal liability and obligations to pay additional interest, penalties and costs related to such matter. We have appealed such assessment but we can make no assurance that our appeal will be successful.

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

In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the Sri Lanka Board of Investment ("BOI") in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year tax holiday agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria. As of March 31, 2012, we have not yet met the job creation target. However, the BOI has recently confirmed that in the event of not being able to meet the required head count by the set date, the BOI would grant a prorated tax holiday. At March 31, 2012, we are eligible for 7 years of the 12-year tax holiday. Further, in relation to the two year tax holiday extension granted for the period ending March 31, 2007, we received notice that the BOI is unable to certify the tax holiday. While we will contest such findings, we cannot provide assurance that we will prevail or, if we settle, it will be on terms favorable to us. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, financial results and materially reduce our profitability.

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

In addition, there are many other factors that may cause the market price of our common stock to fluctuate, including:

  •
  actual or anticipated variations in our quarterly operating results or the quarterly financial results of companies perceived to be similar to us

  •
  deterioration and decline in general economic, industry and/or market conditions

  •
  announcements of technological innovations or new services by us or our competitors

  •
  changes in estimates of our financial results or recommendations by market analysts

  •
  announcements by us or our competitors of significant projects, contracts, acquisitions, strategic alliances or joint ventures

  •
  changes in our capital structure, such as future issuances of securities or the incurrence of additional debt

  •
  regulatory developments in the United States, the United Kingdom, India, Sri Lanka or other countries in which we operate or have clients

  •
  litigation involving our company, our general industry or both

  •
  additions or departures of key team members

  •
  investors' general perception of us

  •
  changes in the market valuations of other IT service providers

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

Our executive officers, directors and stockholders affiliated with our directors beneficially own, in the aggregate, shares representing approximately 22.3% of our outstanding capital stock. Although we are not aware of any voting arrangements that are in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to exert substantial influence in the matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices are located in Westborough, Massachusetts, where pursuant to an amendment to our existing lease dated as of March 31, 2010, we lease approximately 22,147 square feet for a term expiring February 28, 2018. We also have sales and business development offices located in Maidenhead and London in the United Kingdom. We also have a lease in Connecticut totaling approximately 8,535 square feet expiring in the fiscal year ending March 31, 2018. We also have two leases in New York totaling approximately 9,884 square feet expiring in the fiscal year ending March 31, 2015 and March 31, 2023.

We have global delivery centers located in Bangalore, Hyderabad and Chennai, India as well as in Colombo, Sri Lanka and Budapest, Hungary. We lease space at one facility in Hyderabad, India, totaling approximately 17,673 square feet, and at two facilities in Chennai, India, totaling approximately 206,432 square feet. In Colombo, Sri Lanka, we lease space at two facilities totaling approximately 165,312 square feet. Our leases in India and Sri Lanka vary in duration and term, have varying renewable terms and have expiration dates extending from 2012 to 2018. In addition, in March 2008, we entered into a 99-year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we are presently building a campus. We are in the process of constructing a facility on such campus which, when completed, will total approximately 325,000 square feet.

We also have sales and business development offices located in New York, California, the Netherlands, Germany and Singapore. These are short term leases with maturities not longer than one year.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on the NASDAQ Global Market on August 3, 2007 under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock for our fiscal years ended March 31, 2012 and March 31, 2011, respectively, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2011:
First quarter	$11.45	$8.09
Second quarter	$11.20	$8.12
Third quarter	$16.82	$9.57
Fourth quarter	$18.86	$15.92
Fiscal 2012:
First quarter	$21.11	$16.75
Second quarter	$21.79	$12.31
Third quarter	$16.95	$11.87
Fourth quarter	$17.41	$14.20

As of May 21, 2012, there were approximately 25,645,144 shares of our common stock outstanding held by approximately 191 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on May 21, 2012 was $14.36 per share.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2012 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have three equity compensation plans, each of which has been approved by our stockholders: (1) the Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, including the material features of plans not approved by our stockholders, please see note 12 to the consolidated financial statements included elsewhere in this Annual Report.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Awards or Outstanding Options Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	1,587,324	$9.97	1,045,319	(2)(3)
Equity compensation plans that have been approved by security holders—stock appreciation rights(4)	31,146	$4.36	—	(2)
Equity compensation plans not approved by security holders(5)	70,333	$6.89	—

Total	1,688,803		1,045,319

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

Issuer Purchases of Equity Securities

Under the terms of our 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended March 31, 2012, we withheld an aggregate of 7,270 shares of restricted stock at a price of $15.08 per share.

On May 8, 2012, our Board of Directors authorized a share repurchase program of up to $15 million of our common stock over the next 12 months. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by our management, at its discretion, and will depend upon market conditions and other factors. The program will be funded using our cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Item 6.    Selected Financial Data.

The selected historical financial data set forth below at March 31, 2012 and 2011 and for the fiscal years ended March 31, 2012, 2011 and 2010 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2010, 2009 and 2008 and for the fiscal years ended March 31, 2009 and 2008 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share amounts)
Revenue	$277,771	$217,979	$164,365	$172,942	$165,198
Costs of revenue	177,434	134,496	94,142	105,100	92,847

Gross profit	100,337	83,483	70,223	67,842	72,351
Operating expenses	76,438	65,697	57,330	57,864	52,972

Income from operations	23,899	17,786	12,893	9,978	19,379
Other income	2,547	441	56	2,888	3,249

Income before income tax expense	26,446	18,227	12,949	12,866	22,628
Income tax expense	6,411	2,027	820	809	4,857

Net income	$20,035	$16,200	$12,129	$12,057	$17,771

Net income per share of common stock
Basic	$0.81	$0.68	$0.52	$0.53	$0.83

Diluted	$0.79	$0.66	$0.50	$0.50	$0.76

Weighted average number of common shares outstanding
Basic	24,643,063	23,783,457	23,153,973	22,763,759	21,368,470
Diluted	25,383,650	24,714,808	24,032,675	24,136,716	23,282,663

Consolidated balance sheets data

	At March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Cash and cash equivalents	$58,105	$50,218	$43,851	$55,698	$41,047
Working capital	$114,430	$123,264	$92,367	$94,823	$108,808
Total assets	$273,393	$246,177	$215,873	$187,023	$180,770
Redeemable convertible preferred stock	—	—	—	—	—
Total stockholders' equity	$218,174	$207,336	$181,794	$152,586	$155,834

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this Annual Report.

Business overview

We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary. At March 31, 2012, we had 5,672 employees, or team members, an increase from 5,056 at March 31, 2011. For the fiscal year ended March 31, 2012, we had revenue of $277.8 million and income from operations of $23.9 million. In our fiscal year ended March 31, 2012, our revenue increased by $59.8 million, or 27.4%, to $277.8 million, as compared to $218.0 million in our fiscal year ended March 31, 2011. Our net income increased from $16.2 million in our fiscal year ended March 31, 2011 to $20.0 million in our fiscal year ended March 31, 2012.

The key drivers of the increase in revenue in our fiscal year ended March 31, 2012, as compared to our fiscal year ended March 31, 2011, were as follows:

  •
  Broad based growth of our clients existing at March 31, 2011, including our top ten clients collectively

  •
  Broad based revenue growth from clients in our banking, financial services and insurance ("BFSI") and communications and technology ("C&T") industries

  •
  Revenue from clients obtained in connection with the acquisition of ALaS in July 2011

The key drivers of our increase in net income in our fiscal year ended March 31, 2012, as compared to our fiscal year ended March 31, 2011, were as follows:

  •
  Higher revenue, partially offset by higher onsite effort, increased use of subcontractors, increased compensation costs related to our IT professionals and an increase in visa costs

  •
  Increased efficiencies in selling, general and administrative expenses over a larger revenue base, partially offset by higher tax expense due to expiration of certain of our tax holidays in India

High repeat business and client concentration are common in our industry. During our quarter ended March 31, 2012, 90% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration. As a result of our business development efforts, our average revenue per new client closed in the fiscal year ended March 31, 2012 increased as compared to the fiscal year ended March 31, 2011.

For the fiscal years ended March 31, 2012, 2011 and 2010, we generated 54%, 49%, and 56%, respectively, of revenue from application outsourcing and 46%, 51% and 44%, respectively, of revenue from consulting services.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 18%, 19%, and 18% of total revenue for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The revenue earned from fixed-price contracts reflects our clients' preferences during the fiscal years ended March 31, 2012, 2011 and 2010.

At March 31, 2012, we had cash and cash equivalents, short-term and long-term investments of $85.4 million as compared to $112.0 million at March 31, 2011. The decrease related primarily to the cash consideration of approximately $27.8 million we paid on July 1, 2011 to ALaS in connection with the acquisition of the ALaS business. For the fiscal year ending March 31, 2013, we expect the following factors, among others, to affect our business and our operating results:

  •
  Global economic conditions

  •
  Uncertainty in overall demand for global IT services

  •
  Foreign currency volatility

  •
  Continued impact of an increased effective income tax rate as a result of the geographical mix of our profits.

For the fiscal year ending March 31, 2013, we plan to:

  •
  Continue to invest in our talent base, including new onsite campus recruitment programs

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

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2012, we finished the fiscal year with a total headcount of 5,672, as compared with a total headcount of 5,056 for the fiscal year ended March 31, 2011. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2012, our voluntary attrition rate was 15.5%, while our involuntary attrition rate was 5.0%. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. DSO was 81 days and 76 days as of March 31, 2012 and March 31, 2011, respectively. Higher DSO reduces our cash balance because the revenue-to-cash conversion process takes longer.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have marginally increased for our fiscal year ended March 31, 2012 as compared to our fiscal year ended March 31, 2011. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in Asia from our fiscal year ended March 31, 2011 to our fiscal year ended March 31, 2012, primarily driven by competition and industry wide wage increases.

  •
  Utilization rate is the percentage of time billable IT professionals are deployed on client engagements, which indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period of time divided by the total number of available hours of our IT professionals in a given period of time, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's targeted range for the utilization rate is between 70% and 80%. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the target 80% may also indicate that there are insufficient IT professionals to staff existing or future engagements which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. Our voluntary attrition rate was 15.5%, while our involuntary attrition rate was 5.0%, for the fiscal year ended March 31, 2012. Our voluntary attrition rate was 22.6% for the fiscal year ended March 31, 2011, while our involuntary attrition rate was 5.1% for the same fiscal year.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 24.2% and 11.1% for the fiscal years ended March 31, 2012 and 2011 respectively. The expiration of our STP tax holidays in Hyderabad and Chennai, which expired on March 31, 2010 and 2011, respectively, resulted in an increase in our effective tax rate as compared to prior periods. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

  •
  Onsite-to-offshore mix is the measurement of hours billed by resources located offshore to hours billed by our team members onsite over a defined period. We strive to manage both fixed-price contracts and time-and-materials engagements to a 20/80 onsite-to-offshore service delivery team mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any U.S. based acquisitions. For the fiscal year ending March 31, 2013, we anticipate the onsite ratio to slightly increase due to new client engagements, existing work on larger, more complex programs, as well as the full fiscal year impact of the ALaS acquisition.

Sources of revenue

We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2012, collectively, our five largest and ten largest clients accounted for 45% and 59% of our revenue, respectively. Our two largest clients accounted for 16% and 12%, respectively, of our revenue for the fiscal year ended March 31, 2012. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2012, 78% of our revenue was generated in North America, 18% in Europe and 4% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2012, the percentage of revenue from time-and-materials and fixed-price contracts was 82% and 18%, respectively.

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

The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 20%

and 18% of total hours billed in each of the fiscal years ended March 31, 2012 and 2011, respectively, while the revenue from resources located onsite and offshore accounted for 49% and 51% respectively in the fiscal year ended March 31, 2012, and 49% and 51% respectively during the fiscal year ended March 31, 2011. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States and the United Kingdom as compared to work performed at our global delivery centers in India, Sri Lanka and Hungary. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in India and Sri Lanka. We manage to a 20/80 onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any U.S. based acquisitions. For the fiscal year ending March 31, 2013, we anticipate the onsite ratio to slightly increase due to new client engagements, existing work on larger, more complex programs, as well as the full year impact of the ALaS acquisition.

Costs of revenue and gross profit

Costs of revenue consist principally of payroll and related fringe benefits, reimbursable and non-reimbursable costs, immigration-related expenses, fees for subcontractors working on client engagements and share-based compensation expense for IT professionals including account management personnel.

Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States and Europe for comparably-skilled IT professionals. However, wages in India and Sri Lanka are increasing in local currency, which will result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our team member compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition. We deploy a campus hiring philosophy and encourage internal promotions to minimize the effects of wage inflation pressure and recruiting costs. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of services.

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

Operating expenses

Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2012, 2011, and 2010, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in time deposits, money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies, except for Hungary which operates in the euro zone. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee and U.K. pound sterling against the U.S. dollar on intercompany transactions. We place our cash in liquid investments at highly-rated financial institutions based on our investment policy approved by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, India, Sri Lanka, the Netherlands, Germany, Singapore and Hungary. In the fiscal year ended March 31, 2012, our effective tax rate was impacted by the mix of income by jurisdiction, availability and term of certain tax holidays and certain tax positions identified during the fiscal year ended March 31, 2012. Historically, we have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2012 and 2011 by $5.1 million and $4.6 million, respectively. However, our tax expense increased by $1.2 million in the fiscal year ended March 31, 2012 compared to our tax expense for our fiscal year ended March 31, 2011 due to the expiration of our STP tax holiday in Chennai, India on March 31, 2011. Our effective tax rate in our fiscal year ended March 31, 2011 and March 31, 2012 also reflected the impact of the expiration of our STP tax holiday in Hyderabad on March 31, 2010. Increases in our effective tax rate, or a high effective tax rate, has a negative effect on our earnings in future periods.

Our effective tax rate was 24.2% and 11.1% for each of the fiscal years ended March 31, 2012 and 2011 respectively. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India and Sri Lanka.

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

Fixed-price engagements are accounted for under the percentage-of-completion method. Under the percentage-of-completion method, we estimate the percentage-of-completion by comparing the actual number of work days performed to date to the estimated total number of days required to complete each engagement. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs to completion, including assumptions and estimates relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in other engagement-related costs. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. We combine closely related contracts when all the applicable criteria under GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under GAAP are met. Estimates of total contract revenue and costs to completion are continually monitored during the term of the contract and are subject to revision as the contract progresses. Unforeseen circumstances may arise during an engagement requiring us to revise our original estimates and may cause the estimated profitability to decrease. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

Valuation and impairment of investments and/or marketable securities

We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2012 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses. At March 31, 2012, we believe that all impairments of investment securities are temporary in nature.

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

Derivative instruments and hedging activities

We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax, until the hedged transactions occur and are then recognized in the consolidated statements of income. The Company measures the effectiveness of these hedges at the time of inception, as well as on an ongoing basis. If any portion of the hedges is deemed ineffective, the respective portion is recorded in the consolidated statement of earnings in other income (expense). Changes in the fair value for other derivative contracts, if any, are recognized in the same line item as the underlying exposure being hedged in the statements of income. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

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

For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of operations. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2012 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of goodwill on the assessment date exceeded the carrying book value by 74%.

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

Income taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions where the Company has operations. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, including the United States, the United Kingdom, India, Sri Lanka, the Netherlands, Germany, Singapore and Hungary, and these calculations and determinations can involve complex issues which require an extended period of time to resolve. In the fiscal year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm's-length prices for our intercompany transactions, changes in the geographic mix or estimated level of annual pretax income, as well as newly enacted tax legislation in each of the jurisdictions in which we operate. Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm's-length price. On an ongoing basis, we estimate appropriate arm's-length prices and use such estimates for our intercompany transactions.

At each financial statement date, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. This evaluation considers the weight of all available evidence, including both future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we will not be able to realize a recognized deferred tax asset in the future, an adjustment to the valuation allowance would be made, resulting in a decrease in income (or equity in the case of excess stock option tax benefits) in the period such determination was made. Likewise, should we determine that we will be able to realize all or part of an unrecognized deferred tax asset in the future, an adjustment to the valuation allowance would be made, resulting in an increase to income (or equity in the case of excess stock option tax benefits).

We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. One of our Indian subsidiaries is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each STP it operates. Our STP holiday for Chennai, India was completely phased out by March 31, 2011 and subsequent to that date, any profits generated in expired STPs will be fully taxable at the Indian statutory rate, which is currently 32.45%. During the fiscal year ended March 31, 2012, most of our profits in India were generated from our STPs. Although we believe we have complied with and are eligible for the STP holiday it is possible that upon examination the government of India may deem us ineligible for the STP holidays or make adjustments to the profit level in previous tax years. We have located new development centers in areas designated as Special Economic Zones ("SEZ") to secure additional tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. Our Sri Lanka subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Any inability to meet the agreed upon level or timetable for new job creation would jeopardize the benefits from this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce our net income.

It is our intent to reinvest all accumulated earnings from foreign operations back into their respective businesses to fund growth. As a component of this strategy, we do not accrue incremental U.S. taxes on foreign earnings as these earnings are considered to be indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, which would increase our overall effective tax rate.

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

The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. Our volatility assumption is based on the historical volatility rates of the common stock of its publicly held peers over periods commensurate with the expected term of each grant.

The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, we have elected to use the "simplified" method of determining the expected term or life of its share-based awards due to our limited trading history.

Results of operations

Fiscal year ended March 31, 2012 compared to fiscal year ended March 31, 2011

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2012 and 2011:

	Fiscal Year Ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Revenue	$277,771	$217,979	$59,792	27.4%
Costs of revenue	177,434	134,496	42,938	31.9%

Gross profit	100,337	83,483	16,854	20.2%
Operating expenses	76,438	65,697	10,741	16.3%

Income from operations	23,899	17,786	6,113	34.4%
Other income	2,547	441	2,106	477.6%

Income before income tax expense	26,446	18,227	8,219	45.1%
Income tax expense	6,411	2,027	4,384	216.3%

Net income	$20,035	$16,200	$3,835	23.7%

Revenue

Revenue increased by 27.4%, or $59.8 million, from $218.0 million during the fiscal year ended March 31, 2011 to $277.8 million in the fiscal year ended March 31, 2012, due primarily to higher revenue contribution from all of our industry groups led by BFSI and C&T and revenue contribution of clients acquired in the ALaS acquisition. Revenue from clients existing as of March 31, 2011 increased by $35.7 million and revenue from new clients added during the fiscal year ended March 31, 2012 was $24.1 million. Revenue from European clients in the fiscal year ended March 31, 2012 increased by $4.8 million, or 10.6%, as compared to the fiscal year ended March 31, 2011. Excluding BT, our largest European client, our European revenue increased by $1.8 million, or 12.2%, in the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011. Revenue from North American clients increased by $53.2 million, or 32.7%, as compared to the fiscal year ended March 31, 2011. Revenue from clients in the BFSI and C&T industries increased by 37% and 23% respectively, in the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011. We had 89 active clients at March 31, 2012 as compared to 80 active clients at March 31, 2011.

Costs of revenue

Costs of revenue increased from $134.5 million in the fiscal year ended March 31, 2011 to $177.4 million in the fiscal year ended March 31, 2012, an increase of $42.9 million, or 31.9%. A significant portion of the increase was attributable to an increase in compensation and benefit costs of $31.1 million due to an increase in headcount, and an increase in base and variable compensation. The increased costs of revenue is also attributable to increased use of subcontractors of $7.4 million and an increase of $1.2 million in immigration expenses, as well as a decrease in hedging gains of $2.2 million recorded as a result of our cash flow hedging program in the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011.

Gross profit

Our gross profit increased by $16.8 million or 20.2%, to $100.3 million for the fiscal year ended March 31, 2012 as compared to $83.5 million in the fiscal year ended March 31, 2011 primarily due to our growth in revenue. As a percentage of revenue, our gross margin was 36.1% and 38.3% in the fiscal years ended March 31, 2012 and 2011, respectively. The principal reason for the decrease in gross margin during the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011, was higher cost of revenue during the fiscal year ended March 31, 2012 due in part to a higher percentage of onsite effort, increased cost of subcontractors and compensation increases of our IT professionals.

Operating expenses

Operating expenses increased from $65.7 million in the fiscal year ended March 31, 2011 to $76.4 million in the fiscal year ended March 31, 2012, an increase of $10.7 million. The increase in operating expenses was due to an increase of $5.0 million in base and variable compensation, $1.8 million in facilities expenses, a $1.5 million increase in professional services, a $0.8 million increase in travel expenses and a $1.1 million reduction in foreign currency forward contract gains as part of our hedging program. These increases were partially offset by a decrease of $0.3 million in amortization of intangibles during the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011. As a percentage of revenue, our operating expenses decreased from 30.1% in the fiscal year ended March 31, 2011 to 27.5% in the fiscal year ended March 31, 2012 due in part to an increase in operating efficiencies and a larger revenue base.

Income from operations

Income from operations increased from $17.8 million in the fiscal year ended March 31, 2011 to $23.9 million in the fiscal year ended March 31, 2012, an increase of $6.1 million or 34.4%. This increase in income from operations resulted primarily from higher gross profit and our operating expenses being allocated over a larger revenue base. As a percentage of revenue, income from operations increased from 8.2% in the fiscal year ended March 31, 2011 to 8.6% in the fiscal year ended March 31, 2012.

Other income

Other income increased from $0.4 million in the fiscal year ended March 31, 2011 to $2.5 million in the fiscal year ended March 31, 2012. The increase is primarily attributed to an increase in interest income of $0.5 million and a decrease in foreign currency transaction losses of $1.7 million in the fiscal year ended March 31, 2012 as compared to the fiscal year ended March 31, 2011.

Income tax expense

We had income tax expense of $6.4 million and $2.0 million for the fiscal years ended March 31, 2012 and 2011 respectively. Our effective tax rate was 24.2% and 11.1% for the fiscal years ended March 31, 2012 and 2011 respectively. The increase in the effective tax rate results from the expiration of STP holiday for Chennai, India, geographical income distribution and certain tax positions identified in the fiscal year ended March 31, 2012.

Net income

Net income for the fiscal year ended March 31, 2012 was $20.0 million, increasing by 23.7% or $3.8 million compared to net income of $16.2 million for the fiscal year ended March 31, 2011 due in part to higher revenue partially offset by higher cost of revenue and increased operating expenses, which were leveraged over a larger revenue base.

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

Revenue

Revenue increased by 32.6%, or $53.6 million, from $164.4 million during the fiscal year ended March 31, 2010 to $218.0 million in the fiscal year ended March 31, 2011, due primarily to higher revenue contribution from all of our industry groups led by BFSI, larger contributions from clients located in geographies other than North America and Europe and full fiscal year revenue contribution of clients acquired in the ConVista and InSource acquisitions. Revenue from clients existing as of March 31, 2010 increased by $34.0 million and revenue from new clients added during the fiscal year end March 31, 2011 was $19.6 million. Revenue from European clients in the fiscal year ended March 31, 2011 increased by $5.7 million, or 14.6%, as compared to the fiscal year ended March 31, 2010. Excluding BT, our largest European client, our European revenue increased by $0.9 million, or 6.9%, in the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010. Revenue from North American clients increased by $40.8 million, or 33.5%, as compared to the fiscal year ended March 31, 2010. Revenue from clients in each of the BFSI, C&T and M&I industries increased by 52%, 24% and 5% respectively, in the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010. We had 80 active clients at March 31, 2011 as compared to 68 active clients at March 31, 2010.

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

Net income

Net income for the fiscal year ended March 31, 2011 was $16.2 million, increasing by 34% or $4.1 million compared to net income of $12.1 million for the fiscal year ended March 31, 2010 due to higher revenue partially offset by higher cost of revenue and increased operating expenses, which were leveraged over a larger revenue base.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 1, 2011, we acquired substantially all of the assets of ALaS for the purchase price of approximately $27.8 million in cash, 10% of which is being held back by us for a period of 12 months as security for the indemnification obligations of ALaS and its members, resulting in $2.8 million in restricted cash at March 31, 2012.

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

At March 31, 2012, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States however, under current law, would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2012, we sold $21.5 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2012. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We intend to continue the construction and build out of this facility, which, when completed over the next two fiscal years ending March 31, 2014, will be approximately 325,000 square feet, at a total estimated cost of $27.5 million. Of this amount, we have spent $24.4 million as of March 31, 2012 toward the completion of this facility, with approximately $4.0 million spent during the fiscal year ended March 31, 2012. We anticipate spending approximately $1.3 million during the fiscal year ending March 31, 2013. Other capital expenditures during the fiscal year ended March 31, 2012 were approximately $9.6 million. We expect other capital expenditures in the normal course of business during the fiscal year ending March 31, 2013 to be approximately $14.9 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$20,917	$19,766	$18,577
Net cash used for investing activities	(9,293)	(18,345)	(33,181)
Net cash provided by financing activities	832	4,291	1,547
Effect of exchange rates on cash	(4,569)	655	1,210

Net increase (decrease) in cash and cash equivalents	7,887	6,367	(11,847)
Cash and cash equivalents, beginning of fiscal year	50,218	43,851	55,698

Cash and cash equivalents, end of fiscal year	$58,105	$50,218	$43,851

Net cash provided by operating activities

Net cash provided by operating activities was $20.9 million during the fiscal year ended March 31, 2012 as compared to $19.8 million during the fiscal year ended March 31, 2011. This increase was primarily attributable to an increase in liabilities of $5.9 million, an increase in net income of $3.8 million, and an increase in depreciation, amortization and share based compensation expenses of $1.1 million, partially offset by an increase in accounts receivable of $5.3 million, an increase in other assets of $1.3 million, an increase in foreign currency gain, of $1.7 million, an increase in deferred tax benefits of $0.8 million and a decrease in excess tax benefits of $0.7 million.

Net cash provided by operating activities was $19.8 million during the fiscal year ended March 31, 2011 as compared to $18.6 million during the fiscal year ended March 31, 2010. This increase was primarily attributable to an increased change in liabilities of $7.3 million, an increase in net income of $4.1 million, and an increase in depreciation and amortization expenses of $3.1 million, partially offset by an increase in accounts receivable of $9.6 million and an increase in other assets of $3.7 million.

Net cash used for investing activities

Net cash used for investing activities was $9.3 million during the fiscal year ended March 31, 2012 as compared to $18.3 million used during the fiscal year ended March 31, 2011. The net cash used during the fiscal year ended March 31, 2012 was due primarily to the net proceeds of short term and long term investments of $31.9 million, which was used for the acquisition of ALaS of $27.8 million and capital expenditures on property and equipment of $13.6 million.

Net cash used for investing activities was $18.3 million during the fiscal year ended March 31, 2011 as compared to $33.2 million used during the fiscal year ended March 31, 2010. The decrease in cash used during the fiscal year ended March 31, 2011 was due primarily to the decrease of cash payments related to acquisitions of $25.3 million, and a decrease in restricted cash of $4.3 million, partially offset by an increase of capital expenditures on property and equipment of $5.7 million and an increase of short term and long term investments of $9.1 million during the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010.

Net cash provided by financing activities

Net cash provided by financing activities was $0.8 million during the fiscal year ended March 31, 2012, as compared to net cash provided by financing activities of $4.3 million during the fiscal year ended March 31, 2011. The primary change in net cash provided was due to a decrease in proceeds from stock option exercises of $2.7 million and payment of ConVista contingent consideration of $1.6 million, partially offset by a decrease in capital lease obligations of $0.2 million and a decrease in excess tax benefits from stock options of $0.7 million.

Net cash provided by financing activities was $4.3 million during the fiscal year ended March 31, 2011, as compared to net cash provided by financing activities of $1.5 million during the fiscal year ended March 31, 2010. The primary change in net cash provided was due to an increase in proceeds from stock option exercises of $2.9 million, partially offset by a decrease in capital lease obligations of $1.1 million.

Contractual obligations

We have no long term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments at March 31, 2012.

	Payments Due by Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	5+ Years
	(In thousands)
Operating lease obligations(1)	$11,619	$3,662	$3,164	$2,511	$2,282
Capital lease obligation(2)	1,017	1,017	—	—	—
Defined benefit plans(3)	6,575	436	938	1,181	4,020
Capital and other purchase commitments(4)	949	949	—	—	—

Total	$20,160	$6,064	$4,102	$3,692	$6,302

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

(4)
Relates to construction of our campus in Hyderabad, India, and other purchase commitments, net of advances.

As of March 31, 2012, we had $1,179 of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Pursuant to this amendment, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on our disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on our disclosure or consolidated financial results.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges, designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses over a rolling 24 month period. As of March 31, 2012, the notional value of these contracts was $102.8 million. The outstanding contracts as of March 31, 2012 are scheduled to mature each month through fiscal years ending March 31, 2013 and 2014. At March 31, 2012, the net unrealized loss on our outstanding cash flow hedge contracts was $6.8 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2012, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $8.3 million.

Interest rate risk

We had no debt outstanding at March 31, 2012. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At March 31, 2012, we had $85.43 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as "available-for-sale" and are recorded at fair value. Our "available-for-sale" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2012 would impact the net fair value of such interest-sensitive financial instruments by $0.1 million.

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

Item 8.    Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 25, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
May 25, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

We have audited Virtusa Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012, and our report dated May 25, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 25, 2012

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012	March 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$58,105	$50,218
Short-term investments	23,055	45,713
Accounts receivable, net of allowance of $582 and $1,160 at March 31, 2012 and 2011, respectively	58,789	41,823
Unbilled accounts receivable	7,634	7,512
Prepaid expenses	6,552	6,074
Deferred income taxes	3,693	1,244
Restricted cash	2,828	163
Other current assets	5,831	6,284

Total current assets	166,487	159,031
Property and equipment, net	32,843	29,183
Long-term investments	4,269	15,819
Deferred income taxes	8,348	7,591
Goodwill	35,472	19,046
Intangible assets, net	18,248	9,666
Other long-term assets	7,726	5,841

Total assets	$273,393	$246,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,649	$7,692
Accrued employee compensation and benefits	17,844	13,447
Accrued expenses and other	22,011	12,976
Income taxes payable	3,553	1,652

Total current liabilities	52,057	35,767
Long-term liabilities	3,162	3,074

Total liabilities	55,219	38,841

Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2012 and 2011, respectively; Issued zero shares at March 31, 2012 and 2011, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2012 and 2011, respectively; Issued 26,553,299 and 26,094,418 shares at March 31, 2012 and 2011, respectively; Outstanding 24,793,911 and 24,335,030 shares at March 31, 2012 and 2011, respectively	266	261
Treasury stock, 1,759,388 common shares, at cost, at March 31, 2012 and 2011	(8,244)	(8,244)
Additional paid-in capital	165,646	158,338
Retained earnings	78,849	58,814
Accumulated other comprehensive loss	(18,343)	(1,833)

Total stockholders' equity	218,174	207,336

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$273,393	$246,177

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended March 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue	$277,771	$217,979	$164,365
Costs of revenue	177,434	134,496	94,142

Gross profit	100,337	83,483	70,223

Operating expenses:
Selling, general and administrative expenses	76,438	65,697	57,330

Income from operations	23,899	17,786	12,893
Other income (expense):
Interest income, net	2,478	1,974	1,895
Foreign currency transaction gains (losses)	227	(1,436)	(1,830)
Other, net	(158)	(97)	(9)

Total other income	2,547	441	56

Income before income tax expense	26,446	18,227	12,949
Income tax expense	6,411	2,027	820

Net income	$20,035	$16,200	$12,129

Net income per share of common stock:
Basic	$0.81	$0.68	$0.52

Diluted	$0.79	$0.66	$0.50

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity and

Comprehensive Income (Loss)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss		Total Comprehensive Income (Loss)
					Additional Paid-in Capital	Retained Earnings		Total Stockholder's Equity
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
Balance at March 31, 2009	24,417,272	$244	(1,759,388)	$(8,244)	$144,286	$30,485	$(14,185)	$152,586	$(1,968)

Proceeds from the exercise of stock options and restricted stock releases	780,518	8	—	—	1,787	—	—	1,795
Restricted stock awards withheld for tax	—	—	—	—	(225)	—	—	(225)
Share based compensation	—	—	—	—	3,377	—	—	3,377
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(61)	—	—	—	—	—	—	141	141	141
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $(4,446)	—	—	—	—	—	—	7,140	7,140	7,140
Pension benefit adjustment	—	—	—	—	—	—	(173)	(173)	(173)
Reimbursement of fringe benefit tax on stock awards	—	—	—	—	(37)	—	—	(37)
Excess tax benefits from stock option exercises	—	—	—	—	206	—	—	206
Cumulative translation adjustment, net of taxes of $(157)	—	—	—	—	—	—	4,855	4,855	4,855
Net income	—	—	—	—	—	12,129	—	12,129	12,129

Balance at March 31, 2010	25,197,790	$252	(1,759,388)	$(8,244)	$149,394	$42,614	$(2,222)	$181,794	$24,092

Proceeds from the exercise of stock options and restricted stock releases	896,628	9	—	—	4,640	—	—	4,649
Restricted stock awards withheld for tax	—	—	—	—	(375)	—	—	(375)
Share based compensation	—	—	—	—	3,921	—	—	3,921
Unrealized gain (loss) on available-for-sale securities, net of taxes of $48	—	—	—	—	—	—	(90)	(90)	(90)
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $675	—	—	—	—	—	—	(1,210)	(1,210)	(1,210)
Pension benefit adjustment	—	—	—	—	—	—	(479)	(479)	(479)
Excess tax benefits from stock option exercises	—	—	—	—	758	—	—	758
Cumulative translation adjustment, net of taxes of $178	—	—	—	—	—	—	2,168	2,168	2,168
Net income	—	—	—	—	—	16,200	—	16,200	16,200

Balance at March 31, 2011	26,094,418	$261	(1,759,388)	$(8,244)	$158,338	$58,814	$(1,833)	$207,336	$16,589

Proceeds from the exercise of stock options and restricted stock releases	458,881	5	—	—	1,960	—	—	1,965
Restricted stock awards withheld for tax	—	—	—	—	(1,176)	—	—	(1,176)
Share based compensation	—	—	—	—	5,102	—	—	5,102
Unrealized gain (loss) on available-for-sale securities, net of taxes of $3	—	—	—	—	—	—	(6)	(6)	(6)
Unrealized gain (loss) on effective cash flow hedges, net of taxes of $2,720	—	—	—	—	—	—	(5,200)	(5,200)	(5,200)
Pension benefit adjustment	—	—	—	—	—	—	153	153	153
Excess tax benefits from stock option exercises	—	—	—	—	1,422	—	—	1,422
Cumulative translation adjustment, net of taxes of $7	—	—	—	—	—	—	(11,457)	(11,457)	(11,457)
Net income	—	—	—	—	—	20,035	—	20,035	20,035

Balance at March 31, 2012	26,553,299	$266	(1,759,388)	$(8,244)	$165,646	$78,849	$(18,343)	$218,174	$3,525

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended March 31,
	2012	2011	2010
	(In thousands)
Cash provided by operating activities:
Net income	$20,035	$16,200	$12,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,305	8,398	5,286
Share-based compensation expense	5,102	3,921	3,377
Loss (gain) on disposal of property and equipment	16	(33)	(27)
Deferred income taxes, net	(1,778)	(986)	(1,435)
Foreign currency (gain) loss, net	(227)	1,436	1,830
Excess tax benefits from stock option exercises	(1,422)	(758)	(206)
Net changes in operating assets and liabilities:
Accounts receivable, net	(17,281)	(11,978)	(2,349)
Prepaid expenses and other current assets	(1,989)	(2,783)	2,580
Other long-term assets	(2,805)	(677)	(2,381)
Accounts payable	1,579	245	(9)
Accrued employee compensation and benefits	4,088	3,496	(916)
Accrued expenses—other	3,983	2,612	(210)
Income taxes payable	3,981	1,774	459
Other long-term liabilities	(670)	(1,101)	449

Net cash provided by operating activities	20,917	19,766	18,577

Cash flows used for investing activities:
Proceeds from sale of property and equipment	114	101	40
Purchase of short-term investments	(9,481)	(20,647)	(7,696)
Proceeds from sale or maturity of short-term investments	36,825	30,441	32,353
Purchase of long-term investments	(5,900)	(30,815)	(39,524)
Proceeds from sale or maturity of long-term investments	10,406	11,808	14,740
Business acquisition, net of cash acquired	(25,055)	(3,219)	(28,483)
Decrease (increase) in restricted cash	(2,645)	3,704	(575)
Purchase of property and equipment	(13,557)	(9,718)	(4,036)

Net cash used for investing activities	(9,293)	(18,345)	(33,181)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	1,962	4,649	1,795
Payment of contingent consideration related to acquisitions	(1,620)	—	(450)
Principal payments on capital lease obligation	(932)	(1,116)	(4)
Excess tax benefits from stock option exercises	1,422	758	206

Net cash provided by financing activities	832	4,291	1,547

Effect of exchange rate changes on cash and cash equivalents	(4,569)	655	1,210

Net increase (decrease) in cash and cash equivalents	7,887	6,367	(11,847)
Cash and cash equivalents, beginning of year	50,218	43,851	55,698

Cash and cash equivalents, end of year	$58,105	$50,218	$43,851

Supplemental disclosure of cash flow information:
Cash paid for interest	$146	$19	$—
Cash receipts from interest	$2,683	$1,800	$1,970
Cash paid for income tax	$6,814	$4,281	$1,950
Non cash investing activities
Assets acquired under capital lease	$—	$—	$3,056

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1)   Nature of the Business

Virtusa Corporation (the "Company" or "Virtusa") is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore, and global delivery centers in Hyderabad, Bangalore and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary.

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

(c)
Foreign Currency Translation

The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which they operate except for Hungary, which operates in the euro. Operating and capital expenditures of the Company's subsidiaries located in India, Sri Lanka, the Netherlands, Singapore and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

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

(e)
Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2012, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $3,000 and $397 at March 31, 2012 and 2011, respectively. Restricted cash at March 31, 2012 included $2,775 related to the Company's acquisition of substantially all the assets of ALaS Consulting LLC ("ALaS"). Restricted cash also includes restricted deposits with banks to secure the import of computer and other equipment, bank guarantees associated with the construction of the Company's facility in India, and also a bank guarantee related to value added tax, or VAT, with the government of Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

(f)
Investment Securities

The Company classifies all debt securities as "available for sale". These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported in other comprehensive income (loss), net of tax, as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income. Any realized gains and losses on trading securities are charged to the consolidated statement of income. The Company determines the cost of the securities sold based on the specific identification method.

The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2012 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of March 31, 2012, the Company believes that all impairments of investment securities are temporary in nature.

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

For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2012 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of goodwill on the assessment date exceeded the carrying book value by 74%.

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

(h)
Fair Value of Financial Instruments

At March 31, 2012 and 2011, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximated their fair values due to the nature of the items. See note 7 for a discussion of the fair value of the Company's other financial instruments.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

At March 31, 2012, two clients accounted for 11% and 10%, respectively, of gross accounts receivable. At March 31, 2011, two clients accounted for 13% and 11%, respectively, of gross accounts receivable. Revenue from significant clients as a percentage of the Company's consolidated revenue was as follows:

	Year Ended March 31,
	2012	2011	2010
Customer A	16%	12%	10%
Customer B	12%	14%	16%
Customer C	—	—	11%
Customer D	—	—	10%
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

(l)
Internally-Developed Software

The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to six years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2012 and 2011, capitalized software development costs, which includes software development work in progress were approximately $3,198 and $2,095, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2012, 2011 and 2010, amortization of capitalized software development costs amounted to approximately $174, $270 and $240, respectively.

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

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions in which it has operations (see note 13).

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

Revenue from fixed price contracts is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement-related costs. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. We combine closely related contracts when all the applicable criteria under GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under GAAP are met. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $6,226, $5,837 and $3,971 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenue and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $253, $243 and $215 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

General and administrative expenses include other operating items such as officers' and administrative personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, provision for doubtful accounts, depreciation and operating lease expenses.

(p)
Share-Based Compensation

Share-based compensation cost is determined by estimating the fair value at the grant date of the Company's common stock using the Black-Scholes option pricing model, and expensing the total compensation cost on a straight line basis (net of estimated forfeitures) over the requisite employee service period. The allocation of total share-based compensation expense between costs of revenue and selling, general and administrative expenses were as follows:

	Year Ended March 31,
	2012	2011	2010
Costs of revenue	$924	$422	$417
Selling, general and administrative expenses	4,178	3,499	2,960

Total share-based compensation expense	$5,102	$3,921	$3,377

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2012	2011	2010
Risk-free interest rate	1.12%	2.23%	2.75%
Expected term (in years)	6.37	6.16	6.10
Anticipated common stock volatility	62.14%	61.74%	54.75%
Expected dividend yield	—	—	—

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

As of March 31, 2012, there was $9,574 of total unrecognized compensation cost related to unvested stock options and restricted stock awards granted under the Company's Amended and Restated 2000 Option Plan and the Company's 2007 Stock Option and Incentive Plan (see note 12 for a more complete description of these plans). That cost is expected to be recognized over a remaining weighted average period of 2.73 years.

The allocation of compensation expense related to stock appreciation rights between costs of revenue and selling, general and administrative expenses as well as the related income tax benefit were as follows:

	Year Ended March 31,
	2012	2011	2010
Costs of revenue	$20	$51	$90
Selling, general and administrative expenses	5	15	14

Total compensation expense related to stock appreciation rights	$25	$66	$104
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

(s)
Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting standards related to the disclosures about an entity's use of fair value measurements. Pursuant to this amendment, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company's disclosure or consolidated financial results. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for interim and annual reporting periods beginning after December 31, 2010. The adoption of this accounting standard did not have a material impact on the Company's disclosure or consolidated financial results.

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

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect that the adoption of this guidance will have a material impact on the Company's consolidated financial position or financial results.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the adoption of this new disclosure requirement to have a material impact on the Company's disclosure or consolidated financial position, financial results or cash flows.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2)   Summary of Significant Accounting Policies (Continued)

In September 2011, FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of this guidance will have a material impact on the Company's consolidated financial position or financial results.

(t)
Reclassifications

Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2012 presentation.

(3)   Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including the dilutive impact of common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs, unvested restricted stock, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Year Ended March 31,
	2012	2011	2010
Numerators:
Net income available to common stockholders	$20,035	$16,200	$12,129
Denominators:
Weighted average common shares outstanding	24,643,063	23,783,457	23,153,973
Dilutive effect of employee stock options and unvested restricted stock awards	714,316	894,729	828,916
Dilutive effect of stock appreciation rights	26,271	36,622	49,786

Weighted average shares—diluted	25,383,650	24,714,808	24,032,675

Net income per share—basic	$0.81	$0.68	$0.52

Net income per share—diluted	$0.79	$0.66	$0.50

During the fiscal years ended March 31, 2012, 2011, and 2010, unvested restricted stock and options to purchase 489,987, 726,499 and 1,227,316 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

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

On February 1, 2010, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with ConVista Consulting LLC, a privately held Virginia limited liability company ("ConVista"), to acquire substantially all of the assets of ConVista (the "ConVista Acquisition"). The Company completed the ConVista Acquisition on February 1, 2010. The ConVista Acquisition was consummated to expand the Company's enterprise service offerings.

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

The purchase price was also subject to adjustment after the closing for up to an additional $2,000 in earn-out consideration based on the achievement of certain revenue and operating margin targets for the fiscal year ended March 31, 2011. The Company determined the fair value of the contingent consideration upon the closing of the ConVista Acquisition based on the probability of ConVista attaining the specified performance targets and assigned a fair value of $1,620 to the purchase price. As of March 31, 2010 and

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

2011, the present value of the contingent consideration was $1,664 and $2,000 respectively. The change in the present value of $336 was recorded to selling, general and administration expenses during the fiscal year ended March 31, 2011. During the three months ended June 30, 2011, the earn-out consideration of $2,000 was paid.

On July 1, 2011, the Company acquired substantially all of the assets of ALaS, pursuant to an asset purchase agreement (the "Purchase Agreement") with ALaS and the members of ALaS (the "Members"), dated as of July 1, 2011. The acquisition is intended to extend the Company's position within the banking, financial services and insurance industries by adding capital markets domain expertise, consulting, and program management skills.

The purchase price was approximately $27,838 in cash, 10% of which is subject to a holdback by the Company for a period of 12 months as security for the indemnification obligations of ALaS and the Members under the Purchase Agreement. The asset and liability related to the holdback are included in the consolidated balance sheet in "restricted cash" and "accrued expenses and other current liabilities", respectively. As part of the transaction, substantially all of the employees of ALaS accepted employment with the Company. The Company issued 227,253 shares of restricted stock, valued at $4,000 at the time of grant, from the Company's 2007 Stock Option and Incentive Plan to these new Company employees. The shares will vest annually over a four-year period.

A summary of the purchase price allocation for the ALaS acquisition is as follows:

Amount
Consideration Transferred:
Cash paid on July 1, 2011	$25,055
Holdback (10%)	2,775
Transfer tax	8

Total purchase price	$27,838

Acquisition-related costs	$438
Purchase Price Allocation:
Customer relationships	$10,900
Backlog	300
Trademark	100
Fixed assets	33
Prepaid expenses	79
Goodwill	16,426

Total purchase price	$27,838

The following unaudited, pro forma information assumes the ALaS acquisition occurred on April 1, 2010. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent the Company's actual consolidated results of operations had the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4)   Acquisitions (Continued)

acquisition occurred on the dates assumed, nor are these necessarily indicative of the Company's future consolidated results of operations.

	Year Ended March 31, 2012	Year Ended March 31, 2011
	(Unaudited)	(Unaudited)
Revenue	$285,813	$242,614

Net income	$20,193	$18,077

Revenue and net loss relating to ALaS since the acquisition date, amounting to $17,936 and $1,288, respectively, have been included in the consolidated statement of income for the year ended March 31, 2012. The net loss for the fiscal year ended March 31, 2012 included $1,332, which relates to amortization of intangible assets, share-based compensation expense and acquisition related costs.

(5)   Goodwill and Intangible Assets

  Goodwill:

The Company has one reportable segment at March 31, 2012. The following are details of the changes in goodwill balance at March 31, 2012:

Amount
Balance at April 1, 2011	$19,046
Goodwill arising from ALaS acquisition	16,426

Balance at March 31, 2012	$35,472

The acquisition costs and goodwill balance deductible for tax purposes is $36,464.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2012 and determined that the estimated fair value of the Company's reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessment at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5)   Goodwill and Intangible Assets (Continued)

  Intangible Assets:

The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2012 and March 31, 2011.

	March 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$21,600	$3,800	$17,800
Partner relationships	6.5	700	252	448
Trademark	1.0	200	200	—
Backlog	1.4	2,100	2,100	—

	8.1	$24,600	$6,352	$18,248

	March 31, 2011
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	7.9	$10,700	$1,629	$9,071
Partner relationships	6.0	700	135	565
Trademark	2.0	100	70	30
Backlog	1.0	1,800	1,800	—

	6.9	$13,300	$3,634	$9,666

The amortization expense was $2,718, $3,031 and $603 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. The components included in the gross carrying amounts reflect the InSource Acquisition on November 4, 2009, the ConVista Acquisition on February 1, 2010 and the ALaS acquisition on July 1, 2011. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

The estimated amortization expense for the following fiscal years related to the purchased intangible assets at March 31, 2012 are as follows:

Amount
2013	$2,556
2014	2,556
2015	2,556
2016	2,543
2017	2,399
Thereafter	5,638

Total	$18,248

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6)   Investment Securities

At March 31, 2012 and 2011, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 7).

The following is a summary of investment securities at March 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$5,999	$8	$(2)	$6,005
Non-current	2,388	3	(3)	2,388
Auction-rate securities:
Non-current	900	—	(20)	880
Agency and short- term notes:
Non-current	1,001	—	—	1,001
Time deposits:
Current	17,050	—	—	17,050

Total available-for-sale securities	$27,338	$11	$(25)	$27,324

The following is a summary of investment securities at March 31, 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$21,688	$50	$(3)	$21,735
Non-current	6,567	2	(14)	6,555
Auction-rate securities:
Non-current	900	—	(25)	875
Agency bonds:
Current	500	—	—	500
Non-current	8,401	1	(13)	8,389
Municipal bonds:
Current	2,385	3	(6)	2,382
Time deposits:
Current	21,096	—	—	21,096

Total available-for-sale securities	$61,537	$56	$(61)	$61,532

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2012 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6)   Investment Securities (Continued)

other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and March 31, 2011:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2012:
Corporate bonds	$4,045	$(3)

Available-for-sale securities at March 31, 2011:
Corporate bonds	$2,579	$(3)
Municipal bonds	1,219	(6)

Total	$3,798	$(9)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2012:
Corporate bonds	$1,003	$(2)
Auction-rate securities	880	(20)

Total	$1,883	$(22)

Available-for-sale securities at March 31, 2011:
Corporate bonds	$4,087	$(14)
Auction-rate securities	875	(25)
Agency bonds	5,912	(13)

Total	$10,874	$(52)

At March 31, 2012, there was no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6)   Investment Securities (Continued)

Available-for-sale securities by contractual maturity were as follows:

March 31, 2012
Due in one year or less	$23,055
Due after 1 year through 5 years	3,389
Due after 5 years	880

Total	$27,324

The Company previously invested in auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. As of March 31, 2008, due to the auction failures, the Company reclassified its investment in auction-rate securities from short-term investments to long-term investments, reflecting the fact that the Company's auction-rate securities had underlying final maturities of greater than one year and the Company's intent and ability to hold the securities beyond one year. These investments were recorded at fair value at March 31, 2012 and 2011, respectively.

In November 2008, the Company entered into an agreement (the "Agreement") with UBS AG, the investment firm that had sold the Company auction-rate securities at a par value of $6,675. Under the Agreement, the Company (1) received the right to sell (the "Put Option") these auction-rate securities back to the investment firm at par ("Put Option"), at the Company's sole discretion, any time during the period from June 30, 2010 through July 2, 2012, and (2) provided the investment firm the right to purchase these auction-rate securities or sell these securities on the Company's behalf at par any time after the execution of the Agreement through July 2, 2012. During the year ended March 31, 2011, the Company sold certain auction rate securities, subject to the Put Option under the Agreement, in the amount of $6,675 at par value.

During the fiscal year ended March 31, 2012, the Company recorded net realized loss on investments of $29. During the fiscal year ended March 31, 2011, the Company recorded net realized loss on investments of $10 on sales of marketable securities.

(7)   Fair Value of Financial Instruments

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

(7)   Fair Value of Financial Instruments (Continued)

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

An entity is allowed to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. In the fiscal year ended March 31, 2009, the Company elected the fair value option to account for the Put Option (as defined and described in note 6 above) related to certain of the Company's auction-rate securities.

The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$6,402	$—	$—	$6,402
Investments:
Available-for-sales securities—current	23,055	—	—	23,055
Available-for-sales securities—non-current	3,389	—	880	4,269
Foreign currency derivative contracts	—	431	—	431

Total assets	$32,846	$431	$880	$34,157
Liabilities:
Foreign currency derivative contracts	$—	$7,237	$—	$7,237

Total liabilities	$—	$7,237	$—	$7,237

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7)   Fair Value of Financial Instruments (Continued)

The following table provides a summary of changes in fair value of the Company's Level 3 financial assets at March 31, 2012:

Level 3 Assets
Balance at April 1, 2011	$875
Total unrealized gains (losses):
Included in accumulated other comprehensive income	5

Balance at March 31, 2012	$880

The Company determined the fair value of the contingent consideration related to the ConVista acquisition based on the probability of ConVista attaining certain revenue and operating margin targets for the fiscal year ended March 31, 2011 using an appropriate discount rate to present value the liability. The following table provides a summary of the payment of contingent consideration:

Level 3 Liabilities
Balance at April 1, 2011	$2,000
Less: Payment of contingent consideration	(2,000)

Balance at March 31, 2012	$—

(8)   Property and Equipment

Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2012	2011
Computer and other equipment	3 - 5	$20,293	$21,377
Furniture and fixtures	7	6,144	5,356
Vehicles	4	558	630
Software	3 - 6	8,365	9,544
Leasehold improvements	Lesser of estimated useful life or lease term	3,595	2,707
Buildings	15 - 30	12,848	13,677
Land		389	446
Capital work-in-progress		4,454	2,117

		56,646	55,854
Less—accumulated depreciation and amortization		23,803	26,671

Property and equipment, net		$32,843	$29,183

Depreciation and amortization expense for the fiscal years ended March 31, 2012, 2011 and 2010 was $5,586, $5,367 and $4,683, respectively. Capital work-in-progress represents advances paid towards the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(8)   Property and Equipment (Continued)

acquisition of property and equipment, and the cost of property and equipment including internally developed software not put to use before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2012 were $3,132 and $1,061, respectively. The cost and accumulated amortization of assets under capital leases at March 31, 2011 were $3,056 and $578 respectively.

(9)   Accrued Expenses and Other

Accrued expenses and other consisted of the following:

	March 31, 2012	March 31, 2011
Accrued taxes	$2,528	$2,081
Accrued professional fees	2,524	1,938
Acquisition related liabilities	2,775	2,000
Capital lease liability, short term	1,017	1,958
Hedge liability	5,418	297
Accrued other	7,749	4,702

Total	$22,011	$12,976

(10) Debt

On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. ("JPMC") which expires on July 31, 2013. The primary purpose of this credit agreement is to support the Company's foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. Advances under this credit facility accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%, at the option of the Company. In connection with the execution of this credit facility, the Company terminated its prior $3,000 amended and restated line of credit agreement. At March 31, 2012 and 2011, there were no outstanding borrowings under this credit facility.

Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2012, $21,502 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2012. No amounts were due as of March 31, 2012, but the Company may elect to utilize this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future. The Company has no letter of credit outstanding at March 31, 2012 or 2011.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Treasury Stock

In July 2008, the Company adopted a stock repurchase program for the purchase of up to $15,000 of shares of the Company's outstanding common stock which expired on July 28, 2009. On August 5, 2009, the Company's board of directors approved a new stock repurchase program that authorized the purchase of up to $15,000 of shares of the Company's outstanding common stock on or prior to August 5, 2010, subject to certain price and other trading restrictions. The stock repurchase program expired on August 5, 2010. No shares were purchased by the Company under this program.

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan"), was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 373,732 as of March 31, 2012. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value.

In July 2005, the Company adopted the Virtusa Corporation 2005 Stock Appreciation Rights Plan (the "SAR Plan"). Under the SAR Plan, the Company may grant up to 479,233 SARs to employees and consultants of Virtusa and its foreign subsidiaries, and settles the SARs in cash or common stock, as set forth in the SAR Plan. Prior to the Company's IPO, the SARs could only be settled in cash. After the Company's IPO, the cash settlement feature of the SARs ceased and exercises may only be settled in shares of the Company's common stock. In May 2007, the Company's board of directors determined that no further grants would be made under the SAR Plan. Additionally, the number of available shares under the Company's SAR Plan, which are not needed to fulfill the Company's obligations for awards issued under the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan.

The Company's board of directors and its stockholders approved the Company's 2007 Stock Option and Incentive Plan (the "2007 Plan"), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited, canceled or withheld to settle tax liabilities from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. At March 31, 2012, the number of shares reserved for issuance under the 2007 Plan is 2,258,913. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan or the SAR Plan.

The Company has 70,333 stock options outstanding at a weighted average exercise price of $6.89 and a weighted average contractual term of 2.48 years under equity compensation plans not approved by security holders. During the fiscal year ended March 31, 2012, 295,253 stock options were exercised at a weighted average exercise price of $6.73. The following tables summarize stock option and restricted stock award activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2012, 2011 and 2010:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price
Outstanding at March 31, 2009	2,349,481	$6.71
Granted	546,084	8.83
Exercised	(309,783)	3.01
Forfeited	(98,461)	10.60

Outstanding at March 31, 2010	2,487,321	7.48
Granted	110,408	12.12
Exercised	(795,189)	5.86
Forfeited	(139,827)	10.15

Outstanding at March 31, 2011	1,662,713	8.34
Granted	287,150	15.93
Exercised	(295,253)	6.73
Forfeited	(67,286)	9.18

Outstanding at March 31, 2012	1,587,324	$9.97

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Activity
	Number of Restricted Stock Awards	Weighted Average Issuance Price
Outstanding at March 31, 2009	480,880	$7.59
Awarded	71,497	9.55
Released	(103,048)	8.84
Forfeited	(40,440)	8.21

Outstanding at March 31, 2010	408,889	7.56
Awarded	282,079	10.01
Released	(115,243)	8.56
Forfeited	(79,965)	8.10

Outstanding at March 31, 2011	495,760	8.63
Awarded	652,826	18.75
Released	(222,017)	10.59
Forfeited	(94,913)	14.02

Outstanding at March 31, 2012	831,656	$15.43

In addition, the Company issued and had outstanding 49,416 restricted stock units at a weighted average issuance price of $16.59. There were no releases or forfeitures during the year ended March 31, 2012.

The following table summarizes options exercisable and shares available for future grant under the 2000 Plan and 2007 Plan at March 31, 2012:

March 31, 2012
Options exercisable	1,079,884
Shares available for future grant under the 2007 Plan	1,045,319

The aggregate intrinsic value and weighted average remaining contractual life of all stock options outstanding at March 31, 2012 were approximately $11,603 and 6.42 years, respectively. The aggregate intrinsic value, weighted average remaining contractual life and weighted average exercise price of stock options exercisable at March 31, 2012 were $9,433, 5.29 years and $8.54, respectively. The aggregate intrinsic value of options vested and expected to vest during the fiscal year ended March 31, 2012 was $10,685. The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2012, 2011 and 2010 was $3,447, $6,191 and $1,832, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2012, 2011 and 2010 was $15.93, $12.12 and $8.83, respectively. During the fiscal year ended March 31, 2012, the Company realized $1,422 of income tax benefit from the exercise of stock options as a windfall credit.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2012, 2011 and 2010 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price
Outstanding at March 31, 2009	112,886	$4.11
Granted	—	—
Exercised	(19,733)	3.67
Forfeited or expired	(11,945)	5.76

Outstanding at March 31, 2010	81,208	3.98
Granted	—	—
Exercised	(26,378)	3.76
Forfeited or expired	(6,469)	3.18

Outstanding at March 31, 2011	48,361	4.21
Granted	—	—
Exercised	(14,689)	4.10
Forfeited or expired	(2,526)	2.91

Outstanding at March 31, 2012	31,146	$4.36

SARs exercisable and available for future grant at March 31, 2012:

March 31, 2012
SARs exercisable	31,146
SARs available for future grant	—

The aggregate intrinsic value and weighted average remaining contractual life of outstanding SARs were approximately $402 and 2.68 years at March 31, 2012. The aggregate intrinsic value and weighted average remaining contractual life of the exercisable SARs at March 31, 2011 were approximately $702 and 3.59 years, respectively. The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2012 and 2011 was $189 and $238, respectively.

There were no SARs granted during the fiscal years ended March 31, 2012, 2011 or 2010.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes

The income (loss) before income tax expense (benefit) shown below is based on the geographic location to which such income (loss) is attributed for each of the fiscal years ended March 31, 2012, 2011 and 2010:

	Year Ended March 31,
	2012	2011	2010
United States	$676	$(5,130)	$1,014
Foreign	25,770	23,357	11,935

Total	$26,446	$18,227	$12,949

The provision for income taxes for each of the fiscal years ended March 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended March 31,
	2012	2011	2010
Current provision:
Federal	$2,852	$(64)	$804
State	607	149	130
Foreign	4,730	2,930	1,315

Total current provision	$8,189	$3,015	$2,249

Deferred (benefit) provision:
Federal	$(1,265)	$(887)	$(223)
State	(194)	(134)	(21)
Foreign	(319)	33	(1,185)

Total deferred (benefit) provision	$(1,778)	$(988)	$(1,429)

Total provision for income taxes	$6,411	$2,027	$820

The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2012	2011	2010
Statutory tax rate	34.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S federal income tax effects	1.0	(0.4)	1.2
Benefit from foreign subsidiaries' tax holidays	(19.2)	(25.1)	(25.9)
Foreign rate difference	0.9	—	—
Permanent items	3.8	2.0	2.1
Other adjustments	3.7	0.6	(5.1)

Effective income tax rate	24.2%	11.1%	6.3%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

Deferred tax assets (liabilities) at March 31, 2012 and 2011 were as follows:

	March 31,
	2012	2011
Deferred revenue	$131	$126
Bad debt reserve	151	48
Depreciation	—	193
Tax credit carry forwards	3,830	3,298
Accrued expenses and reserves	2,461	1,612
Share-based compensation expense	2,905	2,283
Intangibles	1,887	1,000
Unrealized losses	2,286	15

Total deferred tax assets	$13,651	$8,575

Unrealized gains	—	(451)
Depreciation	(482)	—
Goodwill	(1,128)	(154)

Total deferred tax liabilities	(1,610)	(605)

Net deferred tax assets/liabilities	$12,041	$7,970

At March 31, 2012 and 2011, all deferred tax liabilities are netted with the deferred tax assets by tax jurisdiction.

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

During the fiscal year ended March 31, 2012, the Company recorded $2,730 of net income tax benefit directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, and the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long term intercompany balances. During the fiscal year ended March 31, 2012, the Company recognized $1,422 of net income tax benefit directly in additional paid in capital related to net excess tax benefits of share-based compensation. Additionally, the Company has state net operating loss carry forwards of approximately $69 resulting from excess tax benefits of share-based compensation which will be recognized in additional paid in capital when utilized.

The Company's Indian subsidiaries are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park ("STP"), which they operate. The Indian subsidiaries currently operate two STPs, one in Chennai and one in Hyderabad. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP tax holiday for the Chennai unit expired on March 31, 2011. The taxable profit is taxed at the full statutory rate, currently at 32.45%. Further, the Company created a new unit in

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

Bangalore (Export Oriented Unit) during the fiscal year ended March 31, 2011 and in Hyderabad (Special Economic Zone or "SEZ") during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. At March 31, 2012, the Indian subsidiaries have an Indian Minimum Alternative Tax ("MAT") credit carry forward of $3,503, which is available to reduce certain future Indian income tax liabilities, and which expires at various dates through 2022. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and is building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year March 2009. The Company has not yet claimed any SEZ Co-developer income tax benefits. In addition, the Company has leased facilities in an SEZ designated location in Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 2009. Based on the latest changes in tax laws, book profits of SEZ units are subject to MAT, commencing April 1, 2011, which will continue to negatively impact the Company's cash flows.

In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2013. The Company continues to assess investments in Sri Lanka and anticipates it will meet its commitment requirements under the current tax holiday. The current agreement provides income tax exemption for all export business income. As of March 31, 2012, we have not yet met the job creation target. However, the Sri Lanka Board of Investment ("BOI") has recently confirmed that in the event of not being able to meet the required head count by the set date, the BOI would grant a prorated tax holiday. At March 31, 2012, the Company is eligible for 7 years of the 12-year tax holiday.

The effect of the India and Sri Lanka income tax holidays was to reduce the overall tax provision and increase both net income and diluted net income per share in the fiscal years ended March 31, 2012, 2011 and 2010 by $5,064, $4,565 and $3,359, respectively, and by $0.20, $0.18 and $0.14, respectively. The India STP tax holiday, which expired on March 31, 2011 for the Chennai STP and expired on March 31, 2010 for the Hyderabad STP, increased net income and diluted net income per share in the fiscal years ended March 31, 2011 and 2010 by $954 and $1,564 and by $0.04 and $0.07 respectively.

The Company intends to indefinitely reinvest all of its accumulated and future foreign earnings outside the United States. At March 31, 2012, the Company had $104.3 million of unremitted earnings from foreign subsidiaries and approximately $48.6 million of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

Due to the geographical scope of the Company's operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact the Company's operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

within the next twelve months. The Company's major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2007. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005.

The total amount of unrecognized tax benefits would reduce income tax expense and the effective income tax rate, if recognized, are $1,179, $293 and $1,015 as of March 31, 2012, 2011 and 2010, respectively. The Company anticipates that a significant portion of the unrecognized tax benefits will reverse during the twelve month period ending March 31, 2013 due to settlement or expiration of statute of limitations on open tax years.

The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2012	2011	2010
Balance as of beginning of the year	$293	$1,015	$680
Foreign currency translation related to prior year tax positions	7	43	(9)
Decreases related to prior year tax positions	—	(827)	—
Decreases related to prior year tax positions due to lapse in applicable statute of limitations	—	(66)	(13)
Increases related to prior year tax positions	879	128	357

Balance at end of the year	$1,179	$293	$1,015

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal year ended March 31, 2012, the Company expensed accrued interest and penalties of $711 through income tax expense consistent with prior adoptions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The amount of interest and penalties expensed in fiscal years 2011 and 2010 were not material. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2012 and March 31, 2011 were $817 and $98, respectively. Each year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the next twelve months, the Company expects approximately $690 of unrecognized tax benefits to be realized through settlement with tax authorities or expiration of statute of limitations. All of these benefits are expected to have an impact on the effective tax rate as they are realized.

The Company has been under income tax examination in India. The Indian taxing authorities issued an assessment order with respect to their examination of the tax returns for the fiscal years ended March 31, 2004 to March 31, 2007 of the Company's Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2006 and 2007.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits

The Company has noncontributory defined benefit plans (the "Benefit Plans") covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2012	2011	2010
Components of net periodic pension expense
Expected return on plan assets	$(210)	$(147)	$(102)
Service costs for benefits earned	502	363	329
Interest cost on projected benefit obligation	176	124	110
Recognized net actuarial loss	105	52	38

Net periodic pension expense	$573	$392	$375

Actuarial assumptions

Year Ended March 31,
	2012	2011	2010
Discount rate	8.50% - 11.00%	8.00% - 10.50%	6.75% - 12.50%
Compensation increases (annual)	7.00% - 7.50%	7.00% - 7.50%	5.50% - 7.50%
Expected return on assets	8.50% - 12.00%	8.50% - 14.00%	8.50% - 14.00%

The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2012 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

Accumulated benefit obligation and projected benefit obligation

	March 31,
	2012	2011
Accumulated benefit obligation	$1,404	$1,385

Projected benefit obligation:
Balance at April 1, 2011	$2,178	$1,404
Service cost	502	363
Interest cost	176	124
Actuarial (gain) loss	70	487
Benefits paid	(427)	(362)
Other adjustments	—	129
Exchange rate adjustments	(317)	33

Balance at March 31, 2012	$2,182	$2,178

Fair value of plan assets

March 31, 2012
Balance at April 1, 2011	$1,707
Employer contributions	831
Actual gain on plan assets	210
Benefits paid	(438)
Exchange rate adjustments	(300)

Balance at March 31, 2012	$2,010

The net projected benefit obligation is recorded on the consolidated balance sheets as "accrued employee compensation and benefits" at March 31, 2012 and March 31, 2011.

Plan asset allocation

	March 31, 2012
	Target Allocation	Actual Allocation
Government securities	60 - 70%	67%
Corporate debt	20 - 30%	28%
Other	1 - 10%	5%

The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

Plan Assets

The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2012
Government Bonds(1)	$1,341	$—	$1,341
Corporate Bonds(2)	562	—	562
Equity Shares and Others(3)	107	38	69

	$2,010	$38	$1,972

At March 31, 2011
Government Bonds(1)	$1,144	$—	$1,144
Corporate Bonds(2)	427	—	427
Equity Shares and Others(3)	136	28	108

	$1,707	$28	$1,679

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

The Company's pension plan assets invested in India are guaranteed a minimum return of 6% per annum by the insurance company managing the Company's plan assets.

Pension liability

	March 31,
	2012	2011
PBO	$2,182	$2,178
Fair value of plan assets	2,010	1,707

Funded status recognized	$172	$471
Amount recorded in accumulated other comprehensive income	$702	$854

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2013 is $105. The Company expects to contribute $204 to its gratuity plans during the fiscal year ending March 31, 2013.

The pretax amounts of prior service cost recognized in accumulated other comprehensive income consists of:

	March 31,
	2012	2011	2010
Prior service cost (credit)	$—	$101	$—
Net amortization gain (loss)	—	—	—

Total	$—	$101	$—

Estimated future benefits payments

Fiscal year ending March 31:
2013	$436
2014	451
2015	487
2016	557
2017	624
2018 - 2022	4,020

(15) 401(k) Plan

The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the periods ended March 31, 2012 and 2011, the Company recorded $614 and $456 for the employer match, respectively. The Company's 401(k) Plan may be amended at the direction of the Company's Board of Directors to discontinue the safe harbor match program at any time.

Effective January 1, 2011, the Company's subsidiary, InSource, froze their 401(k) Plan and all eligible employees can now participate in the Company's 401(k) Plan.

(16) Related Party Transactions

During the fiscal year ended March 31, 2010, there were no related party transactions. During the fiscal year ended March 31, 2011, the Company executed an agreement for approximately $119 in services to Nadastra, Inc. as a subcontractor for the benefit of an end user client. The managing director of Nadastra, Inc. is the spouse of the chief executive officer of the Company. During the fiscal year ended March 31, 2012 there were no related party transactions.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Commitments, Contingencies and Guarantees

The Company leases office space under operating leases, which expire at various dates through the year 2022. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2012 and thereafter are:

	Operating Leases	Capital Lease
Fiscal year ending March 31:
2013	$3,662	$1,090
2014	1,700	—
2015	1,464	—
2016	1,487	—
2017	1,024	—
2018 and thereafter	2,282	—

Total minimum lease payments	$11,619	$1,090

Less: amount representing interest		73

Present value of future lease payments		$1,017
Less: current portion		1,017

Long term capital lease obligation		$—

Total rental expense for operating leases was approximately $5,323 $4,798 and $4,206 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. Total amortization expenses for the assets purchased under capital leases were $483 for the fiscal year ended March 31, 2012. Amortization expenses for assets purchased under capital leases for the fiscal year ended March 31, 2011, 2010 were $517 and $61, respectively.

The Company acquired a software license under a capital lease agreement during the fiscal year ended March 31, 2010. Estimated useful life of the asset acquired is 6 years. The Company expects to pay $1,017 as principal payment in this lease.

The Company continues to construct a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India which includes planned construction of approximately 325,000 square feet, over the next two fiscal years at a total estimated cost of $27,522, of which $24,445 has been expended as of March 31, 2012. At March 31, 2012 the Company had outstanding fixed capital commitments of $105, net of advances, related to this facility construction.

The Company has deposits under lien of $49 against a bank guarantee issued by a bank in favor of Andhra Pradesh Industrial Infrastructure Corporation Limited which would be forfeited if the Company fails to meet certain hiring criteria with established timelines at its Hyderabad facility.

The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Commitments, Contingencies and Guarantees (Continued)

was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2012.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2012.

The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

(18) Derivative Financial Instruments and Trading Activities

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

Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings. There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal years ended March 31, 2012 and 2011.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Derivative Financial Instruments and Trading Activities (Continued)

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

The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $95,950 and $112,468 at March 31, 2012 and March 31, 2011, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $5,317 at March 31, 2012. At March 31, 2012, the maximum outstanding term of any derivative instrument was 24 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2012 and March 31, 2011:

Derivatives designated as hedging instruments

	March 31, 2012	March 31, 2011
Foreign currency exchange contracts:
Other current assets	$101	$1,327
Other long-term assets	$330	$205
Accrued expenses and others	$5,418	$297
Long-term liabilities	$1,819	$121

The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2012	March 31, 2011
Foreign currency exchange contracts	$(9,341)	$(2)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2012	March 31, 2011
Costs of revenue	$(920)	$1,262
Operating expenses	$(501)	$616

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Derivative Financial Instruments and Trading Activities (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2012	March 31, 2011
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(1,774)	$(517)
	Revenue	$(382)	$(444)
	Costs of revenue	$223	$202
	Selling, general and administrative expenses	$14	$15

(19) Business Segment Information

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

Geographic information:

Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2012	2011	2010
Customer revenue:
North America	$215,723	$162,528	$121,727
Europe	49,839	45,065	39,322
Other	12,209	10,386	3,316

Consolidated revenue	$277,771	$217,979	$164,365

	March 31,
	2012	2011
Long-lived assets, net of accumulated depreciation and amortization:
North America	$20,270	$10,807
India	26,674	25,386
Sri Lanka	4,048	2,600
Europe	99	56

Consolidated long-lived assets, net	$51,091	$38,849

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Revenue	$74,231	$72,184	$70,311	$61,045	$58,294	$55,606	$52,676	$51,403
Costs of revenue	47,786	46,271	45,395	37,982	36,105	34,169	32,335	31,887

Gross profit	26,445	25,913	24,916	23,063	22,189	21,437	20,341	19,516
Operating expenses	19,378	19,335	19,449	18,276	16,532	16,453	16,292	16,420

Income from operations	7,067	6,578	5,467	4,787	5,657	4,984	4,049	3,096
Other income (expense)	922	780	445	400	308	(6)	(23)	162

Income before income tax expense (benefit)	7,989	7,358	5,912	5,187	5,965	4,978	4,026	3,258
Income tax expense (benefit)	2,191	1,764	1,224	1,232	739	772	310	206

Net income	$5,798	$5,594	$4,688	$3,955	$5,226	$4,206	$3,716	$3,052

Net income per share—Basic	$0.23	$0.23	$0.19	$0.16	$0.22	$0.18	$0.16	$0.13
Net income per share—Diluted	$0.23	$0.22	$0.18	$0.16	$0.21	$0.17	$0.15	$0.13

(21) Subsequent Events

On April 6, 2012, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,277 (approximately $2,014) and will expire on various dates through June 30, 2012. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.577.

On May 8, 2012, the Company's Board of Directors authorized a share repurchase program of up to $15 million of the Company's common stock over the next 12 months. Share repurchases under the program may be made through open market purchases or privately negotiated transactions in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. While the board of directors has approved the share purchasing guidelines, the timing of repurchases and the exact number of shares of common stock to be purchased will be determined by the Company's management, at its discretion, and will depend upon market conditions and other factors. The program will be funded using the Company's cash on hand and cash generated from operations. The program may be extended, suspended or discontinued at any time.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2012. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

Based on this assessment, our management has concluded that, as of March 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2012.

Item 11.    Executive Compensation.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2012.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2012.

Item 14.    Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

Under date of May 25, 2012, we reported on the consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012, which are contained in the Company's March 31, 2012 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of Valuation and Qualifying Accounts in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
May 25, 2012

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2012, 2011, and 2010

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2010	$1,041	$261	$(602)	$700
Year ended March 31, 2011	$700	$690	$(230)	$1,160
Year ended March 31, 2012	$1,160	$602	$(1,180)	$582

3.     Exhibits

The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
2.1		Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference).
2.2
Asset Purchase Agreement by and among the Company, ALaS Consulting LLC, a New York limited liability company, and the members thereof, dated as of July 1, 2011 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference).
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

Exhibit No.		Exhibit Title
10.6	†	Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6 (previously filed as Exhibit 10.11 to the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed July 15, 2009, and incorporated herein by reference).
10.7	†
Amendment number 7 to the Master Service Agreement dated December 21, 2009 between the registrant and Metavante Corporation (previously filed as Exhibit 10.36 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K, filed July 28, 2010, and incorporated herein by reference).
10.8	†
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
10.10	†
Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.11	†*	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.12	+
Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.13	†
BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.14	†
Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 31, 2009 (previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.15	†
Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)
10.16	†*	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012.
10.17	+
Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.18	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.19	+
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
10.21	+
Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.22	+
Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).
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
10.25	+
Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).
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
10.29
Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.30		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.31
Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).
10.32
Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.33	+
FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference).
10.34	+
Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).
10.35
Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.36
Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.37
Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.38
Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
21.1	*	Subsidiaries of Registrant.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

Exhibit No.		Exhibit Title
32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
99.1
Financial Statements of ALaS Consulting LLC as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 (previously filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).
99.2
Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 2011 and Unaudited Pro Forma Condensed Combined Statements of Income for the three months ended June 30, 2011 and for the year ended March 31, 2011 (previously filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).
101	**
The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of May, 2012.

VIRTUSA CORPORATION
By:	/s/ KRIS CANEKERATNE Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of May, 2012.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Senior Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director
/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI Al-Noor Ramji	Director

EXHIBIT INDEX

Exhibit No.		Exhibit Title
2.1		Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference).
2.2
Asset Purchase Agreement by and among the Company, ALaS Consulting LLC, a New York limited liability company, and the members thereof, dated as of July 1, 2011 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference).
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

Exhibit No.		Exhibit Title
10.6	†	Master Services Agreement between the Registrant and Metavante Corporation dated as of March 23, 2004, as amended by Nos. 1-6 (previously filed as Exhibit 10.11 to the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A, filed July 15, 2009, and incorporated herein by reference).
10.7	†
Amendment number 7 to the Master Service Agreement dated December 21, 2009 between the registrant and Metavante Corporation (previously filed as Exhibit 10.36 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K, filed July 28, 2010, and incorporated herein by reference).
10.8	†
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
10.10	†
Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.11	†*	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.
10.12	+
Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).
10.13	†
BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).
10.14	†
Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 31, 2009 (previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).
10.15	†
Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)
10.16	†*	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012.
10.17	+
Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.18	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.19	+
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
10.21	+
Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).
10.22	+
Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).
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
10.25	+
Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).
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

Exhibit No.		Exhibit Title
10.29		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).
10.30
LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).
10.31
Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).
10.32
Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).
10.33	+
FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference).
10.34	+
Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).
10.35
Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.36
Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.37
Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
10.38
Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).
21.1	*	Subsidiaries of Registrant.
23.1	*	Consent of KPMG LLP
24.1	*	Power of Attorney (included on signature page)
31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Exhibit Title
31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
99.1
Financial Statements of ALaS Consulting LLC as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 (previously filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).
99.2
Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 2011 and Unaudited Pro Forma Condensed Combined Statements of Income for the three months ended June 30, 2011 and for the year ended March 31, 2011 (previously filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).
101	**
The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements.

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