Form 10-Q
period 2012-06-30
VIRTUSA CORP
filed 2012-07-31
CIK 1207074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 26, 2012:

Class	Number of Shares
Common Stock, par value $.01 per share	25,474,159

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	March 31, 2012
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$48,179	$58,105
Short-term investments	25,240	23,055
Accounts receivable, net of allowance of $742 and $582 at June 30, 2012 and March 31, 2012, respectively	54,158	58,789
Unbilled accounts receivable	11,451	7,634
Prepaid expenses	6,377	6,552
Deferred income taxes	4,674	3,693
Restricted cash	3,125	2,828
Other current assets	5,856	5,831
Total current assets	159,060	166,487
Property and equipment, net of accumulated depreciation of $23,631 and $23,803 at June 30, 2012 and March 31, 2012, respectively	31,907	32,843
Long-term investments	4,951	4,269
Deferred income taxes	8,518	8,348
Goodwill	35,472	35,472
Intangible assets, net	17,611	18,248
Other long-term assets	7,190	7,726
Total assets	$264,709	$273,393
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,028	$8,649
Accrued employee compensation and benefits	13,120	17,844
Accrued expenses and other current liabilities	23,970	22,011
Income taxes payable	5,321	3,553
Total current liabilities	47,439	52,057
Long-term liabilities	3,982	3,162
Total liabilities	51,421	55,219
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2012 and March 31, 2012; zero shares issued and outstanding at June 30, 2012 and March 31, 2012	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2012 and March 31, 2012; issued 26,705,520 and 26,553,299 shares at June 30, 2012 and March 31, 2012, respectively; outstanding 24,848,817 and 24,793,911 shares at June 30, 2012 and March 31, 2012, respectively	267	266
Treasury stock, 1,856,703 and 1,759,388 common shares, at cost, at June 30, 2012 and March 31, 2012, respectively	(9,652)	(8,244)
Additional paid-in capital	166,304	165,646
Retained earnings	84,988	78,849
Accumulated other comprehensive loss	(28,619)	(18,343)
Total stockholders’ equity	213,288	218,174
Total liabilities, undesignated preferred stock and stockholders’ equity	$264,709	$273,393

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2012	2011
Revenue	$76,217	$61,045
Costs of revenue	49,594	37,982
Gross profit	26,623	23,063
Operating expenses:
Selling, general and administrative expenses	19,754	18,276
Income from operations	6,869	4,787
Other income (expense):
Interest income	698	605
Foreign currency transaction gains (losses)	441	(182)
Other, net	101	(23)
Total other income (expense)	1,240	400
Income before income tax expense	8,109	5,187
Income tax expense	1,970	1,232
Net income	$6,139	$3,955
Net income per share of common stock:
Basic	$0.25	$0.16
Diluted	$0.24	$0.16

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2012	2011

Net Income	$6,139	$3,955
Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,064)	$71
Pension plan adjustment	(8)	32
Unrealized loss on available-for-sale securities, net of tax	(2)	(3)
Unrealized (loss) gain on effective cash flow hedges, net of tax	(3,202)	338
Other comprehensive income (loss)	(10,276)	438
Comprehensive income (loss)	$(4,137)	$4,393

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2012	2011
Cash flows provided by (used for) operating activities:
Net income	$6,139	$3,955
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	2,049	1,806
Share-based compensation expense	1,350	1,229
Gain on disposal of property and equipment	(110)	(2)
Foreign currency (gains) losses, net	(441)	182
Net change in operating assets and liabilities:
Accounts receivable, net	637	(4,349)
Prepaid expenses and other current assets	(372)	(512)
Other long-term assets	(314)	(787)
Accounts payable	(3,267)	(2,458)
Accrued employee compensation and benefits	(5,146)	(2,719)
Accrued expenses and other current liabilities	10	888
Income taxes payable	1,774	1,156
Other long-term liabilities	65	(829)
Net cash provided by (used for) operating activities	2,374	(2,440)
Cash flows (used for) provided by investing activities:
Proceeds from sale of property and equipment	116	110
Purchase of short-term investments	(2,290)	(1,919)
Proceeds from sale or maturity of short-term investments	837	22,754
Purchase of long-term investments	(2,946)	(1,400)
Proceeds from sale or maturity of long-term investments	200	7,031
Purchase of property and equipment	(3,116)	(3,369)
(Increase) decrease in restricted cash	(306)	4
Net cash (used for) provided by investing activities	(7,505)	23,211
Cash flows used for financing activities:
Proceeds from exercise of common stock options	132	1,401
Purchase of treasury stock	(1,408)	—
Payment of contingent consideration related to acquisition	—	(1,620)
Principal payments on capital lease obligation	(1,018)	(932)
Net cash used for financing activities	(2,294)	(1,151)
Effect of exchange rate changes on cash and cash equivalents	(2,501)	93
Net (decrease) increase in cash and cash equivalents	(9,926)	19,713
Cash and cash equivalents, beginning of period	58,105	50,218
Cash and cash equivalents, end of period	$48,179	$69,931

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Virtusa in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2012 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 25, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At June 30, 2012 and March 31, 2012, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

	Three Months Ended June 30,
	2012	2011
Numerators:
Net income	$6,139	$3,955
Denominators:
Weighted average common shares outstanding	24,805,636	24,457,474
Dilutive effect of employee stock options and unvested restricted stock	660,141	843,055
Dilutive effect of stock appreciation rights	20,171	27,788
Weighted average shares-diluted	25,485,948	25,328,317
Net income per share-basic	$0.25	$0.16
Net income per share-diluted	$0.24	$0.16

During the three months ended June 30, 2012 and 2011, options to purchase 468,707 and 261,853 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At June 30, 2012 and March 31, 2012, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at June 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$7,469	$6	$(2)	$7,473
Non-current	2,752	2	(3)	2,751
Auction-rate securities:
Non-current	900	—	(17)	883
Agency and short-term notes:
Current	400	—	—	400
Non-current	1,317	—	—	1,317
Time deposits:
Current	17,367	—	—	17,367
Total available-for-sale securities	$30,205	$8	$(22)	$30,191

The following is a summary of investment securities at March 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$5,999	$8	$(2)	$6,005
Non-current	2,388	3	(3)	2,388
Auction-rate securities:
Non-current	900	—	(20)	880
Agency and short-term notes:
Non-current	1,001	—	—	1,001
Time deposits:
Current	17,050	—	—	17,050
Total available-for-sale securities	$27,338	$11	$(25)	$27,324

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2012 and March 31, 2012 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$3,873	$—	$—	$3,873
Investments:
Available-for-sale securities—current	25,240	—	—	25,240
Available-for-sale securities—non-current	4,068	—	883	4,951
Derivative instruments—current	—	5	—	5
Total assets	$33,181	$5	$883	$34,069
Liabilities:
Derivative instruments —current	$—	$8,702	$—	$8,702
Derivative instruments —non-current	—	2,594	—	2,594
Total liabilities	$—	$11,296	$—	$11,296

The Company’s investments in auction-rate securities (see also Note 4), which are listed in the table above under the column “Level 3” under “Investments: Available-for-sale securities—non-current”, are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The underlying assets of these auction-rate securities are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one year.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at June 30, 2012:

Level 3 Assets
Balance at April 1, 2012	$880
Total unrealized gains:
Included in accumulated other comprehensive income	3
Balance at June 30, 2012	$883

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly, the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors), which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, durations and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments.  The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 92 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The Company’s Balance Sheet Program and U.K. Revenue and Cost Program do not meet the criteria for hedge accounting.

The Company evaluates all its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three months ended June 30, 2012 or 2011.

Changes in the fair value of the derivatives purchased under the Balance Sheet Program are reflected in the Company’s consolidated statement of income and are included in foreign currency transaction gains (losses) for each period.  Changes in the fair value of the derivatives purchased under the UK Revenue and Cost Program are also reflected in the Company’s consolidated statement of income and are included in the same line item as the underlying exposure being hedged for each period.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $86,675 and $95,950, at June 30, 2012 and March 31, 2012, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $8,697 at June 30, 2012. At June 30, 2012, the maximum outstanding term of any derivative instrument was 24 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2012 and March 31, 2012:

Derivatives designated as hedging instruments

	June 30, 2012	March 31, 2012
Foreign currency exchange contracts:
Other current assets	$5	$101
Other long-term assets	$—	$330
Accrued expenses and other current liabilities	$8,702	$5,418
Long-term liabilities	$2,594	$1,819

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended June 30,
Hedging Relationships	2012	2011
Foreign currency exchange contracts	$(6,521)	$1,067

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended June 30,
Portion)	2012	2011
Costs of revenue	$(1,296)	$472
Operating expenses	$(740)	$233

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended June 30,
as Hedging Instrument	Recognized in Income on Derivatives	2012	2011
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(1,236)	$(67)
	Revenue	$(17)	$(135)
	Costs of revenue	$15	$84
	Selling, general and administrative expenses	$1	$5

(7) Goodwill and Intangible Assets

Goodwill

There were no changes in the Company’s goodwill balance at June 30, 2012, which includes the purchase of substantially all the assets of ALaS on July 1, 2011, the purchase of substantially all the assets of ConVista Consulting LLC (“ConVista”) on February 1, 2010 and the acquisition of InSource Holdings, Inc. and its subsidiaries (“InSource”) on November 4, 2009.  The acquisition costs and goodwill balance are deductible for tax purposes in the amount of $36,464.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2012 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore, goodwill was not impaired. The Company will continue to complete goodwill impairment analysis at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts acquired as a result of the acquisitions of ALaS, ConVista and InSource at June 30, 2012 and accumulated amortization at June 30, 2012:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$20,900	$4,142	$16,758
Partner relationships	6.5	1,400	547	853
Trademark	1.4	200	200	—
Backlog	1.0	2,100	2,100	—
	8.1	$24,600	$6,989	$17,611

(8) Income Taxes

The Company’s effective tax rate was 24.3% for the three months ended June 30, 2012, as compared to an effective tax rate of 23.8% for the three months ended June 30, 2011. The increase in effective tax rate is due primarily to the increased taxable profits in certain tax jurisdictions with high statutory rates and increased discrete items (uncertain tax positions) for which the Company provided for during the three months ended June 30, 2012. In anticipation of, and to mitigate the impact of, the phase-out of the Software Technology Park (“STP”) holidays, the Company located its new Indian operations in areas designated as a Special Economic Zone (“SEZ”) under the SEZ Act of 2005. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years.  The impact to the Company’s income tax rate has not been quantified.  The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions, including those where the Company is enjoying tax holidays, for the fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to tax holidays discussed below. A substantial amount of the Company’s income before provision for income tax is from foreign operations earned by its Indian and Sri Lankan subsidiaries.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited, or Virtusa India, is an export oriented company under the Indian Income Tax Act of 1961 and was entitled to claim tax exemption for a period of ten consecutive years for each STP that it operates.  Virtusa India operated two STPs, one in Chennai and one in Hyderabad, India.  The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011.  For the three months ended June 30, 2012 and 2011, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate, which is currently 32.5%.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. At June 30, 2012 and March 31, 2012, the total liability for unrecognized tax benefits was $1,300 and $1,200, respectively, which would impact the annual effective rate, if realized.  Each year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2012, the unrecognized tax benefits increased by $100 due to certain tax positions identified by tax authorities in the US and incremental interest on existing uncertain tax positions.

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

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”), for calendar years 2008 to 2011.  In addition, the Company has several years under examination by foreign jurisdictions.  Currently, several issues are at various levels of appeal with the Indian tax authorities.  The Company does not expect a material adverse outcome and continues to evaluate all tax return positions.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to permanently reinvest all of its accumulated and future foreign earnings outside the United States.  At June 30, 2012, the Company had $110,900 of unremitted earnings from foreign subsidiaries and approximately $47,200 of cash and short-term investments that would otherwise be available for potential distribution, if not permanently reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Net assets represent total assets less total liabilities and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2012	2011
Client revenue:
North America	$59,782	$46,514
Europe	13,431	11,675
Rest of world	3,004	2,856
Consolidated revenue	$76,217	$61,045

	June 30, 2012	March 31, 2012
Long-lived assets, net of accumulated depreciation and amortization:
United States	$54,797	$55,742
India	24,890	26,674
Sri Lanka	5,117	4,048
Europe	186	99
Consolidated long-lived assets, net	$84,990	$86,563

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended June 30,
	2012	2011
Customer 1	14.9%	15.3%
Customer 2	12.0%	5.4%
Customer 3	10.0%	12.6%

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

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the three months ended June 30, 2012, $3,610 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2012. No amounts were outstanding under the financing agreement at June 30, 2012, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(11) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments.  The following tables provide information regarding pension expense recognized:

	Three Months Ended June 30,
	2012	2011
Components of Net Periodic Pension Cost
Service cost	$114	$131
Interest cost	45	45
Expected return on plan assets	(47)	(55)
Amortization of actuarial loss	1	29
Net periodic pension cost	$113	$150

The Company expects to contribute approximately $351 in cash to the pension plans during the fiscal year ending March 31, 2013. The Company made cash contributions of $214 to the plans during the three months ended June 30, 2012.

(12) Treasury Stock

In May 2012, the Company’s board of directors authorized a share repurchase program of up to $15,000 of the Company’s common stock over the next 12 months, subject to certain price and other trading restrictions as established by the Company. During the three months ended June 30, 2012, the Company purchased 97,315 shares of its common stock for an aggregate purchase price of approximately $1,406, (excluding commissions), representing an average purchase price per share of $14.45.  Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes. (See “Part II — Other Information — Item 2”).

(13) Subsequent Events

On July 10, 2012, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £721 (approximately $1,112) and will expire on various dates through June 30, 2013. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.54.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2012 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary. At June 30, 2012, we had 5,841 employees, or team members.

In the three months ended June 30, 2012, our revenue increased by 25% to $76.2 million, compared to $61.0 million in the three months ended June 30, 2011.

In the three months ended June 30, 2012, net income increased by 53% to $6.1 million compared to $4.0 million in the three months ended June 30, 2011.

The increase in revenue for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily resulted from:

•                  Higher revenue contribution from our clients existing at June 30, 2011, including both our top ten and other clients

•                  Broad based revenue growth from clients in all of our industry groups, led by growth in our banking, financial services and insurance (“BFSI”) industry group

•                  Revenue from clients obtained in connection with the acquisition of ALaS Consulting LLC (“ALaS”) in July 2011

The key drivers of the increase in our net income for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, were as follows:

•                  Higher revenue contribution from new and existing clients

•                  Increase in operating profit due to increased operating efficiencies, partially offset by increased costs related to a higher percentage of our services performed onsite, as well as increased use of subcontractors

High repeat business and client concentration are common in our industry. During our three months ended June 30, 2012, 91% of our revenue was derived from clients who had been using our services for more than one year. Our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2012, our application outsourcing and consulting revenue represented 58.0% and 42.0%, respectively, of our total revenue as compared to 55.0% and 45.0%, respectively, for the three months ended June 30, 2011.

In the three months ended June 30, 2012, our European revenue increased by 15.0%, or $1.7 million, to $13.4 million, or 17.6% of total revenue, from $11.7 million, or 19.1% of total revenue, in the three months ended June 30, 2011.

Our gross profit increased by $3.5 million to $26.6 million for the three months ended June 30, 2012, as compared to $23.1 million in the three months ended June 30, 2011.The increase in gross profit during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals and higher costs related to an increased percentage of onsite work.  As a percentage of revenue, gross margin was 34.9% and 37.8% in the three months ended June 30, 2012 and 2011, respectively. This reflects an increase in the number of IT professionals, higher costs related to an increased percentage of onsite work and an increased use of subcontractors.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 14% and 22% of total revenue for the three months ended June 30, 2012 and 2011, respectively.  The decrease in revenue earned from fixed-price contracts in the three months ended June 30, 2012 primarily reflects our client preferences.

Over the last few fiscal years, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.  We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, debt financing or from the issuance of additional securities, although we cannot assure you that any such additional financing will be available at terms favorable to us, or at all.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2012, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was 18.9%. Our attrition rate at June 30, 2012 reflects a lower rate of voluntary attrition as compared to the corresponding prior year period and is approaching our long-term goal.  Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following table presents an overview of our results of operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2012	2011	Change	Change
Revenue	$76,217	$61,045	15,172	24.9%
Costs of revenue	49,594	37,982	11,612	30.6%
Gross profit	26,623	23,063	3,560	15.4%
Operating expenses	19,754	18,276	1,478	8.1%
Income from operations	6,869	4,787	2,082	43.5%
Other income	1,240	400	840	210.0%
Income before income tax expense	8,109	5,187	2,922	56.3%
Income tax expense	1,970	1,232	738	59.9%
Net income	$6,139	$3,955	2,184	55.2%

Revenue

Revenue increased by 24.9%, or $15.2 million, from $61.0 million during the three months ended June 30, 2011 to $76.2 million in the three months ended June 30, 2012. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of June 30, 2011 and revenue of $5.7 million from clients obtained in connection with the acquisition of ALaS in July 2011. The increase in revenue was also the result of continued broad based revenue growth from all of our industry groups, led by growth in our BFSI industry group. Revenue from North American clients in the three months ended June 30, 2012 increased by $13.3 million, or 28.5%, as compared to the three months ended June 30, 2011, due to higher revenue contribution from new clients, including those acquired in connection with the ALaS acquisition. Revenue from European clients increased by $1.7 million, or 15.0%, as compared to the three months ended June 30, 2011. We had 91 active clients at June 30, 2012, as compared to 82 active clients at June 30, 2011.

Costs of revenue

Costs of revenue increased from $38.0 million in the three months ended June 30, 2011 to $49.6 million in the three months ended June 30, 2012, an increase of $11.6 million, or 30.6%. The increase in cost of revenue was primarily driven by an increase of $5.6 million in compensation costs for our IT professionals and higher onsite costs related to increased onsite work, including the costs related to the number of employees added as a result of the ALaS acquisition. At June 30, 2012, we had 5,348 IT professionals as compared to 4,924 at June 30, 2011. In addition, we incurred increased subcontractor costs of $3.3 million in the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. There was also a net increase of $1.8 million of hedging expense, consisting of $1.3 million of hedging losses in the three months ended June 30, 2012 compared to $0.5 million of hedging gains in the three months ended June 30, 2011.

As a percentage of revenue, cost of revenue increased from 62.2% for the three months ended June 30, 2011 to 65.1% for three months ended June 30, 2012.  This was due primarily to a higher percentage of our services performed onsite partially offset by a higher utilization rate for our IT professionals of 77% for the three months ended June 30, 2012 compared to a utilization rate of 73% for the three months ended June 30, 2011.

Gross profit

Our gross profit increased by $3.5 million, or 15.4%, to $26.6 million for the three months ended June 30, 2012 as compared to $23.1 million for the three months ended June 30, 2011 due to a higher revenue base, partially offset by increased costs related to a higher percentage of our services performed onsite and increased subcontractor costs.  As a percentage of revenue, our gross profit was 34.9% and 37.8% in the three months ended June 30, 2012 and 2011, respectively.

Operating expenses

Operating expenses increased from $18.3 million in the three months ended June 30, 2011 to $19.8 million in the three months ended June 30, 2012, an increase of $1.5 million, or 8.1%. The increase was primarily due to an increase of $1.0 million in compensation expenses and the costs related to the number of employees added as a result of the ALaS acquisition, a net increase of $1.0 million of hedging expense consisting of $0.7 million of hedging losses in the three months ended June 30, 2012 compared to $0.3 million of hedging gains in the three months ended June 30, 2011 and a $0.3 million increase in facilities costs.  These increases in operating expenses were partially offset by a $0.8 million decrease in professional services incurred. As a percentage of revenue, our operating expenses decreased to 25.9% in the three months ended June 30, 2012 as compared to 29.9% in the three months ended June 30, 2011. This decrease was primarily due to increased operating efficiencies leveraged over a larger revenue base.

Income from operations

Income from operations increased by 43.5%, from $4.8 million in the three months ended June 30, 2011 to $6.9 million in the three months ended June 30, 2012. As a percentage of revenue, income from operations increased to 9.0% in the three months ended June 30, 2012 from 7.8% in the three months ended June 30, 2011.

Other income

Other income increased from $0.4 million in the three months ended June 30, 2011 to $1.2 million in the three months ended June 30, 2012. This increase is primarily attributed to foreign currency transaction gains in the three months ended June 30, 2012 of $0.4 million, as compared to $0.2 million in foreign currency transaction losses in the three months ended June 30, 2011.

Income tax expense

Income tax expense increased to $2.0 million in the three months ended June 30, 2012 as compared to $1.2 million in the three months ended June 30, 2011. Our effective tax rate increased from 23.8% for the three months ended June 30, 2011 to 24.3% for the three months ended June 30, 2012. The increase in income tax expense of $0.8 million reflects increased income in the three months ended June 30, 2012 and our geographical mix of profits.  These increases were partially offset by higher profits in jurisdictions under tax holiday.

Net income

Net income increased by 55.2%, from $4.0 million in the three months ended June 30, 2011 to $6.1 million in the three months ended June 30, 2012 due primarily to higher operating profits and increases in other income.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

In May 2012, our board of directors authorized a share repurchase program of up to $15.0 million of our common stock over the next 12 months, subject to certain price and other trading restrictions. During the three months ended June 30, 2012, we purchased 97,315 shares of our common stock for an aggregate purchase price of approximately $1,406 (excluding commissions). (See Note 12 of the notes to our financial statements included herein and Part II, Item 2 of this Quarterly Report on Form 10-Q).

On July 1, 2011, we acquired substantially all of the assets of ALaS for the purchase price of approximately $27.8 million in cash, 10% of which was held back by us for a period of 12 months as security for the indemnification obligations of ALaS and its members.  In July 2012, we released $2.8 million to ALaS and its members with respect to the holdback plus interest and retained $16,000 to satisfy certain indemnification obligations.  This resulted in a decrease to short-term restricted cash of $2.8 million.

On July 30, 2010, we entered into a $3.0 million credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At June 30, 2012, there were no amounts outstanding under this credit agreement and we are in compliance with all covenants.

At June 30, 2012, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States however, under current law, would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2012, we sold $3.6 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2012. No amounts were due under the financing agreement at June 30, 2012, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We intend to continue the construction and build out of this facility, which, when completed over the next two fiscal years ending March 31, 2014, will be approximately 325,000 square feet, at a total estimated cost of $27.5 million. Of this amount, we have spent $24.5 million as of June 30, 2012 towards the completion of this facility, with approximately $0.1 million spent during the three months ended June 30, 2012. We anticipate spending approximately $1.2 million during the remainder of the fiscal year ending March 31, 2013.  Other capital expenditures during the three months ended June 30, 2012 were approximately $3.0 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2013 to be approximately $8.5 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2012	2011
Net cash provided by (used for) operating activities	$2,374	$(2,440)
Net cash (used for) provided by investing activities	(7,505)	23,211
Net cash used for financing activities	(2,294)	(1,151)
Effect of exchange rate changes on cash	(2,501)	93
Net (decrease) increase in cash and cash equivalents	(9,926)	19,713
Cash and cash equivalents, beginning of period	58,105	50,218
Cash and cash equivalents, end of period	$48,179	$69,931

Net cash provided by (used for) operating activities

Net cash provided by operating activities was $2.4 million during the three months ended June 30, 2012 as compared to net cash used for operating activities of $2.4 million during the three months ended June 30, 2011. This increase was primarily attributable to the net change in accounts receivable of $5.0 million, primarily due to higher collections during the three months ended June 30, 2012. In addition, the increase was also due to an increase in net income of $2.2 million, partially offset by a decrease in the net change from operating liabilities of $4.1 million due to cash used for these activities during the three months ended June 30, 2012.

Net cash (used for) provided by investing activities

Net cash used for investing activities was $7.5 million during the three months ended June 30, 2012 as compared to net cash provided by investing activities of $23.2 million during the three months ended June 30, 2011. This was driven by the net decrease in sales activity in investment securities of $30.7 million and an increased change in restricted cash of $0.3 million. This was partially offset by a decrease in the purchase of property and equipment in the amount of $0.3 million.

Net cash used for financing activities

Net cash used for financing activities was $2.3 million during the three months ended June 30, 2012, as compared to $1.2 million during the three months ended June 30, 2011. The change is primarily due to the repurchases of our common stock of $1.4 million under the share repurchase program authorized by our board of directors and a decrease in cash provided by stock option exercises of

$1.3 million, partially offset by payment during the three months ended June 30, 2011 for contingent consideration for ConVista of $1.6 million.

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

Recent accounting pronouncements

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our disclosure or consolidated financial results.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new disclosure requirement did not have a material impact on our disclosure or consolidated financial position, financial results or cash flows.

In September 2011, FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position or financial results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the first three months of our fiscal year ending March 31, 2013 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at June 30, 2012 was $86.7 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2012. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At June 30, 2012, we had $78.4 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission, or SEC, on May 25, 2012 (the “Annual Report”), which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended June 30, 2012, we withheld an aggregate of 57,711 shares of restricted stock at a price of $14.21 per share.

On May 8, 2012, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock on or prior to May 8, 2013. A summary of our stock repurchase activity under this program for the three months ended June 30, 2012 is set forth in the table below:

Issuer Purchases of Equity Securities

Period:	Total Number of Shares Purchased (#)(1)	Average Price Paid per Share ($)(2)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)(1)	Remaining Dollar Value that may yet be Purchased Under Our Program ($)(2)
May 2012	62,851	$14.47	62,851	$14,090,546
June 2012	34,464	14.42	34,464	13,593,575
Total	97,315	$14.45	97,315	$13,593,575

(1)         The shares repurchased exclude an aggregate of 7,400 shares of our common stock purchased in the open market by a member of our board of directors for his direct account on May 24, 2012 at prices ranging from $13.55 to $13.71 per share. We do not consider such board member as an “affiliated purchaser” within the meaning of Rule 10b-18 of the Securities Exchange Act of 1934, as amended.

(2)   Excludes applicable commissions.

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2012 (Unaudited) and March 31, 2012
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation
Date: July 31, 2012	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2012	By:	/s/ Ranjan Kalia

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on July 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2012 (Unaudited) and March 31, 2012
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and June 30, 2011 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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