Form 10-Q
period 2012-09-30
VIRTUSA CORP
filed 2012-11-02
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 26, 2012:

Class	Number of Shares
Common Stock, par value $.01 per share	25,836,515

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	March 31, 2012
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$46,596	$58,105
Short-term investments	26,354	23,055
Accounts receivable, net of allowance of $1,023 and $582 at September 30, 2012 and March 31, 2012, respectively	67,907	58,789
Unbilled accounts receivable	7,334	7,634
Prepaid expenses	5,838	6,552
Deferred income taxes	3,429	3,693
Restricted cash	399	2,828
Other current assets	7,205	5,831
Total current assets	165,062	166,487
Property and equipment, net of accumulated depreciation of $26,074 and $23,803 at September 30, 2012 and March 31, 2012, respectively	34,683	32,843
Long-term investments	7,006	4,269
Deferred income taxes	7,864	8,348
Goodwill	35,472	35,472
Intangible assets, net	16,967	18,248
Other long-term assets	9,591	7,726
Total assets	$276,645	$273,393
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,607	$8,649
Accrued employee compensation and benefits	15,022	17,844
Accrued expenses and other current liabilities	16,576	22,011
Income taxes payable	6,427	3,553
Total current liabilities	43,632	52,057
Long-term liabilities	1,775	3,162
Total liabilities	45,407	55,219
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2012 and March 31, 2012; zero shares issued and outstanding at September 30, 2012 and March 31, 2012	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2012 and March 31, 2012; issued 26,814,287 and 26,553,299 shares at September 30, 2012 and March 31, 2012, respectively; outstanding 24,957,584 and 24,793,911 shares at September 30, 2012 and March 31, 2012, respectively	268	266
Treasury stock, 1,856,703 and 1,759,388 common shares, at cost, at September 30, 2012 and March 31, 2012, respectively	(9,652)	(8,244)
Additional paid-in capital	167,750	165,646
Retained earnings	90,751	78,849
Accumulated other comprehensive loss	(17,879)	(18,343)
Total stockholders’ equity	231,238	218,174
Total liabilities, undesignated preferred stock and stockholders’ equity	$276,645	$273,393

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenue	$80,535	$70,311	$156,752	$131,356
Costs of revenue	52,902	45,395	102,496	83,377
Gross profit	27,633	24,916	54,256	47,979
Operating expenses:
Selling, general and administrative expenses	20,204	19,449	39,958	37,725
Income from operations	7,429	5,467	14,298	10,254
Other income (expense):
Interest income	754	554	1,469	1,159
Foreign currency transaction losses	(490)	(81)	(49)	(263)
Other, net	(23)	(28)	61	(51)
Total other income (expense)	241	445	1,481	845
Income before income tax expense	7,670	5,912	15,779	11,099
Income tax expense	1,907	1,224	3,877	2,456
Net income	$5,763	$4,688	$11,902	$8,643
Net income per share of common stock:
Basic	$0.23	$0.19	$0.48	$0.35
Diluted	$0.23	$0.18	$0.47	$0.34

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net income	$5,763	$4,688	$11,902	$8,643
Other comprehensive income (loss):
Foreign currency translation adjustments	$5,729	$(5,721)	$(1,335)	$(5,649)
Pension plan adjustment	(8)	32	(16)	64
Unrealized gain (loss) on available-for-sale securities, net of tax	15	(30)	13	(33)
Unrealized (loss) gain on effective cash flow hedges, net of tax	5,004	(4,538)	1,802	(4,200)
Other comprehensive income (loss)	$10,740	$(10,257)	$464	$(9,818)
Comprehensive income (loss)	$16,503	$(5,569)	$12,366	$(1,175)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(In thousands)	2012	2011
Cash flows provided by operating activities:
Net income	$11,902	$8,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,160	3,985
Share-based compensation expense	2,620	2,587
Gain on sale of property and equipment	(110)	(2)
Foreign currency losses, net	49	263
Net change in operating assets and liabilities:
Accounts receivable, net	(8,923)	(11,560)
Prepaid expenses and other current assets	(430)	4
Other long-term assets	(1,142)	(1,765)
Accounts payable	(2,921)	(2,018)
Accrued employee compensation and benefits	(3,929)	(1,132)
Accrued expenses and other current liabilities	(828)	1,883
Income taxes payable	2,162	1,282
Other long-term liabilities	167	(950)
Net cash provided by operating activities	2,777	1,220
Cash flows used for investing activities:
Proceeds from sale of property and equipment	116	110
Purchase of short-term investments	(5,918)	(1,847)
Proceeds from sale or maturity of short-term investments	4,356	27,874
Purchase of long-term investments	(5,837)	(1,380)
Proceeds from sale or maturity of long-term investments	1,050	9,956
Business acquisition	(2,775)	(25,055)
Decrease (increase) in restricted cash	2,423	(2,777)
Purchase of property and equipment	(5,447)	(7,764)
Net cash used for investing activities	(12,032)	(883)
Cash flows used for financing activities:
Proceeds from exercise of common stock options	613	1,495
Purchase of treasury stock	(1,408)	—
Payment of contingent consideration related to acquisition	—	(1,620)
Principal payments on capital lease obligation	(1,018)	(932)
Net cash used for financing activities	(1,813)	(1,057)
Effect of exchange rate changes on cash and cash equivalents	(441)	(797)
Net decrease in cash and cash equivalents	(11,509)	(1,517)
Cash and cash equivalents, beginning of period	58,105	50,218
Cash and cash equivalents, end of period	$46,596	$48,701

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore, and global delivery centers in Hyderabad, Chennai and Bangalore, India, Colombo, Sri Lanka and Budapest, Hungary.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At September 30, 2012 and March 31, 2012, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

(3) Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, stock appreciation rights (“SARs”) and the vesting of restricted stock and, in the case of options and SARs, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Numerators:
Net income	$5,763	$4,688	$11,902	$8,643
Denominators:
Weighted average common shares outstanding	24,886,477	24,652,654	24,846,056	24,555,064
Dilutive effect of employee stock options and unvested restricted stock	613,474	682,351	636,807	762,791
Dilutive effect of stock appreciation rights	18,289	29,746	19,230	28,767
Weighted average shares-diluted	25,518,240	25,364,751	25,502,093	25,346,622
Net income per share-basic	$0.23	$0.19	$0.48	$0.35
Net income per share-diluted	$0.23	$0.18	$0.47	$0.34

During the three and six months ended September 30, 2012, options to purchase 586,191 and 527,449 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended September 30, 2011, options to purchase 607,668 and 434,741 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At September 30, 2012 and March 31, 2012, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at September 30, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,635	$6	$(1)	$6,640
Non-current	5,646	8	(2)	5,652
Auction-rate securities:
Non-current	900	—	(12)	888
Agency and short-term notes:
Current	400	—	—	400
Non-current	466	—	—	466
Time deposits:
Current	19,314	—	—	19,314
Total available-for-sale securities	$33,361	$14	$(15)	$33,360

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2012 and March 31, 2012 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

(Unaudited)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,645	$—	$—	$2,645
Investments:
Available-for-sale securities—current	26,354	—	—	26,354
Available-for-sale securities—non-current	6,118	—	888	7,006
Derivative instruments—current	—	278	—	278
Derivative instruments—non-current	—	470	—	470
Total assets	$35,117	$748	$888	$36,753
Liabilities:
Derivative instruments —current	$—	$4,764	$—	$4,764
Derivative instruments —non-current	—	274	—	274
Total liabilities	$—	$5,038	$—	$5,038

The Company’s investments in auction-rate securities (see Note 4), which are listed in the table above under the column “Level 3” under “Investments: Available-for-sale securities—non-current”, are classified within Level 3 because there are currently no active markets or observable market prices. Therefore, the auction-rate securities were valued primarily based on an income approach using an estimate of future cash flows. The Company has estimated the fair value using a discounted cash flow analysis which considered the following key inputs: (i) the underlying structure and maturity of each security; (ii) the timing of expected future principal and interest payments; and (iii) discount rates that are believed to reflect current market conditions and the relevant risk associated with each security. The underlying assets of these auction-rate securities are generally student loans which are substantially backed by the U.S. federal government. In February 2008, auctions began to fail for these securities and each auction since then has failed. The Company classifies its investment in auction-rate securities as long-term investments, reflecting the fact that the Company’s auction-rate securities have underlying final maturities of greater than one year.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at September 30, 2012:

Level 3 Assets
Balance at April 1, 2012	$880
Total unrealized gains:
Included in accumulated other comprehensive income	8
Balance at September 30, 2012	$888

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company evaluates all its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the six-month periods ended September 30, 2012 and 2011.

Changes in the fair value of the derivatives purchased under the Balance Sheet Program are reflected in the Company’s consolidated statement of income and are included in foreign currency transaction gains (losses) for each period.  Changes in the fair value of the derivatives purchased under the U.K. Revenue and Cost Program are also reflected in the Company’s consolidated statement of income and are included in the same line item as the underlying exposure being hedged for each period.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $76,631 and $95,950, at September 30, 2012 and March 31, 2012, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $4,486 at September 30, 2012. At September 30, 2012, the maximum outstanding term of any derivative instrument was 21 months.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2012 and March 31, 2012:

Derivatives designated as hedging instruments

	September 30, 2012	March 31, 2012
Foreign currency exchange contracts:
Other current assets	$278	$101
Other long-term assets	$470	$330
Accrued expenses and other current liabilities	$4,764	$5,418
Long-term liabilities	$274	$1,819

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended September 30,		Six months ended September 30,
Hedging Relationships	2012	2011	2012	2011
Foreign currency exchange contracts	$4,682	$(6,465)	$(1,839)	$(5,398)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended September 30,		Six months ended September 30,
Portion)	2012	2011	2012	2011
Costs of revenue	$(1,514)	$(6)	$(2,810)	$466
Operating expenses	$(804)	$(9)	$(1,544)	$224

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended September 30,		Six months ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2012	2011	2012	2011
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$762	$(1,144)	$(475)	$(1,211)
	Revenue	$(132)	$(66)	$(149)	$(201)
	Costs of revenue	$90	$38	$105	$122
	Selling, general and administrative expenses	$10	$1	$11	$6

(7) Goodwill and Intangible Assets

Goodwill

There were no changes in the Company’s goodwill balance at September 30, 2012, which includes the purchase of substantially all the assets of ALaS on July 1, 2011, the purchase of substantially all the assets of ConVista Consulting LLC (“ConVista”) on February 1, 2010 and the acquisition of InSource Holdings, Inc. and its subsidiaries (“InSource”) on November 4, 2009.  The acquisition costs and goodwill balance are deductible for tax purposes in the amount of $36,464.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2012 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore, goodwill was not impaired. The Company will continue to conduct a goodwill impairment analysis at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts at September 30, 2012 acquired as a result of the acquisitions of InSource, ConVista and ALaS and accumulated amortization at September 30, 2012:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$20,900	$4,732	$16,168
Partner relationships	6.5	1,400	601	799
Trademark	1.4	200	200	—
Backlog	1.0	2,100	2,100	—
	8.1	$24,600	$7,633	$16,967

(8) Income Taxes

The Company’s effective tax rate was 24.9% and 24.6% for the three and six months ended September 30, 2012, as compared to an effective tax rate of 20.7% and 22.1% for the three and six months ended September 30, 2011. The increase in

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

effective tax rate is due primarily to an increase in taxable profits in certain tax jurisdictions with high statutory rates.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited (“Virtusa India”), is an export oriented company.  The Indian Income Tax Act of 1961 entitles taxpayers to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates.  Virtusa India operated two STPs, one in Chennai and one in Hyderabad, India.  The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011.  For the three and six months ended September 30, 2012 and 2011, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate, which is currently 32.5%.  In anticipation of, and to mitigate the impact of, the phase-out of the STP holidays in Hyderabad and Chennai, India, the Company located its new Indian operations in areas designated as a Special Economic Zone (“SEZ”) under the SEZ Act of 2005 through two operating subsidiaries, Virtusa Software Services Private Limited and Virtusa Consulting Services Limited. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years based on export income.  The impact to the Company’s income tax rate has not been quantified as various methods for repatriation are available and the Company is indefinitely reinvested.  The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions, including those where the Company is enjoying tax holidays, for the applicable fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to tax holidays.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2013.  The Company continues to assess investments in Sri Lanka and currently anticipates it will meet its commitment requirements under the current tax holiday.

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries subject to tax holiday.  The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed income is considered to be indefinitely reinvested.

Unrecognized tax benefits represent uncertain tax positions for which reserves have been established. At September 30, 2012 and March 31, 2012, the total liability for unrecognized tax benefits was $1,270 and $1,179, respectively, which would impact the annual effective rate, if realized.  Each year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three and six months ended September 30, 2012, the unrecognized tax benefits increased by $12 and $91, respectively, due to certain tax positions identified by tax authorities in the U.S. and incremental interest on existing uncertain tax positions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. The Company’s U.S. tax returns are currently under examination by the Internal Revenue Service (“IRS”) for calendar years 2008 to 2011.  In addition, tax returns for various years are under examination by tax authorities of foreign jurisdictions.  Currently, several issues are at various levels of appeal with the Indian tax authorities.  While it is difficult to predict the final outcome, the Company believes its reserves represent the most likely outcome and continues to evaluate all tax return positions.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to permanently reinvest all of its accumulated and future foreign earnings outside the United States.  At September 30, 2012, the Company had $115,977 of unremitted earnings from foreign subsidiaries and approximately $54,016 of cash and short-term investments that would otherwise be available for potential distribution, if not permanently reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Client revenue:
North America	$63,353	$55,980	$123,135	$102,494
Europe	13,751	11,336	27,182	23,011
Rest of world	3,431	2,995	6,435	5,851
Consolidated revenue	$80,535	$70,311	$156,752	$131,356

	September 30, 2012	March 31, 2012
Long-lived assets, net of accumulated depreciation and amortization:
United States	$54,093	$55,742
India	26,602	26,674
Sri Lanka	6,114	4,048
Europe	313	99
Consolidated long-lived assets, net	$87,122	$86,563

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Customer 1	15.1%	16.0%	15.0%	16.0%
Customer 2	12.1%	12.0%	12.0%	12.0%

(10) Debt

On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. which expires on July 31, 2013. The primary purpose of this credit agreement is to support the Company’s foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Advances under the credit agreement accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the six months ended September 30, 2012, $6,451 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2012. No amounts were outstanding under the financing agreement at September 30, 2012, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(11) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments.  The following tables provide information regarding pension expense recognized:

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic pension cost
Service cost	$112	$130	$226	$261
Interest cost	44	44	89	89
Expected return on plan assets	(46)	(54)	(94)	(109)
Amortization of actuarial loss	1	28	3	57
Net periodic pension cost	$111	$148	$224	$298

The Company expects to contribute approximately $605 in cash to the pension plans during the fiscal year ending March 31, 2013. The Company made cash contributions of $156 and $370, respectively, to the plans during the three and six months ended September 30, 2012.

(12) Treasury Stock

In May 2012, the Company’s board of directors authorized a share repurchase program of up to $15,000 of the Company’s common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company. During the three months ended September 30, 2012, the Company did not purchase any shares of its common stock.  During the six months ended September 30, 2012, the Company purchased 97,315 shares of its common stock for an aggregate purchase price of approximately $1,406, (excluding commissions), representing an average purchase price per share of $14.45.  Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes. (See “Part II — Other Information — Item 2”).  As of October 15, 2012, the Company’s board of directors suspended the share repurchase program.

(13) Subsequent Events

On October 3, 2012, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,779 (approximately $2,850) and will expire on various dates during the period ending December 31, 2013. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.60.

On October 4, 2012, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling.  The U.S dollar contracts have an aggregate notional amount of approximately 556,386 Indian rupees (approximately $10,189) and an average settlement rate of 54.36 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 314,742 Indian rupees (approximately £3,567) and have an average settlement rate of 87.79 Indian rupees.  These contracts will expire at various dates during the 24 month period ending on September 30, 2014.

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

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2012. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements as well as the impact of any acquisitions.  Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad, Chennai and Bangalore, India, Colombo, Sri Lanka and Budapest, Hungary. At September 30, 2012, we had 6,084 employees, or team members.

In the three months ended September 30, 2012, our revenue increased by 15% to $80.5 million, compared to $70.3 million in the three months ended September 30, 2011. In the six months ended September 30, 2012, our revenue increased by 19% to $156.8 million, compared to $131.4 million in the six months ended September 30, 2011.

In the three months ended September 30, 2012, net income increased by 23% to $5.8 million, as compared to $4.7 million in the three months ended September 30, 2011. Net income increased by 38% to $11.9 million in the six months ended September 30, 2012, as compared to $8.6 million in the six months ended September 30, 2011.

The increase in revenue for the three and six months ended September 30, 2012, as compared to the three and six months ended September 30, 2011, primarily resulted from:

•                  Higher revenue contribution from our clients existing as of September 30, 2011, including our top ten clients collectively and, for the six months ended September 30, 2012, clients obtained in connection with the acquisition of ALaS Consulting LLC (“ALaS”) in July 2011

•                  Broad based revenue growth from all of our industry groups, led by clients in our banking, financial services and insurance (“BFSI”) industry group

The key drivers of the increase in our net income for the three and six months ended September 30, 2012, as compared to the three and six months ended September 30, 2011, were as follows:

•                  Higher revenue contribution from new and existing clients

•                  Increase in operating profit due to increased operating efficiencies, partially offset by increased costs related to a higher percentage of our services performed onsite, annual compensation increases, increased use of subcontractors, as well as foreign currency transaction losses related to our hedging program

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2012, 89% of our revenue was derived from clients who had been using our services for more than one year as compared to 90% for the three months ended September 30, 2011. During the six months ended September 30, 2012 and 2011, 90% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature.  For the three months ended September 30, 2012, our application outsourcing and consulting revenue represented 57% and 43%, respectively, of our total revenue as compared to 52% and 48%, respectively, for the three months ended September 30, 2011.  For the six months ended September 30, 2012, our application outsourcing and consulting revenue represented 57% and 43%, respectively, of our total revenue as compared to 53% and 47%, respectively, for the six months ended September 30, 2011.

In the three months ended September 30, 2012, our European revenue increased by 21%, or $2.4 million, to $13.8 million, or 17% of total revenue, from $11.3 million, or 16% of total revenue in the three months ended September 30, 2011. In the six months ended September 30, 2012, our European revenue increased by 18%, or $4.2 million, to $27.2 million, or 17% of total revenue, from $23.0 million, or 18% of total revenue, in the six months ended September 30, 2011.

Our gross profit increased by $2.7 million to $27.6 million for the three months ended September 30, 2012, as compared to $24.9 million in the three months ended September 30, 2011. Our gross profit increased by $6.3 million to $54.3 million for the six months ended September 30, 2012 as compared to $48.0 million in the six months ended September 30, 2011. The increase in gross profit during the three and six months ended September 30, 2012, as compared to the three and six months ended September 30, 2011, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals, annual compensation increases, higher costs related to an increased percentage of onsite work, an increased use of subcontractors, as well as foreign currency transaction losses related to our hedging program. As a percentage of revenue, gross margin was 34.3% and 35.4% in the three months ended September 30, 2012 and 2011, respectively. During the six months ended September 30, 2012 and 2011, gross margin, as a percentage of revenue, was 34.6% and 36.5%, respectively. The decrease in gross margin for the three and six months ended September 30, 2012 was primarily due to higher costs related to an increased percentage of onsite work, an increased use of subcontractors, as well as foreign currency transaction losses related to our hedging program.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 17% and 15% respectively of total revenue in the three and six months ended September 30, 2012, respectively, as compared to 17% and 19% of total revenue for the three and six months ended September 30, 2011, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2012 primarily reflects our client preferences.

Over the last few fiscal years, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.  We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, or through debt or equity financings, although we cannot assure you that any such additional financing will be available at terms favorable to us, or at all.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2012, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was 18.2%. Our attrition rate at September 30, 2012 reflects a lower rate of voluntary attrition as compared to the corresponding prior year period and is approaching our long-term goal.  Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The following table presents an overview of our results of operations for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		$	%
(dollars in thousands)	2012	2011	Change	Change
Revenue	$80,535	$70,311	10,224	14.5%
Costs of revenue	52,902	45,395	7,507	16.5%
Gross profit	27,633	24,916	2,717	10.9%
Operating expenses	20,204	19,449	755	3.9%
Income from operations	7,429	5,467	1,962	35.9%
Other income (expense)	241	445	(204)	(45.8)%
Income before income tax expense	7,670	5,912	1,758	29.7%
Income tax expense	1,907	1,224	683	55.8%
Net income	$5,763	$4,688	1,075	22.9%

Revenue

Revenue increased by 14.5%, or $10.2 million, from $70.3 million during the three months ended September 30, 2011 to $80.5 million in the three months ended September 30, 2012. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2011 and also the result of continued broad based revenue growth from all of our industry groups, led by growth in our BFSI industry group. Revenue from North American clients in the three months ended September 30, 2012 increased by $7.4 million, or 13.2%, as compared to the three months ended September 30, 2011, due to expansion of our existing clients including our top ten clients. Revenue from European clients increased by $2.4 million, or 21.3%, as compared to the three months ended September 30, 2011. We had 92 active clients at September 30, 2012, as compared to 86 active clients at September 30, 2011.

Costs of revenue

Costs of revenue increased from $45.4 million in the three months ended September 30, 2011 to $52.9 million in the three months ended September 30, 2012, an increase of $7.5 million, or 16.5%. The increase in cost of revenue was primarily driven by an increase of $3.2 million in compensation costs for our IT professionals, including annual compensation increases. At September 30, 2012, we had 5,571 IT professionals as compared to 5,113 at September 30, 2011. In addition, we incurred increased subcontractor costs of $1.9 million in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to an increase in onsite work.  We also incurred hedging losses of $1.5 million during the three months ended September 30, 2012 compared to a neutral hedging position during the three months ended September 30, 2011.

As a percentage of revenue, cost of revenue increased from 64.6% for the three months ended September 30, 2011 to 65.7% for three months ended September 30, 2012. This was due primarily to a higher percentage of our services performed onsite, offset by a higher utilization rate for our IT professionals of 78% for the three months ended September 30, 2012 compared to a utilization rate of 75% for the three months ended September 30, 2011.

Gross profit

Our gross profit increased by $2.7 million, or 10.9%, to $27.6 million for the three months ended September 30, 2012 as compared to $24.9 million for the three months ended September 30, 2011 due to a higher revenue base, partially offset by increased costs related to a higher percentage of our services being performed onsite and increased subcontractor costs.  As a percentage of revenue, our gross profit was 34.3% and 35.4% in the three months ended September 30, 2012 and 2011, respectively.

Operating expenses

Operating expenses increased from $19.4 million in the three months ended September 30, 2011 to $20.2 million in the three months ended September 30, 2012, an increase of $0.8 million, or 3.9%. The increase in our operating expenses in the three months ended September 30, 2012 was primarily due to an increase of $0.8 million in hedging losses, $0.3 million in travel expenses and a $0.1 million increase in professional services, partially offset by a $0.4 million decrease in facility expenses. As a percentage of revenue, our operating expenses decreased to 25.1% in the three months ended September 30, 2012 as compared to 27.7% in the three months ended September 30, 2011. This decrease was primarily due to increased operating efficiencies leveraged over a larger revenue base.

Income from operations

Income from operations increased by 35.9%, from $5.5 million in the three months ended September 30, 2011 to $7.4 million in the three months ended September 30, 2012. As a percentage of revenue, income from operations increased from 7.8% in the three months ended September 30, 2011 to 9.2% in the three months ended September 30, 2012, primarily due to increased operating efficiencies leveraged over a larger revenue base.

Other income (expense)

Other income (expense) decreased from an income of $0.4 million in the three months ended September 30, 2011 to $0.2 million in the three months ended September 30, 2012. This decrease is primarily attributed to an increase of foreign currency transaction losses in the three months ended September 30, 2012 of $0.5 million, as compared to $0.1 million in foreign currency transaction losses in the three months ended September 30, 2011.

Income tax expense

Income tax expense increased by $0.7 million, from $1.2 million in the three months ended September 30, 2011 to $1.9 million in the three months ended September 30, 2012. Our effective tax rate increased from 20.7% for the three months ended September 30, 2011 to 24.9% for the three months ended September 30, 2012.  The increase in income tax expense of $0.7 million reflects increased taxable income in the three months ended September 30, 2012 and a higher effective tax rate driven by our geographical mix of profits.

Net income

Net income increased by 22.9%, from $4.7 million in the three months ended September 30, 2011 to $5.8 million in the three months ended September 30, 2012 due primarily to higher operating profits.

Six months ended September 30, 2012 compared to the six months ended September 30, 2011

The following table presents an overview of our results of operations for the six months ended September 30, 2012 and 2011.

	Six Months Ended September 30,		$	%
(dollars in thousands)	2012	2011	Change	Change
Revenue	$156,752	$131,356	25,396	19.3%
Costs of revenue	102,496	83,377	19,119	22.9%
Gross profit	54,256	47,979	6,277	13.1%
Operating expenses	39,958	37,725	2,233	5.9%
Income from operations	14,298	10,254	4,044	39.4%
Other income	1,481	845	636	75.3%
Income before income tax expense	15,779	11,099	4,680	42.2%
Income tax expense	3,877	2,456	1,421	57.9%
Net income	$11,902	$8,643	3,259	37.7%

Revenue

Revenue increased by 19.3%, or $25.4 million, from $131.4 million during the six months ended September 30, 2011 to $156.8 million in the six months ended September 30, 2012. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2011. The increase in revenue was also the result of continued broad based revenue growth from all of our industry groups, led by growth in our BFSI industry group. Revenue from North American clients increased 20.1%, or $20.7 million, in the six months ended September 30, 2012, as compared to the six months ended September 30, 2011 due to higher revenue contribution from our clients existing at September 30, 2011, including our top ten clients collectively and clients obtained in connection with the acquisition of ALaS in July 2011.  Revenue from European clients increased 18.1%, or $4.2 million, in the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, primarily due to revenue contribution from clients added in the twelve months ended September 30, 2012. We had 92 active clients at September 30, 2012 as compared to 86 active clients at September 30, 2011.

Costs of revenue

Costs of revenue increased from $83.4 million in the six months ended September 30, 2011 to $102.5 million in the six months ended September 30, 2012, an increase of $19.1 million, or 22.9%. The increase in costs of revenue was primarily driven by an increase of $8.8 million in compensation costs for our IT professionals, including annual compensation increases, as compared to the six months ended September 30, 2011.  At September 30, 2012, we had 5,571 IT professionals as compared to 5,113 IT professionals at September 30, 2011. In addition, there were increased travel costs of $1.4 million and increased subcontractor costs of $4.8 million in the six months ended September 30, 2012 as compared to the six months ended September 30, 2011 primarily due to an increase in onsite work. We also incurred hedging losses of $2.7 million during the six months ended September 30, 2012 compared to a hedging gain of $0.6 million during the six months ended September 30, 2011.  As a percentage of revenue, cost of revenue increased from 63.5% for the six months ended September 30, 2011 to 65.4% for six months ended September 30, 2012.

Gross profit

Our gross profit increased by $6.3 million, or 13.1%, to $54.3 million for the six months ended September 30, 2012, as compared to $48.0 million in the six months ended September 30, 2011, due to a higher revenue base, partially offset by an increased number of IT professionals, annual compensation increases, increased subcontractor costs and higher costs related to increased onsite work. As a percentage of revenue, gross profit was 34.6% and 36.5% in the six months ended September 30, 2012 and 2011, respectively.

Operating expenses

Operating expenses increased from $37.7 million in the six months ended September 30, 2011 to $40.0 million in the six months ended September 30, 2012, an increase of $2.3 million, or 5.9%. The increase in our operating expenses in the six months ended September 30, 2012 resulted primarily from an increase of $1.1 million in compensation expenses and a $0.5 million increase in travel expenses. As a percentage of revenue, our operating expenses decreased from 28.7% in the six months ended September 30, 2011 to 25.5% in the six months ended September 30, 2012, due to leveraging operating efficiencies over a higher revenue base.

Income from operations

Income from operations increased by 39.4%, from $10.3 million in the six months ended September 30, 2011 to $14.3 million in the six months ended September 30, 2012. As a percentage of revenue, income from operations increased from 7.8% in the six months ended September 30, 2011 to 9.1% in the six months ended September 30, 2012, primarily due to growth in revenue and increased operating efficiencies.

Other income (expense)

Other income (expense) increased from $0.8 million in the six months ended September 30, 2011 to $1.5 million in the six months ended September 30, 2012. The increase is attributed to foreign currency transaction losses under our hedging program of $0.2 million during the six months ended September 30, 2012 compared to foreign currency gains under our hedging program of $0.3 million during the six months ended September 30, 2011 as well as an increase in interest income of $0.3 million.

Income tax expense

Income tax expense increased by $1.4 million from $2.5 million in the six months ended September 30, 2011 to $3.9 million in the six months ended September 30, 2012. Our effective tax rate increased from 22.1% for the six months ended September 30, 2011 to 24.6% for the six months ended September 30, 2012.  The increase in income tax expense of $1.4 million reflects increased taxable income in the six months ended September 30, 2012 and a higher effective tax rate driven by our geographical mix of profits.

Net income

Net income increased by 37.7%, or $3.3 million, from $8.6 million in the six months ended September 30, 2011 to $11.9 million in the six months ended September 30, 2012 due primarily to higher operating profits and increases in other income.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

In May 2012, our board of directors authorized a share repurchase program of up to $15.0 million of our common stock over a 12 month period from the approval date, subject to certain price and other trading restrictions. During the three months ended September 30, 2012, we did not purchase any shares of our common stock.  During the six months ended September 30, 2012, we purchased 97,315 shares of our common stock for an aggregate purchase price of approximately $1,406 (excluding commissions). (See Part II, Item 2 of this Quarterly Report on Form 10-Q).  As of October 15, 2012, our board of directors suspended the share repurchase program.

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

On July 30, 2010, we entered into a $3.0 million credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At September 30, 2012, there were no amounts outstanding under this credit agreement and we are in compliance with all covenants.

At September 30, 2012, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States however, under current law, would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2012, we sold $6.5 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2012. No amounts were due under the financing agreement at September 30, 2012, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We intend to continue the construction and build out of this facility, which, when completed over the next two fiscal years ending March 31, 2014, will be approximately 325,000 square feet, at a total estimated cost of $27.5 million. Of this amount, we have spent $24.6 million as of September 30, 2012 towards the completion of this facility, with approximately $0.2 million spent during the six months ended September 30, 2012. We anticipate spending approximately $1.1 million during the remainder of the fiscal year ending March 31, 2013.  Other capital expenditures during the six months ended September 30, 2012 were approximately $5.2 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2013 to be approximately $6.5 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2012	2011
Net cash provided by operating activities	$2,777	$1,220
Net cash used for investing activities	(12,032)	(883)
Net cash used for financing activities	(1,813)	(1,057)
Effect of exchange rate changes on cash	(441)	(797)
Net increase (decrease) in cash and cash equivalents	(11,509)	(1,517)
Cash and cash equivalents, beginning of period	58,105	50,218
Cash and cash equivalents, end of period	$46,596	$48,701

Net cash provided by operating activities

Net cash provided by operating activities was $2.8 million during the six months ended September 30, 2012 as compared to $1.2 million during the six months ended September 30, 2011. This increase was primarily attributable to an increase in net income of $3.3 million, an increased change in accounts receivable, net of $2.6 million, an increased change in other long-term assets and liabilities of $1.7 million and an increased change in income taxes payable of $0.9 million. These were partially offset by a decreased change due to payments in accrued employee compensation by $2.8 million, a decreased change in accrued expenses and other current liabilities of $2.7 million and a decreased change in accounts payable by $0.9 million.

Net cash used for investing activities

Net cash used for investing activities was $12.0 million during the six months ended September 30, 2012 as compared to $0.9 million during the six months ended September 30, 2011. The change was primarily due to the net decreases in the proceeds of investments of $41.0 million, offset by a reduction in cash used for business acquisition of $22.3 million, a decrease in the change in restricted cash of $5.2 million, which includes the $2.8 million holdback related to the ALaS acquisition and a decrease in purchase of property and equipment in the amount of $2.3 million.

Net cash used for financing activities

Net cash used for financing activities was $1.8 million during the six months ended September 30, 2012, as compared to $1.1 million during the six months ended September 30, 2011. The increase in cash used is primarily due to the repurchase of shares of our common stock of $1.4 million under our stock repurchase program, a decrease in proceeds from the exercise of common stock options of $0.9 million, partially offset by reduction in payment of contingent consideration of $1.6 million.

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

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. We do not expect the adoption of these provisions to have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the first six months of our fiscal year ending March 31, 2013 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at September 30, 2012 was $76.6 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2012. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At September 30, 2012, we had $80.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the six months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission, on May 25, 2012 (the “Annual Report”), which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the six month period ended September 30, 2012, we withheld an aggregate of 17,990 shares of restricted stock at a price of $16.92 per share.

On May 8, 2012, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock on or prior to May 8, 2013.  A summary of our stock repurchase activity under this program for the six months ended September 30, 2012 is set forth in the table below:

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

(2)   Excludes applicable commissions.

As of October 15, 2012, our board of directors suspended the share repurchase program.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this quarterly report on Form 10-Q:

Exhibit No.		Description
10.1

Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2012 (Unaudited) and March 31, 2012
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2012 and September 30, 2011 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2012 and September 30, 2011 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and September 30, 2011 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*              Filed herewith.

**           Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

§              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: November 1, 2012	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1

Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the SEC on November 1, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2012 (Unaudited) and March 31, 2012
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2012 and September 30, 2011 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2012 and September 30, 2011 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012 and September 30, 2011 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*              Filed herewith.

**           Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

§              As provided in Rule 406T of Regulation S-T, this information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.