Form 10-Q
period 2012-12-31
VIRTUSA CORP
filed 2013-01-31
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of January 28, 2013:

Class	Number of Shares
Common Stock, par value $.01 per share	26,006,866

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2012	March 31, 2012
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$62,623	$58,105
Short-term investments	26,378	23,055
Accounts receivable, net of allowance of $1,007 and $582 at December 31, 2012 and March 31, 2012, respectively	65,131	58,789
Unbilled accounts receivable	10,010	7,634
Prepaid expenses	5,744	6,552
Deferred income taxes	3,370	3,693
Restricted cash	390	2,828
Other current assets	6,856	5,831
Total current assets	180,502	166,487
Property and equipment, net of accumulated depreciation of $27,317 and $23,803 at December 31, 2012 and March 31, 2012, respectively	35,178	32,843
Long-term investments	8,006	4,269
Deferred income taxes	8,504	8,348
Goodwill	35,472	35,472
Intangible assets, net	16,322	18,248
Other long-term assets	9,844	7,726
Total assets	$293,828	$273,393
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,067	$8,649
Accrued employee compensation and benefits	17,502	17,844
Accrued expenses and other current liabilities	19,525	22,011
Income taxes payable	7,705	3,553
Total current liabilities	53,799	52,057
Long-term liabilities	2,920	3,162
Total liabilities	56,719	55,219
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31, 2012 and March 31, 2012; zero shares issued and outstanding at December 31, 2012 and March 31, 2012	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2012 and March 31, 2012; issued 26,845,205 and 26,553,299 shares at December 31, 2012 and March 31, 2012, respectively; outstanding 24,988,502 and 24,793,911 shares at December 31, 2012 and March 31, 2012, respectively	268	266
Treasury stock, 1,856,703 and 1,759,388 common shares, at cost, at December 31, 2012 and March 31, 2012, respectively	(9,652)	(8,244)
Additional paid-in capital	169,332	165,646
Retained earnings	98,156	78,849
Accumulated other comprehensive loss	(20,995)	(18,343)
Total stockholders’ equity	237,109	218,174
Total liabilities, undesignated preferred stock and stockholders’ equity	$293,828	$273,393

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2012	2011	2012	2011
Revenue	$86,474	$72,184	$243,226	$203,540
Costs of revenue	55,698	46,271	158,194	129,648
Gross profit	30,776	25,913	85,032	73,892
Operating expenses:
Selling, general and administrative expenses	21,634	19,335	61,593	57,060
Income from operations	9,142	6,578	23,439	16,832
Other income (expense):
Interest income	778	603	2,247	1,761
Foreign currency transaction gains (losses)	(194)	198	(244)	(64)
Other, net	(10)	(21)	54	(72)
Total other income	574	780	2,057	1,625
Income before income tax expense	9,716	7,358	25,496	18,457
Income tax expense	2,312	1,764	6,189	4,220
Net income	$7,404	$5,594	$19,307	$14,237
Net income per share of common stock:
Basic	$0.30	$0.23	$0.78	$0.58
Diluted	$0.29	$0.22	$0.76	$0.56

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2012	2011	2012	2011

Net income	$7,404	$5,594	$19,307	$14,237
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,161)	$(5,877)	$(3,498)	$(11,527)
Pension plan adjustment	(3)	31	(18)	94
Unrealized gain (loss) on available-for-sale securities, net of tax	(8)	(8)	5	(41)
Unrealized gain (loss) on effective cash flow hedges, net of tax	(943)	(4,319)	859	(8,519)
Other comprehensive loss	$(3,115)	$(10,173)	$(2,652)	$(19,993)
Comprehensive income (loss)	$4,289	$(4,579)	$16,655	$(5,756)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2012	2011
Cash flows provided by operating activities:
Net income	$19,307	$14,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,509	6,169
Share-based compensation expense	4,181	3,858
Gain on sale of property and equipment	(109)	(6)
Foreign currency losses, net	244	64
Net change in operating assets and liabilities:
Accounts receivable, net	(8,911)	(15,348)
Prepaid expenses and other current assets	(1,412)	(322)
Other long-term assets	(39)	(3,503)
Accounts payable	614	(2,514)
Accrued employee compensation and benefits	(1,435)	2,657
Accrued expenses and other current liabilities	2,431	2,553
Income taxes payable	2,399	2,652
Other long-term liabilities	(99)	(732)
Net cash provided by operating activities	23,680	9,765
Cash flows used for investing activities:
Proceeds from sale of property and equipment	117	114
Purchase of short-term investments	(8,571)	(6,638)
Proceeds from sale or maturity of short-term investments	7,975	30,979
Purchase of long-term investments	(8,421)	(5,202)
Proceeds from sale or maturity of long-term investments	1,258	10,406
Business acquisition	(2,775)	(25,055)
Decrease (increase) in restricted cash	2,426	(2,678)
Purchase of property and equipment	(8,517)	(10,223)
Net cash used for investing activities	(16,508)	(8,297)
Cash flows used for financing activities:
Proceeds from exercise of common stock options	710	1,740
Purchase of treasury stock	(1,408)	—
Payment of contingent consideration related to acquisition	—	(1,620)
Principal payments on capital lease obligation	(1,021)	(932)
Net cash used for financing activities	(1,719)	(812)
Effect of exchange rate changes on cash and cash equivalents	(935)	(1,939)
Net increase (decrease) in cash and cash equivalents	4,518	(1,283)
Cash and cash equivalents, beginning of period	58,105	50,218
Cash and cash equivalents, end of period	$62,623	$48,935

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad, Chennai and Bangalore, India, Colombo, Sri Lanka, and Budapest, Hungary.

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

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, InSource Holdings, Inc., a company incorporated in the State of Connecticut, InSource LLC, a Connecticut limited liability company located in Connecticut, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany and Virtusa Singapore Private Limited, organized and located in Singapore. All intercompany transactions and balances have been eliminated in consolidation.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re-evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities and valuation of financial instruments, including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Fair Value of Financial Instruments

At December 31, 2012 and March 31, 2012, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the short-term nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

(3) Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options and stock appreciation rights (“SARs”) and unvested shares of restricted stock and, in the case of options and SARs, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Numerators:
Net income	$7,404	$5,594	$19,307	$14,237
Denominators:
Weighted average common shares outstanding	24,969,800	24,704,814	24,887,304	24,604,981
Dilutive effect of employee stock options and unvested restricted stock	627,143	627,908	633,586	717,830
Dilutive effect of stock appreciation rights	17,366	25,537	18,609	27,690
Weighted average shares-diluted	25,614,309	25,358,259	25,539,499	25,350,501
Net income per share-basic	$0.30	$0.23	$0.78	$0.58
Net income per share-diluted	$0.29	$0.22	$0.76	$0.56

During the three and nine months ended December 31, 2012, options to purchase 435,161 and 496,686 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and nine months ended December 31, 2011, options to purchase 677,837 and 520,663 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At December 31, 2012 and March 31, 2012, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of investment securities at December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,185	$5	$(2)	$6,188
Non-current	6,128	2	(5)	6,125
Auction-rate securities:
Non-current	900	—	(9)	891
Agency and short-term notes:
Current	—	—	—	—
Non-current	990	1	(1)	990
Time deposits:
Current	20,190	—	—	20,190
Total available-for-sale securities	$34,393	$8	$(17)	$34,384

The following is a summary of investment securities at March 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$5,999	$8	$(2)	$6,005
Non-current	2,388	3	(3)	2,388
Auction-rate securities:
Non-current	900	—	(20)	880
Agency and short-term notes:
Non-current	1,001	—	—	1,001
Time deposits:
Current	17,050	—	—	17,050
Total available-for-sale securities	$27,338	$11	$(25)	$27,324

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2012 and March 31, 2012 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market mutual funds	$2,520	$—	$—	$2,520
Investments:
Available-for-sale securities—current	26,378	—	—	26,378
Available-for-sale securities—non-current	7,115	—	891	8,006
Derivative instruments—current	—	131	—	131
Derivative instruments—non-current	—	60	—	60
Total assets	$36,013	$191	$891	$37,095
Liabilities:
Derivative instruments —current	$—	$4,438	$—	$4,438
Derivative instruments —non-current	—	1,332	—	1,332
Total liabilities	$—	$5,770	$—	$5,770

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at December 31, 2012:

Level 3 Assets
Balance at April 1, 2012	$880
Total unrealized gains:
Included in accumulated other comprehensive income	11
Balance at December 31, 2012	$891

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly, the U.K. pound sterling, the Indian rupee and the Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, durations and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 90 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The Company’s Balance Sheet Program and U.K. Revenue and Cost Program do not meet the criteria for hedge accounting.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the nine-month periods ended December 31, 2012 and 2011.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $75,342 and $95,950, at December 31, 2012 and March 31, 2012, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $4,307 at December 31, 2012. At December 31, 2012, the maximum outstanding term of any derivative instrument was 21 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2012 and March 31, 2012:

Derivatives designated as hedging instruments

	December 31, 2012	March 31, 2012
Foreign currency exchange contracts:
Other current assets	$131	$101
Other long-term assets	$60	$330
Accrued expenses and other current liabilities	$4,438	$5,418
Long-term liabilities	$1,332	$1,819

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2012 and 2011:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended December 31,		Nine months ended December 31,
Hedging Relationships	2012	2011	2012	2011
Foreign currency exchange contracts	$(2,951)	$(8,166)	$(4,789)	$(13,564)

Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended December 31,		Nine months ended December 31,
Portion)	2012	2011	2012	2011
Costs of revenue	$(1,080)	$(681)	$(3,890)	$(214)
Operating expenses	$(583)	$(346)	$(2,126)	$(123)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended December 31,		Nine months ended December 31,
as Hedging Instrument	Recognized in Income on Derivatives	2012	2011	2012	2011
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(429)	$(880)	$(904)	$(2,091)
	Revenue	$(23)	$(133)	$(172)	$(334)
	Costs of revenue	$14	$76	$119	$198
	Selling, general and administrative expenses	$—	$6	$11	$12

(7) Goodwill and Intangible Assets

Goodwill

There were no changes in the Company’s goodwill balance at December 31, 2012, which includes the purchase of substantially all the assets of ALaS on July 1, 2011, the purchase of substantially all the assets of ConVista Consulting LLC (“ConVista”) on February 1, 2010 and the acquisition of InSource Holdings, Inc. and its subsidiaries (“InSource”) on November 4, 2009.  The acquisition costs and goodwill balance are deductible for tax purposes in the amount of $36,464.

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

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts at December 31, 2012 acquired as a result of the acquisitions of ALaS, ConVista and Insource and accumulated amortization at December 31, 2012:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$21,600	$5,638	$15,962
Partner relationships	6.5	700	340	360
Trademark	1.0	200	200	—
Backlog	1.4	2,100	2,100	—
	8.1	$24,600	$8,278	$16,322

(8) Income Taxes

The Company’s effective tax rate was 23.8% and 24.3% for the three and nine months ended December 31, 2012, as compared to an effective tax rate of 24.0% and 22.9% for the three and nine months ended December 31, 2011. The decrease in the effective tax rate for three months ended December 31, 2012 is primarily due to certain discrete items impacting the three months ended December 31, 2011 as compared to the three months ended December 31, 2012.  The increase in effective tax rate for the nine months period ended December 31, 2012 is due primarily to an increase in taxable profits in certain tax jurisdictions with high statutory rates when compared to the nine months ended December 31, 2011.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited (“Virtusa India”), is an export oriented company.  The Indian Income Tax Act of 1961 entitles taxpayers to claim tax exemption for a period of ten consecutive years for each Software

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Technology Park (“STP”) that it operates.  Virtusa India operates two STPs, one in Chennai and one in Hyderabad, India.  The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011.  For the three and nine months ended December 31, 2012 and 2011, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate, which is currently 32.5%.  In anticipation of, and to mitigate the impact of, the phase-out of the STP tax holidays in Hyderabad and Chennai, India, the Company located new Indian operations in areas designated as a Special Economic Zone (“SEZ”) under the SEZ Act of 2005 through two operating subsidiaries, Virtusa Software Services Private Limited and Virtusa Consulting Services Private Limited. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years based on export income.  The impact to the Company’s income tax rate has not been quantified as various methods for repatriation are available and the Company is indefinitely reinvested.  The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions, including those where the Company is enjoying tax holidays, for the applicable fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions or other discrete items required to be reported under interim periods. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to tax holidays.

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

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2012 and March 31, 2012, the total liability for unrecognized tax benefits was $1,235 and $1,179, respectively, which would negatively impact the annual effective rate, if realized.  Each year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three and nine months ended December 31, 2012, the unrecognized tax benefits decreased by $35 and increased by $55, respectively.  The decrease is predominatly due to the expiration of tax statutes partially offset by an increase for certain tax positions identified by tax authorities in the U.S. and incremental interest on existing uncertain tax positions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  Recently, the Internal Revenue Service (“IRS”) conducted a routine audit of the Company’s fiscal years 2008 to 2011, pursuant to which, the IRS made certain assessments.  In connection with the audit, during the fourth quarter of fiscal year 2013, the Company executed a settlement arrangement with the IRS for all periods under audit to close out the audit. The Company had fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at December 31, 2012. The Company’s U.S. tax return for fiscal year 2012 remains subject to examination. In addition, tax returns for various years are under examination by tax authorities of foreign jurisdictions. Currently, several issues are at various levels of appeal with the Indian tax authorities. While it is difficult to predict the final outcome, the Company believes its reserves represent the most likely outcome and continues to evaluate all tax return positions.

Undistributed Earnings of Foreign Subsidiaries

The Company intends to indefinately reinvest all of its accumulated and future foreign earnings outside the United States.  At December 31, 2012, the Company had $121,374 of unremitted earnings from foreign subsidiaries and approximately $50,991 of cash and short-term investments that would otherwise be available for potential distribution, if not indefinately reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(9) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Client revenue:
North America	$65,035	$56,791	$188,170	$159,284
Europe	16,870	12,231	44,052	35,242
Rest of world	4,569	3,162	11,004	9,014
Consolidated revenue	$86,474	$72,184	$243,226	$203,540

	December 31, 2012	March 31, 2012
Long-lived assets, net of accumulated depreciation and amortization:
United States	$53,495	$55,742
India	26,378	26,674
Sri Lanka	6,675	4,048
Europe	424	99
Consolidated long-lived assets, net	$86,972	$86,563

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Customer 1	15.3%	5.7%	13.2%	5.6%
Customer 2	13.7%	16.9%	14.5%	16.1%
Customer 3	10.7%	11.5%	10.1%	11.8%

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

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the nine months ended December 31, 2012, $7,585 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine months ended December 31, 2012. No amounts were outstanding under the financing agreement at December 31, 2012, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(11) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments.  The following tables provide information regarding pension expense recognized:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Components of net periodic pension cost
Service cost	$114	$122	$340	$383
Interest cost	45	45	134	134
Expected return on plan assets	(47)	(56)	(141)	(165)
Amortization of actuarial loss	1	28	4	85
Net periodic pension cost	$113	$139	$337	$437

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The Company expects to contribute approximately $606 in cash to the pension plans during the fiscal year ending March 31, 2013. The Company made cash contributions of $0, and $371, respectively, to the plans during the three and nine months ended December 31, 2012.

(12) Treasury Stock

In May 2012, the Company’s board of directors authorized a share repurchase program of up to $15,000 of the Company’s common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company. During the three months ended December 31, 2012, the Company did not purchase any shares of its common stock.  During the nine months ended December 31, 2012, the Company purchased 97,315 shares of its common stock for an aggregate purchase price of approximately $1,406 (excluding commissions), representing an average purchase price per share of $14.45.  Repurchased shares have been recorded as treasury shares and will be held until the Company’s board of directors designates that these shares be retired or used for other purposes. (See “Part II — Other Information — Item 2”).  As of October 15, 2012, the Company’s board of directors suspended the share repurchase program.

(13) Subsequent Events

On January 2, 2013, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £2,620 (approximately $4,228) and will expire on various dates during the period ending March 28, 2013. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.614.

On January 15, 2013, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling.  The U.S dollar contracts have an aggregate notional amount of approximately 789,924 Indian rupees (approximately $13,806) and an average settlement rate of 56.48 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 332,862 Indian rupees (approximately £3,606) and have an average settlement rate of 91.87 Indian rupees.  These contracts will expire at various dates during the 24 month period ending on December 31, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements as well as the impact of any acquisitions.  Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany and Singapore and global delivery centers in Hyderabad, Chennai and Bangalore, India, Colombo, Sri Lanka and Budapest, Hungary. At December 31, 2012, we had 6,524 employees, or team members.

In the three months ended December 31, 2012, our revenue increased by 20% to $86.5 million, compared to $72.2 million in the three months ended December 31, 2011. In the nine months ended December 31, 2012, our revenue increased by 19% to $243.2 million, compared to $203.5 million in the nine months ended December 31, 2011.

In the three months ended December 31, 2012, net income increased by 32% to $7.4 million, as compared to $5.6 million in the three months ended December 31, 2011. Net income increased by 36% to $19.3 million in the nine months ended December 31, 2012, as compared to $14.2 million in the nine months ended December 31, 2011.

The increase in revenue for the three and nine months ended December 31, 2012, as compared to the three and nine months ended December 31, 2011, primarily resulted from:

•                  Higher revenue contribution from our clients existing as of December 31, 2011, including our top ten clients collectively and, for the nine months ended December 31, 2012, clients obtained in connection with the acquisition of ALaS Consulting LLC (“ALaS”) in July 2011

•                  Broad based revenue growth from all of our industry groups, led by clients in our banking, financial services and insurance (“BFSI”) industry group

The key drivers of the increase in our net income for the three and nine months ended December 31, 2012, as compared to the three and nine months ended December 31, 2011, were as follows:

•                  Higher revenue contribution from new and existing clients

•                  Increase in operating profit due to increased operating efficiencies, partially offset by higher costs related to an increased percentage of onsite work, annual compensation increases and an increased use of subcontractors.

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2012 and 2011, 89% of our revenue was derived from clients who had been using our services for more than one year. During the nine months ended December 31, 2012 and 2011, 90% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings; application outsourcing, which is recurring in nature, and consulting, including technology implementation, which is non-recurring in nature.  For the three months ended December 31, 2012, our application outsourcing and consulting revenue represented 58% and 42%, respectively, of our total revenue as compared to 52% and 48%, respectively, for the three months ended December 31, 2011.  For the nine months ended December 31, 2012, our application outsourcing and consulting revenue represented 58% and 42%, respectively, of our total revenue as compared to 53% and 47%, respectively, for the nine months ended December 31, 2011.

In the three months ended December 31, 2012, our European revenue increased by 38%, or $4.6 million, to $16.9 million, or 20% of total revenue, from $12.2 million, or 17% of total revenue in the three months ended December 31, 2011. In the nine months ended December 31, 2012, our European revenue increased by 25%, or $8.8 million, to $44.0 million, or 18% of total revenue, from $35.2 million, or 17% of total revenue, in the nine months ended December 31, 2011. The increase for the three and nine months ended December 31, 2012 is primarily due to the strength of new European clients engaged by our German subsidiary.

Our gross profit increased by $4.9 million to $30.8 million for the three months ended December 31, 2012, as compared to $25.9 million in the three months ended December 31, 2011. Our gross profit increased by $11.1 million to $85.0 million for the nine months ended December 31, 2012 as compared to $73.9 million in the nine months ended December 31, 2011. The increase in gross profit during the three and nine months ended December 31, 2012, as compared to the three and nine months ended December 31, 2011, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals, annual compensation increases, higher costs related to an increased percentage of onsite work and an increased use of subcontractors. As a percentage of revenue, gross margin was 35.6% and 35.9% in the three months ended December 31, 2012 and 2011, respectively. During the nine months ended December 31, 2012 and 2011, gross margin, as a percentage of revenue, was 35.0% and 36.3%, respectively. The decrease in gross margin for the three and nine months ended December 31, 2012 was primarily due to higher costs related to an increased percentage of onsite work and increased use of subcontractors.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 19% and 17% respectively of total revenue in the three and nine months ended December 31, 2012, respectively, as compared to 16% and 18% of total revenue for the three and nine months ended December 31, 2011, respectively. The revenue earned from fixed-price contracts in the three and nine months ended December 31, 2012 primarily reflects our client preferences.

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

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2012, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was 16.5%. Our attrition rate at December 31, 2012 reflects a lower rate of voluntary attrition as compared to the corresponding prior year period and is approaching our long-term goal.  Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

The following table presents an overview of our results of operations for the three months ended December 31, 2012 and 2011:

	Three Months Ended December 31,		$	%
(dollars in thousands)	2012	2011	Change	Change
Revenue	$86,474	$72,184	14,290	19.8%
Costs of revenue	55,698	46,271	9,427	20.4%
Gross profit	30,776	25,913	4,863	18.8%
Operating expenses	21,634	19,335	2,299	11.9%
Income from operations	9,142	6,578	2,564	39.0%
Other income (expense)	574	780	(206)	(26.4)%
Income before income tax expense	9,716	7,358	2,358	32.0%
Income tax expense	2,312	1,764	548	31.1%
Net income	$7,404	$5,594	1,810	32.4%

Revenue

Revenue increased by 19.8%, or $14.3 million, from $72.2 million during the three months ended December 31, 2011 to $86.5 million in the three months ended December 31, 2012. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2011 and also the result of continued broad based revenue growth from all of our industry groups, led by growth in our BFSI industry group. Revenue from North American clients in the three months ended December 31, 2012 increased by $8.2 million, or 14.5%, as compared to the three months ended December 31, 2011, due to expansion of our existing clients including our top ten clients. Revenue from European clients increased by $4.6 million, or 37.9%, as compared to the three months ended December 31, 2011. We had 92 active clients at December 31, 2012, as compared to 88 active clients at December 31, 2011.

Costs of revenue

Costs of revenue increased from $46.3 million in the three months ended December 31, 2011 to $55.7 million in the three months ended December 31, 2012, an increase of $9.4 million, or 20.4%. The increase in cost of revenue was primarily driven by an increase of $5.4 million in compensation costs for our IT professionals, including annual compensation increases. At December 31, 2012, we had 5,999 IT professionals as compared to 5,086 at December 31, 2011. In addition, we incurred increased subcontractor costs of $3.4 million in the three months ended December 31, 2012, as compared to the three months ended December 31, 2011, primarily due to an increase in onsite work.  We also incurred hedging losses of $1.1 million during the three months ended December 31, 2012 compared to $0.7 million in hedging losses during the three months ended December 31, 2011.

As a percentage of revenue, cost of revenue increased from 64.1% for the three months ended December 31, 2011 to 64.4% for three months ended December 31, 2012. This was due primarily to a higher percentage of our services performed onsite, offset by a higher utilization rate for our IT professionals of 78% for the three months ended December 31, 2012 compared to a utilization rate of 77% for the three months ended December 31, 2011.

Gross profit

Our gross profit increased by $4.9 million, or 18.8%, to $30.8 million for the three months ended December 31, 2012 as compared to $25.9 million for the three months ended December 31, 2011 due to a higher revenue base, partially offset by increased costs related to a higher percentage of our services being performed onsite and increased subcontractor costs.  As a percentage of revenue, our gross profit was 35.6% and 35.9% in the three months ended December 31, 2012 and 2011, respectively.

Operating expenses

Operating expenses increased from $19.3 million in the three months ended December 31, 2011 to $21.6 million in the three months ended December 31, 2012, an increase of $2.3 million, or 11.9%. The increase in our operating expenses in the three months ended December 31, 2012 was primarily due to an increase of $0.8 million in compensation expense, a $0.4 million increase in travel expenses, and a $0.6 million increase in facility expenses . As a percentage of revenue, our operating expenses decreased to 25.0% in the three months ended December 31, 2012 as compared to 26.8% in the three months ended December 31, 2011. This decrease was primarily due to increased operating efficiencies leveraged over a larger revenue base.

Income from operations

Income from operations increased by 39.0%, from $6.6 million in the three months ended December 31, 2011 to $9.1 million in the three months ended December 31, 2012. As a percentage of revenue, income from operations increased from 9.1% in the three months ended December 31, 2011 to 10.6% in the three months ended December 31, 2012, primarily due to increased operating efficiencies leveraged over a larger revenue base.

Other income (expense)

Other income (expense) decreased from an income of $0.8 million in the three months ended December 31, 2011 to $0.6 million in the three months ended December 31, 2012. This decrease is primarily attributed to an increase of foreign currency transaction losses in the three months ended December 31, 2012 of $0.2 million, as compared to $0.2 million in foreign currency transaction gains in the three months ended December 31, 2011.

Income tax expense

Income tax expense increased by $0.5 million, from $1.8 million in the three months ended December 31, 2011 to $2.3 million in the three months ended December 31, 2012. Our effective tax rate decreased from 24.0% for the three months ended December 31, 2011 to 23.8% for the three months ended December 31, 2012.  The decrease in the effective tax rate was primarily driven by income tax expense related to discrete tax items in the three month period ended December 31, 2011 as compared to the three months ended December 31, 2012.  The increase in income tax expense of $0.5 million reflects increased taxable income in the three months ended December 31, 2012.

Net income

Net income increased by 32.4%, from $5.6 million in the three months ended December 31, 2011 to $7.4 million in the three months ended December 31, 2012 due primarily to higher operating profits.

Nine months ended December 31, 2012 compared to the nine months ended December 31, 2011

The following table presents an overview of our results of operations for the nine months ended December 31, 2012 and 2011:

	Nine Months Ended December 31,		$	%
(dollars in thousands)	2012	2011	Change	Change
Revenue	$243,226	$203,540	39,686	19.5%
Costs of revenue	158,194	129,648	28,546	22.0%
Gross profit	85,032	73,892	11,140	15.1%
Operating expenses	61,593	57,060	4,533	7.9%
Income from operations	23,439	16,832	6,607	39.3%
Other income	2,057	1,625	432	26.6%
Income before income tax expense	25,496	18,457	7,039	38.1%
Income tax expense	6,189	4,220	1,969	46.7%
Net income	$19,307	$14,237	5,070	35.6%

Revenue

Revenue increased by 19.5%, or $39.7 million, from $203.5 million during the nine months ended December 31, 2011 to $243.2 million in the nine months ended December 31, 2012. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2011. The increase in revenue was also the result of continued broad based revenue growth from all of our industry groups, led by growth in our BFSI industry group. Revenue from North American clients increased 18.1%, or $28.9 million, in the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011 due to higher revenue contribution from our clients existing at December 31, 2011, including our top ten clients collectively and clients obtained in connection with the acquisition of ALaS in July 2011.  Revenue from European clients increased 25.0%, or $8.8 million, in the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, due to revenue contribution from clients added in the twelve months ended December 31, 2012 as well as additional revenue contributions from existing clients. We had 92 active clients at December 31, 2012 as compared to 88 active clients at December 31, 2011.

Costs of revenue

Costs of revenue increased from $129.6 million in the nine months ended December 31, 2011 to $158.2 million in the nine months ended December 31, 2012, an increase of $28.6 million, or 22.0%. The increase in costs of revenue was primarily driven by an increase of $13.3 million in compensation costs for our IT professionals, including annual compensation increases, as compared to the nine months ended December 31, 2011.  At December 31, 2012, we had 5,999 IT professionals as compared to 5,086 IT professionals at December 31, 2011. In addition, there were increased travel costs of $2.1 million, professional services costs of $0.4 million and subcontractor costs of $9.0 million in the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011 primarily due to an increase in onsite work. We also incurred hedging losses of $3.9 million during the nine months ended December 31, 2012 compared to $0.2 million in hedging losses during the nine months ended December 31, 2011.  As a percentage of revenue, cost of revenue increased from 63.7% for the nine months ended December 31, 2011 to 65.0% for nine months ended December 31, 2012.

Gross profit

Our gross profit increased by $11.1 million, or 15.1%, to $85.0 million for the nine months ended December 31, 2012, as compared to $73.9 million in the nine months ended December 31, 2011, due to a higher revenue base, partially offset by an increased number of IT professionals, annual compensation increases, increased subcontractor costs and higher costs related to increased onsite work. As a percentage of revenue, gross profit was 35.0% and 36.3% in the nine months ended December 31, 2012 and 2011, respectively.

Operating expenses

Operating expenses increased from $57.1 million in the nine months ended December 31, 2011 to $61.6 million in the nine months ended December 31, 2012, an increase of $4.5 million, or 7.9%. The increase in our operating expenses in the nine months ended December 31, 2012 resulted primarily from an increase of $1.8 million in compensation expenses and an $0.8 million increase in travel expenses. We also incurred hedging losses of $2.1 million during the nine months ended December 31, 2012 compared to a

$0.1 million in hedging losses during the nine months ended December 31, 2011.  As a percentage of revenue, our operating expenses decreased from 28.0% in the nine months ended December 31, 2011 to 25.3% in the nine months ended December 31, 2012, due to leveraging operating efficiencies over a higher revenue base.

Income from operations

Income from operations increased by 39.3%, from $16.8 million in the nine months ended December 31, 2011 to $23.4 million in the nine months ended December 31, 2012. As a percentage of revenue, income from operations increased from 8.3% in the nine months ended December 31, 2011 to 9.6% in the nine months ended December 31, 2012, primarily due to growth in revenue and increased operating efficiencies.

Other income (expense)

Other income (expense) increased from an income of $1.6 million in the nine months ended December 31, 2011 to an income of $2.1 million in the nine months ended December 31, 2012. The increase is primarily attributed to an increase in interest income of $0.5 million.

Income tax expense

Income tax expense increased by $2.0 million from $4.2 million in the nine months ended December 31, 2011 to $6.2 million in the nine months ended December 31, 2012. Our effective tax rate increased from 22.9% for the nine months ended December 31, 2011 to 24.3% for the nine months ended December 31, 2012.  The increase in income tax expense of $2.0 million reflects increased taxable income in the nine months ended December 31, 2012 and a higher effective tax rate driven by our geographical mix of profits.

Net income

Net income increased by 35.6%, or $5.1 million, from $14.2 million in the nine months ended December 31, 2011 to $19.3 million in the nine months ended December 31, 2012 due primarily to higher operating profits and increases in other income.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

In May 2012, our board of directors authorized a share repurchase program of up to $15.0 million of our common stock over a 12 month period from the approval date, subject to certain price and other trading restrictions. During the three months ended December 31, 2012, we did not purchase any shares of our common stock.  During the nine months ended December 31, 2012, we purchased 97,315 shares of our common stock for an aggregate purchase price of approximately $1,406 (excluding commissions). (See Part II, Item 2 of this Quarterly Report on Form 10-Q).  As of October 15, 2012, our board of directors suspended the share repurchase program.

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

On July 30, 2010, we entered into a $3.0 million credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At December 31, 2012, there were no amounts outstanding under this credit agreement and we are in compliance with all covenants.

At December 31, 2012, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2012, we sold $7.6 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31, 2012. No amounts were due under the financing agreement at December 31, 2012, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Anticipated capital expenditures

We are constructing a facility as part of a planned campus on a 6.3 acre site in Hyderabad, India. We intend to continue the construction and build out of this facility, which, when completed over the next two fiscal years ending March 31, 2014, will be approximately 325,000 square feet, at a total estimated cost of $27.5 million. Of this amount, we have spent $24.6 million as of December 31, 2012 towards the completion of this facility, with approximately $0.2 million spent during the nine months ended December 31, 2012. We do not anticipate making additional expenditures during the remainder of the fiscal year ending March 31, 2013.  Other capital expenditures during the nine months ended December 31, 2012 were approximately $8.3 million. We expect other capital expenditures in the normal course of business during the remainder of the fiscal year ending March 31, 2013 to be approximately $3.2 million, primarily for leasehold improvements, capital equipment and purchased software.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2012	2011
Net cash provided by operating activities	$23,680	$9,765
Net cash used for investing activities	(16,508)	(8,297)
Net cash used for financing activities	(1,719)	(812)
Effect of exchange rate changes on cash	(935)	(1,939)
Net increase (decrease) in cash and cash equivalents	4,518	(1,283)
Cash and cash equivalents, beginning of period	58,105	50,218
Cash and cash equivalents, end of period	$62,623	$48,935

Net cash provided by operating activities

Net cash provided by operating activities was $23.7 million during the nine months ended December 31, 2012 as compared to $9.8 million during the nine months ended December 31, 2011. This increase was primarily attributable to an increase in net income of $5.1 million, an increased change in accounts receivable, net of $6.4 million, an increased change in other long-term assets and liabilities of $4.1 million and an increased change in accounts payable of $3.1 million. These were partially offset by a decreased change due to payments in accrued employee compensation by $4.1 million and a decreased change in prepaid expenses and other current assets of $1.1 million.

Net cash used for investing activities

Net cash used for investing activities was $16.5 million during the nine months ended December 31, 2012 as compared to $8.3 million during the nine months ended December 31, 2011. The change was primarily due to the net decreases in the proceeds of investments of $37.3 million. These decreases were partially offset by a reduction in cash used for the business acquisition of ALaS of $22.3 million, a decrease in the change in restricted cash of $5.1 million, which includes the $2.8 million holdback related to the ALaS acquisition and a decrease in purchase of property and equipment of $1.7 million.

Net cash used for financing activities

Net cash used for financing activities was $1.7 million during the nine months ended December 31, 2012, as compared to $0.8 million during the nine months ended December 31, 2011. The increase in cash used is primarily due to the repurchase of shares of our common stock of $1.4 million under our stock repurchase program, a decrease in proceeds from the exercise of common stock options of $1.1 million, partially offset by reduction in payment of contingent consideration of $1.6 million in connection with the ConVista acquisition.

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

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the first nine months of our fiscal year ending March 31, 2013 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at December 31, 2012 was $75.3 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2012. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At December 31, 2012, we had $97.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the nine months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission, on May 25, 2012 (the “Annual Report”), which could materially affect our business, financial condition or future results. During the quarterly periods covered by this quarterly report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the nine month period ended December 31, 2012, we withheld an aggregate of 4,612 shares of restricted stock at a price of $15.61 per share.

On May 8, 2012, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock on or prior to May 8, 2013.  A summary of our stock repurchase activity under this program for the nine months ended December 31, 2012 is set forth in the table below:

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

10.2

Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as filed with the SEC on January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2012 (Unaudited) and March 31, 2012
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2012 and December 31, 2011 (Unaudited)

(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2012 and December 31, 2011 (Unaudited)
(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012 and December 31, 2011 (Unaudited)
(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation
Date: January 31, 2013	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2013	By:	/s/ Ranjan Kalia

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

10.2

Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, as filed with the SEC on January 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2012 (Unaudited) and March 31, 2012
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2012 and December 31, 2011 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2012 and December 31, 2011 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012 and December 31, 2011 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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