Form 10-K
period 2013-03-31
VIRTUSA CORP
filed 2013-05-29
CIK 1207074

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No: ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐    No: ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No: ☒

           The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2012, based on $17.77 per share, the last reported sale price on the NASDAQ Global Select Market on that date, was $257,502,173.

           The number of shares outstanding of each of the issuer's class of common stock as of May 23, 2013:

Class	Number of Shares
Common Stock, par value $0.01 per share	26,214,270

DOCUMENTS INCORPORATED BY REFERENCE

           The registrant intends to file a definitive Proxy Statement for its 2013 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2013. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2013

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

Item 1.    Business.

Overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services company. We use an enhanced global delivery model to provide end-to-end information technology ("IT") services to Global 2000 companies. These services, which include IT and business consulting, application support and maintenance, development, systems integration and managed services, leverage our unique platforming methodology that transforms our clients' businesses through IT rationalization. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing, and modernizing our clients' core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development, and our consulting methodology, Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process that ensures our solutions meet the clients' specifications and requirements. We have targeted our solution offerings to enable our clients to simultaneously reduce their IT operations cost, while increasing their ability to meet changing business needs. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, and Singapore, with global delivery centers in Hyderabad, Bangalore and Chennai, India, Colombo, Sri Lanka, and Budapest, Hungary.

        We combine our deep industry expertise with IT consulting and outsourcing services to deliver targeted and unique solutions and services that address the highest CIO priorities, including reducing total cost of ownership, accelerating time-to-market, increasing productivity and enhancing our clients' customer experience. Our deep expertise in core technology services allows us to help our clients to lower total cost of ownership of their overall IT investments. We also combine industry specialization with our core services to deliver high-impact solutions in critical business functions that help our clients transform their business performance and gain competitive advantage in the markets in which they operate.

        We use our broad expertise in emerging technology areas like mobile, social, cloud and big data, to provide targeted IT solution offerings to respond to the growing need and desire of our clients to "millennial" enable their business, i.e., leverage these technological advancements to transform their business to meet the demands of customers and employees belonging to the millennial generation.

Millennial is a term we use to describe the generation of people born after 1984. This generation, which is rapidly becoming the mainstay of consumer buying as well as employee populations, has grown up in an environment guided by social media, mobility and a demand for products and services anytime, anywhere and on their device of choice. We have tailored our IT solutions to address this growing market and opportunity.

        We deliver our services using our enhanced global delivery model which leverages a highly efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India, Sri Lanka and Hungary to provide value-added services rapidly and cost-effectively. Our teams do this by using our enhanced global delivery model, which we manage to a targeted 25/75 onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements.

        We apply our innovative platforming approach across all of our services. Through our platforming approach, we help our clients combine common business processes and rules, technology frameworks and data into reusable application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies, while also allowing them to improve business agility, realize long-term and ongoing cost savings and improve their return on investment. Our platforming methodology also reduces the effort and cost required to develop and maintain IT applications by streamlining and consolidating our clients' applications on an ongoing basis. We believe that our solutions provide our clients with the consultative and high-value services associated with large consulting and systems integration firms, the cost-effectiveness associated with offshore IT outsourcing firms and the ongoing benefits of our innovative platforming approach.

        We provide our IT services primarily to enterprises engaged in the following industries: communications and technology ("C&T"); banking, financial services and insurance ("BFSI"); and media and information ("M&I"). Our current clients include leading global enterprises such as AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global Services, Inc. ("AIG"), JPMorgan Chase Bank, N.A. ("JPMC"), British Telecommunications plc ("BT"), Aetna Life Insurance Company, Thomson Reuters (Healthcare) Inc., and leading enterprise software developers. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2013, 90% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 60%, 59% and 60% of our total revenue in the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Our largest client for the fiscal year ended March 31, 2013, AIG, accounted for 14% of our total revenue. During the fiscal years ended March 31, 2012 and 2011, AIG accounted for 6% and 2% of our total revenue, respectively. During our fiscal years ended March 31, 2013, 2012 and 2011, JPMC accounted for 14%, 16% and 12% and BT accounted for 11%, 12% and 14% of our total revenue, respectively.

        We have master services agreements with each of AIG, JPMC and BT.

        Our master services agreement with AIG is dated April 25, 2008 and has a perpetual term, but may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by AIG for convenience upon 10 days prior written notice.

        Virtusa Corporation's current agreement with JPMC, which we amended on March 31, 2012 to reflect certain rate card pricing terms with JPMC, expires on December 5, 2014. Our agreements with JPMC and AIG do not provide for any minimum purchase obligations.

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

        Under the terms of the GFA, BT agreed to a minimum aggregate expenditure commitment of approximately £102 million over a term beginning April 1, 2007 to March 31, 2013, reflecting a continuation of the minimum commitment previously agreed under the MSA. As of March 31, 2013, the provisions regarding minimum commitments of BT have expired, although the GFA remains in effect. The GFA also added rate cards specific to certain other geographic locations not previously covered by the MSA. In addition, the GFA contains provisions regarding insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions.

        The term of the GFA is from January 1, 2012 to December 31, 2014, although the GFA may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by BT upon 90 days prior written notice. BT may also terminate without liability upon certain other conditions, including changes in control of Virtusa UK Limited.

        These agreements generally may be terminated without additional liability by our clients for convenience on written notice of between 10 and 90 days, as well as by either party upon an uncured, material breach of the other party. There can be no assurance that these agreements will not be terminated or further amended prior to the end of their terms. The agreements with these clients also contain provisions for warranties, insurance, indemnification, limitations of liability, liquidated damages and other customary terms and conditions.

Our approach to global IT services

        Broad range of IT services.    We provide a broad range of IT services, either individually or as part of an end-to-end solution, from business and IT consulting, and technology implementation to application outsourcing. We have significant domain expertise in IT-intensive industries, such as C&T, BFSI and M&I. We have designed our portfolio of IT services and solutions to enable our clients to improve business performance, use IT assets more effectively and optimize IT costs.

        Enhanced global delivery model.    We provide our services through our enhanced global delivery model which leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement.

        Platforming approach.    We apply our innovative platforming approach across our IT consulting, technology implementation and application outsourcing services to rationalize IT application portfolios and reduce costs, increase productivity and improve the efficiency and effectiveness of our clients' IT application environments.

Our Services

        Business and IT consulting services.    We provide business and IT consulting services to assist our clients to effectively manage their continually-changing IT environments and align their IT investments to effectively support current and future business requirements. Our goal is to help our clients to continually improve the effectiveness and efficiency of their IT application environments by adopting and evolving towards re-useable software platforms. We help clients analyze business and/or technology problems and identify and design platform-based solutions. We also assist our clients in planning and executing their IT initiatives and transition plans.

        Our business and IT consulting services include the following assessment and planning, architecture and design and governance-related services:

Assessment and Planning Services	Architecture and Design Services	Governance-related Services
• application inventory and portfolio assessment	• enterprise architecture analysis	• program governance and change management
• business/technology alignment analysis • business process optimization • IT strategic planning • quality assurance process consulting	• technology roadmaps • product evaluation and selection • business process analysis and design	• program management planning • IT process/methodology consulting

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

        During our consulting engagements, we often leverage proprietary frameworks and tools to differentiate our services from our competitors and to accelerate delivery. Examples of our unique frameworks and tools include our Strategic Enterprise Information Roadmap Framework, which is a structured service offering for recommending the right IT platform, solution architecture, transition strategy and approach to meet current and future business requirements, our Business Process Visualization tools, which enable us analyze, design and optimize enterprise business processes, and ASD. We believe that our consulting services are further differentiated by our ability to leverage our global delivery model across our engagements. Our onsite teams work directly with our clients to understand and analyze the current-state problems and to design conceptual solutions. Our offshore teams work seamlessly with our onsite teams to design and expand the conceptual solution, research alternatives, perform detailed analyses, develop prototypes and proofs-of-concept and produce detailed reports. We believe that this approach reduces cost, allows us to explore more alternatives in the same amount of time and improves the quality of our deliverables.

        Technology implementation services.    Our technology implementation services involve building, testing and deploying IT applications, and consolidating and rationalizing our clients' existing IT applications and IT environments into platforms.

        Our technology implementation services include the following development, legacy asset management, information management and testing services:

Development Services	Legacy Asset Management Services	Information Management Services	Testing Services

•

application development

•

package implementation and integration

•

software product engineering

•

application maintenance and support

•

business process management services

•

CRM implementations

•

SAP implementations

•

customer experience and content management services

•

enterprise content management

•

portal and search

•

document and records management

•

emerging technology services

•

mobility services

•

cloud computing

•

social solutions

•

big data

	• systems consolidation and rationalization • technology migration and porting • web-enablement of legacy applications	• data management services • business intelligence, reporting and decision support • master data management • data integration • analytics	• software quality assurance • testing frameworks • automation of test data and cases • test cycle execution • performance testing • managed testing services

        Our technology implementation services span a variety of capabilities from custom application development, testing, maintenance and support services and packaged software implementation services. We have extensive and deep partnerships with leading technology platform vendors. We have incorporated rapid, iterative development techniques into our approach, extensively employing prototyping, solution demonstration labs and other collaboration tools that enable us to work closely with our clients to understand and deliver to their most challenging business requirements. Leveraging our business consulting services with advanced techniques like our ASD workshops, we are able to develop and deploy applications quickly, often within solution delivery cycles of less than three months.

        Application outsourcing services.    We provide a broad set of IT application outsourcing services that enable us to provide comprehensive support for our clients' needs to manage and maintain their software applications and platforms cost-effectively. We endeavor to continually improve the applications under our management and to evolve our clients' IT applications into platforms.

        Our application outsourcing services include the following application and platform management, infrastructure management and quality assurance management services:

Application and Platform Management Services	Infrastructure Management Services	Software Quality Assurance Management Services
• production support • maintenance and enhancement of custom-built and package-based applications • ongoing software engineering services for software companies	• systems administration • database administration • monitoring	• outsourcing of quality assurance planning • preparation of test cases, scripts and data • execution of test cases, scripts and data

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

        Global delivery model.    We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner by leveraging an efficient onsite-to-offshore service delivery mix and our proprietary Global Innovation Process ("GIP"), to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements, as well as the impact of any acquisitions. During the past four fiscal years, we performed at least 78% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ending March 31, 2014, we anticipate the onsite ratio to slightly increase due to new client engagements and existing work on larger, more complex programs requiring a larger onsite presence. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around-the-clock, world-class execution capabilities that span multiple time zones.

        Our enhanced global delivery model is built around our proprietary GIP, which is a software lifecycle methodology that combines our decade-long experience building platform-based solutions for global clients with leading industry standards such as Rational Unified Process, eXtreme Programming, Capability Maturity Model and Product Line Engineering. By leveraging GIP templates, tools and artifacts across diverse disciplines such as requirements management, architecture, design, construction, testing, application outsourcing and production support, each team member is able to leverage software engineering and platforming best practices and extend these benefits to clients.

        During our fiscal year ended March 31, 2013, we augmented our GIP methodology through our offshore delivery centers in Chennai and Colombo being assessed at CMMI Level 5 maturity in the industry-standard capability maturity model developed and managed by the Software Engineering Institute. Our delivery center in Hyderabad, India had already been assessed at CMMI Level 5 in our fiscal year ending March 31, 2012. CMMI is a process improvement model used to improve a company's ability to manage project deliveries to guarantee predictable results. CMMI's process levels are regarded as the standard in the industry for evolutionary paths in software and systems development and management.

        We have adapted and incorporated modern techniques designed to accelerate the speed of development into GIP, including rapid prototyping, Agile development and eXtreme Programming. During the initial process-tailoring phase of an engagement, we work with the client to define the specific approach and tools that will be used for the engagement. This process-tailoring takes into consideration the client's business objectives, technology environment and currently-established development approach. We believe our innovative approach to adapting proven techniques into a custom process has been an important differentiator that allows us to deliver substantially greater value to our clients in a cost-effective and timely manner. For example, a large high-tech manufacturer engaged us to use our process-tailoring approach to design a common, standards-based development process for use by its own product development teams.

        The backbone of GIP is our global delivery operations infrastructure. This infrastructure combines enabling tools and specialized teams that assist our project teams with important enabling services such as workforce planning, knowledge management, integrated process and program management and operational reporting and analysis.

        Two important aspects of our global delivery model are innovation and continual improvement. A dedicated process group provides three important functions: they continually monitor, test and incorporate new approaches, techniques, tools and frameworks into GIP; they advise project teams, particularly during the process-tailoring phase; and they monitor and audit projects to ensure compliance. New and innovative ideas and approaches are broadly shared throughout the organization, selectively incorporated into GIP and deployed through training. Clients also contribute to innovation and improvement as their ideas and experiences are incorporated into our body of knowledge. We also seek regular informal and formal client feedback. Our global leadership and executive team regularly interact with client leadership and each client is typically given a formal feedback survey on a quarterly basis. Client feedback is qualitatively and quantitatively analyzed and forms an important component of our teams' performance assessments and our continual improvement plans.

        Platforming approach.    We apply our innovative platforming approach across our business and IT consulting, technology implementation and application outsourcing services to rationalize IT application portfolios and reduce costs, increase productivity and improve the efficiency and effectiveness of our clients' IT application environments. As part of our platforming approach, we assess our clients' application environments to identify common elements, such as business processes and rules, technology frameworks and data. We incorporate those common elements into one or more application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications in a leaner environment. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies while also realizing long-term and ongoing cost savings.

        Our platforming approach is embodied in a set of proprietary processes, tools and frameworks that address the fundamental challenges confronting IT executives. These challenges include managing the rising costs of technology ownership, while simultaneously supporting business demands to foster innovation, accelerate time-to-market, improve service and enhance productivity. Our platforming approach draws from analogs in industries that standardize on platforms composed of common components and assemblies used across multiple product lines. Similarly, we work with our clients to evolve their diverse software assets into unified, rationalized software platforms. Our platforming approach leads to simplified and standardized software components and assemblies that work together harmoniously and readily adapt to support new business applications. For example, a software platform for trading, once developed within an investment bank, can be the foundation for the bank's diverse trading applications in equities, bonds and currencies. Our platforming approach stands in contrast to traditional enterprise application development projects, where different applications remain separate and isolated from each other, replicating business logic, technology frameworks and enterprise data.

        At the center of our platforming approach is a five-level maturity framework that allows us to adapt our service offerings to meet our clients' unique needs. Level 1 maturity in our platforming approach represents traditional applications where every line of code is embedded and unique to the application and every application is monolithic. Level 2 applications are less monolithic and more flexible and demonstrate characteristics such as configurability and customizability. Level 3 applications are advanced applications where the common code components and software assets are leveraged across multiple application families and product lines. Level 4 applications are framework-driven where the core business logic is reused with appropriate custom logic built around it. At the highest level of maturity are Level 5 applications, where platforms are greatly leveraged to simplify and accelerate application development and maintenance. At lower levels of maturity, few assets are created and reused. Consequently, agility, total cost of ownership and ability to quickly meet business needs are sub-optimal. As organizations mature along this continuum, from Level 1 to Level 5, substantial intellectual property is created and embodied in software platforms that enable steady gains in agility, reduce overall cost of ownership and accelerate time-to-market for business applications and services.

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

Our IT solutions

        Core solutions.    We have designed our solutions to enable clients to improve core customer business processes resulting in high impact business outcomes including reducing total cost of ownership, accelerating time to market and enhancing our clients' customer experience. We use proprietary business consulting methodologies like ASD to help clients improve accuracy and scope of the solution being delivered, align organizational stakeholders on common, shared objectives, and accelerate the solution development process. Virtusa's unique platforming methodology helps clients rationalize their IT application infrastructure and develop lean, optimized enterprise application platforms that significantly lower the cost of maintenance while improving the agility of the business to respond to emerging market demands.

        We provide the following specific core solutions across IT and business consulting, technology and application outsourcing areas:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• accelerated solution design • business process re-engineering	• lean outcomes • one process, one platform	• business process management • enterprise content management • data warehousing & business intelligence • mobility • cloud computing	• quality assurance testing • managed services

        Our expertise in emerging solutions across core technologies like business process management, enterprise content management, data warehousing and business intelligence, mobility, and cloud computing allow us to provide solutions to critical, customer facing business problems for our clients including improving operating efficiencies, reducing churn and improving retention, and delivering better compliance and regulatory adherence. Our core outsourcing services, including quality assurance testing and managed services, help our clients improve the quality of their software assets, resulting in lower cost of maintenance, improved manageability of software assets and lower risk to the business due to software defects. Our managed services offerings deliver enhanced value to our clients in managing their software assets through innovative engagement models built around concepts like outcome-based costing.

        Transformational solutions.    We act as trusted advisors to our clients, combining our core services with deep industry specialization, to deliver transformational solutions that help position our clients' businesses for competitive advantage in their chosen markets.

        Our transformational solutions across IT and business consulting, platforming, technology and application outsourcing areas include:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• domain solutions • business process re-engineering • large program management	• large global platforms	• claims management • policy administration • client onboarding • know your customer • regulatory & compliance • billing systems • customer experience management	• application support & maintenance platforms

        We leverage our business consulting expertise to manage large, complex programs and deliver critical business process re-engineering advice to our clients. We have recently expanded our platforming expertise to cover large programs impacting global business platforms and multi-country implementations. The industry and domain expertise we have developed over the past decade has helped us develop business solutions like claims management and policy administration solutions for insurance companies; client onboarding, know your customer, and regulatory and compliance solutions for banks; member reach and care management solutions for healthcare providers; billing solutions for telecommunication providers; and customer experience management solutions for leisure and hospitality businesses.

        Millennial solutions.    Our millennial solutions are designed to enable our clients to harness the innovative advances in mobility, social media, cloud computing and big data analytics to modernize their IT application environments and enable their businesses to capitalize on the new wave of millennial consumer demand and expectations. Our business and IT consulting services help our clients determine the best approach to modernize their IT environments through specific solutions like gap analysis, user journey mapping, technology platform selection and consumer experience frameworks.

        We offer the following solutions which enable our clients to address or serve the growing needs of the millennial generation:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• gap analysis • consumer experience solutions	• application modernizations	• mobility • cloud computing • big data • social media • speed data • service oriented architecture	• millennial tech labs • 24x7 managed services

        We have invested in creating millennial technology labs, innovation hubs within our global delivery centers, to foster the development of emerging technology solutions that will enable our clients to become millennial enterprises.

Sales and marketing

        Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. At March 31, 2013 and 2012, we had 131 and 126 marketing and business development full time equivalents, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

        Marketing.    We maintain a marketing presence in the United States, Europe, including the United Kingdom, India, Sri Lanka and Singapore. Our marketing team seeks to build our brand awareness and generate target lists and sales leads through industry events, press releases, thought leadership publications, direct marketing campaigns and referrals from clients, strategic alliances and industry analysts. The marketing team maintains frequent contact with industry analysts and experts to understand market trends and dynamics.

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

Clients and industry expertise

        We market and provide our services to companies in North America, Europe and Asia. For additional discussion regarding geographic information, see note 19 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2013 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. For instance, our largest client for the fiscal year ended March 31, 2013, AIG, accounted for 14% of our total revenue. During the fiscal years ended March 31, 2012 and 2011, AIG accounted for 6% and 2% of our total revenue, respectively. During our fiscal years ended March 31, 2013, 2012 and 2011, JPMC accounted for 14%, 16% and 12%, and BT accounted for 11%, 12% and 14% of our total revenue, respectively.

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

Competition

        The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Limited, Infosys Technologies Limited, iGATE Patni, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture Ltd., Cap Gemini S.A., Computer Sciences Corporation, Deloitte Consulting LLP and IBM Global Services Consulting

        We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, offshore IT service providers with facilities in less expensive geographies within India and lower cost, near shore centers established by our competitors to provide accelerated staffing alternatives at competitive pricing.

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

Human resources

        We seek to maintain a culture of innovation by aligning and empowering our team members at all levels of our organization. Our success depends upon our ability to attract, develop, motivate and retain highly-skilled and multi-dimensional team members. Our people management strategy is based on six key components: recruiting, performance management, training and development, employee engagement and communication, compensation and retention. Although not currently a material component of our people management strategy, we also retain subcontractors at all of our locations on an as needed basis for specific client engagements.

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

        Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2013, we experienced voluntary team member attrition at a rate of 13.3% and involuntary team member attrition at a rate of 3.1%. We remain committed to improving and sustaining our voluntary attrition levels in-line with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

        At March 31, 2013, we had 6,911 team members worldwide. We also retain outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

Business segments and geographic information

        We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 19 to our consolidated financial statements for the fiscal year ended March 31, 2013 contained in this Annual Report.

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

        We have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 39%, 34% and 35% of our revenue in our fiscal years ended March 31, 2013, 2012 and 2011, respectively, from our top three clients during those periods. For the fiscal year ended March 31, 2013, AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global Services, Inc. ("AIG"), JPMC and BT accounted for 14%, 14% and 11% of our total revenue, respectively. In addition, during each of the fiscal years ended March 31, 2013 and 2012, 90% of our revenue came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients or the acquisition of a client. Further, the loss of, or material reduction in revenue from any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

        We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, on January 31, 2012, Virtusa UK Limited, our UK subsidiary, entered into a Global Frame Contract (the "GFA") with BT which replaced Virtusa UK Limited's previously disclosed master services agreement with BT dated as of March 29, 2007, as amended (the "MSA"), in its entirety. Under the terms of the GFA, BT had, among other terms, agreed to a minimum aggregate expenditure commitment of approximately £102 million over a term beginning April 1, 2007 to March 31, 2013, reflecting a continuation of the minimum commitment previously agreed under the MSA. As of March 31, 2013, the provisions regarding minimum commitments of BT have expired. While BT represented 11% of our revenue in the fiscal year ending March 31, 2013, there can be no assurance that BT's historical levels of spending with us will continue, if at all. Further, there can be no assurance that the GFA, which contains provisions regarding, insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions, will not be amended by BT on terms not favorable to us, will not be terminated prior to the end of its expiration date of January 1, 2015 or that the GFA will be renewed, and if so, on terms favorable to us.

        Our client concentration may also subject us to perceived or actual leverage that our clients may have, given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business and operating results would be seriously harmed.

If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

        Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2013, our voluntary attrition rate was 13.3%. We, and the industry in which we operate, generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers with which we compete have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners, which events have created and may in the future create, larger and better capitalized competitors. Our competitors may have superior abilities to compete for market share, and compete against us for our existing and prospective clients. Our competitors may also have larger engagements with our existing or prospective clients which, due to our size and scale, may provide our competitors with significant advantages in any competitive bidding process. Our competitors may also be better able to use significant economic incentives, such as lower billing rates or non-billable resources, to secure contracts with our existing and prospective clients or gain a competitive advantage by being able to staff engagements that we are unable to staff, due to our shortage of resources, our lack of special skill sets or immigration delays. Our competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow our competitors to have advantages over us to meet client demands in an engagement requiring large numbers and varied types of resources with specific experience or skill-sets that we may not have readily available in the short-term or the long-term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

We depend on clients primarily located in the United States and Europe (primarily, the United Kingdom), and are therefore subject to the risks and events affecting these geographies and economies that may cause our clients to reduce or postpone their IT spending.

        For our fiscal year ended March 31, 2013, we derived substantially all of our revenue from clients located in the United States and Europe (primarily, the United Kingdom). During the fiscal year ended

March 31, 2013, we generated 75% of our revenue from clients in the United States, 20% of our revenue from clients in the Europe (primarily, the United Kingdom) and 5% from clients in the rest of the world. While the United States economy has marginally improved recently, the European economy remains weakened. If a weakening or slowing of these economies continues or accelerates, or deterioration in these financial markets occurs, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenue and profitability. Additionally, any prolonged recession or weakening of the growth rates and economies in the United States and/or Europe could have a material adverse impact on IT budgets, erode our client base and our target markets and have a material adverse impact on our revenue.

We depend on clients concentrated in specific industries, such as BFSI, and are therefore subject to risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

        In our fiscal year ended March 31, 2013, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2013, we earned approximately 60% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 24% from the prior fiscal year. If any decline in the growth of the BFSI industries, particularly the financial services industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States, the United Kingdom, or other countries, which could result in lost revenue, lower gross margins, delays in client engagements and otherwise adversely affect our ability to meet our growth, revenue and profit projections.

        The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits. In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and other business visas. The H-1(B) visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1(B) visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1(B) visa extensions after the six-year period may be available. H-1B visa holders are required to be paid the higher of the actual wage, or the prevailing wage for their position at the site of their employment. In addition, there are strict labor regulations associated with the H-1(B) visa classification, including disclosure, attestations and document retention. All users of the H-1(B) program are subject to periodic site visits from the United States Citizenship and Immigration Services or USCIS to verify their compliance with immigration and Labor Regulations. In addition the Wage and Hour Division of the United States Department of Labor may also conduct H-1B audits to verify compliance with labor regulations. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1(B) classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1(B) program and other immigration benefits. We are users of the H-1(B) visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients.

        We also regularly transfer employees from our global subsidiaries, primarily those from India and Sri Lanka to the United States to work on projects and at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved "Blanket L Program," under which the corporate relationships of our transferring and receiving entities have been pre-approved by the USCIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the individual petition pre-approval process through USCIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and USCIS, which adjudicates individual petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to their interpretation of the regulations governing this category and all applications are subject to increased scrutiny. For example, all L-1 applicants, including those brought to the United States under a Blanket L Program, must have worked abroad with the related company for one full year in the prior three years. In addition, L-1B "specialized knowledge" visa holders may not be primarily stationed at the work site of another employer if the L-1B visa holder will be principally controlled and supervised by an employer other than the petitioning employer. Finally, L-1B status may not be granted where placement of the L-1B visa holder at a third party site is part of an arrangement to provide labor for hire to the third party, rather than placement at the site in connection with the provision of a product or service involving specialized knowledge specific to the petitioning employer. As a result, the rate of refusals of both individual and blanket L-1 petitions and of extensions has materially increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have substantially delayed visa issuances as they are allowed the right to further scrutinize the visa and request for additional supporting documentation. Any inability to bring, or delays in bringing, qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our client engagements, our business, results of operations and financial condition. Due to these immigration delays, we may also be required to hire or subcontract resources locally or perform more work onsite, thus negatively impacting our gross margins and overall profitability.

        We also process immigrant visas for lawful permanent residence (green cards) in the United States for employees to fill positions for which there are an insufficient number of able, willing, and qualified United States workers available to fill the positions. Compliance with existing United States immigration and labor laws, or changes in those laws making it more difficult to hire foreign nationals or limiting our ability to successfully obtain permanent residence for our foreign employees in the United States, could require us to incur additional unexpected labor costs and expenses or could restrain our ability to retain the skilled professionals we need for our operations in the United States. Any of these restrictions or limitations on our hiring practices could have a material adverse effect on our business, results of operations and financial condition.

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

        Further, we cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our personnel. Our reliance on work visas and work permits for a significant number of our IT professionals makes us particularly vulnerable to such changes and variations, particularly in the United States and Europe, because these immigration and legislative changes affect our ability to staff projects with IT professionals who are not citizens of the country where the onsite work is to be performed. We may not be able to obtain a sufficient number of visas for our IT professionals or may encounter delays or additional costs in obtaining or maintaining such visas. To the extent we experience delays due to such immigration restrictions, we may encounter client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows. Due to these immigration delays, we may also need to perform more work onsite, or hire more resources locally, thus reducing our gross margins and overall profitability.

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

        Legislators have also discussed comprehensive immigration reform. While the comprehensive immigration reform legislation focuses primarily on the millions of illegal immigrants in the United States, there is a likelihood that the law would include some content regarding H-1(B) and L-1 visas as described in the recently proposed legislation.

        In particular, the proposed legislation has many provisions that if enacted, may substantially and negatively impact our business. For instance, the new proposed legislation, if enacted, seeks to restrict companies with more than 50% of the U.S. based work force comprised of employees with an L-1 or H-1(B) visa from filing additional visa petitions, including visa petitions for H-1(B) or L-1 visas. In the first year of the proposed law, if enacted, companies must have fewer than 75% of their US employee base using H-1(B) and/or L-1 visas or the company would be prohibited from filing for any additional visa petitions, including visa petitions for H-1(B) or L-1 visas. In year two of the proposed law, the requirement would decline to 65%, and in year 3 of the proposed law, the requirement of a having a total population of a company's US workforce holding H-1(B) and L-1 visas would decline to 50% or the company would not be able to file for additional H-1(B) or L-1 visas.

        The new legislation may also require that any company which is "H-1B dependent," meaning that the company has 15% or more of its US employees who are working for the company under a H-1(B) visa, not be allowed to place any additional H-1B or L-1 visa employees at a client site. Further, the new legislation would substantially increase visa fees to companies on an increasing sliding scale based on the percentage of that company's workers using the H-1(B) or L-1 visa, to the extent that the company had at least 30% of its US workforce using an H1-(B) or L-1 visa. The new legislation may also require companies seeking H-1(B) and L-1 visas to undertake a good faith recruitment process to prove that there is no displacement of U.S. workers. Finally, the new legislation may also require companies to pay higher wages for H-1B and L-1 visa holders, thus substantially increasing the cost of employing these H1-B and L-1 visa employees. If some or all of the legislation discussed above were passed into law, we may not be able to apply for or obtain necessary visas or work permits for key offshore personnel or other offshore resources in the numbers needed for onsite assignments and we may not be able to hire or engage suitable resources to staff current or future client engagements. Even if we are able to continue to use H1-B or L-1 visas, the proposed legislation would substantially increase the costs of visas which would materially and negatively impact our costs of revenue, our gross profits and our statement of operations unless we were able to pass off all or substantially all of the increased visa costs to our clients, which we may not able to do due to competitive pricing pressure and the general competitive environment in which we operate. If we become subject to the legislation which requires additional "good faith" recruiting processes to occur locally before applying for H-1(B) visas, our costs of hiring could increase, and our ability to staff appropriately skilled resources on client projects could be restricted or substantially delayed.

        The potential risks and impact to our business if some or all of the proposed immigration legislation relating to use of H-1 (B) and L-1 visas is approved also could include:

  •
  Reduced ability to bring in foreign workers on a L-1 or H-1(B) visa

  •
  Increased scrutiny and requests for proof of eligibility on the use of L-1 and H-1(B) visas

  •
  Higher costs, including wages and benefits, for H-1(B) and L-1 visa holders

  •
  Elimination of a company's ability to pay the living expenses of an L-1 visa holder on a tax free basis

  •
  Increased oversight by the Department of Labor ("DOL") over issuance, use and administration of L-1 visas, just as the DOL currently oversees H-1(B) visas

        Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing any such requests and our costs of operations could materially rise, thus materially and negatively impacting our gross margins and our statement of operations. Any inability to obtain, or extended delays in obtaining, these visas, or any delays or inability to hire resources for existing or future client projects could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources at substantially higher wage levels, rather than using existing offshore resources to staff onsite engagements which would materially reduce our gross margins. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S. prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins could then be materially and adversely affected. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

Our inability to manage to a desired onsite-to-offshore service delivery mix may negatively affect our gross margins and costs and our ability to offer competitive pricing.

        We may not succeed in maintaining or increasing our profitability and could incur losses in future periods if we are not able to manage to a desired onsite-to-offshore service delivery mix. To the extent that our services engagements involve an increasing number of consulting, production support, software package implementation or other services typically requiring a higher percentage of onsite resources, we may not be able to manage to our desired service delivery mix. Additionally, other factors like client constraint or preferences or our inability to manage engagements effectively with limited resources onsite, or difficulty in staffing onsite projects due to immigration issues, resource constraints, new and complex client engagements or other related factors, may result in a higher percentage of onsite resources than our desired service delivery mix. Accordingly, we cannot assure you that we will be able to manage to our desired onsite-to-offshore service delivery mix. If we are unable to manage to our targeted service delivery mix, our gross margins may decline and our profitability may be reduced. Additionally, our costs will increase and we may not be able to offer competitive pricing to our clients which could result in lost opportunities or lost business.

The international nature of our business exposes us to many complex risks, which may be beyond our control.

        We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary and Malaysia and we serve clients across North America, Europe and Asia. For the fiscal years ended March 31, 2013, 2012 and 2011, revenue generated outside of the United States accounted for 25%, 22% and 26% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, Austria, Malaysia and the Netherlands. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

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

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

        We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anti-corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, employment and labor relations. Some of these legal regimes are in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.

        In particular, in many parts of the world, including countries in which we operate and/or seek to expand, it is possible that our employees, subcontractors or agents in the local business community might not conform to international business standards and could violate anti-corruption laws, or regulations, including the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act ("FCPA") which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires covered companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti-corruption laws, regulations or standards. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.

If we do not continue to maintain or improve our operational, financial and other internal controls and systems to manage our growth and size or if we are unable to enter, operate and compete effectively in new geographic markets, our business may suffer and the value of our stockholders' investment in our Company may be harmed.

        Our growth will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls in the United States, Europe, India, Sri Lanka and elsewhere. In particular, our continued growth will increase the challenges involved in:

  •
  recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires

  •
  maintaining high levels of client satisfaction

  •
  developing and improving our internal administrative infrastructure and controls, particularly our financial, operational, communications and other internal systems and controls

  •
  preserving our culture, values and entrepreneurial environment

  •
  effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals

        In addition, the increasing size and scope of our operations increase the possibility that a member of our personnel will engage in unlawful or fraudulent activity, breach our contractual obligations, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to maintain and/or develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

        As part of our growth strategy, we plan to continue expanding globally. We may not be able to compete effectively in these markets and the cost of entering these markets may be substantially greater than we expect. If we fail to compete effectively in the new markets we enter, or if the cost of entering those markets is substantially greater than we expect, our business, results of operations and financial condition could be adversely affected. In addition, if we cannot compete effectively, we may be required to reconsider our strategy to invest in our international expansion plans and change our intent on the repatriation of our earnings.

Currency exchange rate fluctuations may materially and negatively affect our revenue, gross margin, operating margin, net income and cash flows.

        The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in recent periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. During the fiscal year ended March 31, 2013, the U.K. pound sterling has shown less volatility than in previous years. However, future fluctuations in the exchange rate could have a materially negative impact on our revenue generated in the U.K. pound sterling, as well as on our operating income and net income. Any appreciation of the U.S. dollar against the U.K. pound sterling will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margins and net income, which may in turn have a negative impact on our business, operating results and financial condition and results of operations. Although we have entered into, and may continue to enter into, derivative contracts to mitigate the impact of the fluctuation in the U.K. pound sterling and the Indian rupee, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego certain benefits including benefits caused by depreciation of the Indian rupee with respect to our expenses or by a depreciation of the U.K. pound sterling with respect to our revenue. In addition, use of derivatives includes the risk of non-performance of the counterparty. We have also initiated an investment program (short to medium term currency deposits) in Asia where we hold investments in local currency. Accordingly, any material depreciation of the UK pound sterling, the Indian rupee or the Sri Lankan rupee against the U.S. dollar could have a material adverse impact on our cash balances when consolidated and translated into U.S. dollars.

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

        Although we have adopted a twelve quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. Furthermore, we are exposed to foreign currency volatility related to the Canadian dollar, the euro, the Singapore dollar and the Sri Lankan rupee, which are not currently hedged. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

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

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies which could limit our access to cash in non-U.S. locations to fund our U.S. operations or otherwise make investments where needed.

        In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets. We therefore may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2013, we had approximately $95 million of cash, cash equivalents, short term investments and long term investments of which we hold approximately $53 million of cash, cash equivalents and short term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investment or use for operations in the United States or other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash would be subject to substantial taxes. Our inability to access our cash where and when needed could impede our ability to make investments and support our operations.

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

        We anticipate that our current cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our current needs for general corporate purposes for the foreseeable future. However, we may also need additional financing to execute our current or future business strategies, including to:

  •
  acquire businesses or technologies or make strategic investments

  •
  add additional global delivery centers

  •
  procure additional capacity and facilities

  •
  hire additional personnel

  •
  enhance our operating infrastructure

  •
  otherwise respond to competitive pressures

        As a global company, we also may not have ready access to cash in geographies where we need to make these strategic or additional investments.

        For all of these reasons, we may need to raise additional capital for U.S. or other global investments. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. Any such debt financing could require us to comply with restrictive financial and operating covenants, which could have a material adverse impact on our business, results of operations or financial condition. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations and growth, take advantage of unanticipated opportunities or otherwise respond to competitive pressures may be significantly limited.

Acquisitions that we have completed and any future acquisitions, strategic investments, partnerships or alliances could be difficult to integrate and/or identify, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our financial results, including impairment of goodwill and other intangible assets.

        If we do identify suitable acquisition, strategic investment or partnership or alliance candidates, we may not be able to complete transactions on terms commercially acceptable to us, if at all. These types of transactions involve numerous risks, including:

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

  •
  unknown liabilities

        Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We have completed three acquisitions from November 2009 to July 2011. In connection with these acquisitions, we are carrying $35.5 million in goodwill on our consolidated balance sheets at March 31, 2013. If we fail to successfully integrate these companies and maintain their value, or if these acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company or impairment of intangible assets or goodwill of any such company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

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

        Many of our projects involve technology applications or systems that are critical to the operations of our clients' businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. If a client is not satisfied with our services or products, including those of subcontractors we employ, we may not be able to invoice for our services, or if we do invoice, we may not be able to collect the fees due on such engagements, and our business may suffer. Moreover, if we fail to meet our contractual obligations, our clients may terminate their contracts and we could face legal liabilities and increased costs, including warranty claims against us. Any failure in a client's project could result in a claim for substantial damages, our inability to recognize all or some of the revenue for the client project, non-payment of outstanding invoices, increased expenses due to increase in reserves for doubtful accounts, loss of future business with such client and increased costs due to non-billable time of our resources dedicated to address any performance or client satisfaction issues, regardless of our responsibility for such failure.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

        Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions, such as the continued credit crisis and related turmoil in the global financial system, could also result in financial difficulties, including limited access to the credit markets, insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We are investing substantial cash in new facilities and our profitability could be reduced if our business does not grow proportionately.

        We intend to make increased investments in our existing global delivery centers in Hyderabad and Chennai, India and Colombo, Sri Lanka and other delivery centers globally. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such investment may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability would be reduced.

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

        Additionally, a portion of our revenue is obtained from fixed-price arrangements with our clients. Payment of our fees on fixed-price contracts is based on our ability to provide deliverables on certain dates or meet certain defined milestones. Our failure to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines, or otherwise meet a client's expectations, may result in non-payment of invoices, termination of engagements and our having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which the milestone is met, if we are able to achieve such milestone at all.

Unexpected costs or delays could make our contracts unprofitable.

        A portion of our client engagements represent fixed- price engagements. When making proposals for engagements, especially our fixed-price engagements, we estimate the costs and timing for completion of the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies, staffing of resources, complexities of the engagement and costs. The profitability of our engagements, and in particular our fixed-price contracts, may be adversely affected by our ability to accurately estimate effort and resources needed to complete the project, increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, which could make these contracts less profitable or unprofitable. If we underestimate the effort and resources required to complete a project and cannot recoup additional costs from our client, or if we endure additional costs or delays, and cannot complete the project, our utilization rates may lower as we remediate project issues, our profit from these engagements may be adversely affected and we may be subject to litigation claims.

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

  •
  one-time, non-recurring projects

        As a result, our revenue and our operating results for a particular period are challenging to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also challenging to predict because we derive a substantial portion of our revenue from fees for services generated from short-term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to salary expense, rent, depreciation expense and amortization of purchased intangible assets, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:

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

We may be audited by software vendors from whom we license or use their software to train our resources or serve our clients, which may result in claims for infringement, violations of license provisions or other damages.

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

We may face liability if we breach our obligations related to the protection, security, and nondisclosure of confidential client information.

        In the course of providing services to our clients, we may have access to confidential client information, including nonpublic personal data. We are bound by certain agreements to use and disclose this information in a manner consistent with the privacy standards under regulations applicable to our clients and are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including a team member of ours, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a security breach of our computer systems, system failures or otherwise, or if a security breach occurs on a project on which we are engaged, we may have substantial liabilities to our clients or our clients' customers and may incur substantial liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution. In addition, in the event of any breach or alleged breach of our confidentiality agreements with our clients, these clients may terminate their engagements with us or sue us for breach of contract, resulting in the associated loss of revenue and increased costs and damaged reputation. We may also be subject to civil or criminal liability if we are deemed to have violated applicable regulations. We cannot assure you that we will adequately address the risks created by the regulations to which we may be contractually obligated to abide.

        In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that coverage will continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

Our contractual limitations on liability with our clients and third parties may not be enforceable.

        Under a majority of our agreements with our clients, our liability for breach of certain of our obligations is generally limited to actual damages suffered by the client and is typically capped at the greater of an agreed amount or the fees paid or payable to us for a period of time under the relevant agreement. These limitations and caps on liability may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our clients or liability for breaches of confidentiality, are generally not limited under those agreements. Our agreements are governed by laws of multiple jurisdictions, therefore the interpretation of such provisions, and the availability of defenses to us, may vary, which may contribute to the uncertainty as to the scope of our potential liability. In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential.

New and changing corporate governance and public disclosure requirements add uncertainty to our compliance policies and increase our costs of, and time dedicated to, compliance.

        Changing laws, regulations and standards relating to accounting, corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, other SEC regulations, and the NASDAQ Global Select Market rules, are creating uncertainty for companies like ours. These laws, regulations and standards may lack specificity and are subject to varying interpretations. Their application in practice may evolve over time, as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs of compliance as a result of ongoing revisions to such corporate governance standards.

        In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal controls over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our controls are functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent auditor to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

        Our management team and other personnel will need to devote a substantial amount of time to these compliance initiatives. In particular, these obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely affect our business operations.

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

Our share price could be adversely affected if we are unable to maintain effective internal controls.

        The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls to ensure the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations, and the market price of our securities could be materially adversely affected.

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

        We have three subsidiaries in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India. Since 1991, successive Indian governments have pursued policies of economic liberalization. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, India's central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax (which was repealed as of April 1, 2009) and new service taxes, and income-related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition. For instance, certain changes to the application of the Minimum Alternative Tax with respect to Special Economic Zone ("SEZ") units may negatively impact our cash flows and other benefits enjoyed by us which could have a material adverse effect on our business, results of operations and financial condition.

Changes in the policies or political stability of the government of Sri Lanka adversely affect economic conditions in Sri Lanka, which could adversely affect our business.

        Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our current agreement with the Board of Investment, our subsidiary is entitled to an exemption from income taxation on export revenue for a period of 12 years expiring on March 31, 2019 provided that certain job creation requirements are met by March 31, 2013. We believe we have achieved the job creation criteria and have notified the Sri Lanka Board of Investment ("BOI"). The BOI on review could challenge our hiring commitments in which case we would have to forego part of the 12 year tax holiday. Further, government policies relating to taxation other than on income would also have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.

Regional conflicts or terrorist attacks and other acts of violence or war in the United States, the United Kingdom, India and Sri Lanka, or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

        The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. Since May 1999, military confrontations between India and Pakistan have occurred in Kashmir. Also, there have been military hostilities and civil unrest in Iraq and Afghanistan. Terrorist attacks, such as the ones that occurred in Boston on April 15, 2013, New York and Washington, D.C., on September 11, 2001, New Delhi on December 13, 2001, Bali on October 12, 2002, London on July 7, 2005, and Mumbai on November 26, 2008, civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, the United Kingdom or other countries, may adversely affect U.S., U.K. and worldwide financial markets. Prospective clients may wish to visit several of our facilities, including our global delivery centers in India or Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services. In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

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

Our net income may decrease if the governments of the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, or Hungary adjust the amount of our taxable income by challenging our transfer pricing policies.

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

        We have located a portion of our Indian operations in areas designated as a SEZ, under the SEZ Act of 2005. In particular, we are continuing our construction of a facility on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. In addition, we have leased space and operate in a SEZ designated locations in Bangalore and Chennai, India. Although our profits from the SEZ operations would be eligible for certain income tax exemptions for a period up to 15 years, we may not be able to take full advantage of the tax holidays in each SEZ if we are not able to grow our operations, including the hiring of IT professionals into the SEZ facilities and there is no guarantee that we will secure SEZ status for any other future locations in India. Additionally, the government of India may deem us ineligible for a SEZ holiday or make adjustments to the transfer pricing profit levels resulting in an overall increase in our effective tax rate.

        In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the Sri Lanka Board of Investment ("BOI") in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year tax holiday agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria. As of March 31, 2013, we have met the job creation target. We have submitted the required details to BOI and awaiting their confirmation. At March 31, 2013, we are eligible for the entire 12-year tax holiday. Further, in relation to the two year tax holiday extension granted for the period ending March 31, 2007, we received notice that the BOI is unable to certify the tax holiday. While we will contest such findings, we cannot provide assurance that we will prevail or, if we settle, it will be on terms favorable to us. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, financial results and materially reduce our profitability.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in Westborough, Massachusetts, where pursuant to an amendment to our existing lease dated as of March 31, 2010, we lease approximately 22,147 square feet for a term expiring February 28, 2018. We also have a sales and business development office located in London in the United Kingdom. We also have a lease in Connecticut totaling approximately 8,535 square feet expiring in the fiscal year ending March 31, 2018. We also have two leases in New York totaling approximately 9,884 square feet expiring in the fiscal year ending March 31, 2015 and March 31, 2023.

        We have global delivery centers located in Bangalore, Hyderabad and Chennai, India as well as in Colombo, Sri Lanka and Budapest, Hungary and a lease in Albany, New York to provide near shore staffing. We lease space at two facilities in Chennai, India, totaling approximately 280,802 square feet and two facilities in Bangalore, India, totaling approximately 21,587 square feet. In Colombo, Sri Lanka, we lease space at two facilities totaling approximately 142,537 square feet. Our leases in India and Sri Lanka vary in duration and term, have varying renewable terms and have expiration dates extending from 2013 to 2018. In addition, in March 2008, we entered into a 99-year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we are presently building a campus. We are in the process of constructing a facility on such campus which, when completed, will total approximately 325,000 square feet. Our lease in Albany New York is approximately 6,000 square feet and expires in 2019.

        We also have sales and business development offices located in New York, California, Germany and Singapore. These are short term leases with maturities not longer than one year.

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

PART II

Item 5.    Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock commenced trading on the NASDAQ Global Market on August 3, 2007 under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock for our fiscal years ended March 31, 2013 and March 31, 2012, respectively, as reported on the NASDAQ Global Market.

	High	Low
Fiscal 2012:
First quarter	$21.11	$16.75
Second quarter	$21.79	$12.31
Third quarter	$16.95	$11.87
Fourth quarter	$17.41	$14.20
Fiscal 2013:
First quarter	$17.56	$11.41
Second quarter	$18.61	$11.23
Third quarter	$18.63	$14.40
Fourth quarter	$24.63	$15.93

        As of May 23, 2013, there were approximately 26,214,270 shares of our common stock outstanding held by approximately 174 stockholders of record and the last reported sale price of our common stock on the NASDAQ Global Market on May 23, 2013 was $24.65 per share.

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

Equity Compensation Plan Information

        The following table provides information as of March 31, 2013 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have three equity compensation plans, each of which has been approved by our stockholders: (1) the Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, including the material features of plans not approved by our stockholders, please see note 12 to the consolidated financial statements included elsewhere in this Annual Report.

Plan Category	Number of Securities to be Issued Upon Vesting of Awards or Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Awards or Outstanding Options Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans that have been approved by security holders—stock options(1)	1,369,342	$10.56	1,383,295	(2)(3)
Equity compensation plans that have been approved by security holders—stock appreciation rights(4)	22,369	$4.60	—	(2)
Equity compensation plans not approved by security holders(5)	70,333	$6.89	—

Total	1,462,044		1,383,295

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        None.

Issuer Purchases of Equity Securities

        Under the terms of our 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended March 31, 2013, we withheld an aggregate of 8,780 shares of restricted stock at a price of $21.33 per share.

        On May 8, 2012, our board of directors authorized a share repurchase program of up to $15 million of shares of our common stock on or prior to May 8, 2013. A summary of our stock repurchase activity under this program for the fiscal year ended March 31, 2013 is set forth in the table below:

Issuer Purchases of Equity Securities

Period:	Total Number of Shares Purchased (#)(1)	Average Price Paid per Share ($)(2)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)(1)	Remaining Dollar Value that may yet be Purchased Under Our Program ($)(2)
May 1, 2012 - May 31, 2012	62,851	$14.47	62,851	$14,090,546
June 1, 2012 - June 30, 2012	34,464	14.42	34,464	13,593,575

Total	97,315	$14.45	97,315	$13,593,575

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

Item 6.    Selected Financial Data.

        The selected historical financial data set forth below at March 31, 2013 and 2012 and for the fiscal years ended March 31, 2013, 2012 and 2011 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2011, 2010 and 2009 and for the fiscal years ended March 31, 2010 and 2009 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share amounts)
Revenue	$333,175	$277,771	$217,979	$164,365	$172,942
Costs of revenue	215,866	177,434	134,496	94,142	105,100

Gross profit	117,309	100,337	83,483	70,223	67,842
Operating expenses	84,450	76,438	65,697	57,330	57,864

Income from operations	32,859	23,899	17,786	12,893	9,978
Other income	3,000	2,547	441	56	2,888

Income before income tax expense	35,859	26,446	18,227	12,949	12,866
Income tax expense	7,461	6,411	2,027	820	809

Net income	$28,398	$20,035	$16,200	$12,129	$12,057

Net income per share of common stock
Basic	$1.14	$0.81	$0.68	$0.52	$0.53

Diluted	$1.11	$0.79	$0.66	$0.50	$0.50

Weighted average number of common shares outstanding
Basic	24,937,162	24,643,063	23,783,457	23,153,973	22,763,759
Diluted	25,638,839	25,383,650	24,714,808	24,032,675	24,136,716

Consolidated balance sheets data

	At March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents	$57,199	$58,105	$50,218	$43,851	$55,698
Working capital	$145,650	$119,013	$123,264	$92,367	$94,823
Total assets	$303,919	$274,794	$246,177	$215,873	$187,023
Total stockholders' equity	$252,207	$218,174	$207,336	$181,794	$152,586

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

Business overview

        We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany and

Singapore and global delivery centers in Hyderabad, Chennai and Bangalore, India, Colombo, Sri Lanka and Budapest, Hungary. At March 31, 2013, we had 6,911 employees, or team members, an increase from 5,672 at March 31, 2012. For the fiscal year ended March 31, 2013, we had revenue of $333.2 million and income from operations of $32.9 million. In our fiscal year ended March 31, 2013, our revenue increased by $55.4 million, or 20%, to $333.2 million, as compared to $277.8 million in our fiscal year ended March 31, 2012. Our net income increased from $20.0 million in our fiscal year ended March 31, 2012 to $28.4 million in our fiscal year ended March 31, 2013.

        The key drivers of the increase in revenue in our fiscal year ended March 31, 2013, as compared to our fiscal year ended March 31, 2012, were as follows:

  •
  Broad based revenue growth among our clients existing at March 31, 2012, particularly our top ten clients collectively

  •
  Broad based revenue growth from clients in our banking, financial services and insurance ("BFSI") and media and information ("M&I") industries

  •
  Broad based growth in all geographies, led by North America and Europe

        The key drivers of our increase in net income in our fiscal year ended March 31, 2013, as compared to our fiscal year ended March 31, 2012, were as follows:

  •
  Higher revenue contribution from existing clients

  •
  Increased efficiencies partially offset by higher costs related to an increased percentage of onsite work, annual compensation increases, and an increased use of subcontractors

  •
  Further reduced by higher tax expense due to change in the geographical mix of profits

        High repeat business and client concentration are common in our industry. During the fiscal year ended March 31, 2013, 90% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

        For the fiscal years ended March 31, 2013, 2012 and 2011, we generated 58%, 54%, and 49%, respectively, of revenue from application outsourcing and 42%, 46% and 51%, respectively, of revenue from consulting services. We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 18%, 18%, and 19% of total revenue for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The revenue earned from fixed-price contracts reflects our clients' preferences during the fiscal years ended March 31, 2013, 2012 and 2011.

        At March 31, 2013, we had cash and cash equivalents, short-term and long-term investments of $95.0 million as compared to $85.4 million at March 31, 2012. The increase related primarily to our growth in income from operations.

        For the fiscal year ending March 31, 2014, we expect the following factors, among others, to affect our business and our operating results:

  •
  Global economic conditions

  •
  Continued uncertainty in overall demand for global IT services

  •
  Foreign currency volatility

  •
  Impact of an increased effective income tax rate as a result of a higher tax rate in India and geographical mix of our profits.

        For the fiscal year ending March 31, 2014, we plan to:

  •
  Continue to invest in our talent base, including new onsite campus recruitment programs

  •
  Implement resource and operating optimization initiatives to improve operating efficiencies

  •
  Continue our focus on client acquisition and expansion of revenue gained from existing clients

  •
  Invest in healthcare regulatory compliance solutions as well as leverage our expertise in customer relations management and business process management

  •
  Deepen our domain expertise in our service offerings related to mobile applications, social media and cloud computing

  •
  Broaden our consulting and solutions capabilities related to our service offerings

  •
  Pursue opportunistic acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise and / or service offerings

        As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2013, we finished the fiscal year with a total headcount of 6,911, as compared with a total headcount of 5,672 for the fiscal year ended March 31, 2012. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2013, our voluntary attrition rate was 13.3%, while our involuntary attrition rate was 3.1%. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

        We have continued to maintain a twelve quarter hedging program, which we believe has been effective since inception at reducing the impact of fluctuations in local currencies on our operating results, although there is no assurance that this hedging program will continue to be effective. These hedges may also cause us to forego benefits of a positive currency fluctuation, especially given the volatility of these currencies. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

        We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. DSO was 84 days and 81 days as of March 31, 2013 and March 31, 2012, respectively. Higher DSO reduces our cash balance because the revenue-to-cash conversion process takes longer.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have marginally increased for our fiscal year ended March 31, 2013 as compared to our fiscal year ended March 31, 2012. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in Asia from our fiscal year ended March 31, 2012 to our fiscal year ended March 31, 2013, primarily driven by competition.

  •
  Utilization rate indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period of time divided by the total number of available hours of our IT professionals in a given period of time, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's targeted range for the utilization rate is between 70% and 80%. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the target 80% may also indicate that there are insufficient IT professionals to staff existing or future engagements which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. Our voluntary attrition rate was 13.3%, while our involuntary attrition rate was 3.1%, for the fiscal year ended March 31, 2013. Our voluntary attrition rate was 15.5% for the fiscal year ended March 31, 2012, while our involuntary attrition rate was 5.0% for the same fiscal year.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 20.8% and 24.2% for the fiscal years ended March 31, 2013 and 2012 respectively. Our effective tax rate was impacted by the mix of income by jurisdiction, availability and term of certain tax holidays and settlement of uncertain tax positions identified during the fiscal year ended March 31, 2013. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

  •
  Onsite-to-offshore mix is the measurement of hours billed by resources located offshore to hours billed by our team members onsite over a defined period. We strive to manage both fixed-price contracts and time-and-materials engagements to a targeted 25% to 75% onsite-to-offshore service delivery team mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

Sources of revenue

        We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2013, collectively, our five largest and ten largest clients accounted for 48% and 60% of our revenue, respectively. Our three largest clients accounted for 14%, 14% and 11% respectively, of our revenue for the fiscal year ended March 31, 2013. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended

March 31, 2013, 75% of our revenue was generated in North America, 20% in Europe and 5% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2013, the percentage of revenue from time-and-materials and fixed-price contracts was 82% and 18%, respectively.

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

        Our unit pricing is driven by business need, delivery timeframes, complexity of the engagement, operating differences (such as onsite/offshore ratio), competitive environment and engagement size or volume. As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we may, on occasion, offer volume discounts or longer payment terms. We manage our business carefully to protect our account margins and our overall profit margins. We find that our clients generally purchase on the basis of total value, rather than on minimum cost, considering all of the factors listed above.

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

        The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 22% and 20% of total hours billed in each of the fiscal years ended March 31, 2013 and 2012, respectively, while the revenue from resources located onsite and offshore accounted for 53% and 47% respectively in the fiscal year ended March 31, 2013, and 49% and 51% respectively during the fiscal year ended March 31, 2012. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States and the United Kingdom as compared to work performed at our global delivery centers in India, Sri Lanka and Hungary. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in India and Sri Lanka. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

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

        Although, we have adopted a twelve quarter cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, particularly our costs of revenue, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges remaining outstanding as of the balance sheet date.

Operating expenses

        Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2013, 2012, and 2011, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

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

Income tax expense

        Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, India, Sri Lanka, the Netherlands, Germany,

Singapore and Hungary. In the fiscal year ended March 31, 2013, our effective tax rate was impacted by the mix of income by jurisdiction, availability and term of certain tax holidays and settlement of uncertain tax positions identified during the fiscal year ended March 31, 2013. Historically, we have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2013 and 2012 by $5.6 million and $5.1 million, respectively. However, our tax expense increased by $1.1 million in the fiscal year ended March 31, 2013 compared to our tax expense for our fiscal year ended March 31, 2012 due to the increase in income from operations offset by the election of SEZ (Co-developer) holiday benefits and settlement of uncertain tax positions during the period. Increases in our effective tax rate, or a high effective tax rate, has a negative effect on our earnings in future periods.

        Our effective tax rate was 20.8% and 24.2% for each of the fiscal years ended March 31, 2013 and 2012 respectively. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India and Sri Lanka. We expect our effective tax rate to increase as a result of a higher tax rate in India and geographical mix of our profits.

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

Valuation and impairment of investments and/or marketable securities

        We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2013 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses and we expect to recover the entire amortization cost basis of the security. At March 31, 2013, we believe that all impairments of investment securities are temporary in nature.

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

Derivative instruments and hedging activities

        We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax, until the hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company measures the effectiveness of these hedges at the time of inception, as well as on an ongoing basis. If any portion of the hedges is deemed ineffective, the respective portion is recorded in the consolidated statement of income in other income (expense). At maturity changes in the fair value for other derivative contracts, if any, are recognized in the same line item as the underlying exposure being hedged in the statements of income. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

Goodwill and other intangible assets

        We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined at the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carry amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. The two-step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

        For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2013 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of goodwill on the assessment date exceeded the carrying book value by 73%.

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

        We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. One of our Indian subsidiaries is an export-oriented company that is entitled to claim a tax exemption for a period of ten years for each STP it operates. Our STP holiday for Hyderabad and Chennai, India was completely phased out by March 31, 2010 and March 31, 2011 respectively. Subsequent to that date, any profits generated in expired STPs will be fully taxable at the Indian statutory rate, which is currently 32.45%. Although we believe we have complied with and are eligible for the STP holiday, it is possible that upon examination the government of India may deem us ineligible for the STP holidays or make adjustments to the profit level in previous tax years. We have located new development centers in areas designated as Special Economic Zones ("SEZ") to secure additional tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. During the fiscal year ending March 31, 2013, we elected the tax holiday for our SEZ Co-developer located in Hyderabad, India for a period of 10 years. Our Sri Lanka subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment ("BOI") which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Although we believe we have met the job creation requirements, if the BOI concludes otherwise, this would jeopardize the maximum benefits from this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce our net income.

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

        The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. Our volatility assumption is based on the historical volatility rates of the common stock of our publicly held peers over periods commensurate with the expected term of each grant.

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

Results of operations

Fiscal year ended March 31, 2013 compared to fiscal year ended March 31, 2012

        The following table presents an overview of our results of operations for the fiscal years ended March 31, 2013 and 2012:

	Fiscal Year Ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Revenue	$333,175	$277,771	$55,404	19.9%
Costs of revenue	215,866	177,434	38,432	21.7%

Gross profit	117,309	100,337	16,972	16.9%
Operating expenses	84,450	76,438	8,012	10.5%

Income from operations	32,859	23,899	8,960	37.5%
Other income	3,000	2,547	453	17.8%

Income before income tax expense	35,859	26,446	9,413	35.6%
Income tax expense	7,461	6,411	1,050	16.4%

Net income	$28,398	$20,035	$8,363	41.7%

Revenue

        Revenue increased by 19.9%, or $55.4 million, from $277.8 million during the fiscal year ended March 31, 2012 to $333.2 million in the fiscal year ended March 31, 2013, due primarily to broad based growth in all geographies, led by North America and Europe. Revenue from clients existing as of March 31, 2012 increased by $51.4 million and revenue from new clients increased by $4.0 million during the fiscal year ended March 31, 2013, as compared to the fiscal year ended March 31, 2012. Revenue from North American clients increased by $35.5 million, or 16.5%, as compared to the fiscal year ended March 31, 2012. Revenue from European clients in the fiscal year ended March 31, 2013 increased by $16.0 million, or 32.2%, as compared to the fiscal year ended March 31, 2012. Revenue growth was broad based across all of our industry groups, led by BFSI and M&I industries which increased by 24% and 25% respectively, in the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012. We had 92 active clients at March 31, 2013 as compared to 89 active clients at March 31, 2012.

Costs of revenue

        Costs of revenue increased from $177.4 million in the fiscal year ended March 31, 2012 to $215.9 million in the fiscal year ended March 31, 2013, an increase of $38.5 million, or 21.7%. A significant portion of the increase was attributable to an increase in compensation and benefit costs of $20.2 million due to an increase in headcount and percentage of onsite work and associated increases in compensation. The increased costs of revenue are also attributable to increased use of subcontractors of $10.9 million to support increases in onsite work and an increase of $3.0 million in travel expenses, as well as an increase in hedging losses of $4.0 million recorded as a result of our cash flow hedging program in the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012.

Gross profit

        Our gross profit increased by $17.0 million or 16.9%, to $117.3 million for the fiscal year ended March 31, 2013 as compared to $100.3 million in the fiscal year ended March 31, 2012 primarily due to our growth in revenue. As a percentage of revenue, our gross margin was 35.2% and 36.1% in the fiscal years ended March 31, 2013 and 2012, respectively. The principal reason for the decrease in gross margin during the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012, was higher cost of revenue during the fiscal year ended March 31, 2013 due in part to a higher percentage of onsite effort, increased cost of subcontractors and compensation increases of our IT professionals.

Operating expenses

        Operating expenses increased from $76.4 million in the fiscal year ended March 31, 2012 to $84.4 million in the fiscal year ended March 31, 2013, an increase of $8.0 million. The increase in operating expenses was primarily due to an increase of $3.1 million in compensation related expense, $2.1 million increase in foreign currency forward contract losses as part of our hedging program, $1.8 million in facilities expenses, $0.8 million increase in travel expenses and a $0.6 million increase in professional services. These increases were partially offset by a decrease of $0.4 million in bad debt expense during the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012. As a percentage of revenue, our operating expenses decreased from 27.5% in the fiscal year ended March 31, 2012 to 25.3% in the fiscal year ended March 31, 2013 due in part to an increase in operating efficiencies and a larger revenue base.

Income from operations

        Income from operations increased from $23.9 million in the fiscal year ended March 31, 2012 to $32.9 million in the fiscal year ended March 31, 2013, an increase of $9.0 million or 37.5%. This increase in income from operations resulted primarily from higher gross profit and our operating expenses being allocated over a larger revenue base. As a percentage of revenue, income from operations increased from 8.6% in the fiscal year ended March 31, 2012 to 9.9% in the fiscal year ended March 31, 2013.

Other income

        Other income increased from $2.5 million in the fiscal year ended March 31, 2012 to $3.0 million in the fiscal year ended March 31, 2013. The increase is primarily attributed to an increase in interest income of $0.5 million.

Income tax expense

        We had income tax expense of $7.5 million and $6.4 million for the fiscal years ended March 31, 2013 and 2012 respectively. Our effective tax rate was 20.8% and 24.2% for the fiscal years ended March 31, 2013 and 2012 respectively. The decrease in the effective tax rate is primarily attributable to Co-developer tax holiday benefits elected and the impact of uncertain tax positions settled in the fiscal year ended March 31, 2013.

Net income

        Net income for the fiscal year ended March 31, 2013 was $28.4 million, increasing by 42% or $8.4 million compared to net income of $20.0 million for the fiscal year ended March 31, 2012 due in part to higher revenue partially offset by higher cost of revenue and increased operating expenses, which were leveraged over a larger revenue base.

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

Income tax expense

        We had income tax expense of $6.4 million and $2.0 million for the fiscal years ended March 31, 2012 and 2011 respectively. Our effective tax rate was 24.2% and 11.1% for the fiscal years ended March 31, 2012 and 2011 respectively. The increase in the effective tax rate results from the expiration of STP holiday for Chennai, India, geographical income distribution and uncertain tax positions identified in the fiscal year ended March 31, 2012.

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

        In May 2012, our board of directors authorized a share repurchase program of up to $15.0 million of our common stock over a 12 month period from the approval date, subject to certain price and other trading restrictions. During the year ended March 31, 2013, we purchased 97,315 shares of our common stock for an aggregate purchase price of approximately $1.4 million (excluding commissions). (See Part II, Item 5 of this Annual Report on Form 10-K). As of October 15, 2012, our board of directors suspended the share repurchase program and the program has now expired.

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

        On July 30, 2010, we entered into a $3.0 million credit agreement with J.P. Morgan Chase Bank, N.A. ("JPMC") which expires on July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At March 31, 2013, there were no amounts outstanding under this credit facility and we are in compliance with all covenants.

        At March 31, 2013, we had approximately $95 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $53 million of cash, cash equivalents, and short term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to substantial taxes and the change in such intent could have a material adverse effect on our cash balances as well as our overall statement of operations. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. We estimate that it could cost us as much as $18.3 million to repatriate cash back to the United States. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments.

        Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2013, we sold $9.8 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2013. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

        We expect capital expenditures in the normal course of business during the year ended March 31, 2014 to be consistent with our historical capital expenditures.

Cash flows

        The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$22,753	$20,917	$19,766
Net cash used for investing activities	(23,705)	(9,293)	(18,345)
Net cash provided by financing activities	494	832	4,291
Effect of exchange rates on cash	(448)	(4,569)	655

Net increase (decrease) in cash and cash equivalents	(906)	7,887	6,367
Cash and cash equivalents, beginning of fiscal year	58,105	50,218	43,851

Cash and cash equivalents, end of fiscal year	$57,199	$58,105	$50,218

Net cash provided by operating activities

        Net cash provided by operating activities was $22.8 million during the fiscal year ended March 31, 2013 as compared to $20.9 million during the fiscal year ended March 31, 2012. This increase was primarily attributable to an increase in net income of $8.4 million, an increased change in other long-term assets and liabilities of $3.7 million, an increased change in deferred income taxes of $4.8 million, an increase in depreciation, amortization and share based compensation of $1.5 million and an increased change in excess tax benefits from stock option exercises of $0.7 million. These were partially offset by a decreased change in income tax payable $9.4 million, decreased change due to payments in accrued employee compensation by $5.5 million, decreased change in accounts receivable, net of $2.0 million and a decreased change in prepaid expenses and other current assets of $0.3 million.

        Net cash provided by operating activities was $20.9 million during the fiscal year ended March 31, 2012 as compared to $19.8 million during the fiscal year ended March 31, 2011. This increase was primarily attributable to an increase in liabilities of $11.9 million, an increase in net income of $3.8 million, and an increase in depreciation, amortization and share based compensation expenses of $1.1 million, partially offset by an increase in deferred tax benefits of $5.6 million, an increase in accounts receivable of $5.3 million, an increase in other assets of $1.3 million, an increase in foreign currency gain of $1.7 million, a decrease in prepaid and other current assets of $0.4 million and a decrease in excess tax benefits of $0.7 million.

Net cash used for investing activities

        Net cash used for investing activities was $23.7 million during the fiscal year ended March 31, 2013 as compared to $9.3 million during the fiscal year ended March 31, 2012. The change was primarily due to the net decreases in the proceeds of investments of $42.9 million. These decreases were partially offset by a reduction in cash used for the business acquisition of ALaS of $22.3 million, a decrease in the change in restricted cash of $5.2 million, which includes the $2.8 million holdback related to the ALaS acquisition and a decrease in purchase of property and equipment of $1.0 million.

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

Net cash provided by financing activities

        Net cash provided by financing activities was $0.5 million during the fiscal year ended March 31, 2013, as compared to $0.8 million during the fiscal year ended March 31, 2012. The decrease in cash provided is primarily due to repurchase of shares of our common stock of $1.4 million under our stock repurchase program, a decrease in excess tax benefits from stock option exercises of $0.7 million, partially offset by an increase in proceeds from the exercise of common stock options of $0.2 million and a reduction in the payment of contingent consideration of $1.6 million in connection with the ConVista acquisition.

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

Contractual obligations

        We have no long term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments at March 31, 2013.

	Payments Due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	5+ Years
	(In thousands)
Operating lease obligations(1)	$23,209	$4,876	$9,595	$7,190	$1,548
Capital lease obligation(2)	41	13	24	4	—
Defined benefit plans(3)	7,852	505	1,047	1,392	4,908
Capital and other purchase commitments(4)	2,542	2,542	—	—	—

Total	$33,644	$7,936	$10,666	$8,586	$6,456

(1)
Our obligations under our operating leases consist of future payments related to our real estate leases.

(2)
Capital lease relates to purchase of vehicles.

(3)
We accrue and contribute to benefit funds covering our employees in India and Sri Lanka. The amounts in the table represent the expected benefits to be paid out over the next ten years. We are not able to quantify expected benefit payments beyond ten years with any certainty. We make periodic contributions to the plans such that the unfunded amounts are immaterial.

(4)
Relates to build-out of various facilities in India, and other purchase commitments, net of advances.

        As of March 31, 2013, we had $4,823 of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

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

Recent accounting pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new disclosure requirement did not have a material impact on the Company's disclosure or consolidated financial position, financial results or cash flows.

        In September 2011, FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or financial results.

        In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements of the Company.

        In February 2013, FASB issued guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. The pronouncement is effective on a prospective basis effective for interim and annual reporting periods that start after December 15, 2012. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

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

        We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges, designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses over a rolling 36 month period. As of March 31, 2013, the notional value of these contracts was $96.6 million. The outstanding contracts as of March 31, 2013 are scheduled to mature each month through fiscal years ending March 31, 2014 and December 31, 2015. At March 31, 2013, the net unrealized loss on our outstanding cash flow hedge contracts was $1.8 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2013, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $9.63 million.

Interest rate risk

        We had no debt outstanding at March 31, 2013. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At March 31, 2013, we had $95 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and auction-rate securities. Our investments in debt securities are classified as "available-for-sale" and are recorded at fair value. Our "available-for-sale" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2013 would impact the net fair value of such interest-sensitive financial instruments by $0.14 million.

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

        We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 29, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
May 29, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

        We have audited Virtusa Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2013, and our report dated May 29, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 29, 2013

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$57,199	$58,105
Short-term investments	29,452	23,055
Accounts receivable, net of allowance of $740 and $582 at March 31, 2013 and 2012, respectively	68,612	58,789
Unbilled accounts receivable	15,702	7,634
Prepaid expenses	7,562	7,759
Deferred income taxes	7,674	8,470
Restricted cash	350	2,828
Other current assets	8,333	5,831

Total current assets	194,884	172,471
Property and equipment, net	36,775	32,843
Long-term investments	8,319	4,269
Deferred income taxes	9,275	8,348
Goodwill	35,472	35,472
Intangible assets, net	15,692	18,248
Other long-term assets	3,502	3,143

Total assets	$303,919	$274,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,231	$8,649
Accrued employee compensation and benefits	17,683	17,844
Accrued expenses and other	17,811	22,011
Income taxes payable	4,509	4,954

Total current liabilities	49,234	53,458
Long-term liabilities	2,478	3,162

Total liabilities	51,712	56,620

Commitments and contingencies (See Note 17)
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2013 and 2012, respectively; Issued zero shares at March 31, 2013 and 2012, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2013 and 2012, respectively; Issued 27,033,818 and 26,553,299 shares at March 31, 2013 and 2012, respectively; Outstanding 25,177,115 and 24,793,911 shares at March 31, 2013 and 2012, respectively	270	266
Treasury stock, 1,856,703 and 1,759,388 common shares, at cost, at March 31, 2013 and 2012, respectively	(9,652)	(8,244)
Additional paid-in capital	173,056	165,646
Retained earnings	107,247	78,849
Accumulated other comprehensive loss	(18,714)	(18,343)

Total stockholders' equity	252,207	218,174

Total liabilities, undesignated preferred stock and stockholders' equity	$303,919	$274,794

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2013	2012	2011
Revenue	$333,175	$277,771	$217,979
Costs of revenue	215,866	177,434	134,496

Gross profit	117,309	100,337	83,483

Operating expenses:
Selling, general and administrative expenses	84,450	76,438	65,697

Income from operations	32,859	23,899	17,786
Other income (expense):
Interest income	2,977	2,478	1,974
Foreign currency transaction (losses) gains	(68)	227	(1,436)
Other, net	91	(158)	(97)

Total other income	3,000	2,547	441

Income before income tax expense	35,859	26,446	18,227
Income tax expense	7,461	6,411	2,027

Net income	$28,398	$20,035	$16,200

Net income per share of common stock:
Basic	$1.14	$0.81	$0.68

Diluted	$1.11	$0.79	$0.66

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Net income	$28,398	$20,035	$16,200
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax effect of $201, $419, $46	(3,809)	(11,457)	2,168
Pension plan adjustment	(78)	153	(479)
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $0, $3, $48	5	(6)	(90)
Unrealized gain (loss) on effective cash flow hedges, net of tax effect of $1,517, $2,719, $675	3,511	(5,200)	(1,210)

Other comprehensive (loss) income	$(371)	$(16,510)	$389

Comprehensive income	$28,027	$3,525	$16,589

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings		Total Stockholder's Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2010	25,197,790	$252	(1,759,388)	$(8,244)	$149,394	$42,614	$(2,222)	$181,794
Proceeds from the exercise of stock options and vesting of restricted stock	896,628	9	—	—	4,640	—	—	4,649
Restricted stock awards withheld for tax	—	—	—	—	(375)	—	—	(375)
Share based compensation	—	—	—	—	3,921	—	—	3,921
Excess tax benefits from stock option exercises	—	—	—	—	758	—	—	758
Other comprehensive income	—	—	—	—	—	—	389	389
Net income	—	—	—	—	—	16,200	—	16,200

Balance at March 31, 2011	26,094,418	$261	(1,759,388)	$(8,244)	$158,338	$58,814	$(1,833)	$207,336
Proceeds from the exercise of stock options and vesting of restricted stock	458,881	5	—	—	1,960	—	—	1,965
Restricted stock awards withheld for tax	—	—	—	—	(1,176)	—	—	(1,176)
Share based compensation	—	—	—	—	5,102	—	—	5,102
Excess tax benefits from stock option exercises	—	—	—	—	1,422	—	—	1,422
Other comprehensive income	—	—	—	—	—	—	(16,510)	(16,510)
Net income	—	—	—	—	—	20,035	—	20,035

Balance at March 31, 2012	26,553,299	$266	(1,759,388)	$(8,244)	$165,646	$78,849	$(18,343)	$218,174
Proceeds from the exercise of stock options and vesting of restricted stock	480,519	4	—	—	2,165	—	—	2,169
Restricted stock awards withheld for tax	—	—	—	—	(1,390)	—	—	(1,390)
Share based compensation	—	—	—	—	5,876	—	—	5,876
Repurchase of common stock	—	—	(97,315)	(1,408)	—	—	—	(1,408)
Excess tax benefits from stock option exercises	—	—	—	—	759	—	—	759
Other comprehensive income	—	—	—	—	—	—	(371)	(371)
Net income	—	—	—	—	—	28,398	—	28,398

Balance at March 31, 2013	27,033,818	$270	(1,856,703)	$(9,652)	$173,056	$107,247	$(18,714)	$252,207

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2013	2012	2011
Cash provided by operating activities:
Net income	$28,398	$20,035	$16,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,040	8,305	8,398
Share-based compensation expense	5,876	5,102	3,921
Provision for doubtful accounts	193	602	690
(Gain) loss on disposal of property and equipment	(100)	16	(33)
Deferred income taxes, net	(1,836)	(6,555)	(986)
Foreign currency loss (gain), net	68	(227)	1,436
Excess tax benefits from stock option exercises	(759)	(1,422)	(758)
Net changes in operating assets and liabilities:
Accounts receivable and unbilled	(19,462)	(17,883)	(12,668)
Prepaid expenses and other current assets	(3,501)	(3,196)	(2,783)
Other long-term assets	471	(2,805)	(677)
Accounts payable	1,604	1,579	245
Accrued employee compensation and benefits	(1,440)	4,088	3,496
Accrued expenses and other	3,883	3,983	2,612
Income taxes payable	550	9,965	1,774
Other long-term liabilities	(232)	(670)	(1,101)

Net cash provided by operating activities	22,753	20,917	19,766

Cash flows used for investing activities:
Proceeds from sale of property and equipment	117	114	101
Purchase of short-term investments	(13,676)	(9,481)	(20,647)
Proceeds from sale or maturity of short-term investments	12,717	36,825	30,441
Purchase of long-term investments	(11,303)	(5,900)	(30,815)
Proceeds from sale or maturity of long-term investments	1,258	10,406	11,808
Business acquisition, net of cash acquired	(2,775)	(25,055)	(3,219)
Decrease (increase) in restricted cash	2,544	(2,645)	3,704
Purchase of property and equipment	(12,587)	(13,557)	(9,718)

Net cash used for investing activities	(23,705)	(9,293)	(18,345)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	2,169	1,962	4,649
Purchases of common stock	(1,408)	—	—
Payment of contingent consideration related to acquisitions	—	(1,620)	—
Principal payments on capital lease obligation	(1,026)	(932)	(1,116)
Excess tax benefits from stock option exercises	759	1,422	758

Net cash provided by financing activities	494	832	4,291

Effect of exchange rate changes on cash and cash equivalents	(448)	(4,569)	655

Net (decrease) increase in cash and cash equivalents	(906)	7,887	6,367
Cash and cash equivalents, beginning of year	58,105	50,218	43,851

Cash and cash equivalents, end of year	$57,199	$58,105	$50,218

Supplemental disclosure of cash flow information:
Cash paid for interest	$73	$146	$19
Cash receipts from interest	$2,740	$2,683	$1,800
Cash paid for income tax	$8,426	$6,814	$4,281
Non cash investing activities
Assets acquired under capital lease	$37	$—	$—

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1) Nature of the Business

        Virtusa Corporation (the "Company" or "Virtusa") is a global information technology services company. The Company uses a global delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Germany and Singapore and global delivery centers in Hyderabad, Bangalore and Chennai, India, Colombo, Sri Lanka and Budapest, Hungary.

(2) Summary of Significant Accounting Policies

(a)   Principles of Consolidation

        The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, InSource Holdings, Inc., a company incorporated in the State of Connecticut, InSource LLC, a Connecticut limited liability company located in Connecticut, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany, Virtusa Singapore Private Limited, organized and located in Singapore, Virtusa Malaysia Private Limited Company and Virtusa Austria GmbH, organized and located in Austria. All intercompany transactions and balances have been eliminated in consolidation.

(b)   Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re-evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share- based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities and valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(c)   Foreign Currency Translation

        The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which the subsidiary operates except for Hungary, which operates in the euro. Operating and capital expenditures of the Company's subsidiaries located in India, Sri Lanka, the Netherlands, Singapore, Austria and the United Kingdom, are denominated in their local currency which is the currency most

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

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

(e)   Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2013, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $453 and $3,000 at March 31, 2013 and 2012, respectively. Restricted cash at March 31, 2012 included $2,775 related to the Company's acquisition of substantially all the assets of ALaS Consulting LLC ("ALaS"). Restricted cash also includes restricted deposits with banks to secure the import of computer and other equipment, bank guarantees associated with the construction of the Company's facility in India, and also a bank guarantee related to value added tax ("VAT") with the government of Sri Lanka.

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

        The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2013 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. As of March 31, 2013, the Company believes that all impairments of investment securities are temporary in nature.

(g)   Goodwill and Other Intangible Assets

        The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carry amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. The two-step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

        For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2013 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of goodwill on the assessment date exceeded the carrying book value by 73%.

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

(h)   Fair Value of Financial Instruments

        At March 31, 2013 and 2012, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See note 7 for a discussion of the fair value of the Company's other financial instruments.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        At March 31, 2013, two clients accounted for 20% and 10%, respectively, of gross accounts receivable. At March 31, 2012, two clients accounted for 11% and 10%, respectively, of gross accounts receivable. Revenue from significant clients as a percentage of the Company's consolidated revenue was as follows:

	Year Ended March 31,
	2013	2012	2011
Customer A	14%	6%	2%
Customer B	14%	16%	12%
Customer C	11%	12%	14%

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

(l)    Internally-Developed Software

        The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to six years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2013 and 2012, capitalized software development costs, which include software development work in progress were approximately $4,854 and $3,198, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2013, 2012 and 2011, amortization of capitalized software development costs amounted to approximately $351, $174 and $270, respectively.

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

(n)   Revenue Recognition

        The Company derives its revenue from a variety of IT consulting, technology implementation and application outsourcing services. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement which require management to make judgments and estimates in determining the overall cost to the customer. Fees for these contracts may be in the form of time-and-materials or fixed-price arrangements and volume discounts are recorded as a reduction of revenue over the contractual period as services are performed.

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

        Revenue from fixed-price contracts is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement-related costs. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. We combine closely related contracts when all the applicable criteria under GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under GAAP are met. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

        Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $7,001, $6,226 and $5,837 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

(o)   Costs of Revenue and Operating Expenses

        Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $204, $253 and $243 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

	Year Ended March 31,
	2013	2012	2011
Costs of revenue	$718	$924	$422
Selling, general and administrative expenses	5,158	4,178	3,499

Total share-based compensation expense	$5,876	$5,102	$3,921

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2013	2012	2011
Risk-free interest rate	0.88%	1.12%	2.23%
Expected term (in years)	6.15	6.37	6.16
Anticipated common stock volatility	62.53%	62.14%	61.74%
Expected dividend yield	0%	0%	0%

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

        As of March 31, 2013, there was $10,507 of total unrecognized compensation cost related to unvested stock options and restricted stock awards granted under the Company's Amended and Restated 2000 Option Plan and the Company's 2007 Stock Option and Incentive Plan (see note 12 for a more complete description of these plans). That cost is expected to be recognized over a remaining weighted average period of 2.61 years.

        The allocation of compensation expense related to stock appreciation rights between costs of revenue and selling, general and administrative expenses as well as the related income tax benefit were as follows:

	Year Ended March 31,
	2013	2012	2011
Costs of revenue	$—	$20	$51
Selling, general and administrative expenses	—	5	15

Total compensation expense related to stock appreciation rights	$—	$25	$66

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

(s)   Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new disclosure

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

requirement did not have a material impact on the Company's disclosure or consolidated financial position, financial results or cash flows.

        In September 2011, FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or financial results.

        In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. We do not expect the adoption of this guidance to have a material impact on the consolidated financial statements of the Company.

        In February 2013, FASB issued guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. The pronouncement is effective on a prospective basis effective for interim and annual reporting periods that start after December 15, 2012. The adoption of this standard affects financial statement presentation only and will have no effect on our financial condition or consolidated results of operations.

(t)    Reclassifications

        Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2013 presentation.

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

	Year Ended March 31,
	2013	2012	2011
Numerators:
Net income available to common stockholders	$28,398	$20,035	$16,200
Denominators:
Weighted average common shares outstanding	24,937,162	24,643,063	23,783,457
Dilutive effect of employee stock options and unvested restricted stock awards	683,470	714,316	894,729
Dilutive effect of stock appreciation rights	18,207	26,271	36,622

Weighted average shares—diluted	25,638,839	25,383,650	24,714,808

Net income per share—basic	$1.14	$0.81	$0.68

Net income per share—diluted	$1.11	$0.79	$0.66

        During the fiscal years ended March 31, 2013, 2012, and 2011, unvested restricted stock and options to purchase 450,299, 489,987 and 726,499 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Acquisitions

        On July 1, 2011, the Company acquired substantially all of the assets of ALaS, pursuant to an asset purchase agreement with ALaS and the members of ALaS, dated as of July 1, 2011. The acquisition is intended to extend the Company's position within the banking, financial services and insurance industries by adding capital markets domain expertise, consulting, and program management skills.

(5) Goodwill and Intangible Assets

  Goodwill:

        The Company has one reportable segment at March 31, 2013. There were no changes to the goodwill balance during the fiscal year ended March 31, 2013. The acquisition costs and goodwill balance deductible for tax purposes are $36,464.

        The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2013 and determined that the estimated fair value of the Company's reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessment at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

  Intangible Assets:

        The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2013 and March 31, 2012.

	March 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$21,600	$6,239	$15,361
Partner relationships	6.5	700	369	331
Trademark	1.0	200	200	—
Backlog	1.4	2,100	2,100	—

	8.1	$24,600	$8,908	$15,692

	March 31, 2012
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$21,600	$3,800	$17,800
Partner relationships	6.5	700	252	448
Trademark	1.0	200	200	—
Backlog	1.4	2,100	2,100	—

	8.1	$24,600	$6,352	$18,248

        The amortization expense was $2,556, $2,718 and $3,031 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. The components included in the gross carrying amounts reflect the Company's acquisition of all the outstanding stock of Insource Holdings, Inc. and its subsidiaries on November 4, 2009, the Company's purchase of substantially all of the assets of ConVista Consulting LLC, on February 1, 2010 and the ALaS acquisition on July 1, 2011. The intangible assets are being amortized on a straight-line basis over their estimated useful lives.

        The estimated amortization expense for the following fiscal years related to the purchased intangible assets at March 31, 2013 are as follows:

Amount
2014	$2,556
2015	2,556
2016	2,543
2017	2,399
2018	2,095
Thereafter	3,543

Total	$15,692

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities

        At March 31, 2013 and 2012, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 7).

        The following is a summary of investment securities at March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,846	$4	$(2)	$6,848
Non-current	6,246	3	(7)	6,242
Auction-rate securities:
Non-current	900	—	(7)	893
Agency and short- term notes:
Non-current	1,184	—	—	1,184
Time deposits:
Current	22,604	—	—	22,604

Total available-for-sale securities	$37,780	$7	$(16)	$37,771

        The following is a summary of investment securities at March 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$5,999	$8	$(2)	$6,005
Non-current	2,388	3	(3)	2,388
Auction-rate securities:
Non-current	900	—	(20)	880
Agency and short-term notes:
Non-current	1,001	—	—	1,001
Time deposits:
Current	17,050	—	—	17,050

Total available-for-sale securities	$27,338	$11	$(25)	$27,324

        The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2013 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company did not have any realized gains for the fiscal years ended March 31, 2013 and 2011. The Company recognized gross realized gains of $29 for the fiscal year ended March 31, 2012. The Company did not have any realized losses for the fiscal years ended March 31, 2013 and 2012. The Company recognized gross realized losses of $10 for the year ended March 31, 2011.

        The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and March 31, 2012:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2013:
Corporate bonds	$8,241	$(8)
Agency bonds	615	(1)

Total	$8,856	$(9)

Available-for-sale securities at March 31, 2012:
Corporate bonds	$4,045	$(3)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2013:
Auction-rate securities	893	(7)

Total	$893	$(7)

Available-for-sale securities at March 31, 2012:
Corporate bonds	$1,003	$(2)
Auction-rate securities	880	(20)

Total	$1,883	$(22)

        At March 31, 2013, there were no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        Available-for-sale securities by contractual maturity were as follows:

March 31, 2013
Due in one year or less	$29,452
Due after 1 year through 5 years	7,426
Due after 5 years	893

Total	$37,771

        The Company previously invested in auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. At March 31, 2013 the company had $900 remaining in auction rate securities. In April 2013, the Company redeemed $600 in auction rate securities leaving $300 remaining.

        During the fiscal year ended March 31, 2013, the Company did not have any net realized gains or losses on investments. During the fiscal year ended March 31, 2012, the Company recorded net realized gains on investments of $29 on sales of marketable securities.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7) Fair Value of Financial Instruments (Continued)

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$29,452	$—	$29,452
Available-for-sales securities—non-current	—	7,426	893	8,319
Foreign currency derivative contracts	—	1,299	—	1,299

Total assets	$—	$38,177	$893	$39,070
Liabilities:
Foreign currency derivative contracts	$—	$3,088	$—	$3,088

Total liabilities	$—	$3,088	$—	$3,088

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

        The following table provides a summary of changes in fair value of the Company's Level 3 financial assets at March 31, 2013:

Level 3 Assets
Balance at April 1, 2012	$880
Total unrealized gains:
Included in accumulated other comprehensive income	13

Balance at March 31, 2013	$893

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(8) Property and Equipment

        Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2013	2012
Computer and other equipment	3 - 5	$23,475	$20,293
Furniture and fixtures	7	8,212	6,144
Vehicles	4	714	558
Software	3 - 6	11,921	8,365
Leasehold improvements	Lesser of estimated useful life or lease term	3,840	3,595
Buildings	15 - 30	12,705	12,848
Land		366	389
Capital work-in-progress		2,160	4,454

		63,393	56,646
Less—accumulated depreciation and amortization		26,618	23,803

Property and equipment, net		$36,775	$32,843

        Depreciation and amortization expense for the fiscal years ended March 31, 2013, 2012 and 2011 was $6,484, $5,586 and $5,367, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment, and the cost of property and equipment including internally developed software not put to use before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2013 were $37 and $6, respectively. The cost and accumulated amortization of assets under capital leases at March 31, 2012 were $3,132 and $1,061 respectively.

(9) Accrued Expenses and Other

        Accrued expenses and other consists of the following:

	March 31, 2013	March 31, 2012
Accrued other taxes	$2,714	$2,528
Accrued professional fees	6,110	4,041
Acquisition related liabilities	—	2,775
Capital lease liability, short term	8	1,017
Hedge liability	2,419	5,418
Accrued discounts	3,558	2,328
Accrued other	3,002	3,904

Total	$17,811	$22,011

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(10) Debt

        On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. ("JPMC") which expires on July 31, 2013. The primary purpose of this credit agreement is to support the Company's foreign currency hedging programs. The agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in its credit facility and believes that the credit facility provides sufficient flexibility so that it will remain in compliance with its terms. Advances under this credit facility accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%, at the option of the Company. In connection with the execution of this credit facility, the Company terminated its prior $3,000 amended and restated line of credit agreement. At March 31, 2013 and 2012, there were no outstanding borrowings under this credit facility.

        Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2013, $9,823 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2013. No amounts were due as of March 31, 2013, but the Company may elect to utilize this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future. The Company has no letter of credit outstanding at March 31, 2013 or 2012.

(11) Treasury Stock

        In May 2012, the Company's board of directors authorized a share repurchase program of up to $15,000 of the Company's common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company. During the fiscal year ended March 31, 2013, the Company purchased 97,315 shares of its common stock for an aggregate purchase price of approximately $1,406 (excluding commissions), representing an average purchase price per share of $14.45. Repurchased shares have been recorded as treasury shares and will be held until the Company's board of directors designates that these shares be retired or used for other purposes. (See "Part II—Item 5—Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.") As of October 15, 2012, the Company's board of directors suspended the share repurchase program and the program has now expired.

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

        The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan"), was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 262,770 as of March 31, 2013. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date.

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

        The Company's board of directors and its stockholders approved the Company's 2007 Stock Option and Incentive Plan (the "2007 Plan"), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited, canceled or withheld to settle tax liabilities from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. At March 31, 2013, the number of shares reserved for issuance under the 2007 Plan is 2,526,929. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan or the SAR Plan.

        The Company has 70,333 stock options outstanding at a weighted average exercise price of $6.89 and a weighted average contractual term of 1.48 years under equity compensation plans not approved by security

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

holders. The following tables summarize stock option and restricted stock activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2013, 2012 and 2011:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	2,487,321	$7.48
Granted	110,408	12.12
Exercised	(795,189)	5.86
Forfeited or cancelled	(139,827)	10.15

Outstanding at March 31, 2011	1,662,713	8.34
Granted	287,150	15.93
Exercised	(295,253)	6.73
Forfeited or cancelled	(67,286)	9.18

Outstanding at March 31, 2012	1,587,324	9.97
Granted	93,153	15.61
Exercised	(267,575)	8.22
Forfeited or cancelled	(43,560)	14.28

Outstanding at March 31, 2013	1,369,342	10.56	5.78	$18,703

Exercisable at March 31, 2013	1,014,149	$9.03	4.78	$14,943

	Restricted Stock Award Activity
	Number of Restricted Stock Awards	Weighted Average Grant date Fair Value
Unvested at March 31, 2010	408,889	$7.56
Awarded	282,079	10.01
Vested	(115,243)	8.56
Forfeited	(79,965)	8.10

Unvested at March 31, 2011	495,760	8.63
Awarded	652,826	18.75
Vested	(222,017)	10.59
Forfeited	(94,913)	14.02

Unvested at March 31, 2012	831,656	15.43
Awarded	465,733	15.04
Vested	(284,833)	14.27
Forfeited	(43,157)	16.34

Unvested at March 31, 2013	969,399	$15.55

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Unit Activity
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	—	$—
Awarded	49,416	16.59
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2012	49,416	16.59
Awarded	—	—
Vested	(12,354)	16.59
Forfeited	—	—

Unvested at March 31, 2013	37,062	$16.59

        Shares available for future grant under the 2000 Plan and 2007 Plan at March 31, 2013 were 1,383,295.

        The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2013, 2012 and 2011 was $2,873, $3,447 and $6,191, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2013, 2012 and 2011 was $8.96, $9.27 and $7.09, respectively. During the fiscal year ended March 31, 2013, the Company realized $759 of income tax benefit from the exercise of stock options as a windfall credit.

        The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2013, 2012 and 2011 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	81,208	3.98
Granted	—	—
Exercised	(26,378)	3.76
Forfeited or cancelled	(6,469)	3.18

Outstanding at March 31, 2011	48,361	4.21
Granted	—	—
Exercised	(14,689)	4.10
Forfeited or cancelled	(2,526)	2.91

Outstanding at March 31, 2012	31,146	4.36
Granted	—	—
Exercised	(8,378)	3.72
Forfeited or cancelled	(399)	4.84

Outstanding and exercisable at March 31, 2013	22,369	$4.60	1.85	$429

        The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2013. 2012 and 2011 was $113, $189 and $238, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        There were no SARs available for future grant at March 31, 2013. There were no SARs granted during the fiscal years ended March 31, 2013, 2012 or 2011.

(13) Income Taxes

        The income (loss) before income tax expense (benefit) shown below is based on the geographic location to which such income (loss) is attributed for each of the fiscal years ended March 31, 2013, 2012 and 2011:

	Year Ended March 31,
	2013	2012	2011
United States	$7,471	$676	$(5,130)
Foreign	28,388	25,770	23,357

Total	$35,859	$26,446	$18,227

        The provision for income taxes for each of the fiscal years ended March 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended March 31,
	2013	2012	2011
Current provision:
Federal	$3,390	$7,629	$(64)
State	1,002	607	149
Foreign	4,905	4,730	2,930

Total current provision	$9,297	$12,966	$3,015

Deferred (benefit) provision:
Federal	$(468)	$(6,042)	$(887)
State	(146)	(194)	(134)
Foreign	(1,222)	(319)	33

Total deferred (benefit) provision	$(1,836)	$(6,555)	$(988)

Total provision for income taxes	$7,461	$6,411	$2,027

        The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2013	2012	2011
Statutory tax rate	34.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S federal income tax effects	1.6	1.0	(0.4)
Benefit from foreign subsidiaries' tax holidays	(15.7)	(19.2)	(25.1)
Foreign rate difference	0.1	0.9	—
Permanent items	2.4	3.8	2.0
Other adjustments	(1.6)	3.7	0.6

Effective income tax rate	20.8%	24.2%	11.1%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        Deferred tax assets (liabilities) at March 31, 2013 and 2012 were as follows:

	March 31,
	2013	2012
Deferred revenue	$261	$131
Bad debt reserve	83	151
Tax credit carry forwards	5,003	3,830
Accrued expenses and reserves	8,187	7,238
Share-based compensation expense	3,214	2,905
Intangibles	2,232	1,887
Unrealized losses	781	2,286

Total deferred tax assets	$19,761	$18,428

Depreciation	(766)	(482)
Goodwill	(2,046)	(1,128)

Total deferred tax liabilities	(2,812)	(1,610)

Net deferred tax assets/liabilities	$16,949	$16,818

        At March 31, 2013 and 2012, all deferred tax liabilities are netted with the deferred tax assets by tax jurisdiction.

        The Company has revised the March 31, 2012 comparative consolidated balance sheet, consolidated statement of cash flows and the income tax footnote for adjustments of errors that are considered immaterial. The adjustments have no effect on the consolidated statements of income, comprehensive income and changes in stockholders' equity for the fiscal year ended March 31, 2012. Current deferred tax assets as at March 31, 2012 were increased by $4.8 million, prepaid expenses were increased by $1.2 million and income tax payable was increased by $1.4 million. Other long term assets were reduced by $4.6 million.

        The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. At March 31, 2013, the Company has $375 of US foreign tax credits which begin to expire in March 2022 and $4,628 of Indian Minimum Alternative Tax ("MAT") credits which begin to expire at various dates through 2023. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

        During the fiscal year ended March 31, 2013, the Company recorded $1,718 of net income tax benefit directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long term intercompany balances. During the fiscal year ended March 31, 2013, the Company recognized $759 of net income tax benefit directly in additional paid in capital related to net excess tax benefits of share-based compensation. The Company's Indian subsidiaries are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park ("STP"), which they operate. The Indian subsidiaries currently operate two STPs, one in Chennai and one in Hyderabad. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP tax holiday for the Chennai unit expired on

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

March 31, 2011. The taxable profit is taxed at the full statutory rate, currently at 32.45%. Further, the Company created a new unit in Bangalore (Export Oriented Unit) during the fiscal year ended March 31, 2011 and in Hyderabad (Special Economic Zone or "SEZ") during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and is building a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year March 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 2013. In addition, the Company has leased facilities in an SEZ designated locations in Hyderabad and Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 2009. In fiscal year ended March 2013, the Company leased a facility in an SEZ designated location in Bangalore, India which is eligible for tax holiday for up to 15 years beginning in the fiscal year ended March 2013. Based on the latest changes in tax laws, book profits of SEZ units are subject to MAT, commencing April 1, 2011, which will continue to negatively impact the Company's cash flows.

        In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and requires Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2013. During the fiscal year ended March 2013, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. As of March 31, 2013, we believe we met the job creation target. We have submitted the required support to the Board of Investment and are awaiting confirmation. At March 31, 2013, we believe the Company is eligible for the entire 12-year tax holiday.

        The effect of the India and Sri Lanka income tax holidays was to reduce the overall tax provision and increase both net income and diluted net income per share in the fiscal years ended March 31, 2013, 2012 and 2011 by $5,647, $5,064 and $4,565, respectively, and by $0.22, $0.20 and $0.18, respectively. The India STP tax holiday, which expired on March 31, 2011 for the Chennai STP, and expired on March 31, 2010 for the Hyderabad STP, increased net income and diluted net income per share in the fiscal years ended March 31, 2011 and 2010 by $954 and $1,564 and by $0.04 and $0.07 respectively.

        The Company intends to indefinitely reinvest all of its accumulated and future foreign earnings outside the United States. At March 31, 2013, the Company had $129 million of unremitted earnings from foreign subsidiaries and approximately $53 million of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings are dependent on circumstances existing if and when remittance occurs and is not practically determinable.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        Due to the geographical scope of the Company's operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact the Company's operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company's major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2011. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005.

        Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The total amount of unrecognized tax benefits that would reduce income tax expense and the effective income tax rate, if recognized, is $512, $1,179 and $293 as of March 31, 2013, 2012 and 2011, respectively. Although, it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company anticipates $4,364 of unrecognized tax benefits will reverse during the twelve month period ending March 31, 2014 due to settlement or expiration of statute of limitations on open tax years. Not all of these benefits are expected to have an impact on the effective tax rate as they are realized.

        The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2013	2012	2011
Balance as of beginning of the fiscal year	$5,957	$293	$1,015
Foreign currency translation related to prior year tax positions	—	7	43
Decreases related to prior year tax positions	(499)	—	(827)
Decreases related to prior year tax positions due to settlements or lapse in applicable statute of limitations	(947)	—	(66)
Increases related to prior year tax positions	312	5,657	128

Balance at end of the fiscal year	$4,823	$5,957	$293

        The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal year ended March 31, 2013 and March 2012, the Company expensed accrued interest and penalties of $145 and $711 respectively through income tax expense consistent with its prior positions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The amount of interest and penalties expensed in fiscal year 2011 was not material. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2013 and March 31, 2012 were $341 and $817, respectively.

        The Company has been under income tax examination in India. The Indian taxing authorities issued an assessment order with respect to their examination of the tax returns for the fiscal years ended March 31, 2004 to March 31, 2008 of the Company's Indian subsidiary, Virtusa (India) Private Ltd., or Virtusa India. At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2006 through 2008.

(14) Post-retirement Benefits

        The Company has noncontributory defined benefit plans (the "Benefit Plans") covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2013	2012	2011
Components of net periodic pension expense
Expected return on plan assets	$(188)	$(210)	$(147)
Service costs for benefits earned	452	502	363
Interest cost on projected benefit obligation	179	176	124
Amortization of prior service cost	11	—	—
Recognized net actuarial loss	92	105	52

Net periodic pension expense	$546	$573	$392

Actuarial assumptions

Year Ended March 31,
	2013	2012	2011
Discount rate	8.00% - 12.25%	8.50% - 11.00%	8.00% - 10.50%
Compensation increases (annual)	7.00% - 7.50%	7.00% - 7.50%	7.00% - 7.50%
Expected return on assets	8.50% - 13.13%	8.50% - 12.00%	8.50% - 14.00%

        The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2013 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

Accumulated benefit obligation and projected benefit obligation

	March 31,
	2013	2012
Accumulated benefit obligation	$1,664	$1,404

Projected benefit obligation:
Balance at April 1, 2012	$2,182	$2,178
Service cost	452	502
Interest cost	179	176
Actuarial (gain) loss	216	70
Benefits paid	(405)	(427)
Exchange rate adjustments	(44)	(317)

Balance at March 31, 2013	$2,580	$2,182

Fair value of plan assets

March 31, 2013
Balance at April 1, 2012	$2,010
Employer contributions	378
Actual gain on plan assets	229
Benefits paid	(405)
Exchange rate adjustments	(42)

Balance at March 31, 2013	$2,170

        The net projected benefit obligation is recorded in the consolidated balance sheets as "accrued employee compensation and benefits" at March 31, 2013 and March 31, 2012.

Plan asset allocation

	March 31, 2013
	Target Allocation	Actual Allocation
Government securities	40 - 50%	48%
Corporate debt	30 - 40%	38%
Other	1 - 20%	14%

        The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

Plan Assets

        The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2013
Government Bonds(1)	$1,040	$—	$1,040
Corporate Bonds(2)	835	—	835
Equity Shares and Others(3)	295	139	156

	$2,170	$139	$2,031

At March 31, 2012
Government Bonds(1)	$1,341	$—	$1,341
Corporate Bonds(2)	562	—	562
Equity Shares and Others(3)	107	38	69

	$2,010	$38	$1,972

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

Pension liability

	March 31,
	2013	2012
PBO	$2,580	$2,182
Fair value of plan assets	2,170	2,010

Funded status recognized	$410	$172
Amount recorded in accumulated other comprehensive income	$780	$702

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

        The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2014 is $100. The Company expects to contribute $411 to its gratuity plans during the fiscal year ending March 31, 2014.

        The pretax amounts of prior service cost recognized in accumulated other comprehensive income consists of:

	March 31,
	2013	2012	2011
Prior service cost (credit)	$(10)	$—	$101
Net amortization gain (loss)	82	—	—

Total	$72	$—	$101

Estimated future benefits payments

Fiscal year ending March 31:
2014	$505
2015	478
2016	569
2017	651
2018	741
2019 - 2022	$4,908

(15) 401(k) Plan

        The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the fiscal periods ended March 31, 2013 and 2012, the Company recorded $627 and $614 for the employer match, respectively. The Company's 401(k) Plan may be amended at the direction of the Company's Board of Directors to discontinue the safe harbor match program at any time.

        Effective January 1, 2011, the Company's subsidiary, InSource, froze its 401(k) Plan and all eligible employees can now participate in the Company's 401(k) Plan.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(16) Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows:

	March 31,
	2013	2012
Foreign currency translation adjustment	$(16,846)	$(13,037)
Net unrealized gains (losses) on available-for-sale investments, net of taxes	(3)	(8)
Transfer pricing mark to market	(72)	(72)
Unrealized losses on cash flow hedges, net of taxes	(1,013)	(4,524)
Pension plan adjustment	(780)	(702)

Accumulated other comprehensive loss	$(18,714)	$(18,343)

(17) Commitments, Contingencies and Guarantees

        The Company leases office space under operating leases, which expire at various dates through the year 2022. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

        Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2013 and thereafter are:

	Operating Leases	Capital Lease
Fiscal year ending March 31:
2014	4,876	13
2015	4,740	13
2016	4,854	11
2017	4,553	4
2018	2,637	—
2019 and thereafter	1,549	—

Total minimum lease payments	$23,209	$41

Less: amount representing interest		9

Present value of future lease payments		$32
Less: current portion		8

Long term capital lease obligation		$24

        Total rental expense for operating leases was approximately $5,367, $5,323 and $4,798 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Total amortization expenses for the assets purchased under capital leases were $6 for the fiscal year ended March 31, 2013. Amortization expenses for assets purchased under capital leases for the fiscal years ended March 31, 2012, 2011 were $483 and $517, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Commitments, Contingencies and Guarantees (Continued)

        The Company has deposits under lien of $49 against a bank guarantee issued by a bank in favor of Andhra Pradesh Industrial Infrastructure Corporation Limited which would be forfeited if the Company fails to meet certain hiring criteria with established timelines at its Hyderabad facility. This bank guarantee matured in March 2013 and subsequently renewed in April 2013.

        The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2013.

        The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2013.

        The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

(18) Derivative Financial Instruments and Trading Activities

        The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 36-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "U.K. Revenue and Cost Program" involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the U.K. Revenue and Cost Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in Consolidated Statement of Income under the same line item as the underlying exposure being hedged.

        Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Derivative Financial Instruments and Trading Activities (Continued)

line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal years ended March 31, 2013 or 2012.

        Changes in the fair value of the hedges for the Balance Sheet Program and the U.K. Revenue and Cost Program, if any, are recognized in the same line item as the underlying exposure being hedged and the ineffective portion of cash flow hedges, if any, is recognized as other income (expense). The Company values its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company's derivatives.

        The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $96,630 and $95,950 at March 31, 2013 and March 31, 2012, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,258 at March 31, 2013. At March 31, 2013, the maximum outstanding term of any derivative instrument was 33 months.

        The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2013 and March 31, 2012:

Derivatives designated as hedging instruments

	March 31, 2013	March 31, 2012
Foreign currency exchange contracts:
Other current assets	$884	$101
Other long-term assets	$415	$330
Accrued expenses and others	$2,142	$5,418
Long-term liabilities	$946	$1,819

        The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2013	March 31, 2012
Foreign currency exchange contracts	$(2,164)	$(9,341)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2013	March 31, 2012
Costs of revenue	$(4,608)	$(920)
Operating expenses	$(2,573)	$(501)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Derivative Financial Instruments and Trading Activities (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2013	March 31, 2012
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(704)	$(1,774)
	Revenue	$222	$(382)
	Costs of revenue	$(79)	$223
	Selling, general and administrative expenses	$(2)	$14

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

Geographic information:

        Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2013	2012	2011
Customer revenue:
North America	$251,219	$215,723	$162,528
Europe	65,863	49,839	45,065
Other	16,093	12,209	10,386

Consolidated revenue	$333,175	$277,771	$217,979

	March 31,
	2013	2012
Long-lived assets, net of accumulated depreciation and amortization:
North America	$53,228	$55,742
Asia	34,367	30,722
Europe	344	99

Consolidated long-lived assets, net	$87,939	$86,563

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Revenue	$89,949	$86,474	$80,535	$76,217	$74,231	$72,184	$70,311	$61,045
Costs of revenue	57,672	55,698	52,902	49,594	47,786	46,271	45,395	37,982

Gross profit	32,277	30,776	27,633	26,623	26,445	25,913	24,916	23,063
Operating expenses	22,858	21,634	20,204	19,754	19,378	19,335	19,449	18,276

Income from operations	9,419	9,142	7,429	6,869	7,067	6,578	5,467	4,787
Other income (expense)	945	574	241	1,240	922	780	445	400

Income before income tax expense (benefit)	10,364	9,716	7,670	8,109	7,989	7,358	5,912	5,187
Income tax expense (benefit)	1,272	2,312	1,907	1,970	2,191	1,764	1,224	1,232

Net income	$9,092	$7,404	$5,763	$6,139	$5,798	$5,594	$4,688	$3,955

Net income per share—Basic	$0.36	$0.30	$0.23	$0.25	$0.23	$0.23	$0.19	$0.16
Net income per share—Diluted	$0.35	$0.29	$0.23	$0.24	$0.23	$0.22	$0.18	$0.16

(21) Subsequent Events

        On April 18, 2013, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £2,317 (approximately $3,522) and will expire on various dates through June 28, 2013. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.52.

        On April 30, 2013, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 689,331 Indian rupees (approximately $12,022) and have an average settlement rate of 57.61 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 388,335 Indian rupees (approximately £4,354) and have an average settlement rate of 89.40 Indian rupees. These contracts will expire at various dates during the 36 month period ending on March 31, 2016. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on April 30, 2013 of $1.5507, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 57.40 Indian rupees per U.S. dollar.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2013. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on this assessment, our management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2013.

Item 11.    Executive Compensation.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2013.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2013.

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

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2013, 2012, and 2011

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2011	$700	$690	$(230)	$1,160
Year ended March 31, 2012	$1,160	$602	$(1,180)	$582
Year ended March 31, 2013	$582	$193	$(35)	$740

3.
Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
2.1		Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference).

2.2		Asset Purchase Agreement by and among the Company, ALaS Consulting LLC, a New York limited liability company, and the members thereof, dated as of July 1, 2011 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference).

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.2		Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	†	Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.6		Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.7	†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.8	†	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012 and incorporated herein by reference).

10.9	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.10	†	BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.11	†	Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 31, 2009 (previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.12	†	Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)

10.13	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.14	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.18	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.19	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.20		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.21	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.22	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.23		Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.24		Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.25	+	Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).

10.26		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).

10.27		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.28		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.29		Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.30	+	FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference).

10.31	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.32		Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.33		Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.34		Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.35		Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.36		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

10.37		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.38	†*	Professional Services Agreement by and between the Registrant and AIG Global Services, Inc., dated as of April 28, 2008.

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit No.		Exhibit Title
99.1		Financial Statements of ALaS Consulting LLC as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 (previously filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).

99.2		Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 2011 and Unaudited Pro Forma Condensed Combined Statements of Income for the three months ended June 30, 2011 and for the year ended March 31, 2011 (previously filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).

101	**	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of May, 2013.

VIRTUSA CORPORATION
By:	/s/ KRIS CANEKERATNE Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2013

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of May, 2013.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director

Signature	Title

/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI Al-Noor Ramji	Director

EXHIBIT INDEX

Exhibit No.		Exhibit Title
2.1		Asset Purchase Agreement by and among the Company, ConVista Consulting, LLC., a Virginia limited liability company, and the members thereof dated as of February 1, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed February 1, 2010, and incorporated herein by reference).

2.2		Asset Purchase Agreement by and among the Company, ALaS Consulting LLC, a New York limited liability company, and the members thereof, dated as of July 1, 2011 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference).

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.2		Fourth Amended and Restated Registration Rights Agreement by and among the Registrant and the Investors named therein, dated as of March 29, 2007 (previously filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	†	Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.6		Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.7	†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.8	†	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012 and incorporated herein by reference).

10.9	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.10	†	BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 29, 2007, as amended by Amendment Nos. 1-4 (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.11	†	Amendment No. 5 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of March 31, 2009 (previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.12	†	Amendment No. 6 to the BT Contract for the Provision of IT Services by and between Virtusa UK Limited and British Telecommunications plc, dated as of October 30, 2009 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed February 3, 2010, and incorporated herein by reference)

10.13	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.14	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.18	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.19	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.20		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.21	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.22	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.23		Fifth Amended and Restated Stockholders Agreement by and among the Registrant and the Stockholders named therein, dated as of March 29, 2007 (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.24		Agreement for Civil and Structural Works, including the General Conditions of the Contract by and between Virtusa (India) Private Limited and Shapoorji Pallionji & Company Limited, dated as of July 2, 2007 (previously filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.25	+	Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).

10.26		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of July 21, 2008 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed August 1, 2008, and incorporated herein by reference).

10.27		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.28		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.29		Stock Purchase Agreement by and among Registrant, InSource Holdings, Inc, David Shalaby and Michelle Shalaby, dated as of November 4, 2009 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 5, 2009, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.30	+	FY2011 Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2010, and incorporated herein by reference).

10.31	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.32		Credit Agreement dated as of July 30, 2010 by and among Registrant as Borrower, InSource Holdings, Inc. and InSource, LLC, as Loan Parties, JPMORGAN CHASE BANK, N.A., and JPMORGAN CHASE BANK, N.A as Administrative Agent (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.33		Negative Pledge Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.34		Pledge Agreement dated as of July 30, 2010 by and between Registrant and JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders which are parties to the Credit Agreement (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.35		Security Agreement dated as of July 30, 2010 by Registrant in favor of JPMORGAN CHASE BANK, N.A, as administrative agent for itself and for the Lenders a party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, filed July 30, 2010, and incorporated herein by reference).

10.36		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

10.37		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.38	†*	Professional Services Agreement by and between the Registrant and AIG Global Services, Inc., dated as of April 28, 2008.

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Exhibit No.		Exhibit Title
99.1		Financial Statements of ALaS Consulting LLC as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010 (previously filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).

99.2		Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 2011 and Unaudited Pro Forma Condensed Combined Statements of Income for the three months ended June 30, 2011 and for the year ended March 31, 2011 (previously filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K, filed September 15, 2011, and incorporated herein by reference).

101	**	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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