Form 10-Q
period 2013-06-30
VIRTUSA CORP
filed 2013-08-02
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 29, 2013:

Class	Number of Shares
Common Stock, par value $.01 per share	26,213,476

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	March 31, 2013
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$50,968	$57,199
Short-term investments	30,568	29,452
Accounts receivable, net of allowance of $1,206 and $740 at June 30, 2013 and March 31, 2013, respectively	75,185	68,612
Unbilled accounts receivable	15,972	15,702
Prepaid expenses	6,392	7,562
Deferred income taxes	8,842	7,674
Restricted cash	342	350
Other current assets	6,917	8,333
Total current assets	195,186	194,884
Property and equipment, net of accumulated depreciation of $26,551 and $26,618 at June 30, 2013 and March 31, 2013, respectively	34,406	36,775
Long-term investments	8,126	8,319
Deferred income taxes	9,319	9,275
Goodwill	35,472	35,472
Intangible assets, net	15,055	15,692
Other long-term assets	3,014	3,502
Total assets	$300,578	$303,919
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,005	$9,231
Accrued employee compensation and benefits	14,767	17,683
Accrued expenses and other current liabilities	20,691	17,811
Income taxes payable	2,951	4,509
Total current liabilities	45,414	49,234
Long-term liabilities	6,104	2,478
Total liabilities	51,518	51,712
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2013 and March 31, 2013; zero shares issued and outstanding at June 30, 2013 and March 31, 2013	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2013 and March 31, 2013; issued 27,381,886 and 27,033,818 shares at June 30, 2013 and March 31, 2013, respectively; outstanding 25,525,183 and 25,177,115 shares at June 30, 2013 and March 31, 2013, respectively	274	270
Treasury stock, 1,856,703 common shares, at cost, at June 30, 2013 and March 31, 2013, respectively	(9,652)	(9,652)
Additional paid-in capital	175,480	173,056
Retained earnings	114,769	107,247
Accumulated other comprehensive loss	(31,811)	(18,714)
Total stockholders’ equity	249,060	252,207
Total liabilities, undesignated preferred stock and stockholders’ equity	$300,578	$303,919

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2013	2012
Revenue	$90,489	$76,217
Costs of revenue	57,802	49,594
Gross profit	32,687	26,623
Operating expenses:
Selling, general and administrative expenses	23,758	19,754
Income from operations	8,929	6,869
Other income (expense):
Interest income	838	698
Foreign currency transaction gains	387	441
Other, net	(89)	101
Total other income	1,136	1,240
Income before income tax expense	10,065	8,109
Income tax expense	2,543	1,970
Net income	$7,522	$6,139
Net income per share of common stock:
Basic	$0.30	$0.25
Diluted	$0.29	$0.24

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2013	2012

Net income	$7,522	$6,139
Other comprehensive loss:
Foreign currency translation adjustments	(8,245)	(7,064)
Pension plan adjustment, net of tax	76	(8)
Unrealized loss on available-for-sale securities, net of tax	(18)	(2)
Unrealized loss on effective cash flow hedges, net of tax	(4,910)	(3,202)
Other comprehensive loss	(13,097)	(10,276)
Comprehensive loss	$(5,575)	$(4,137)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$7,522	$6,139
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,606	2,049
Share-based compensation expense	1,710	1,350
Provision for doubtful accounts	486	190
Gain on sale of property and equipment	(3)	(110)
Foreign currency gains, net	(387)	(441)
Excess tax benefits from stock option exercises	(1,783)	—
Net change in operating assets and liabilities:
Accounts receivable	(6,995)	447
Prepaid expenses and other current assets	1,625	263
Other long-term assets	(326)	(210)
Accounts payable	(2,524)	(3,267)
Accrued employee compensation and benefits	(4,842)	(5,146)
Accrued expenses and other current liabilities	(178)	10
Income taxes payable	1,310	1,035
Other long-term liabilities	(4)	65
Net cash (used in) provided by operating activities	(1,783)	2,374
Cash flows from investing activities:
Proceeds from sale of property and equipment	11	116
Purchase of short-term investments	(1,401)	(2,290)
Proceeds from sale or maturity of short-term investments	1,800	837
Purchase of long-term investments	(3,858)	(2,946)
Proceeds from sale or maturity of long-term investments	600	200
Increase in restricted cash	(10)	(306)
Purchase of property and equipment	(1,678)	(3,116)
Net cash used in investing activities	(4,536)	(7,505)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,293	132
Purchases of common stock	—	(1,408)
Principal payments on capital lease obligation	(5)	(1,018)
Excess tax benefits from stock option exercises	1,783	—
Net cash provided by (used in) financing activities	3,071	(2,294)
Effect of exchange rate changes on cash and cash equivalents	(2,983)	(2,501)
Net decrease in cash and cash equivalents	(6,231)	(9,926)
Cash and cash equivalents, beginning of period	57,199	58,105
Cash and cash equivalents, end of period	$50,968	$48,179

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an offshore delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Germany, Austria and Singapore and global delivery centers in Hyderabad, Chennai and Bangalore, India, Colombo, Sri Lanka, Budapest, Hungary and Kuala Lumpur, Malaysia.

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2013 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 29, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries: Virtusa (India) Private Limited, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited, organized and located in the United Kingdom; Virtusa Securities Corporation, a Massachusetts securities corporation; InSource Holdings, Inc., a company incorporated in the State of Connecticut; InSource LLC, a Connecticut limited liability company located in Connecticut; Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary; Virtusa Germany GmbH, organized and located in Germany; Virtusa Singapore Private Limited, organized and located in Singapore; Virtusa Malaysia Private Limited, organized and located in Malaysia; and Virtusa Austria GmbH, organized and located in Austria. All intercompany transactions and balances have been eliminated in consolidation.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At June 30, 2013 and March 31, 2013, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

	Three Months Ended June 30,
	2013	2012
Numerators:
Net income	$7,522	$6,139
Denominators:
Weighted average common shares outstanding	25,293,101	24,805,636
Dilutive effect of employee stock options and unvested restricted stock	841,511	660,141
Dilutive effect of stock appreciation rights	16,469	20,171
Weighted average shares-diluted	26,151,081	25,485,948
Net income per share-basic	$0.30	$0.25
Net income per share-diluted	$0.29	$0.24

During the three months ended June 30, 2013 and 2012, options to purchase 45,591 and 468,707 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At June 30, 2013 and March 31, 2013, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at June 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$8,261	$3	$(5)	$8,259
Non-current	6,831	—	(23)	6,808
Auction-rate securities:
Non-current	300	—	(2)	298
Agency and short-term notes:
Current	158	1	—	159
Non-current	1,020	—	—	1,020
Time deposits:
Current	22,150	—	—	22,150
Total available-for-sale securities	$38,720	$4	$(30)	$38,694

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
Agency and short-term notes:
Non-current	1,184	—	—	1,184
Time deposits:
Current	22,604	—	—	22,604
Total available-for-sale securities	$37,780	$7	$(16)	$37,771

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2013 and March 31, 2013 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$30,568	$—	$30,568
Available-for-sales securities—non-current	—	7,828	298	8,126
Foreign currency derivative contracts	—	1	—	1
Total assets	$—	$38,397	$298	$38,695
Liabilities:
Foreign currency derivative contracts	$—	$9,198	$—	$9,198
Total liabilities	$—	$9,198	$—	$9,198

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at June 30, 2013:

Level 3 Assets
Balance at April 1, 2013	$893
Auction-rate securities redeemed at par	(600)
Total unrealized gains:
Included in accumulated other comprehensive income	5
Balance at June 30, 2013	$298

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly, the U.K. pound sterling, the Indian rupee and the Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, durations and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 36-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 92 days designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The Company’s Balance Sheet Program and U.K. Revenue and Cost Program do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three month periods ended June 30, 2013 and 2012.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $109,426 and $96,630, at June 30, 2013 and March 31, 2013, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $4,672 at June 30, 2013. At June 30, 2013, the maximum outstanding term of any derivative instrument was 36 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2013 and March 31, 2013:

Derivatives designated as hedging instruments

	June 30, 2013	March 31, 2013
Foreign currency exchange contracts:
Other current assets	$1	$884
Other long-term assets	$—	$415
Accrued expenses and other current liabilities	$4,673	$2,142
Long-term liabilities	$4,525	$946

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2013 and 2012:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow	Three months June 30,
Hedging Relationships	2013	2012
Foreign currency exchange contracts	$(8,387)	$(6,521)

Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended June 30,
Portion)	2013	2012
Costs of revenue	$(594)	$(1,296)
Operating expenses	$(385)	$(740)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended June 30,
as Hedging Instrument	Recognized in Income on Derivatives	2013	2012
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(1,609)	$(1,236)
	Revenue	$(101)	$(17)
	Costs of revenue	$54	$15
	Selling, general and administrative expenses	$4	$1

(7) Income Taxes

The Company’s effective tax rate was 25.3% for the three months ended June 30, 2013, as compared to an effective tax rate of 24.3% for the three months ended June 30, 2012. The increase in the effective tax rate for three months ended June 30, 2013 is primarily due to the partial expiration of certain tax holidays.  The increased tax rate is partially offset by savings generated from new Special Economic Zone (“SEZ”) tax holiday incentives located in Bangalore, India and effective for the fiscal year ending March 31, 2014.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited (“Virtusa India”), is an export oriented company.  The Indian Income Tax Act of 1961 entitles taxpayers to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates.  Virtusa India operates two STPs, one in Chennai and one in Hyderabad, India.  The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011.  For the three months ended June 30, 2013 and 2012, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate of 34.0% and 32.5%, respectively.  In anticipation of, and to mitigate the impact of, the phase-out of the STP

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

tax holidays in Hyderabad and Chennai, India, the Company located new Indian operations in areas designated as a SEZ under the SEZ Act of 2005 through two operating subsidiaries, Virtusa Software Services Private Limited and Virtusa Consulting Services Private Limited. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years based on export income.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2013.  During the fiscal year ended March 31, 2013, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On June 12, 2013, the Board of Investment certified the Company has met required hiring and investment commitments to receive tax benefits for the period ended March 31, 2013. The Company is required to maintain such job additions through at least March 31, 2014 and receive annual certifications in order to receive future benefits. The Company believes it will continue to meet the job retention target. At June 30, 2013, the Company believes it is eligible for the entire 12-year tax holiday.

The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions, including those where the Company is enjoying tax holidays, for the applicable fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions or other discrete items required to be reported during interim periods. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to lower rates generally in jurisdictions in which the Company operates and tax holidays.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2013 and March 31, 2013, the total liability for unrecognized tax benefits was $4,799 and $4,823, respectively, of which a portion would negatively impact the annual effective rate, if realized.  Each year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2013 and June 30, 2012, the unrecognized tax benefits decreased by $24 and increased by $78, respectively.  The current quarter decrease is predominantly due to the expiration of tax statutes partially offset by increases for incremental interest on existing uncertain tax positions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  Recently, the Internal Revenue Service (“IRS”) conducted a routine audit of the Company’s fiscal years 2008 to 2011, pursuant to which the IRS made certain assessments.  In connection with the audit, during the fourth quarter of fiscal year 2013, the Company executed a settlement arrangement with the IRS for all periods under audit to close out the audit. The Company had fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at June 30, 2013. The Company’s U.S. tax return for fiscal year 2012 is currently under examination. In addition, tax returns for various years are under examination by tax authorities of foreign jurisdictions. Currently, several issues are at various levels of appeal with the Indian tax authorities. While it is difficult to predict the final outcome, the Company believes its reserves represent the most likely outcome and continues to evaluate all tax return positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings.  At June 30, 2013, the Company had $137.2 million of unremitted earnings from foreign subsidiaries and approximately $59.7 million of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(8) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2013	2012
Client revenue:
North America	$67,266	$59,782
Europe	18,339	13,431
Rest of world	4,884	3,004
Consolidated revenue	$90,489	$76,217

	June 30, 2013	March 31, 2013
Long-lived assets, net of accumulated depreciation and amortization:
United States	$52,884	$53,228
Asia	31,710	34,367
Europe	339	344
Consolidated long-lived assets, net	$84,933	$87,939

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended June 30,
	2013	2012
Customer 1	13.6%	14.9%
Customer 2	13.5%	12.0%
Customer 3	11.2%	10.2%

(9) Debt

On July 30, 2010, the Company entered into a $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which had an expiration date of July 31, 2013. The primary purpose of this credit agreement is to support the Company’s foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Advances under the credit agreement accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%.   On July 31, 2013, the Company entered into an amendment to its $3,000 credit agreement with JPMC to extend the expiration date until July 31, 2016 (See Note 12 below).

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the three months ended June 30, 2013, $5,837 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2013. No amounts were outstanding under the financing agreement at June 30, 2013, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(10) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments.  The following tables provide information regarding pension expense recognized:

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Components of net periodic pension cost
Service cost	$140	$114
Interest cost	54	45
Expected return on plan assets	(55)	(47)
Amortization of past service cost	3	3
Amortization of actuarial loss	23	1
Net periodic pension cost	$165	$116

The Company expects to contribute approximately $411 in cash to the pension plans during the fiscal year ending March 31, 2014. The Company made cash contributions of $351 to the plans during the three months ended June 30, 2013.

(11) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended June 30, 2013 and 2012:

	Foreign currency translation adjustments	Pension plan adjustment	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on effective cash flow hedges	Total
Balance at April 1, 2013	$(16,918)	$(780)	$(3)	$(1,013)	$(18,714)
Other comprehensive loss before reclassifications	(8,245)	50	(13)	(5,532)	(13,740)
Amounts reclassified from accumulated other comprehensive loss	—	26	(5)	622	643
Net other comprehensive loss	(8,245)	76	(18)	(4,910)	(13,097)
Balance at June 30, 2013	$(25,163)	$(704)	$(21)	$(5,923)	$(31,811)

The balance at June 30, 2013 includes a tax benefit of $3,321. Amounts reclassified from accumulated other comprehensive loss during the three months ended June 30, 2013 for unrealized losses on effective cash flow hedges consist of a loss of $594 recorded in costs of revenue, a loss of $385 recorded in operating expenses, offset by income tax benefits of $357.

	Foreign currency translation adjustments	Pension plan adjustment	Unrealized gain (loss) on available-for- sale securities	Unrealized gain (loss) on effective cash flow hedges	Total
Balance at April 1, 2012	$(13,109)	$(702)	$(8)	$(4,524)	$(18,343)
Other comprehensive loss before reclassifications	(7,064)	—	(2)	(4,549)	(11,615)
Amounts reclassified from accumulated other comprehensive loss	—	(8)	—	1,347	1,339
Net other comprehensive loss	(7,064)	(8)	(2)	(3,202)	(10,276)
Balance at June 30, 2012	$(20,173)	$(710)	$(10)	$(7,726)	$(28,619)

The balance at June 30, 2012 includes a tax benefit of $3,569. Amounts reclassified from accumulated other comprehensive loss during the three months ended June 30, 2012 for unrealized losses on effective cash flow hedges consist of a loss of $1,296 recorded in costs of revenue, a loss of $740 recorded in operating expenses, offset by income tax benefits of $689.

(12) Subsequent Events

On July 11, 2013 and July 17, 2013, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

£4,941 (approximately $7,460) and will expire on various dates during the period ending September 30, 2013. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.5095.

On July 31, 2013, the Company entered into an amendment to its $3,000 credit agreement with J.P. Morgan Chase Bank, N.A. to extend the expiration date until July 31, 2016. The primary purpose of this credit agreement is to support the Company’s foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Advances under the credit agreement accrue interest at an annual rate equal to LIBOR plus 2.5% or Prime Rate plus 2.5%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements as well as the impact of any acquisitions.  Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, the Netherlands, Germany, Austria and Singapore and global delivery centers in Hyderabad, Chennai and Bangalore, India, Colombo, Sri Lanka, Kuala Lumpur, Malaysia and Budapest, Hungary. At June 30, 2013, we had 6,877 employees, or team members.

In the three months ended June 30, 2013, our revenue increased by 19% to $90.5 million, compared to $76.2 million in the three months ended June 30, 2012.

In the three months ended June 30, 2013, net income increased by 23% to $7.5 million, as compared to $6.1 million in the three months ended June 30, 2012.

The increase in revenue for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily resulted from:

•                  Broad based revenue growth among our clients existing at June 30, 2012, particularly our top ten clients collectively

•                  Broad based revenue growth from all of our industry groups, led by clients in our banking, financial services and insurance (“BFSI”) industry group

•                  Broad based growth in all geographies, led by North America and Europe

The key drivers of the increase in our net income for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, were as follows:

•                  Higher revenue contribution from new and existing clients

•                  Increase in gross profit, partially offset by higher operating costs including an increased investment in our sales and business development organization and facilities to support our growth

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2013 and 2012, 92% and 91%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature.  For the three months ended June 30, 2013, our application outsourcing and consulting revenue represented 57% and 43%, respectively, of our total revenue as compared to 58% and 42%, respectively, for the three months ended June 30, 2012.

In the three months ended June 30, 2013, our European revenue increased by 37%, or $4.9 million, to $18.3 million, or 20% of total revenue, from $13.4 million, or 18% of total revenue in the three months ended June 30, 2012. The increase for the three months ended June 30, 2013 is primarily due to the strength of two of our largest clients in Europe.

Our gross profit increased by $6.1 million to $32.7 million for the three months ended June 30, 2013, as compared to $26.6 million in the three months ended June 30, 2012. The increase in gross profit during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily due to higher revenue and increased utilization, partially offset by increased cost of revenue, which includes increases in the number of IT professionals.  As a percentage of revenue, gross margin was 36.1% and 34.9% in the three months ended June 30, 2013 and 2012, respectively. The increase in gross margin for the three months ended June 30, 2013 was primarily due to higher revenue and depreciation in the Indian rupee, partially offset by increased compensation costs related to an increase in the number of IT professionals.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 21% and 14% of total revenue and revenue from time-and-materials contracts represented 79% and 86% for the three months ended June 30, 2013 and 2012, respectively. The increase in revenue earned from fixed-price contracts in the three months ended June 30, 2013 primarily reflects our client preferences.

From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.  We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, or through debt or equity financings, although we cannot assure you that any such additional financing will be available at terms favorable to us, or at all.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2013, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 18.5%. Our attrition rate at June 30, 2013 reflects a lower rate of voluntary attrition as compared to the corresponding prior year period and is approaching our long-term goal.  Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee and Sri Lankan rupee against the U.S. dollar and U.K. pound sterling, as well as the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rate changes on our foreign operations and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also could reduce the positive impact of a weaker Indian rupee or stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

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

Results of operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The following table presents an overview of our results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		$	%
(dollars in thousands)	2013	2012	Change	Change
Revenue	$90,489	$76,217	$14,272	18.7%
Costs of revenue	57,802	49,594	8,208	16.6%
Gross profit	32,687	26,623	6,064	22.8%
Operating expenses	23,758	19,754	4,004	20.3%
Income from operations	8,929	6,869	2,060	30.0%
Other income (expense)	1,136	1,240	(104)	(8.4)%
Income before income tax expense	10,065	8,109	1,956	24.1%
Income tax expense	2,543	1,970	573	29.1%
Net income	$7,522	$6,139	$1,383	22.5%

Revenue

Revenue increased by 18.7%, or $14.3 million, from $76.2 million during the three months ended June 30, 2012 to $90.5 million in the three months ended June 30, 2013. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of June 30, 2012 and also the result of continued broad based revenue growth from all of our industry groups, led by growth in our BFSI industry group. Revenue from North American clients in the three months ended June 30, 2013 increased by $7.5 million, or 12.5%, as compared to the three months ended June 30, 2012, due to expansion of our existing clients including our top ten clients. Revenue from European clients increased by $4.9 million, or 36.5%, as compared to the three months ended June 30, 2012, led by growth in our two largest European clients. We had 95 active clients at June 30, 2013, as compared to 91 active clients at June 30, 2012.

Costs of revenue

Costs of revenue increased from $49.6 million in the three months ended June 30, 2012 to $57.8 million in the three months ended June 30, 2013, an increase of $8.2 million, or 16.6%. The increase in cost of revenue was primarily driven by an increase of $7.9 million in compensation costs for our IT professionals. At June 30, 2013, we had 6,279 IT professionals as compared to 5,348 at June 30, 2012.

As a percentage of revenue, cost of revenue decreased from 65.1% for the three months ended June 30, 2012 to 63.9% for three months ended June 30, 2013. This was due primarily to a higher utilization rate for our IT professionals, depreciation of the Indian rupee and a decrease in the percentage of work performed onsite for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Gross profit

Our gross profit increased by $6.1 million, or 22.8%, to $32.7 million for the three months ended June 30, 2013 as compared to $26.6 million for the three months ended June 30, 2012 due to a higher revenue base and increased utilization, depreciation of the Indian rupee and a decrease in percentage of work performed onsite.  As a percentage of revenue, our gross profit was 36.1% and 34.9% in the three months ended June 30, 2013 and 2012, respectively.

Operating expenses

Operating expenses increased from $19.8 million in the three months ended June 30, 2012 to $23.8 million in the three months ended June 30, 2013, an increase of $4.0 million, or 20.3%. The increase in our operating expenses in the three months ended June 30, 2013 was primarily due to an increase of $1.7 million in compensation expense related to the impact of the timing of annual compensation increases and an increased number of sales and business development personnel, a $1.6 million increase in facility expenses and a $0.3 million increase in professional expenses. As a percentage of revenue, our operating expenses increased to 26.3% in the three months ended June 30, 2013 as compared to 25.9% in the three months ended June 30, 2012.

Income from operations

Income from operations increased by 30.0%, from $6.9 million in the three months ended June 30, 2012 to $8.9 million in the three months ended June 30, 2013. As a percentage of revenue, income from operations increased from 9.0% in the three months ended June 30, 2012 to 9.9% in the three months ended June 30, 2013, primarily due to higher gross margins.

Other income (expense)

Other income (expense) decreased from $1.2 million in the three months ended June 30, 2012 to $1.1 million in the three months ended June 30, 2013. This decrease is primarily attributed to an increase of foreign currency transaction losses in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Income tax expense

Income tax expense increased by $0.5 million, from $2.0 million in the three months ended June 30, 2012 to $2.5 million in the three months ended June 30, 2013. Our effective tax rate increased from 24.3% for the three months ended June 30, 2012 to 25.3% for the three months ended June 30, 2013.  The increase in the effective tax rate was primarily driven by the partial expiration of certain SEZ tax holidays in India, partially offset by new SEZ holiday benefits. The increase in income tax expense of $0.5 million reflects increased taxable income and an increase in the effective tax rate in the three months ended June 30, 2013.

Net income

Net income increased by 22.5%, from $6.1 million in the three months ended June 30, 2012 to $7.5 million in the three months ended June 30, 2013 due primarily to higher operating profits.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On July 30, 2010, we entered into a $3.0 million credit agreement with J.P. Morgan Chase Bank, N.A. (“JPMC”) which had an expiration date of July 31, 2013. The primary purpose of this credit agreement is to support our foreign currency hedging programs. The credit agreement is secured by a grant of a security interest in our U.S. assets in favor of JPMC as well as other collateral. The agreement contains financial and reporting covenants and limitations. At June 30, 2013, there were no amounts outstanding under this credit agreement and we are in compliance with all covenants. On July 31, 2013, the Company entered into an amendment to its $3,000 credit agreement with JPMC to extend the expiration date until July 31, 2016 (See Note 12 to the notes to our consolidated financial statements included in this Quarterly Report).

At June 30, 2013, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2013, we sold $5.8 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2013. No amounts were due under the financing agreement at June 30, 2013, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2013	2012
Net cash (used in) provided by operating activities	$(1,783)	$2,374
Net cash used for investing activities	(4,536)	(7,505)
Net cash provided by (used in) financing activities	3,071	(2,294)
Effect of exchange rate changes on cash	(2,983)	(2,501)
Net decrease in cash and cash equivalents	(6,231)	(9,926)
Cash and cash equivalents, beginning of period	57,199	58,105
Cash and cash equivalents, end of period	$50,968	$48,179

Operating activities

Net cash used in operating activities was $1.8 million during the three months ended June 30, 2013 as compared to $2.4 million provided by operating activities during the three months ended June 30, 2012. This decrease was primarily attributable to an increase in working capital of $4.6 million, primarily driven by an increase in days sales outstanding from 77 days at June 30, 2012 to 91 days at June 30, 2013 or $7.1 million, a decreased change in other long-term assets and liabilities of $0.2 million and excess tax benefits from stock option exercises of $1.8 million.  These were partially offset by an increase in net income of $1.4 million, an increased change in income tax payable of $0.3 million, an increased change in prepaid and other current assets of $1.4 million, an increased change in depreciation and share based compensation of $1.0 million.

Investing activities

Net cash used in investing activities was $4.5 million during the three months ended June 30, 2013 as compared to $7.5 million during the three months ended June 30, 2012. The change was primarily due to the net increases in the proceeds of investments of $1.3 million and a decrease in the purchase of property and equipment of $1.4 million.

Financing activities

Net cash provided by financing activities was $3.1 million during the three months ended June 30, 2013 as compared to cash used in financing activities of $2.3 million during the three months ended June 30, 2012. The increase in cash provided is primarily due to an increase in excess tax benefits from the stock options exercises of $1.8 million, an increase in proceeds from the exercise of common stock options of $1.2 million, a decrease in principal payments on capital lease obligations of $1.0 million and a decrease in the purchase of common stock of $1.4 million.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have a foreign currency cash flow hedging program designed to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Qualitative and Quantitative Disclosures about Market Risk.” The program contemplates a partially hedged position of the Indian rupee for a rolling twelve-quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued additional guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of operations. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of operations or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. We adopted this standard on April 1, 2013. The adoption of this standard affects financial statement presentation only and has no effect on our financial condition or consolidated results of operations.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The updated accounting guidance is effective for fiscal years beginning after December 15, 2013.  We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the first three months of our fiscal year ending March 31, 2014 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at June 30, 2013 was $109.4 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at June 30, 2013. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At June 30, 2013, we had $89.7 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the Securities and Exchange Commission, on May 29, 2013 (the “Annual Report”), which could materially affect our business, financial condition or future results. During the quarterly periods covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended June 30, 2013, we withheld an aggregate of 98,338 shares of restricted stock at a price of $23.99 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
10.1*

Master Reaffirmation and Amendment No. 1 to Loan Documents dated as of July 31, 2013 by and among Virtusa Corporation, Insource Holdings, Inc., InSource LLC, JPMORGAN CHASE BANK, N.A., as a Lender and JPMORGAN CHASE BANK, N.A. as the Administrative Agent.

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 2, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2013 (Unaudited) and March 31, 2013
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation
Date: August 2, 2013	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1*

Master Reaffirmation and Amendment No. 1 to Loan Documents dated as of July 31, 2013 by and among Virtusa Corporation, Insource Holdings, Inc., InSource LLC, JPMORGAN CHASE BANK, N.A., as a Lender and JPMORGAN CHASE BANK, N.A. as the Administrative Agent.

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the SEC on August 2, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2013 (Unaudited) and March 31, 2013
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2013 and June 30, 2012 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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