Form 10-Q
period 2013-09-30
VIRTUSA CORP
filed 2013-11-06
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 30, 2013:

Class	Number of Shares
Common Stock, par value $.01 per share	26,474,505

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	March 31, 2013
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$64,939	$57,199
Short-term investments	37,262	29,452
Accounts receivable, net of allowance of $1,322 and $740 at September 30, 2013 and March 31, 2013, respectively	64,295	68,612
Unbilled accounts receivable	17,194	15,702
Prepaid expenses	9,920	7,562
Deferred income taxes	9,515	7,674
Restricted cash	6	350
Other current assets	6,402	8,333
Total current assets	209,533	194,884
Property and equipment, net of accumulated depreciation of $27,336 and $26,618 at September 30, 2013 and March 31, 2013, respectively	32,909	36,775
Long-term investments	8,155	8,319
Deferred income taxes	6,408	9,275
Goodwill	35,472	35,472
Intangible assets, net	14,696	15,692
Other long-term assets	2,916	3,502
Total assets	$310,089	$303,919
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,762	$9,231
Accrued employee compensation and benefits	19,486	17,683
Accrued expenses and other current liabilities	22,807	17,811
Income taxes payable	1,463	4,509
Total current liabilities	50,518	49,234
Long-term liabilities	8,302	2,478
Total liabilities	58,820	51,712
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2013 and March 31, 2013; zero shares issued and outstanding at September 30, 2013 and March 31, 2013	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2013 and March 31, 2013; issued 27,462,421 and 27,033,818 shares at September 30, 2013 and March 31, 2013, respectively; outstanding 25,605,718 and 25,177,115 shares at September 30, 2013 and March 31, 2013, respectively	275	270
Treasury stock, 1,856,703 common shares, at cost, at September 30, 2013 and March 31, 2013, respectively	(9,652)	(9,652)
Additional paid-in capital	177,187	173,056
Retained earnings	122,247	107,247
Accumulated other comprehensive loss	(38,788)	(18,714)
Total stockholders’ equity	251,269	252,207
Total liabilities, undesignated preferred stock and stockholders’ equity	$310,089	$303,919

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue	$94,301	$80,535	184,790	$156,752
Costs of revenue	60,503	52,902	118,305	102,496
Gross profit	33,798	27,633	66,485	54,256
Operating expenses:
Selling, general and administrative expenses	24,022	20,204	47,780	39,958
Income from operations	9,776	7,429	18,705	14,298
Other income (expense):
Interest income	846	754	1,602	1,469
Foreign currency transaction losses	(959)	(490)	(573)	(49)
Other, net	218	(23)	212	61
Total other income (expense)	105	241	1,241	1,481
Income before income tax expense	9,881	7,670	19,946	15,779
Income tax expense	2,403	1,907	4,946	3,877
Net income	$7,478	$5,763	$15,000	$11,902
Net income per share of common stock:
Basic	$0.29	$0.23	$0.59	$0.48
Diluted	$0.28	$0.23	$0.57	$0.47

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Net income	$7,478	$5,763	$15,000	$11,902
Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,683)	$5,729	$(10,928)	$(1,335)
Pension plan adjustment	67	(8)	143	(16)
Unrealized gain (loss) on available-for-sale securities, net of tax	21	15	3	13
Unrealized (loss) gain on effective cash flow hedges, net of tax	(4,382)	5,004	(9,292)	1,802
Other comprehensive income (loss)	$(6,977)	$10,740	$(20,074)	$464
Comprehensive income (loss)	$501	$16,503	$(5,074)	$12,366

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$15,000	$11,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,153	4,160
Share-based compensation expense	3,530	2,620
Provision for doubtful accounts	639	440
Loss (gain) on sale of property and equipment	19	(110)
Foreign currency losses, net	573	49
Excess tax benefits from stock option exercises	(1,783)	—
Net change in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	2,920	(9,363)
Prepaid expenses and other current assets	(1,563)	(58)
Other long-term assets	(317)	(932)
Accounts payable	(2,332)	(2,921)
Accrued employee compensation and benefits	(663)	(3,929)
Accrued expenses and other current liabilities	(2,826)	(828)
Income taxes payable	3,680	1,580
Other long-term liabilities	(125)	167
Net cash provided by operating activities	21,905	2,777
Cash flows from investing activities:
Proceeds from sale of property and equipment	56	116
Purchase of short-term investments	(9,104)	(5,918)
Proceeds from sale or maturity of short-term investments	2,893	4,356
Purchase of long-term investments	(4,886)	(5,837)
Proceeds from sale or maturity of long-term investments	600	1,050
Decrease in restricted cash	322	2,423
Business acquisition	—	(2,775)
Purchase of property and equipment	(3,487)	(5,447)
Net cash used in investing activities	(13,606)	(12,032)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,675	613
Purchases of common stock	—	(1,408)
Principal payments on capital lease obligation	(9)	(1,018)
Excess tax benefits from stock option exercises	1,783	—
Net cash provided by (used in) financing activities	3,449	(1,813)
Effect of exchange rate changes on cash and cash equivalents	(4,008)	(441)
Net increase (decrease) in cash and cash equivalents	7,740	(11,509)
Cash and cash equivalents, beginning of period	57,199	58,105
Cash and cash equivalents, end of period	$64,939	$46,596

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses a global delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Germany, Austria and Singapore and global delivery centers in Hyderabad, Chennai, Bangalore and Pune, India, Colombo, Sri Lanka, Budapest, Hungary, Kuala Lumpur, Malaysia and Manila, Philippines.

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

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries: Virtusa (India) Private Limited, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited, organized and located in the United Kingdom; Virtusa Securities Corporation, a Massachusetts securities corporation; InSource Holdings, Inc., a company incorporated in the State of Connecticut; InSource LLC, a Connecticut limited liability company located in Connecticut; Virtusa International, B.V., organized and located in the Netherlands; Virtusa Hungary Kft., organized and located in Hungary; Virtusa Germany GmbH, organized and located in Germany; Virtusa Switzerland GmbH, organized and located in Switzerland; Virtusa Singapore Private Limited, organized and located in Singapore; Virtusa Malaysia Private Limited, organized and located in Malaysia; Virtusa Philippines Inc., organized and located in the Philippines and Virtusa Austria GmbH, organized and located in Austria. All intercompany transactions and balances have been eliminated in consolidation.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At September 30, 2013 and March 31, 2013, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Numerators:
Net income	$7,478	$5,763	$15,000	$11,902
Denominators:
Weighted average common shares outstanding	25,553,237	24,886,477	25,423,169	24,846,056
Dilutive effect of employee stock options and unvested restricted stock	741,771	613,474	791,640	636,807
Dilutive effect of stock appreciation rights	14,390	18,289	15,430	19,230
Weighted average shares-diluted	26,309,398	25,518,240	26,230,239	25,502,093
Net income per share-basic	$0.29	$0.23	$0.59	$0.48
Net income per share-diluted	$0.28	$0.23	$0.57	$0.47

During the three and six months ended September 30, 2013, options to purchase 26,204 and 71,795 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended September 30, 2012, options to purchase 586,191 and 527,449 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At September 30, 2013 and March 31, 2013, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. The Company used a fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following is a summary of investment securities at September 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$8,125	$4	$(2)	$8,127
Non-current	6,847	1	(7)	6,841
Auction-rate securities:
Non-current	300	—	(3)	297
Agency and short-term notes:
Current	156	—	—	156
Non-current	1,016	1	—	1,017
Time deposits:
Current	28,979	—	—	28,979
Total available-for-sale securities	$45,423	$6	$(12)	$45,417

The following is a summary of investment securities at March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,846	$4	$(2)	$6,848
Non-current	6,246	3	(7)	6,242
Auction-rate securities:
Non-current	900	—	(7)	893
Agency and short-term notes:
Non-current	1,184	—	—	1,184
Time deposits:
Current	22,604	—	—	22,604
Total available-for-sale securities	$37,780	$7	$(16)	$37,771

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2013 and March 31, 2013 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not that the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$37,262	$—	$37,262
Available-for-sales securities—non-current	—	7,858	297	8,155
Total assets	$—	$45,120	$297	$45,417
Liabilities:
Foreign currency derivative contracts	$—	$15,407	$—	$15,407
Total liabilities	$—	$15,407	$—	$15,407

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at September 30, 2013:

Level 3 Assets
Balance at April 1, 2013	$893
Auction-rate securities redeemed at par	(600)
Total unrealized gains:
Included in accumulated other comprehensive income	4
Balance at September 30, 2013	$297

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly, the U.K. pound sterling, the Indian rupee and the Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, durations and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 36-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 92 days and is designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The Company’s Balance Sheet Program and U.K. Revenue and Cost Program do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the six month periods ended September 30, 2013 and 2012.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $89,658 and $96,630, at September 30, 2013 and March 31, 2013, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $8,721 at September 30, 2013. At September 30, 2013, the maximum outstanding term of any derivative instrument was 33 months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2013 and March 31, 2013:

Derivatives designated as hedging instruments

	September 30, 2013	March 31, 2013
Foreign currency exchange contracts:
Other current assets	$—	$884
Other long-term assets	$—	$415
Accrued expenses and other current liabilities	$8,721	$2,142
Long-term liabilities	$6,686	$946

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended September 30,		Six months ended September 30,
Hedging Relationships	2013	2012	2013	2012
Foreign currency exchange contracts	$(8,579)	$4,682	$(16,965)	$(1,839)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended September 30,		Six months ended September 30,
Portion)	2013	2012	2013	2012
Costs of revenue	$(1,463)	$(1,514)	$(2,057)	$(2,810)
Operating expenses	$(905)	$(804)	$(1,290)	$(1,544)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended September 30,		Six months ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2013	2012	2013	2012
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(1,845)	$762	$(3,454)	$(475)
	Revenue	$(379)	$(132)	$(480)	$(149)
	Costs of revenue	$130	$90	$184	$105
	Selling, general and administrative expenses	$17	$10	$21	$11

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(7) Income Taxes

The Company’s effective tax rate was 24.3% and 24.8% for the three and six months ended September 30, 2013, as compared to an effective tax rate of 24.9% and 24.6% for the three and six months ended September 30, 2012. The decrease in the effective tax rate for three months ended September 30, 2013 was primarily due to certain discrete tax benefits recognized during the period.  The marginal increase in the effective tax rate for the six months ended September 30, 2013 was due to the partial expiration of certain Special Economic Zone (SEZ) tax holidays, partially offset by savings generated from new SEZ tax holiday incentives located in Bangalore, India and effective for the fiscal year ending March 31, 2014.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited (“Virtusa India”), is an export oriented company.  The Indian Income Tax Act of 1961 entitles taxpayers to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates.  Virtusa India operates two STPs, one in Chennai and one in Hyderabad, India.  The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011.  For the three and six months ended September 30, 2013 and 2012, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate of 34.0% and 32.5%, respectively.  In anticipation of, and to mitigate the impact of, the phase-out of the STP tax holidays in Hyderabad and Chennai, India, the Company located new Indian operations in areas designated as a SEZ under the SEZ Act of 2005 through two operating subsidiaries, Virtusa Software Services Private Limited and Virtusa Consulting Services Private Limited. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years based on export income.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2013.  During the fiscal year ended March 31, 2013, the Company fulfilled its hiring and investment commitments and is eligible for tax holiday benefits through March 2019. The current agreement provides income tax exemption for all export business income. On June 12, 2013, the Sri Lankan Board of Investment (“BOI”) certified the Company has met required hiring and investment commitments to receive tax benefits for the fiscal year ended March 31, 2013. The BOI requires the Company to maintain such job additions through at least March 31, 2014 and receive annual certifications in order to receive future benefits. The Company believes it will continue to meet the job retention target. At September 30, 2013, the Company believes it is eligible for the entire 12-year tax holiday.

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

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2013 and March 31, 2013, the total liability for unrecognized tax benefits was $939 and $4,823, respectively, of which, a portion would impact the annual effective rate, if realized.  Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the six months ended September 30, 2013, the unrecognized tax benefits decreased by $3,884.  The decrease in the unrecognized tax benefits during the six months ended September 30, 2013 is due to filing a change in accounting method for tax purposes requiring presentation as a deferred tax liability.  The decrease in unrecognized tax benefits had no impact on the statement of operations.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  Recently, the IRS conducted a routine audit of the Company’s fiscal years 2008 to 2011, pursuant to which the IRS made certain assessments.  In connection with the audit, during the fourth quarter of fiscal year 2013, the Company executed a settlement arrangement with the IRS for all periods under audit to close out the audit. The Company had fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at September 30, 2013.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The Company’s U.S. tax return for fiscal year 2012 is currently under examination. In addition, tax returns for various fiscal years are under examination by tax authorities of foreign jurisdictions. Currently, several issues are at various levels of appeal with the Indian tax authorities or tribunal court. While it is difficult to predict the final outcome, the Company believes its reserves represent the most likely outcome and continues to evaluate all tax return positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings.  At September 30, 2013, the Company had $144.8 million of unremitted earnings from foreign subsidiaries and approximately $72.5 million of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(8) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Client revenue:
North America	$67,740	$63,353	$135,006	$123,135
Europe	21,484	13,751	39,823	27,182
Rest of world	5,077	3,431	9,961	6,435
Consolidated revenue	$94,301	$80,535	$184,790	$156,752

	September 30, 2013	March 31, 2013
Long-lived assets, net of accumulated depreciation and amortization:
United States	$52,283	$53,228
Asia	30,119	34,367
Europe	675	344
Consolidated long-lived assets, net	$83,077	$87,939

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Customer 1	13.7%	12.1%	13.6%	12.0%
Customer 2	12.6%	9.2%	11.9%	9.7%
Customer 3	9.7%	15.1%	11.6%	15.0%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(9) Debt

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

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the six months ended September 30, 2013, $14,849 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2013. No amounts were outstanding under the financing agreement at September 30, 2013, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(10) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments.  The following tables provide information regarding pension expense recognized:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic pension cost
Service cost	$128	$112	$268	$226
Interest cost	50	44	104	89
Expected return on plan assets	(51)	(46)	(106)	(93)
Amortization past service cost	2	3	5	6
Amortization of actuarial loss	22	1	45	3
Net periodic pension cost	$151	$114	$316	$231

The Company expects to contribute approximately $411 in cash to the pension plans during the fiscal year ending March 31, 2014. During the six months ended September 30, 2013, the Company made cash contributions of $411 towards its plan for the fiscal year ended March 31, 2013 and $323 towards the plan for the fiscal year ended March 31, 2014.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(11) Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Investment securities
Beginning balance	$(21)	$(10)	$(3)	$(8)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0 for all periods	21	14	(3)	11
Reclassifications from OCI to other income — net of tax of $0 for all periods	—	1	6	2
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	21	15	3	13

Closing Balance	$—	$5	$—	$5

Currency Translation Adjustments
Beginning balance	$(25,163)	$(20,173)	$(16,918)	$(13,109)
OCI before reclassifications	(2,683)	5,729	(10,928)	(1,335)

Closing Balance	$(27,846)	$(14,444)	$(27,846)	$(14,444)

Cash Flow Hedges
Beginning balance	$(5,923)	$(7,726)	$(1,013)	$(4,524)
OCI before reclassifications net of tax of $(2,647), $1,384, $(5,503) and $(405)	(5,932)	3,298	(11,462)	(1,434)
Reclassifications from OCI to
- Costs of revenue, net of tax of $505, $398, $724 and $720	958	1,116	1,333	2,090
- Selling, general and administrative expenses, net of tax of $313, $214, $454 and $398	592	590	837	1,146
Comprehensive income (loss) on cash flow hedges, net of tax of $(1,829), $1,996, ($4,326) and $717	(4,382)	5,004	(9,292)	1,802

Closing Balance	$(10,305)	$(2,722)	$(10,305)	$(2,722)

Benefit plans
Beginning balance	$(704)	$(710)	$(780)	$(702)
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2	4	4
- Selling, general and administrative expenses, net of tax of $0 for all periods	1	1	2	2

Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	17	(8)	35	(15)
- Selling, general and administrative expenses, net of tax of $0 for all periods	5	(3)	10	(7)
Other adjustments	42	—	92	—
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	67	(8)	143	(16)

Closing Balance	$(637)	$(718)	$(637)	$(718)
Accumulated other comprehensive income (loss) at September 30, 2013	$(38,788)	$(17,879)	$(38,788)	$(17,879)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(12) Subsequent Events

On November 1, 2013, the Company acquired the business and assets of OSB Consulting LLC, a New Jersey limited liability company (“OSB”), pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among  OSB and the sole member of OSB (the “Sole Member”), dated as of November 1, 2013.   The acquisition of OSB extends the Company’s service offerings to include a broader set of finance transformation services in the financial services and insurance domains, to existing and new clients, including service offerings targeted to enable clients to automate their finance and accounting processes, reporting capabilities, including SAP based capabilities, and regulatory compliance programs.

The purchase price was approximately $7.0 million in cash. Approximately 10% of the purchase price is subject to a hold back by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $6.0 million in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015.

Under the terms of the Asset Purchase Agreement, the Company agreed to offer employment to all of the employees of OSB, including certain key employees and the sole member of OSB.

On October 29, 2013, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 657,369 Indian rupees (approximately $9,784) and have an average settlement rate of 67.25 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 471,798, Indian rupees (approximately £4,383) and have an average settlement rate of 108.00 Indian rupees. These contracts will expire at various dates during the 36 month period ending on September 30, 2016.

On October 1, 2013 the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £4,177 (approximately $6,733) and will expire on various dates during the period ending December 31, 2013. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.612.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements as well as the impact of any acquisitions.  Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Austria, and Singapore and global delivery centers in Hyderabad, Chennai, Bangalore and Pune, India, Colombo, Sri Lanka, Budapest, Hungary, Kuala Lumpur, Malaysia and Manila, Philippines. At September 30, 2013, we had 7,111 employees, or team members.

In the three months ended September 30, 2013, our revenue increased by 17% to $94.3 million, compared to $80.5 million in the three months ended September 30, 2012. In the six months ended September 30, 2013, our revenue increased by 18% to $184.8 million, compared to $156.8 million in the six months ended September 30, 2012.

In the three months ended September 30, 2013, net income increased by 30% to $7.5 million, as compared to $5.8 million in the three months ended September 30, 2012. Net income increased by 26% to $15.0 million in the six months ended September 30, 2013, as compared to $11.9 million in the six months ended September 30, 2012.

The increase in revenue for the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, primarily resulted from:

•                  Broad based revenue growth among our clients existing at September 30, 2012

•                  Broad based revenue growth from all of our industry groups, led by clients in our financial services and insurance and communication and technology industry groups

•                  Broad based growth in all geographies, led by Europe

The key drivers of the increase in our net income for the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, were as follows:

•                  Higher revenue contribution from existing clients

•                  Increase in gross profit, partially offset by higher operating costs including an increased investment in our sales and business development organization and facilities to support our growth

•                  Further offset by foreign currency transaction losses related to the depreciation of the Indian rupee

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2013, 90% of our revenue was derived from clients who had been using our services for more than one year as compared to 89% for the three months ended September 30, 2012. During the six months ended September 30, 2013, 91% of our revenue was derived from clients who had been using our services for more than one year as compared to 90% for the six months ended September 30, 2012. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended September 30, 2013, our application outsourcing and consulting revenue represented 55% and 45% respectively, of our total revenue as compared to 57% and 43%, respectively, for the three months ended September 30, 2012.  For the six months ended September 30, 2013, our application outsourcing and consulting revenue represented 56% and 44%, respectively, of our total revenue as compared to 57% and 43%, respectively, for the six months ended September 30, 2012.

In the three months ended September 30, 2013, our European revenue increased by 56%, or $7.7 million, to $21.5 million, or 23% of total revenue, from $13.8 million, or 17% of total revenue in the three months ended September 30, 2012. In the six months ended September 30, 2013, our European revenue increased by 47%, or $12.6 million, to $39.8 million, or 22% of total revenue, from $27.2 million, or 17% of total revenue, in the six months ended September 30, 2012.The increase for the three and six months ended September 30, 2013 is primarily due to broad based growth in our clients existing as of September 30, 2012, particulary in our communications industry group.

Our gross profit increased by $6.2 million to $33.8 million for the three months ended September 30, 2013, as compared to $27.6 million in the three months ended September 30, 2012. Our gross profit increased by $12.2 million to $66.5 million for the six months ended September 30, 2013 as compared to $54.3 million in the six months ended September 30, 2012. The increase in gross profit during the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012 was primarily due to higher revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, which also reflects lower costs due to the depreciation of the Indian rupee.  As a percentage of revenue, gross margin was 35.8% and 34.3% in the three months ended September 30, 2013 and 2012, respectively. During the six months ended September 30, 2013 and 2012, gross margin, as a percentage of revenue, was 36.0% and 34.6%, respectively.  The increase in gross margin for the three and six months ended September 30, 2013 was primarily due to higher utilization and depreciation of the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 27% and 17% of total revenue and revenue from time-and-materials contracts represented 73% and 83% for the three months ended September 30, 2013 and 2012, respectively. Revenue from fixed-price contracts represented 24% and 15% of total revenue and revenue from time-and-materials contracts represented 76% and 85% for the six months ended September 30, 2013 and 2012, respectively. The increase in revenue earned from fixed-price contracts in the three and six months ended September 30, 2013 primarily reflects our client preferences.

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

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2013, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 18.8%. Our attrition rate at September 30, 2013 reflects a slightly higher rate of voluntary attrition as compared to the corresponding prior year period and is slightly above our long-term goal.  Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The following table presents an overview of our results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		$	%
(dollars in thousands)	2013	2012	Change	Change
Revenue	$94,301	$80,535	$13,766	17.1%
Costs of revenue	60,503	52,902	7,601	14.4%
Gross profit	33,798	27,633	6,165	22.3%
Operating expenses	24,022	20,204	3,818	18.9%
Income from operations	9,776	7,429	2,347	31.6%
Other income (expense)	105	241	(136)	(56.4)%
Income before income tax expense	9,881	7,670	2,211	28.8%
Income tax expense	2,403	1,907	496	26.0%
Net income	$7,478	$5,763	$1,715	29.8%

Revenue

Revenue increased by 17.1%, or $13.8 million, from $80.5 million during the three months ended September 30, 2012 to $94.3 million in the three months ended September 30, 2013. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2012 and also the result of continued broad based revenue growth led by clients in our financial services and insurance, and communication and technology, industry groups. Revenue from North American clients in the three months ended September 30, 2013 increased by $4.4 million, or 6.9%, as compared to the three months ended September 30, 2012, due to expansion of our existing clients. Revenue from European clients increased by $7.7 million, or 56.2%, as compared to the three months ended September 30, 2012, led by growth in our largest European client. We had 95 active clients at September 30, 2013, as compared to 92 active clients at September 30, 2012.

Costs of revenue

Costs of revenue increased from $52.9 million in the three months ended September 30, 2012 to $60.5 million in the three months ended September 30, 2013, an increase of $7.6 million, or 14.4%, which also reflects a foreign currency benefit of $1.7 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily driven by an increase of $6.2 million in compensation costs for our IT professionals, an increase in sub-contractor cost of $0.3 million and an increase in travel expense of $0.3 million. At September 30, 2013, we had 6,459 IT professionals as compared to 5,571 at September 30, 2012.

As a percentage of revenue, cost of revenue decreased from 65.7% for the three months ended September 30, 2012 to 64.2% for three months ended September 30, 2013. This was due primarily to a higher utilization rate for our IT professionals and depreciation of the Indian rupee for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Gross profit

Our gross profit increased by $6.2 million, or 22.3%, to $33.8 million for the three months ended September 30, 2013 as compared to $27.6 million for the three months ended September 30, 2012 due to higher revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, which also reflects lower costs due to the depreciation of the Indian rupee.  As a percentage of revenue, our gross profit was 35.8% and 34.3% in the three months ended September 30, 2013 and 2012, respectively.

Operating expenses

Operating expenses increased from $20.2 million in the three months ended September 30, 2012 to $24.0 million in the three months ended September 30, 2013, an increase of $3.8 million, or 18.9%. The increase in our operating expenses in the three months ended September 30, 2013 was primarily due to an increase of $1.8 million in compensation expense related to an increase in the number of our team members including an increased number of sales and business development personnel, a $1.1 million increase in facility expenses and a $0.6 million increase in professional fees. As a percentage of revenue, our operating expenses increased to 25.4% in the three months ended September 30, 2013 as compared to 25.1% in the three months ended September 30, 2012.

Income from operations

Income from operations increased by 31.6%, from $7.4 million in the three months ended September 30, 2012 to $9.8 million in the three months ended September 30, 2013. As a percentage of revenue, income from operations increased from 9.2% in the three months ended September 30, 2012 to 10.4% in the three months ended September 30, 2013.

Other income (expense)

Other income (expense) decreased from $0.2 million in the three months ended September 30, 2012 to $0.1 million in the three months ended September 30, 2013. This decrease is primarily attributed to an increase of foreign currency transaction losses of $0.4 million offset by $0.1 million of interest income and $0.2 million of other, net in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Income tax expense

Income tax expense increased by $0.5 million, from $1.9 million in the three months ended September 30, 2012 to $2.4 million in the three months ended September 30, 2013. Our effective tax rate decreased from 24.9% for the three months ended September 30, 2012 to 24.3% for the three months ended September 30, 2013.  The decrease in the effective tax rate was primarily driven by new SEZ holiday benefits in India and tax benefits related to a competent authority filing in the United Kingdom recognized in the three month period ended September 30, 2013, partially offset by partial expiration of certain other SEZ tax holidays in India. The increase in income tax expense of $0.5 million reflects increased taxable income and changes in geographical mix of income in the three months ended September 30, 2013.

Net income

Net income increased by 29.8%, from $5.8 million in the three months ended September 30, 2012 to $7.5 million in the three months ended September 30, 2013 due primarily to higher operating profits.

Six months ended September 30, 2013 compared to the six months ended September 30, 2012

The following table presents an overview of our results of operations for the six months ended September 30, 2013 and 2012:

	Six months Ended September 30,		$	%
(dollars in thousands)	2013	2012	Change	Change
Revenue	$184,790	$156,752	$28,038	17.9%
Costs of revenue	118,305	102,496	15,809	15.4%
Gross profit	66,485	54,256	12,229	22.5%
Operating expenses	47,780	39,958	7,822	19.6%
Income from operations	18,705	14,298	4,407	30.8%
Other income (expense)	1,241	1,481	(240)	(16.2)%
Income before income tax expense	19,946	15,779	4,167	26.4%
Income tax expense	4,946	3,877	1,069	27.6%
Net income	$15,000	$11,902	$3,098	26.0%

Revenue

Revenue increased by 17.9%, or $28.0 million, from $156.8 million during the six months ended September 30, 2012 to $184.8 million in the six months ended September 30, 2013. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2012 and also the result of continued broad based revenue growth led by clients in our financial services and insurance and communication and technology industry groups. Revenue from North American clients in the six months ended September 30, 2013 increased by $11.9 million, or 9.6%, as compared to the six months ended September 30, 2012, due to expansion of our existing clients. Revenue from European clients increased by $12.6 million, or 46.5%, as compared to the six months ended September 30, 2012, led by growth in our largest European client. We had 95 active clients at September 30, 2013, as compared to 92 active clients at September 30, 2012.

Costs of revenue

Costs of revenue increased from $102.5 million in the six months ended September 30, 2012 to $118.3 million in the six months ended September 30, 2013, an increase of $15.8 million, or 15.4%, which also reflects a foreign currency benefit of $3.0 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily driven by an increase of $13.3 million in compensation costs for our IT professionals, an increase in the costs of subcontractors of $1.3 million and increase in recruiting costs of $0.7 million. At September 30, 2013, we had 6,459 IT professionals as compared to 5,571 at September 30, 2012.

As a percentage of revenue, cost of revenue decreased from 65.4% for the six months ended September 30, 2012 to 64.0% for the six months ended September 30, 2013. This was due primarily to a higher utilization of our IT professionals and depreciation of the Indian rupee for the six months ended September 30, 2013 as compared to the six months ended September 30, 2012.

Gross profit

Our gross profit increased by $12.2 million, or 22.5%, to $66.5 million for the six months ended September 30, 2013 as compared to $54.3 million for the six months ended September 30, 2012 due to higher revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, which also reflects lower costs due to the depreciation of the Indian rupee.  As a percentage of revenue, our gross profit was 36.0% and 34.6% in the six months ended September 30, 2013 and 2012, respectively.

Operating expenses

Operating expenses increased from $40.0 million in the six months ended September 30, 2012 to $47.8 million in the six months ended September 30, 2013, an increase of $7.8 million, or 19.6%. The increase in our operating expenses in the six months ended September 30, 2013 was primarily due to an increase of $3.4 million in compensation expense related to an increase in our team members, including an increased number of sales and business development personnel, a $2.7 million increase in facility expenses and a $1.0 million increase in professional services. As a percentage of revenue, our operating expenses increased to 25.9% in the six months ended September 30, 2013 as compared to 25.5% in the six months ended September 30, 2012.

Income from operations

Income from operations increased by 30.8%, from $14.3 million in the six months ended September 30, 2012 to $18.7 million in the six months ended September 30, 2013. As a percentage of revenue, income from operations increased from 9.1% in the six months ended September 30, 2012 to 10.1% in the six months ended September 30, 2013.

Other income (expense)

Other income (expense) decreased from $1.5 million in the six months ended September 30, 2012 to $1.2 million in the six months ended September 30, 2013. This decrease is primarily attributed to an increase of foreign currency transaction losses of $0.5 million in the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Income tax expense

Income tax expense increased by $1.1 million, from $3.9 million in the six months ended September 30, 2012 to $4.9 million in the six months ended September 30, 2013. Our effective tax rate increased from 24.6% for the six months ended September 30, 2012 to 24.8% for the six months ended September 30, 2013.  The increase in the effective tax rate was primarily driven by the partial expiration of certain SEZ tax holidays in India, partially offset by new SEZ holiday benefits in India and tax benefits related to a competent authority filing in the United Kingdom recognized in the six months period ended September 30, 2013. The increase in income tax expense of $1.1 million reflects increased taxable income and changes in the geographical mix of income in the six months ended September 30, 2013.

Net income

Net income increased by 26.0%, from $11.9 million in the six months ended September 30, 2012 to $15.0 million in the six months ended September 30, 2013 due primarily to higher operating profits.

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

At September 30, 2013, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

On November 1, 2013, we acquired the business and assets of OSB Consulting LLC, a New Jersey limited liability company for the purchase price of approximately $7.0 million in cash, 10% of which is being held back by us for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $6.0 million in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2013, we sold $14.8 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2013. No amounts were due under the financing agreement at September 30, 2013, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six months Ended September 30,
(in thousands)	2013	2012
Net cash provided by operating activities	$21,905	$2,777
Net cash used for investing activities	(13,606)	(12,032)
Net cash provided by (used in) financing activities	3,449	(1,813)
Effect of exchange rate changes on cash	(4,008)	(441)
Net increase (decrease) in cash and cash equivalents	7,740	(11,509)
Cash and cash equivalents, beginning of period	57,199	58,105
Cash and cash equivalents, end of period	$64,939	$46,596

Operating activities

Net cash provided by operating activities was $21.9 million during the six months ended September 30, 2013 as compared to $2.8 million during the six months ended September 30, 2012. This increase was primarily attributable to an increase in net income of $3.1 million, an increase in working capital of $14.9 million, primarily driven by a decrease in days sales outstanding from 84 days at September 30, 2012 to 78 days at September 30, 2013 or $12.5 million, an increased change in accrued employee compensation and benefits of $3.3 million, an increased change in income tax payable of $2.1 million, an increased change in depreciation and share based compensation of $1.9 million, an increased change in accounts payable of $0.6 million and an increased change in other long-term assets and liabilities of $0.3 million. These were partially offset by a decreased change in accrued expense and others of $2.0 million, excess tax benefits from stock option exercises of $1.8 million and a decreased change in prepaid and other current assets of $1.5 million.

Investing activities

Net cash used in investing activities was $13.6 million during the six months ended September 30, 2013 as compared to $12.0 million during the six months ended September 30, 2012. The change was primarily due to the net decreases in the proceeds of investments of $4.1 million, partially offset by an increased change in the purchase of property and equipment of $2.0 million.

Financing activities

Net cash provided by financing activities was $3.4 million during the six months ended September 30, 2013 as compared to cash used in financing activities of $1.8 million during the six months ended September 30, 2012. The increase in cash provided is primarily due to an increase in excess tax benefits from the stock options exercises of $1.8 million, an increase in proceeds from the exercise of common stock options of $1.1 million, a decrease in principal payments on capital lease obligations of $1.0 million and a decrease in the purchase of common stock of $1.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the first six months of our fiscal year ending March 31, 2014 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at September 30, 2013 was $89.7 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Historically the volatility in the U.K. pound sterling has had, and may continue to have, a negative impact on our revenue generated in U.K. pound sterling. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling. The derivative contracts are no more than 92 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

Interest Rate Risk

We had no debt outstanding at September 30, 2013. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At September 30, 2013, we had $110.4 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the six months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash) via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended September 30, 2013, we withheld an aggregate of 18,238 shares of restricted stock at a price of $27.19 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
10.1

Asset Purchase Agreement by and among Virtusa Corporation, OSB Consulting LLC (“OSB”) and the sole member of OSB dated as of November 1, 2013 (as filed as Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed November 4, 2013 and incorporated herein by reference)

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 5, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2013 (Unaudited) and March 31, 2013
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2013 and September 30, 2012 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2013 and September 30, 2012 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2013 and September 30, 2012 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation
Date: November 5, 2013	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2013	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1

Asset Purchase Agreement by and among Virtusa Corporation, OSB Consulting LLC (“OSB”) and the sole member of OSB dated as of November 1, 2013 (as filed as Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed November 4, 2013 and incorporated herein by reference)

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the SEC on November 5, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2013 (Unaudited) and March 31, 2013
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2013 and September 30, 2012 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2013 and September 30, 2012 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2013 and September 30, 2012 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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