Form 10-Q
period 2013-12-31
VIRTUSA CORP
filed 2014-01-31
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of January 28, 2014:

Class	Number of Shares
Common Stock, par value $.01 per share	29,167,818

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2013	March 31, 2013
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$93,406	$57,199
Short-term investments	40,766	29,452
Accounts receivable, net of allowance of $1,194 and $740 at December 31, 2013 and March 31, 2013, respectively	60,894	68,612
Unbilled accounts receivable	18,028	15,702
Prepaid expenses	9,565	7,562
Deferred income taxes	9,149	7,674
Restricted cash	690	350
Other current assets	8,430	8,333
Total current assets	240,928	194,884
Property and equipment, net of accumulated depreciation of $29,003 and $26,618 at December 31, 2013 and March 31, 2013, respectively	34,046	36,775
Long-term investments	8,128	8,319
Deferred income taxes	6,403	9,275
Goodwill	40,792	35,472
Intangible assets, net	19,159	15,692
Other long-term assets	3,565	3,502
Total assets	$353,021	$303,919
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,339	$9,231
Accrued employee compensation and benefits	20,896	17,683
Accrued expenses and other current liabilities	24,024	17,811
Current portion of long-term debt	20,000	—
Income taxes payable	1,713	4,509
Total current liabilities	74,972	49,234
Long-term liabilities	10,276	2,478
Total liabilities	85,248	51,712
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31, 2013 and March 31, 2013; zero shares issued and outstanding at December 31, 2013 and March 31, 2013	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2013 and March 31, 2013; issued 27,569,650 and 27,033,818 shares at December 31, 2013 and March 31, 2013, respectively; outstanding 25,712,947 and 25,177,115 shares at December 31, 2013 and March 31, 2013, respectively	276	270
Treasury stock, 1,856,703 common shares, at cost, at December 31, 2013 and March 31, 2013, respectively	(9,652)	(9,652)
Additional paid-in capital	180,686	173,056
Retained earnings	131,575	107,247
Accumulated other comprehensive loss	(35,112)	(18,714)
Total stockholders’ equity	267,773	252,207
Total liabilities, undesignated preferred stock and stockholders’ equity	$353,021	$303,919

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2013	2012	2013	2012
Revenue	$101,043	$86,474	285,833	$243,226
Costs of revenue	63,821	55,698	182,126	158,194
Gross profit	37,222	30,776	103,707	85,032
Operating expenses:
Selling, general and administrative expenses	26,026	21,634	73,806	61,593
Income from operations	11,196	9,142	29,901	23,439
Other income (expense):
Interest income	1,021	778	2,623	2,247
Foreign currency transaction gains (losses)	138	(194)	(434)	(244)
Other, net	(4)	(10)	207	54
Total other income (expense)	1,155	574	2,396	2,057
Income before income tax expense	12,351	9,716	32,297	25,496
Income tax expense	3,023	2,312	7,969	6,189
Net income	$9,328	$7,404	$24,328	$19,307
Net income per share of common stock:
Basic	$0.36	$0.30	$0.95	$0.78
Diluted	$0.35	$0.29	$0.92	$0.76

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2013	2012	2013	2012

Net income	$9,328	$7,404	$24,328	$19,307
Other comprehensive income (loss):
Foreign currency translation adjustments	$2,099	$(2,163)	$(8,829)	$(3,498)
Pension plan adjustment	13	(2)	156	(18)
Unrealized gain (loss) on available-for-sale securities, net of tax	9	(8)	12	5
Unrealized gain (loss) on effective cash flow hedges, net of tax	1,555	(943)	(7,737)	859
Other comprehensive income (loss)	$3,676	$(3,116)	$(16,398)	$(2,652)
Comprehensive income	$13,004	$4,288	$7,930	$16,655

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
(In thousands)	2013	2012
Cash flows from operating activities:
Net income	$24,328	$19,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,892	6,509
Share-based compensation expense	5,725	4,181
Provision for doubtful accounts	524	434
Loss (gain) on sale of property and equipment	10	(109)
Foreign currency losses, net	434	244
Excess tax benefits from stock option exercises	(2,974)	—
Net change in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	6,205	(9,345)
Prepaid expenses and other current assets	(3,022)	(1,040)
Other long-term assets	(923)	(1,083)
Accounts payable	(1,171)	614
Accrued employee compensation and benefits	67	(1,435)
Accrued expenses and other current liabilities	(1,921)	2,431
Income taxes payable	4,639	3,071
Other long-term liabilities	(286)	(99)
Net cash provided by operating activities	39,527	23,680
Cash flows from investing activities:
Proceeds from sale of property and equipment	71	117
Purchase of short-term investments	(12,302)	(8,571)
Proceeds from sale or maturity of short-term investments	5,024	7,975
Purchase of long-term investments	(7,074)	(8,421)
Proceeds from sale or maturity of long-term investments	800	1,258
Decrease (increase) in restricted cash	(362)	2,426
Business acquisition	(6,156)	(2,775)
Purchase of property and equipment	(5,825)	(8,517)
Net cash used in investing activities	(25,824)	(16,508)
Cash flows from financing activities:
Borrowings on revolving credit facility	20,000	—
Proceeds from exercise of common stock options	2,330	710
Purchases of common stock	—	(1,408)
Principal payments on capital lease obligation	(12)	(1,021)
Excess tax benefits from stock option exercises	2,974	—
Net cash provided by (used in) financing activities	25,292	(1,719)
Effect of exchange rate changes on cash and cash equivalents	(2,788)	(935)
Net increase in cash and cash equivalents	36,207	4,518
Cash and cash equivalents, beginning of period	57,199	58,105
Cash and cash equivalents, end of period	$93,406	$62,623

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses a global delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Sweden, Germany, Austria and Singapore and global delivery centers in Hyderabad, Chennai, Bangalore and Pune, India; Colombo, Sri Lanka; Budapest, Hungary; Kuala Lumpur, Malaysia; and Manila, Philippines.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re-evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets, contingent consideration and valuation of financial instruments, including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Fair Value of Financial Instruments

At December 31, 2013 and March 31, 2013, the carrying amounts of the Company’s financial instruments, which included cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, contingent consideration, and other accrued expenses, approximate their fair values due to the nature of the items. In addition, investment securities and derivative instruments are also financial instruments. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Numerators:
Net income	$9,328	$7,404	$24,328	$19,307
Denominators:
Weighted average common shares outstanding	25,652,538	24,969,800	25,499,625	24,887,304
Dilutive effect of employee stock options and unvested restricted stock	874,810	627,143	819,364	633,586
Dilutive effect of stock appreciation rights	13,334	17,366	14,731	18,609
Weighted average shares-diluted	26,540,682	25,614,309	26,333,720	25,539,499
Net income per share-basic	$0.36	$0.30	$0.95	$0.78
Net income per share-diluted	$0.35	$0.29	$0.92	$0.76

During the three and nine months ended December 31, 2013, options to purchase 28,613 and 100,408 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and nine months ended December 31, 2012, options to purchase 435,161 and 496,686 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At December 31, 2013 and March 31, 2013, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. The Company used a fair market value hierarchy based on three levels of inputs used to measure each security (see Note 5).

The following is a summary of investment securities at December 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$7,760	$4	$(1)	$7,763
Non-current	7,627	5	(3)	7,629
Auction-rate securities:
Non-current	300	—	—	300
Municipal bonds:
Non-current	200	—	(1)	199
Agency and short-term notes:
Current	566	1	—	567
Time deposits:
Current	32,436	—	—	32,436
Total available-for-sale securities	$48,889	$10	$(5)	$48,894

The following is a summary of investment securities at March 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$6,846	$4	$(2)	$6,848
Non-current	6,246	3	(7)	6,242
Auction-rate securities:
Non-current	900	—	(7)	893
Agency and short-term notes:
Non-current	1,184	—	—	1,184
Time deposits:
Current	22,604	—	—	22,604
Total available-for-sale securities	$37,780	$7	$(16)	$37,771

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2013 and March 31, 2013 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not that the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$40,766	$—	$40,766
Available-for-sales securities—non-current	—	7,828	300	8,128
Total assets	$—	$48,594	$300	$48,894
Liabilities:
Foreign currency derivative contracts	$—	$12,988	$—	$12,988
Contingent consideration	—	—	3,781	3,781
Total liabilities	$—	$12,988	$3,781	$16,769

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

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at December 31, 2013:

Level 3 Assets
Balance at April 1, 2013	$893
Auction-rate securities redeemed at par	(600)
Total unrealized gains:
Included in accumulated other comprehensive income	7
Balance at December 31, 2013	$300

The Company determines the fair value of the contingent consideration related to the Company’s acquisition of the business and assets of OSB Consulting LLC, a New Jersey limited liability company (“OSB”), which was completed on November 1, 2013, based on the probability of OSB achieving certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015 using an appropriate discount rate to arrive at the present value of the liability. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013 (See Note 7 of the notes to our financial statements included herein for a description of OSB acquisition):

Level 3 Liabilities
Balance at April 1, 2013	$—
Contingent consideration for the OSB acquisition	3,660
Recognized in earnings	121
Balance at December 31, 2013	$3,781

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from foreign currencies, including most significantly, the U.K. pound sterling, the Indian rupee and the Sri Lankan rupee. The Company enters into hedging contracts in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, durations and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar and U.K. pound sterling equivalent of the Company’s Indian rupee denominated expenses over a rolling 36-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “U.K. Revenue and Cost Program” involves the purchase of derivative instruments with maturities of up to 92 days and is designed to mitigate the impact of foreign exchange on U.K. pound sterling denominated revenue and costs in the quarter in which such instruments are purchased. The Company’s Balance Sheet Program and U.K. Revenue and Cost Program do not meet the criteria for hedge accounting. All gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives.  Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis.  If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the nine month periods ended December 31, 2013 and 2012.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $94,703 and $96,630, at December 31, 2013 and March 31, 2013, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $7,750 at December 31, 2013. At December 31, 2013, the maximum outstanding term of any derivative instrument was 33 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2013 and March 31, 2013:

Derivatives designated as hedging instruments

	December 31, 2013	March 31, 2013
Foreign currency exchange contracts:
Other current assets	$—	$884
Other long-term assets	$—	$415
Accrued expenses and other current liabilities	$7,750	$2,142
Long-term liabilities	$5,238	$946

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Relationships	2013	2012	2013	2012
Foreign currency exchange contracts	$1,167	$(2,951)	$(15,798)	$(4,789)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three Months Ended December 31,		Nine Months Ended December 31,
Portion)	2013	2012	2013	2012
Costs of revenue	$(780)	$(1,080)	$(2,839)	$(3,890)
Operating expenses	$(471)	$(583)	$(1,760)	$(2,126)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three Months Ended December 31,		Nine Months Ended December 31,
as Hedging Instrument	Recognized in Income on Derivatives	2013	2012	2013	2012
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$420	$(429)	$(3,034)	$(904)
	Revenue	$(74)	$(23)	$(555)	$(172)
	Costs of revenue	$30	$14	$214	$119
	Selling, general and administrative expenses	$3	$—	$23	$11

(7) Acquisitions

On November 1, 2013, the Company acquired the business and assets of OSB pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among  OSB and the sole member of OSB, dated as of November 1, 2013.  The acquisition of OSB extends the Company’s service offerings to include a broader set of finance transformation services in the financial services and insurance domains, to existing and new clients, including service offerings targeted to enable clients to automate their finance and accounting processes, reporting capabilities, including SAP based capabilities, and regulatory compliance programs.

The purchase price was $6,840 in cash. Ten percent of the purchase price is subject to a hold back by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $6,000 in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015.  The fair value of the contingent consideration at December 31, 2013 is $3,781.

Under the terms of the Asset Purchase Agreement, the Company agreed to offer employment to all of the employees of OSB, including certain key employees and the sole member of OSB.

There are no material relationships between the Company or any of its affiliates and any of the parties to the Asset Purchase Agreement and related agreements, other than with respect to such agreements themselves.

A summary of the purchase price allocation for OSB is as follows:

Amount
Consideration Transferred:
Cash paid at closing	$6,156
Holdback of 10%	684
Fair value of contingent consideration	3,660
Total purchase price	$10,500

Acquisition-related costs	$50

Purchase Price Allocation
Customer relationships	$5,180
Goodwill	5,320

Total purchase price	$10,500

(8) Goodwill and Intangible Assets

Goodwill

The following are details of the changes in goodwill balance at December 31, 2013:

Amount
Balance at April 1, 2013	$35,472
Goodwill arising from OSB acquisition	5,320
Balance at December 31, 2013	$40,792

The goodwill balance at December 31, 2013 includes the purchase of the business and assets of OSB on November 1, 2013, the purchase of substantially all the assets of ALaS Consulting LLC on July 1, 2011, the purchase of substantially all the assets of ConVista Consulting LLC on February 1, 2010 and the acquisition of InSource Holdings, Inc. and its subsidiaries on November 4, 2009.  The acquisition costs and goodwill balance are deductible for tax purposes in the amount of $41,834.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2013 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore, goodwill was not impaired. The Company will continue to conduct a goodwill impairment analysis at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets

The following are details of the Company’s intangible asset carrying amounts and accumulated amortization at December 31, 2013:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.2	$27,083	$8,167	$18,916
Partner relationships	6.5	700	457	243
	8.4	$27,783	$8,624	$19,159

(9) Income Taxes

The Company’s effective tax rate was 24.5% and 24.7% for the three and nine months ended December 31, 2013, as compared to an effective tax rate of 23.8% and 24.3% for the three and nine months ended December 31, 2012. The increase in the effective tax rate for three months ended December 31, 2013 was primarily due to the partial expiration of certain special economic zone (“SEZ”) tax holidays, partially offset by savings generated from new SEZ tax holiday incentives located in Bangalore and

Pune, India.  The marginal increase in the effective tax rate for the nine months ended December 31, 2013 was due to the partial expiration of certain SEZ tax holidays, partially offset by tax benefits generated from new SEZ tax holiday incentives located in Bangalore and Pune, India and effective for the fiscal year ending March 31, 2014, as well as a discrete tax benefit in the United Kingdom recognized in the three month period ended December 31, 2013.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited (“Virtusa India”), is an export oriented company.  The Indian Income Tax Act of 1961 entitles taxpayers to claim tax exemption for a period of ten consecutive years for each software technology park (“STP”) that it operates.  Virtusa India operates two STPs, one in Chennai and one in Hyderabad, India.  The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011.  For the three and nine months ended December 31, 2013 and 2012, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate of 34% and 32.5%, respectively.  In anticipation of, and to mitigate the impact of, the phase-out of the STP tax holidays in Hyderabad and Chennai, India, the Company located new Indian operations in areas designated as a SEZ under the SEZ Act of 2005 through two operating subsidiaries, Virtusa Software Services Private Limited and Virtusa Consulting Services Private Limited. The Company’s profits from its SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years based on export income.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2013.  During the fiscal year ended March 31, 2013, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday benefits through March 2019.  On June 11, 2013, the Sri Lankan Board of Investment (“BOI”) certified that the Company had met required hiring and investment commitments to receive tax benefits for the fiscal year ended March 31, 2013.  Recent correspondence received from the BOI identified certain jobs that did not meet the job creation criteria but provided the Company an additional period through March 31, 2014 to meet the job incentive criteria.  The Company has added additional employees during the nine months ended December 31, 2013 and believes it will continue to meet the job creation target.  At December 31, 2013, the Company believes it will be eligible for the entire 12-year tax holiday.  The current agreement provides income tax exemption for all export business income. The BOI requires the Company to maintain such job additions and receive annual certifications in order to receive future benefits.

The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions, including those where the Company is enjoying tax holidays, and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions or other discrete items required to be reported during interim periods. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to lower rates generally in jurisdictions in which the Company operates and tax holidays.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2013 and March 31, 2013, the total liability for unrecognized tax benefits was $950 and $4,823, respectively, of which, a portion would impact the annual effective rate, if realized.  Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the nine months ended December 31, 2013, the unrecognized tax benefits decreased by $3,873.  The decrease in the unrecognized tax benefits during the nine months ended December 31, 2013 is due to the Company’s filing of a change in accounting method for tax purposes requiring presentation as a deferred tax liability.  The decrease in unrecognized tax benefits had no impact on the Company’s consolidated statement of operations.

The Company files U.S. federal income tax returns, as well as income tax returns, in various states and foreign jurisdictions.  Recently, the IRS conducted a routine audit of the Company’s fiscal years 2008 to 2011, pursuant to which the IRS made certain assessments.  In connection with the audit, during the fourth quarter of fiscal year 2013, the Company executed a settlement arrangement with the IRS for all periods under audit to close out the audit. The Company had fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at December 31, 2013.

The Company’s U.S. tax return for fiscal year 2012 is currently under examination. In addition, tax returns for various fiscal years are under examination by tax authorities of foreign jurisdictions. Currently, several issues are at various levels of appeal with the Indian tax authorities or tribunal court and Court of Appeals in India and Sri Lanka respectively. While it is difficult to predict the final outcome, the Company believes its reserves represent the most likely outcome and continues to evaluate all tax return positions periodically.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from profits earned in its Indian and Sri Lankan subsidiaries subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings.  At December 31, 2013, the Company had $152,255 of unremitted earnings from foreign subsidiaries and approximately $102,110 of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested.  Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Client revenue:
North America	$70,510	$65,035	$205,547	$188,170
Europe	24,895	16,870	64,686	44,052
Rest of world	5,638	4,569	15,600	11,004
Consolidated revenue	$101,043	$86,474	$285,833	$243,226

	December 31, 2013	March 31, 2013
Long-lived assets, net of accumulated depreciation and amortization:
United States	$62,174	$53,228
Asia	30,938	34,367
Europe	885	344
Consolidated long-lived assets, net	$93,997	$87,939

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Customer 1	13.1%	15.3%	13.4%	13.2%
Customer 2	7.9%	13.7%	10.3%	14.5%
Customer 3	13.3%	10.7%	12.4%	10.1%

(11) Debt

On December 31, 2013, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”). The credit agreement amended and restated the Company’s $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company’s foreign currency hedging programs.  The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter.  The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company’s ratio of indebtedness to Adjusted EBITDA.  Based on this ratio, the interest rate at December 31, 2013 under the credit facility was 1.6875%. The term of the credit facility is five years, ending December 31, 2018.  This facility replaces the Company’s existing $3,000 line of credit with JPM.  At December 31, 2013, the outstanding borrowings under the credit facility were $20,000. On January 14, 2014, the Company repaid the $20.0 million in outstanding borrowings from the net proceeds of the underwritten public offering of its 2,645,000 shares common stock.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the nine months ended December 31, 2013, $19,443 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine months ended December 31, 2013. No amounts were outstanding under the financing agreement at December 31, 2013, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or used in the future.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments.  The following tables provide information regarding pension expense recognized:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Components of net periodic pension cost
Service cost	$129	$114	$397	$340
Interest cost	56	45	160	134
Expected return on plan assets	(58)	(47)	(164)	(141)
Amortization past service cost	2	1	8	9
Amortization of actuarial loss	22	1	68	4
Net periodic pension cost	$151	$114	$469	$346

The Company expects to contribute approximately $1,036 in cash to the pension plans during the fiscal year ending March 31, 2014. During the nine months ended December 31, 2013, the Company made cash contributions of $411 towards its plan for the fiscal year ended March 31, 2013 and $331 towards the plan for the fiscal year ended March 31, 2014.

(13) Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Income (Loss)	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except per share amounts)	2013	2012	2013	2012
Investment securities
Beginning balance	$—	$5	$(3)	$(8)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0 for all periods	9	(8)	12	5
Reclassifications from OCI to other income — net of tax of $0 for all periods	—	—	—	—
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	9	(8)	12	5

Closing Balance	$9	$(3)	$9	$(3)

Currency translation adjustments
Beginning balance	$(27,846)	$(14,444)	$(16,918)	$(13,109)
Recognized in OCI	2,099	(2,163)	(8,829)	(3,498)

Closing balance	$(25,747)	$(16,607)	$(25,747)	$(16,607)

Cash flow hedges
Beginning balance	$(10,305)	$(2,722)	$(1,013)	$(4,524)
OCI before reclassifications net of tax of $(488), $753, $5,046, and $1,184	680	(2,198)	(10,751)	(3,606)
Reclassifications from OCI to
- Costs of revenue, net of tax of $(223), $(265), $(978) and $(1,002)	557	815	1,860	2,888
- Selling, general and administrative expenses, net of tax of $(153), $(143), $(607) and $(550)	318	440	1,154	1,577
Comprehensive income (loss) on cash flow hedges, net of tax of $(864), $345, $3,461 and $(368)	1,555	(943)	(7,737)	859

Closing balance	$(8,750)	$(3,665)	$(8,750)	$(3,665)

Benefit plans
Beginning balance	$(637)	$(718)	$(780)	$(702)
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2	6	6
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	1	2	2

Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	18	(5)	53	(20)
- Selling, general and administrative expenses, net of tax of $0 for all periods	5	(2)	16	(8)
Other adjustments	(12)	2	79	2
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	13	(2)	156	(18)

Closing balance	$(624)	$(720)	$(624)	$(720)
Accumulated other comprehensive income (loss) at December 31, 2013	$(35,112)	$(20,995)	$(35,112)	$(20,995)

(14) Subsequent Events

On January 29, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 636,972 Indian rupees (approximately $ 9,235) and have an average settlement rate of 69.05 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 505,245 Indian rupees (approximately £4,469) and have an average settlement rate of 113.45 Indian rupees. These contracts will expire at various dates during the 36 month period ending on December 31, 2016.

On January 14, 2014, the Company completed a public offering of 2,645,000 shares of its common stock for net proceeds of approximately $86,200 after deducting commissions and transaction expenses and after giving effect to the reimbursement of certain transactional expenses for which the underwriters have agreed to reimburse the Company.  The approximate net proceeds also include the exercise in full of a 30-day over-allotment option which the Company granted to the underwriters to purchase an additional

345,000 shares.  The Company used these proceeds from the offering in part to repay all of the outstanding borrowings of $20,000 under the Company’s new revolving credit facility with JPM entered into on December 31, 2013.  The remaining proceeds will be used for general corporate purposes, which may include, among other things, financing of possible acquisitions, working capital and/or capital expenditures, including facilities expansion.

On January 10, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £6,095 (approximately $9,980) and will expire on various dates during the period ending March 31, 2014. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.637.

On January 8, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Swedish Krona (“SEK”) against the U.S. dollar. The contracts have an aggregate notional amount of approximately SEK 5,200 (approximately $785) and will expire on various dates during the period ending March 31, 2014. The weighted average SEK settlement rate associated with these contracts is approximately $ 0.151.

On January 2, 2014, Virtusa International B.V., a wholly owned subsidiary of the Company organized and formed in the Netherlands (“Virtusa BV”) acquired all of the outstanding shares of TradeTech Consulting Scandinavia AB, a company incorporated and organized under the laws of Sweden (“TradeTech”), and its subsidiaries (together with TradeTech, the “TradeTech Group”), pursuant to a share purchase agreement (the “Share Purchase Agreement”) by and among Virtusa BV and the shareholders of TradeTech (the “TradeTech Shareholders”), dated as of January 2, 2014.  The acquisition is intended to expand the Company’s position within the banking, financial services and insurance industries by increasing its asset management and treasury services domain and technology expertise, as well as expanding the Company’s global presence into the Nordics.

Under the terms of the Share Purchase Agreement, Virtusa BV acquired all the outstanding shares of TradeTech for approximately $20,000 in cash, as well as up to approximately $4,000 in earn-out consideration subject to the TradeTech Group’s achievement of certain revenue and EBITDA targets for the 12-month period ending December 31, 2014.  Under the terms of the Share Purchase Agreement, 12.5% of the purchase price paid at closing was also held back and placed into escrow by the Company for a period of 12 months as security for the indemnification obligations of the TradeTech Shareholders.  The Company has also agreed to issue an aggregate of up to $2,000 in deferred restricted stock awards from the Company’s stock option and incentive plan, not to exceed an aggregate of 65,000 shares, to certain of these new TradeTech Group employees.  The shares will vest annually over a five year period.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an enhanced global delivery model to provide end-to-end information technology (“IT”) services to Global 2000 companies. These services, which include IT and business consulting, technology implementation, application support and maintenance, development, systems integration and managed services, leverage our unique platforming methodology that transforms our clients’ businesses through IT rationalization. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing, and modernizing our clients’ core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development, and our consulting methodology, Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process that ensures our solutions meet the clients’ specifications and requirements. We have targeted our solution offerings to help our clients improve the efficiency of running their business and to enable them to grow their business. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements as well as the impact of any acquisitions.  Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Sweden, Germany, Austria, and Singapore and global delivery centers in Hyderabad, Chennai, Bangalore and Pune, India, Colombo, Sri Lanka, Budapest, Hungary, Kuala Lumpur, Malaysia and Manila, Philippines. At December 31, 2013, we had 7,527 employees, or team members.

In the three months ended December 31, 2013, our revenue increased by 17% to $101.0 million, compared to $86.5 million in the three months ended December 31, 2012. In the nine months ended December 31, 2013, our revenue increased by 18% to $285.8 million, compared to $243.2 million in the nine months ended December 31, 2012.

In the three months ended December 31, 2013, net income increased by 26% to $9.3 million, as compared to $7.4 million in the three months ended December 31, 2012. Net income increased by 26% to $24.3 million in the nine months ended December 31, 2013, as compared to $19.3 million in the nine months ended December 31, 2012.

The increase in revenue for the three and nine months ended December 31, 2013, as compared to the three and nine months ended December 31, 2012, primarily resulted from:

•                  Broad based revenue growth among our clients existing at December 31, 2012

•                  Broad based revenue growth from our financial services and insurance and communication and technology industry groups

•                  Increased revenue growth from our non-top ten clients

•                  Broad based growth in all geographies, led by Europe

The key drivers of the increase in our net income for the three and nine months ended December 31, 2013, as compared to the three and nine months ended December 31, 2012, were as follows:

•                  Higher revenue contribution from existing clients

•                  Increase in gross profit, which also reflects lower costs due to the depreciation of the Indian rupee, partially offset by higher operating costs including an increased investment in our sales and business development organization and facilities to support our growth, amortization and increased professional services related to acquisitions

•                  Partially offset by increased income tax expense related to higher taxable profits

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2013 and 2012, 89% of our revenue was derived from clients who had been using our services for more than one year. During the nine months ended December 31, 2013 and 2012, 90% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended December 31, 2013, our application outsourcing and consulting revenue represented 55% and 45% respectively, of our total revenue as compared to 58% and 42%, respectively, for the three months ended December 31, 2012.  For the nine months ended December 31, 2013, our application outsourcing and consulting revenue represented 56% and 44%, respectively, of our total revenue as compared to 58% and 42%, respectively, for the nine months ended December 31, 2012.

In the three months ended December 31, 2013, our European revenue increased by 48%, or $8.0 million, to $24.9 million, or 25% of total revenue, from $16.9 million, or 20% of total revenue in the three months ended December 31, 2012. In the nine months ended December 31, 2013, our European revenue increased by 47%, or $20.6 million, to $64.7 million, or 23% of total revenue, from $44.1 million, or 18% of total revenue, in the nine months ended December 31, 2012.  The increase for the three and nine months ended December 31, 2013 is primarily due to broad based growth in our clients existing as of December 31, 2012, particularly in our communications industry group lead by our largest European client.

Our gross profit increased by $6.4 million to $37.2 million for the three months ended December 31, 2013, as compared to $30.8 million in the three months ended December 31, 2012. Our gross profit increased by $18.7 million to $103.7 million for the nine months ended December 31, 2013 as compared to $85.0 million in the nine months ended December 31, 2012. The increase in gross profit during the three and nine months ended December 31, 2013, as compared to the three and nine months ended December 31, 2012 was primarily due to higher revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, which also reflects lower costs due to the depreciation of the Indian rupee.  As a percentage of revenue, gross margin was 36.8% and 35.6% in the three months ended December 31, 2013 and 2012, respectively. During the nine months ended December 31, 2013 and 2012, gross margin, as a percentage of revenue, was 36.3% and 35.0%, respectively.  The increase in gross margin for the three and nine months ended December 31, 2013 was primarily due to higher utilization and depreciation of the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 31% and 19% of total revenue and revenue from time-and-materials contracts represented 69% and 81% for the three months ended December 31, 2013 and 2012, respectively. Revenue from fixed-price contracts represented 27% and 17% of total revenue and revenue from time-and-materials contracts represented 73% and 83% for the nine months ended December 31, 2013 and 2012, respectively. The increase in revenue earned from fixed-price contracts in the three and nine months ended December 31, 2013 primarily reflects our client preferences as well as our strategic effort to perform large application outsourcing services on a fixed price basis.

From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base.  For instance, we acquired the business and assets of OSB Consulting LLC, a New Jersey limited liability company (“OSB”) on November 1, 2013 to extend our service offerings to include a broader set of finance transformation services in the financial services and insurance domains, to existing and new clients. On January 2, 2014, we acquired TradeTech Consulting Scandinavia AB and its subsidiaries (“TradeTech”) to expand our position within the banking, financial services and insurance industries by increasing our asset management and treasury services domain and technology expertise, as well as expanding our global presence into the Nordics.  We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.  We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, cash generated from operations, or through debt or equity financings, although we cannot assure you that any such additional financing will be available at terms favorable to us, or at all.  For instance, on December 31, 2013, we entered into an amended and restated credit agreement with JPM which provided for a $25.0 million secured credit facility. We borrowed $20.0 million from this facility to fund our acquisition of TradeTech which closed on January 2, 2014. Then, on January 14, 2014, we completed our underwritten public offering of 2,645,000 shares of our common stock for net proceeds of approximately $86.2 million, which included an additional 345,000 shares sold upon the exercise of a 30-day over-allotment option which we had granted to the underwriters.  We used a portion of these proceeds to repay outstanding borrowings of $20.0 million under our secured credit facility with JPM.  The remaining proceeds from our offering will be used for general corporate purposes, which may include, among other things, financing of possible acquisitions, working capital and/or capital expenditures, including facilities expansion.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2013, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 19.4%. Our attrition rate at December 31, 2013 reflects a slightly higher rate of voluntary attrition as compared to the corresponding prior year period and is slightly above our long-term goal.  Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

The following table presents an overview of our results of operations for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		$	%
(dollars in thousands)	2013	2012	Change	Change
Revenue	$101,043	$86,474	$14,569	16.8%
Costs of revenue	63,821	55,698	8,123	14.6%
Gross profit	37,222	30,776	6,446	20.9%
Operating expenses	26,026	21,634	4,392	20.3%
Income from operations	11,196	9,142	2,054	22.5%
Other income (expense)	1,155	574	581	101.2%
Income before income tax expense	12,351	9,716	2,635	27.1%
Income tax expense	3,023	2,312	711	30.8%
Net income	$9,328	$7,404	$1,924	26.0%

Revenue

Revenue increased by 16.8%, or $14.5 million, from $86.5 million during the three months ended December 31, 2012 to $101.0 million in the three months ended December 31, 2013. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2012 as well as the result of continued broad based revenue growth led by clients in our financial services and insurance, and communication and technology, industry groups. Revenue from North American clients in the three months ended December 31, 2013 increased by $5.5 million, or 8.4%, as compared to the three months ended December 31, 2012, due to expansion of our existing clients. Revenue from European clients increased by $8.0 million, or 47.6%, as compared to the three months ended December 31, 2012, led by growth in our largest European client. We had 95 active clients at December 31, 2013, as compared to 92 active clients at December 31, 2012.

Costs of revenue

Costs of revenue increased from $55.7 million in the three months ended December 31, 2012 to $63.8 million in the three months ended December 31, 2013, an increase of $8.1 million, or 14.6%, which reflects a benefit of $2.4 million due to the depreciation of the Indian rupee. The increase in costs of revenue was primarily driven by an increase of $8.1 million in compensation costs for our IT professionals, which reflects in part annual compensation increases and an increase in travel expense of $0.5 million. This was partially offset by a decrease in sub-contractor costs of $1.2 million. At December 31, 2013, we had 6,817 IT professionals as compared to 5,999 at December 31, 2012.

As a percentage of revenue, costs of revenue decreased from 64.4% for the three months ended December 31, 2012 to 63.2% for three months ended December 31, 2013. This was due primarily to a higher utilization rate for our IT professionals for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Gross profit

Our gross profit increased by $6.4 million, or 20.9%, to $37.2 million for the three months ended December 31, 2013 as compared to $30.8 million for the three months ended December 31, 2012 due to higher revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, which also reflects lower costs due to the depreciation of the Indian rupee.  As a percentage of revenue, our gross profit was 36.8% and 35.6% in the three months ended December 31, 2013 and 2012, respectively.

Operating expenses

Operating expenses increased from $21.6 million in the three months ended December 31, 2012 to $26.0 million in the three months ended December 31, 2013, an increase of $4.4 million, or 20.3%, which also reflects a foreign currency benefit of $1.3 million due to the depreciation of the Indian rupee. The increase in our operating expenses in the three months ended December 31, 2013 was primarily due to an increase of $2.4 million in compensation expense related to an increase in the number of our team members, including an increased number of sales and business development personnel, a $0.7 million increase in facility expenses and a $0.7 million increase in professional fees. As a percentage of revenue, our operating expenses increased to 25.8% in the three months ended December 31, 2013 as compared to 25.0% in the three months ended December 31, 2012.

Income from operations

Income from operations increased by 22.5%, from $9.1 million in the three months ended December 31, 2012 to $11.2 million in the three months ended December 31, 2013. As a percentage of revenue, income from operations increased from 10.6% in the three months ended December 31, 2012 to 11.1% in the three months ended December 31, 2013.

Other income (expense)

Other income (expense) increased from $0.6 million in the three months ended December 31, 2012 to $1.2 million in the three months ended December 31, 2013. This increase is primarily attributed $0.2 million of interest income reflecting an increase in cash collections and reduction in days sales outstanding and an increase of foreign currency transaction gains of $0.3 million during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Income tax expense

Income tax expense increased by $0.7 million, from $2.3 million in the three months ended December 31, 2012 to $3.0 million in the three months ended December 31, 2013. Our effective tax rate increased from 23.8% for the three months ended December 31, 2012 to 24.5% for the three months ended December 31, 2013.  The increase in the effective tax rate was primarily driven by partial expiration of certain special economic zone (“SEZ”) benefits in India partly offset by a discrete tax benefit in the United Kingdom recognized in the three month period ended December 31, 2013. The increase in income tax expense of $0.7 million reflects increased taxable income and changes in geographical mix of income in the three months ended December 31, 2013.

Net income

Net income increased by 26.0%, from $7.4 million in the three months ended December 31, 2012 to $9.3 million in the three months ended December 31, 2013 due primarily to increased revenue and operating efficiencies.

Nine months ended December 31, 2013 compared to the nine months ended December 31, 2012

The following table presents an overview of our results of operations for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,		$	%
(dollars in thousands)	2013	2012	Change	Change
Revenue	$285,833	$243,226	$42,607	17.5%
Costs of revenue	182,126	158,194	23,932	15.1%
Gross profit	103,707	85,032	18,675	22.0%
Operating expenses	73,806	61,593	12,213	19.8%
Income from operations	29,901	23,439	6,462	27.6%
Other income (expense)	2,396	2,057	339	16.5%
Income before income tax expense	32,297	25,496	6,801	26.7%
Income tax expense	7,969	6,189	1,780	28.8%
Net income	$24,328	$19,307	$5,021	26.0%

Revenue

Revenue increased by 17.5%, or $42.6 million, from $243.2 million during the nine months ended December 31, 2012 to $285.8 million in the nine months ended December 31, 2013. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2012 as well as the result of continued broad based revenue growth led by clients in our financial services and insurance and communication and technology industry groups. Revenue from North American clients in the nine months ended December 31, 2013 increased by $17.4 million, or 9.2%, as compared to the nine months ended December 31, 2012, due to expansion of our existing clients. Revenue from European clients increased by $20.6 million, or 46.8%, as compared to the nine months ended December 31, 2012, led by growth in our largest European client. We had 95 active clients at December 31, 2013, as compared to 92 active clients at December 31, 2012.

Costs of revenue

Costs of revenue increased from $158.2 million in the nine months ended December 31, 2012 to $182.1 million in the nine months ended December 31, 2013, an increase of $23.9 million, or 15.1%, which also reflects a foreign currency benefit of $5.4 million due to the depreciation of the Indian rupee. The increase in costs of revenue was primarily driven by an increase of $23.4 million in compensation costs for our IT professional which reflects in part annual compensation increases, an increase in recruiting costs of $0.9 million, an increase in travel costs of $0.6 million, and an increase in client related infrastructure costs of $0.5 million. This was partially offset by a decrease in the costs of subcontractors of $1.9 million. At December 31, 2012, we had 5,999 IT professionals as compared to 6,817 at December 31, 2013.

As a percentage of revenue, costs of revenue decreased from 65.0% for the nine months ended December 31, 2012 to 63.7% for the nine months ended December 31, 2013. This was due primarily to a higher utilization of our IT professionals and depreciation of the Indian rupee for the nine months ended December 31, 2013 as compared to the nine months ended December 31, 2012.

Gross profit

Our gross profit increased by $18.7 million, or 22.0%, to $103.7 million for the nine months ended December 31, 2013 as compared to $85.0 million for the nine months ended December 31, 2012 due to higher revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, which also reflects lower costs due to the depreciation of the Indian rupee.  As a percentage of revenue, our gross profit was 36.3% and 35.0% in the nine months ended December 31, 2013 and 2012, respectively.

Operating expenses

Operating expenses increased from $61.6 million in the nine months ended December 31, 2012 to $73.8 million in the nine months ended December 31, 2013, an increase of $12.2 million, or 19.8%, which also reflects a foreign currency benefit of $3.1 million due to the depreciation of the Indian rupee. The increase in our operating expenses in the nine months ended December 31, 2013 was primarily due to an increase of $5.9 million in compensation expense related in part to annual compensation increases and an increase in our team members, including an increased number of sales and business development personnel, a $3.4 million increase in facility expenses and a $1.5 million increase in professional services. As a percentage of revenue, our operating expenses increased to 25.8% in the nine months ended December 31, 2013 as compared to 25.3% in the nine months ended December 31, 2012.

Income from operations

Income from operations increased by 27.6%, from $23.4 million in the nine months ended December 31, 2012 to $29.9 million in the nine months ended December 31, 2013. As a percentage of revenue, income from operations increased from 9.6% in the nine months ended December 31, 2012 to 10.5% in the nine months ended December 31, 2013.

Other income (expense)

Other income (expense) increased from $2.1 million in the nine months ended December 31, 2012 to $2.4 million in the nine months ended December 31, 2013. This increase is primarily attributed to an increase in interest income of $0.4 million in the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012. This was primarily due to the increase in cash collections and reduction in days sales outstanding.

Income tax expense

Income tax expense increased by $1.8 million, from $6.2 million in the nine months ended December 31, 2012 to $8.0 million in the nine months ended December 31, 2013. Our effective tax rate increased from 24.3% for the nine months ended December 31, 2012 to 24.7% for the nine months ended December 31, 2013.  The increase in the effective tax rate was primarily driven by the partial expiration of certain SEZ tax holidays in India, partly offset by new SEZ holiday benefits in India and a discrete tax benefit in the United Kingdom recognized in the nine months period ended December 31, 2013. The increase in income tax expense of $1.8 million reflects increased taxable income and changes in the geographical mix of income in the nine months ended December 31, 2013.

Net income

Net income increased by 26.0%, from $19.3 million in the nine months ended December 31, 2012 to $24.3 million in the nine months ended December 31, 2013 due primarily to increased revenue and increased operating efficiencies.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations.

On January 14, 2014, we completed an underwritten public offering of 2,645,000 shares of our common stock for net proceeds of approximately $86.2 million after deducting commissions and transaction expenses and after giving effect to the reimbursement of certain transactional expenses for which the underwriters have agreed to reimburse us.  The approximate net proceeds also includes the exercise of a 30-day over-allotment option which we granted to the underwriters to purchase an additional 345,000 shares from us.  We used these proceeds from the offering in part to repay all of the outstanding borrowings of $20.0 million under our new revolving credit facility, which we entered into with JPMorgan Chase Bank, N.A (“JPM”) on December 31, 2013 and used to complete the acquisition of TradeTech on January 2, 2014.  The remaining proceeds will be used for general corporate purposes, which may include, among other things, financing of possible acquisitions, working capital and/or capital expenditures, including facilities expansion.

On January 2, 2014, we acquired all of the outstanding shares of TradeTech for the purchase price of approximately $20.0 million in cash, 12.5% of which is being held back by us for a period of 12 months as security for the indemnification obligations of the stockholders of TradeTech.  In addition, the purchase price is subject to an adjustment up to approximately $4.0 million in earn-out consideration subject to the TradeTech’s achievement of certain revenue and EBITDA targets for the 12-month period ending December 31, 2014.

On December 31, 2013, we entered into an amended and restated credit agreement with JPM expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. At December 31, 2013, we had drawn down $20.0 million under this credit agreement, the proceeds of which we used to complete the acquisition of TradeTech on January 2, 2014. We are in compliance with all covenants under this credit agreement.  On January 14, 2014, we repaid the $20.0 million in outstanding borrowings from the proceeds of our public offering.

At December 31, 2013, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

On November 1, 2013, we acquired the business and assets of OSB for the purchase price of approximately $7.0 million in cash, 10% of which is being held back by us for a period of 12 months as security for the sellers’ indemnification obligations under the asset purchase agreement entered into between us and OSB. The purchase price is subject to adjustment after the closing of up to an additional $6.0 million in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2013, we sold $19.4 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31, 2013. No amounts were due under the financing agreement at December 31, 2013, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2013	2012
Net cash provided by operating activities	$39,527	$23,680
Net cash used for investing activities	(25,824)	(16.508)
Net cash provided by (used in) financing activities	25,292	(1,719)
Effect of exchange rate changes on cash	(2,788)	(935)
Net increase in cash and cash equivalents	36,207	4,518
Cash and cash equivalents, beginning of period	57,199	58,105
Cash and cash equivalents, end of period	$93,406	$62,623

Operating activities

Net cash provided by operating activities was $39.5 million during the nine months ended December 31, 2013 as compared to $23.7 million during the nine months ended December 31, 2012. This increase was primarily attributable to an increase in net income of $5.0 million, an increase in working capital of $10.5 million, primarily driven by a decrease in days sales outstanding from 78 days at December 31, 2012 to 70 days at December 31, 2013 or $15.6 million, an increased change in accrued employee compensation and benefits of $1.5 million, an increased change in income tax payable of $1.6 million and an increased change in non-cash adjustments including depreciation and share based compensation of $3.3 million. These were partially offset by a decreased change in accrued expense and others of $4.4 million, excess tax benefits from stock option exercises of $3.0 million, a decreased change in prepaid and other current assets of $2.0 million and a decreased change in accounts payable of $1.7 million.

Investing activities

Net cash used in investing activities was $25.8 million during the nine months ended December 31, 2013 as compared to $16.5 million during the nine months ended December 31, 2012. The change was primarily due to the net decreases in the proceeds of investments of $5.8 million, a decrease in restricted cash of $2.8 million and the cash payment of $6.2 million related to the OSB acquisition, partially offset by an increased change in the purchase of property and equipment of $2.7 million.

Financing activities

Net cash provided by financing activities was $25.3 million during the nine months ended December 31, 2013 as compared to cash used in financing activities of $1.7 million during the nine months ended December 31, 2012. The increase in cash provided is primarily due to the borrowing of $20.0 million from the JPM revolving credit facility to fund the TradeTech acquisition, an increase in excess tax benefits from the stock options exercises of $3.0 million, an increase in proceeds from the exercise of common stock options of $1.6 million, a decrease in principal payments on capital lease obligations of $1.0 million and a decrease in the purchase of common stock of $1.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the first nine months of our fiscal year ending March 31, 2014 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at December 31, 2013 was $94.7 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term and long-term investments and borrowings under our revolving credit facility. At December 31, 2013, we had $142.3 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.  At December 31, 2013, we had $20.0 million in borrowings outstanding under our JPM revolving credit facility.  Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company’s ratio of indebtedness to Adjusted EBITDA as defined in the credit facility agreement.  On January 14, 2014, we used part of the proceeds from our public offering to repay the $20.0 million outstanding under our JPM revolving credit facility.

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

At December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the nine months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash) via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended December 31, 2013, we withheld an aggregate of 15,801 shares of restricted stock at a price of $34.33 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement dated as of December 31, 2013 by and among Virtusa Corporation, its subsidiaries, Insource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A. (“Credit Agreement”), as Lender and Administrative Agent, including Exhibit A, Form of Assignment and Assumption Agreement, Exhibit B, Form of Compliance Certificate, Exhibit C, Form of Joinder Agreement, Exhibit D, Forms of U.S. Tax Compliance Certificates, and Exhibit E, Form of Borrowing Notice (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.2

Revolving Credit Note dated as of December 31, 2013 executed by Virtusa Corporation in favor of Lender (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.3

Pledge and Security Agreement dated as of December 31, 2013, by and among Virtusa Corporation, its subsidiaries, Insource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.4

Patent Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.5

Trademark Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.6

Fee Letter Agreement by and between Virtusa Corporation and JPMorgan Chase Bank, N.A. dated as of December 31, 2013 (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.7

Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.8

Asset Purchase Agreement by and among Virtusa Corporation, OSB Consulting LLC (“OSB”) and the sole member of OSB dated as of November 1, 2013 (as filed as Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed November 4, 2013 and incorporated herein by reference).

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

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, as filed with the SEC on January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2013 (Unaudited) and March 31, 2013
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2013 and December 31, 2012 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2013 and December 31, 2012 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and December 31, 2012 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation
Date: January 31, 2014	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2014	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement dated as of December 31, 2013 by and among Virtusa Corporation, its subsidiaries, Insource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A. (“Credit Agreement”), as Lender and Administrative Agent, including Exhibit A, Form of Assignment and Assumption Agreement, Exhibit B, Form of Compliance Certificate, Exhibit C, Form of Joinder Agreement, Exhibit D, Forms of U.S. Tax Compliance Certificates, and Exhibit E, Form of Borrowing Notice (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.2

Revolving Credit Note dated as of December 31, 2013 executed by Virtusa Corporation in favor of Lender (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.3

Pledge and Security Agreement dated as of December 31, 2013, by and among Virtusa Corporation, its subsidiaries, Insource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.4

Patent Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.5

Trademark Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.6

Fee Letter Agreement by and between Virtusa Corporation and JPMorgan Chase Bank, N.A. dated as of December 31, 2013 (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.7

Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed January 6, 2014 and incorporated herein by reference).

10.8

Asset Purchase Agreement by and among Virtusa Corporation, OSB Consulting LLC (“OSB”) and the sole member of OSB dated as of November 1, 2013 (as filed as Exhibit 10.1 to the Registrant’s Current Report on From 8-K filed November 4, 2013 and incorporated herein by reference).

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

2002, 18 U.S.C. 1350.

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, as filed with the SEC on January 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2013 (Unaudited) and March 31, 2013
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2013 and December 31, 2012 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended December 31, 2013 and December 31, 2012 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2013 and December 31, 2012 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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