Form 10-K
period 2014-03-31
VIRTUSA CORP
filed 2014-05-23
CIK 1207074

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

           Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2013, based on $29.06 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $704,535,755.

           The number of shares outstanding of each of the issuer's class of common stock as of May 19, 2014:

Class	Number of Shares
Common Stock, par value $0.01 per share	29,230,008

DOCUMENTS INCORPORATED BY REFERENCE

           The registrant intends to file a definitive Proxy Statement for its 2014 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2014. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2014

Part I

        This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements relate to, among other things, our expectations concerning the growth of our business, the ability of our clients to realize benefits from the use of our IT services; projections of financial results, the results of our operations and our financial condition; our competitive landscape; the impact of new accounting pronouncements; future capital requirements and capital expenditures; market risk exposures; customer contracts; our service delivery mix and our plans, strategies and objectives for our company and our future operations. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "seek," "intends," "plans," "estimates," "projects," "anticipates," or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Item 1A. Risk Factors" and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the Securities and Exchange Commission (the "SEC").

Item 1.    Business.

Overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services company. We use an enhanced global delivery model to provide end-to-end information technology ("IT") services to Global 2000 companies. These services, which include IT and business consulting, application support and maintenance, development, systems integration and managed services, leverage our unique platforming methodology that transforms our clients' businesses through IT rationalization. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients' core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development, and our consulting methodology, Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client to ensure our solutions meet the client's specifications and requirements. We have targeted our solution offerings to enable our clients to simultaneously reduce their IT operations cost, while increasing their ability to meet changing business needs. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Sweden and Austria, with global delivery centers in India, Sri Lanka, Hungary, Singapore, Malaysia and the Philippines, as well as a near shore delivery center in the United States.

        We combine our deep industry expertise with IT consulting and outsourcing services to deliver targeted and unique solutions and services that address the highest priorities of our clients' chief information officers ("CIO"), including reducing total cost of ownership, accelerating time-to-market, increasing productivity and enhancing our clients' customer experience. We believe CIOs in our client organizations are looking to support revenue growth, while reducing cost of operations and improving return on investment, or ROI, from IT investments. To help our clients increase revenue, we leverage the emerging demand from millennials to deliver solutions that use technologies such as big data analytics, social, gamification, mobile and location aware. To reduce the cost of operations, we help our clients consolidate applications into platforms, rationalize IT infrastructure, and deliver transformational, industry-focused solutions to deliver modern, efficient and agile enterprise application platforms. Our deep expertise in core technology services allows us to help our clients to lower total cost of ownership of their overall IT investments. We also combine industry specialization with our core services to deliver high-impact solutions in critical business functions that help our clients transform their business performance and gain competitive advantage in the markets in which our clients operate.

        We operate in markets and industries where rapidly evolving technology trends like mobile, social, cloud and big data analytics are allowing organizations to create and deliver to the demands of the "millennial generation" (a term used to refer to people born after 1984). The millennial generation demands products and services that can be delivered anywhere, anytime and on their device of choice. Recognizing this market imperative, we have developed targeted IT solution offerings that allow our clients to "millennial" enable their businesses, i.e., leverage these technological advancements to transform their business to meet the demands of customers and employees belonging to the millennial generation. As part of our millennial enablement solutions, we provide end-to-end consulting, technology selection, implementation and support services that allow our clients to understand emerging consumer demand in their markets of operation, create a roadmap to transform their business and execute to that roadmap to develop differentiated advantage over their competitors.

        We deliver our services using our enhanced global delivery model which leverages a highly efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India, Sri Lanka, Hungary, Singapore, Malaysia and the Philippines, as well as in our near shore center in the United States, to provide value-added services rapidly and cost-effectively. Our teams do this by using our enhanced global delivery model, which we manage to a targeted 25/75 onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements.

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

        We provide our IT services primarily to enterprises engaged in the following industries: communications and technology ("C&T"); banking, financial services and insurance ("BFSI"); and media and information ("M&I"). Our current clients include leading global enterprises such as AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global Services, Inc.) ("AIG"), JPMorgan Chase Bank, N.A. ("JPMC"), British Telecommunications plc ("BT"), Aetna Life Insurance Company, Thomson Reuters (Healthcare) Inc., and leading enterprise software developers. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2014, 89% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 57%, 60% and 59% of our total revenue in the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Our largest client for the fiscal year ended March 31, 2014, BT, accounted for 12.7% of our total revenue. During the fiscal years ended March 31, 2013 and 2012, BT accounted for 10.9% and 12.1% of our total revenue, respectively. During the fiscal years ended March 31, 2014, 2013 and 2012, AIG accounted for 12.5%, 14.4% and 6.2%, and JPMC accounted for 9.8%, 13.7% and 15.6% of our total revenue, respectively.

        We have master services agreements with each of AIG, JPMC and BT.

        Our master services agreement with AIG, dated April 25, 2008, as amended, has a perpetual term, but may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by AIG for convenience upon 10 days prior written notice.

        Our current master services provider agreement with JPMC, dated December 6, 2004, as amended, expires on December 31, 2015.

        On January 31, 2012, Virtusa UK Limited, our UK subsidiary, entered into a Global Frame Contract with BT, as amended (the "GFA"), which established Virtusa UK Limited as a preferred, but non-exclusive, vendor of BT for the provision of IT services to BT and its affiliates. The GFA replaced Virtusa UK Limited's previously disclosed master services agreement with BT dated March 29, 2007, as amended (the "MSA"), in its entirety.

        The GFA added rate cards specific to certain other geographic locations not previously covered by the MSA and has been amended to, among other matters, update certain rate card pricing terms. In addition, the GFA contains provisions regarding insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions.

        The term of the GFA is from January 1, 2012 to March 31, 2015, although the GFA may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by BT upon 90 days prior written notice. BT may also terminate without liability upon certain other conditions, including changes in control of Virtusa UK Limited.

        These agreements with AIG, JPMC and BT generally may be terminated without additional liability by these clients for convenience on written notice of between 10 and 90 days, as well as by either party upon an uncured, material breach of the other party. There can be no assurance that these agreements will not be terminated or further amended prior to the end of their terms. None of these agreements have minimum purchase commitments with us. These agreements also contain provisions for warranties, insurance, indemnification, limitations of liability, liquidated damages and other customary terms and conditions.

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

Our services

        Business and IT consulting services.    We provide business and IT consulting services to assist our clients to effectively manage their continually-changing IT environments and align their IT investments to support current and future business requirements. Our business consulting services allow clients to mitigate risks and execute successful IT programs by ensuring stakeholder alignment, business case and ROI definition for the project, and using innovative techniques like persona development, DILO (Day-in-the-life-of) journeys and rapid prototyping to define and agree on the end outcomes for the projects. The goal of our IT consulting group is to help our clients continually improve the performance of their IT application environments by adopting and evolving towards re-useable software platforms. We help clients analyze business and/or technology problems and identify and design platform-based solutions. We also assist our clients in planning and executing their IT initiatives and transition plans.

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

        To expand our position within the banking, financial services and insurance industries by increasing asset management and treasury services domain and technology expertise, as well as expanding our global presence into the Nordics, on January 2, 2014, Virtusa International B.V., a wholly owned subsidiary of the Company organized and formed in the Netherlands ("Virtusa BV"), acquired all of the outstanding shares of TradeTech Consulting Scandinavia AB, a company incorporated and organized under the laws of Sweden, and its subsidiaries.

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

        Technology implementation services.    Our technology implementation services involve building, testing, deploying, maintaining and supporting IT applications, and consolidating and rationalizing our clients' existing IT applications and environments into platforms. Leveraging our deep skills in software engineering and our expertise in the innovative use of technology to solve business problems, we assist our clients' CIOs in making the right decisions on technology platform selection, support the implementation of core application systems and help solve critical business problems, while ensuring that the CIO's IT asset estate remains optimized, cost-effective and supports current and future business requirements.

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

        To extend our service offerings to include a broader set of finance transformation services in the financial services and insurance domains to both existing and new clients, including service offerings targeted to enable clients to automate their finance and accounting processes, reporting capabilities, including SAP based capabilities, and regulatory compliance programs, on November 1, 2013, we acquired substantially all of the business and assets of OSB Consulting LLC.

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

        Our application outsourcing services include the following application and platform management, infrastructure management and software quality assurance management services:

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

        Global delivery model.    We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner by leveraging an efficient onsite-to-offshore service delivery mix and our proprietary Global Innovation Process ("GIP"), to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements, as well as the impact of any acquisitions. During the past four fiscal years, we performed at least 78% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ending March 31, 2015, we anticipate the onsite ratio to slightly increase due to new client engagements and existing work on larger, more complex programs requiring a larger onsite presence. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around-the-clock, world-class execution capabilities that span multiple time zones.

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

        During our fiscal year ended March 31, 2014, our Bangalore delivery center was assessed and our Hyderabad delivery center was reassessed at CMMI Level 5 maturity in the industry-standard capability maturity model developed and managed by the CMMI institute. This followed the assessment of our Chennai and Colombo delivery centers at CMMI Level 5 maturity in the previous fiscal year ended March 31, 2013 and the original assessment of our Hyderabad delivery center at CMMI Level 5 maturity in the fiscal year ending March 31, 2012. CMMI is a process improvement model used to improve a company's ability to manage project deliveries to ensure predictable results. CMMI's process levels are regarded as the standard in the industry for evolutionary paths in software and systems development and management.

        We have adapted and incorporated modern techniques designed to accelerate the software of development into GIP, including rapid prototyping, Agile development and eXtreme Programming. During the initial process-tailoring phase of an engagement, we work with the client to define the specific approach and tools that will be used for the engagement. This process-tailoring takes into consideration the client's business objectives, technology environment and currently-established development approach. We believe our innovative approach to adapting proven techniques into a custom process has been an important differentiator that allows us to deliver substantially greater value to our clients in a cost-effective and timely manner. For example, a large high-tech manufacturer engaged us to use our process-tailoring approach to design a common, standards-based development process for use by its own product development teams.

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

Our IT solutions

        Core solutions.    We have designed our solutions to enable clients to improve core customer business processes resulting in high impact business outcomes, including reducing total cost of ownership, accelerating time to market and enhancing our clients' customer experience. We use proprietary business consulting methodologies like ASD to help clients improve accuracy and scope of the solution being delivered, align organizational stakeholders on common, shared objectives, and accelerate the solution development process. Virtusa's unique platforming methodology helps clients rationalize their IT application infrastructure and develop lean, optimized enterprise application platforms that significantly lower the cost of maintenance, while improving the agility of the business to respond to emerging market demands.

        We provide the following specific core solutions across IT and business consulting, technology and application outsourcing areas:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• accelerated solution design or ASD • business process re-engineering	• lean outcomes • one process, one platform	• business process management • enterprise content management • data warehousing & business intelligence • mobility • cloud computing	• quality assurance testing • managed services

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

        We have invested in creating millennial technology labs and innovation hubs within our global delivery centers to foster the development of emerging technology solutions to enable our clients to become millennial enterprises.

Sales and marketing

        Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. At March 31, 2014 and 2013, we had 163 and 131 marketing and business development full time equivalents, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

Clients and industry expertise

        We market and provide our services to companies in North America, Europe and Asia. For additional discussion regarding geographic information, see note 18 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2014 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader, differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. For instance, our largest client for the fiscal year ended March 31, 2014, BT, accounted for 12.7% of our total revenue. During the fiscal years ended March 31, 2013 and 2012, BT accounted for 10.9% and 12.1% of our total revenue, respectively. During the fiscal years ended March 31, 2014, 2013 and 2012, AIG accounted for 12.5%, 14.4% and 6.2%, and JPMC accounted for 9.8%, 13.7% and 15.6% of our total revenue, respectively.

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

Competition

        The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Limited, Infosys Technologies Limited, iGATE Corporation, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture Ltd., Cap Gemini S.A., Computer Sciences Corporation, Deloitte Consulting LLP and IBM Global Services Consulting

        We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, offshore IT service providers with facilities in less expensive geographies within India and lower cost, near shore centers established by our competitors to provide accelerated staffing alternatives at competitive pricing.

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

        Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2014, we experienced voluntary team member attrition at a rate of 14.8% and involuntary team member attrition at a rate of 4.7%. We remain committed to improving and sustaining our voluntary attrition levels in-line with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

        At March 31, 2014, we had 8,054 team members worldwide. We also engage outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

        We monitor our network performance on a 24x7 basis to ensure high levels of network availability and periodically upgrade our network to enhance and optimize network efficiency across all operating locations. We use leased telecommunication lines to provide redundant data and voice communication with our clients' facilities and among all of our facilities in Asia, the United States and Europe. We also maintain multiple sites across our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka, and the United States back-up centers to provide for continuity of infrastructure and resources in the case of natural disasters or other events that may cause a business interruption.

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

Business segments and geographic information

        We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 18 to our consolidated financial statements for the fiscal year ended March 31, 2014 contained in this Annual Report.

Our corporate and available information

        We were originally incorporated in Massachusetts in November 1996 as Technology Providers, Inc. We reincorporated in Delaware as eRunway, Inc. in May 2000 and subsequently changed our name to Virtusa Corporation in April 2002. Our principal executive offices are located at 2000 West Park Drive, Westborough, Massachusetts 01581, and our telephone number at this location is (508) 389-7300. Our website address is www.virtusa.com. We have included our website address as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of, or incorporated by reference into, this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we make available our Code of Business Conduct and Ethics free of charge through our website. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Stock Market by filing such amendment or waiver with the SEC and posting it on our website.

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

        We have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 35%, 39% and 34% of our revenue in our fiscal years ended March 31, 2014, 2013 and 2012, respectively, from our top three clients during those periods. For the fiscal year ended March 31, 2014, BT, AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global Services, Inc.) ("AIG"), and JPMC accounted for 12.7%, 12.5% and 9.8% of our total revenue respectively. In addition, during each of the fiscal years ended March 31, 2014 and 2013, 89% of our revenue came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients or the acquisition of a client. Further, the loss of, or material reduction in revenue from any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

        We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, in the fiscal year ended March 31, 2014, we amended our master services agreements with each of BT, AIG and JPMC to reflect negotiated pricing and certain commercial terms for periods of one to two years. Our client concentration may also subject us to perceived or actual leverage that our clients may have, given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business and operating results would be seriously harmed.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States, Europe (particularly, the United Kingdom), or other countries, which could result in lost revenue, lower gross margins, delays in or losses of client engagements and otherwise adversely affect our ability to meet our growth, revenue and profit projections.

        The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits. In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and other business visas. The H-1(B) visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1(B) visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1(B) visa extensions after the six-year period may be available. H-1(B) visa holders are required to be paid the higher of the actual wage, or the prevailing wage for their position at the site of their employment. In addition, there are strict labor regulations associated with the H-1(B) visa classification, including disclosure, attestations and document retention. All users of the H-1(B) program are subject to periodic site visits from the United States Citizenship and Immigration Services, or USCIS, to verify their compliance with immigration and Labor Regulations. In addition, the Wage and Hour Division of the United States Department of Labor may also conduct H-1(B) audits to verify compliance with labor regulations. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1(B) classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1(B) program and other immigration benefits. We are users of the H-1(B) visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients.

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

        Immigration laws in countries in which we seek to obtain visas or work permits may require us to meet certain other legal requirements as conditions to obtaining or maintaining entry visas. These immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. For instance, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced growth. The United Kingdom requires that all employees who are not nationals of European Union countries (plus Bulgaria and Romania) obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nationals from countries such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but do need to obtain a worker registration within 30 days of arrival. The United Kingdom has introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can demonstrate that the employee can accumulate 50 points based on certain attributes, which include academic qualifications, intended salary and other factors plus 10 points for English language (not necessary where the employee is an intra company transferee) and 10 points for maintenance. Where the employee has not worked for a Virtusa group company outside the United Kingdom for at least 12 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by a European Economic Area national. While we are an A-rated sponsor and have been able to obtain certificates of sponsorship to satisfy our demand for transfers to the United Kingdom, we can make no assurance that we can continue to do so.

        To the extent we experience delays due to immigration restrictions, we may encounter client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows. Due to these immigration delays, we may also need to perform more work onsite, or hire more resources locally, thus reducing our gross margins and overall profitability.

Changes, and proposed changes, in U.S. immigration law, if approved into law, may increase our cost of revenue and may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

        The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. For example, measures aimed at limiting or restricting outsourcing by United States companies are periodically considered in the U.S. Congress and in numerous state legislatures to address concerns over the perceived association between offshore outsourcing and the loss of jobs domestically. On August 13, 2010, President Barack Obama signed legislation which contained provisions to impose additional fees of $2,000 for certain H-1(B) petitions and $2,250 for certain L-1A and L-1B petitions beginning in August 2010 through September 20, 2014. These fees were extended through September 20, 2015 and already have had a negative impact on our gross profits and overall cost of operations, given the very competitive environment in which we operate, and despite our efforts to recoup these costs either directly from our clients or indirectly through our billing rates.

        Legislators have also discussed comprehensive immigration reform. While the comprehensive immigration reform legislation focuses primarily on the millions of illegal immigrants in the United States, there is a likelihood that the law would include some content regarding H-1(B) and L-1 visas as described in the recently proposed legislation.

        In particular, the proposed legislation has many provisions that, if enacted, may substantially and negatively impact our business. For instance, the new proposed legislation, if enacted, seeks to restrict companies with more than 50% of the U.S. based work force comprised of employees with an L-1 or H-1(B) visa from filing additional visa petitions, including visa petitions for H-1(B) or L-1 visas. In the first year of the proposed law, if enacted, companies must have fewer than 75% of their US employee base using H-1(B) and/or L-1 visas or the company would be prohibited from filing for any additional visa petitions, including visa petitions for H-1(B) or L-1 visas. In year two of the proposed law, the requirement would decline to 65%, and in year 3 of the proposed law, the requirement of having a total population of a company's US workforce holding H-1(B) and L-1 visas would decline to 50% or the company would not be able to file for additional H-1(B) or L-1 visas.

        The new legislation may also require that any company which is "H-1(B) dependent," meaning that the company has 15% or more of its US employees who are working for the company under a H-1(B) visa, not be allowed to place any additional H-1(B) or L-1 visa employees at a client site. Further, the new legislation would substantially increase visa fees to companies on an increasing sliding scale based on the percentage of that company's workers using the H-1(B) or L-1 visa, to the extent that the company had at least 30% of its US workforce using an H-1(B) or L-1 visa. The new legislation may also require companies seeking H-1(B) and L-1 visas to undertake a good faith recruitment process to prove that there is no displacement of U.S. workers. Finally, the new legislation may also require companies to pay higher wages for H-1(B) and L-1 visa holders, thus substantially increasing the cost of employing these H-1(B) and L-1 visa employees. If some or all of the legislation discussed above were passed into law, we may not be able to apply for or obtain necessary visas or work permits for key offshore personnel or other offshore resources in the numbers needed for onsite assignments and we may not be able to hire or engage suitable resources to staff current or future client engagements. Even if we are able to continue to use H-1(B) or L-1 visas, the proposed legislation would substantially increase the costs of visas which would materially and negatively impact our costs of revenue, our gross profits and our statement of income unless we were able to pass off all or substantially all of the increased visa costs to our clients, which we may not able to do due to competitive pricing pressure and the general competitive environment in which we operate. If we become subject to the legislation which requires additional "good faith" recruiting processes to occur locally before applying for H-1(B) visas, our costs of hiring could increase, and our ability to staff appropriately skilled resources on client projects could be restricted or substantially delayed.

        The potential risks and impact to our business if some or all of the proposed immigration legislation relating to use of H-1(B) and L-1 visas is approved also could include:

  •
  Reduced ability to bring in foreign workers on an L-1 or H-1(B) visa

  •
  Increased scrutiny and requests for proof of eligibility on the use of L-1 and H-1(B) visas

  •
  Higher costs, including wages and benefits, for H-1(B) and L-1 visa holders

  •
  Elimination of a company's ability to pay the living expenses of an L-1 visa holder on a tax free basis

  •
  Increased oversight by the Department of Labor ("DOL") over issuance, use and administration of L-1 visas, just as the DOL currently oversees H-1(B) visas

        Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing any such requests and our costs of operations could materially rise, thus materially and negatively impacting our gross margins and our statement of income. Any inability to obtain, or extended delays in obtaining, these visas, or any delays or inability to hire resources for existing or future client projects could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources at substantially higher wage levels, rather than using existing offshore resources to staff onsite engagements which would materially reduce our gross margins. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S. prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins could then be materially and adversely affected. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

        Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2014, our voluntary attrition rate was 14.8%. We, and the industry in which we operate, generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

  •
  unknown liabilities

        Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We have completed five acquisitions from November 2009 to March 31, 2014. In connection with these acquisitions, we are carrying $53.4 million in goodwill on our consolidated balance sheets at March 31, 2014. If we fail to successfully integrate these companies and maintain their value, or if these acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company or impairment of intangible assets or goodwill of any such company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

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

        For our fiscal year ended March 31, 2014, we derived substantially all of our revenue from clients located in the United States and Europe (primarily, the United Kingdom). During the fiscal year ended March 31, 2014, we generated 70% of our revenue from clients in the United States, 25% of our revenue from clients in the Europe (primarily, the United Kingdom) and 5% from clients in the rest of the world. While the United States economy has marginally improved recently, the European economy remains weakened. If a weakening or slowing of these economies continues or accelerates, or deterioration in these financial markets occurs, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenue and profitability. Additionally, any prolonged recession or weakening of the growth rates and economies in the United States and/or Europe could have a material adverse impact on IT budgets, erode our client base and our target markets and have a material adverse impact on our revenue.

We depend on clients concentrated in specific industries, such as BFSI, and are therefore subject to risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

        In our fiscal year ended March 31, 2014, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2014, we earned approximately 58% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 15% from the prior fiscal year. If any decline in the growth of the BFSI industries, particularly the financial services industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

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

        We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia, the Philippines and Sweden and we serve clients across North America, Europe and Asia. For the fiscal years ended March 31, 2014, 2013 and 2012, revenue generated outside of the United States accounted for 30%, 25% and 22% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, Austria, Malaysia, the Philippines, Sweden, Switzerland and the Netherlands. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

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

        The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in recent periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. Future fluctuations in the exchange rate of the U.S. dollar and U.K. pound sterling could have a materially negative impact on our revenue generated in the U.K. pound sterling, as well as on our operating income and net income. Any appreciation of the U.S. dollar against the U.K. pound sterling will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margins and net income, which may in turn have a negative impact on our business, operating results and financial condition and results of operations. Although we have entered into, and may continue to enter into, derivative contracts to mitigate the impact of the fluctuation in the U.K. pound sterling and the Indian rupee, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego certain benefits including benefits caused by depreciation of the Indian rupee with respect to our expenses or by a depreciation of the U.K. pound sterling with respect to our revenue. In addition, use of derivatives includes the risk of non-performance of the counterparty. We have also initiated an investment program (short to medium term currency deposits) in Asia where we hold investments in local currency. Accordingly, any material depreciation of the UK pound sterling, the Indian rupee or the Sri Lankan rupee against the U.S. dollar could have a material adverse impact on our cash balances when consolidated and translated into U.S. dollars.

        In connection with our acquisition of TradeTech, our revenues and cost of revenue in Sweden are subject to fluctuations based on the current exchange rates between the Swedish krona ("SEK"), the U.S. dollar and the euro. Although we have commenced purchasing multiple foreign currency forward contracts designed to hedge fluctuation of the SEK against the U.S. dollar, we can make no assurance that these hedges will be effective or that we will not forego certain benefits if the SEK appreciates in value.

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

        Although we have adopted a twelve quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments' unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. Furthermore, we are exposed to foreign currency volatility related to the Canadian dollar, the euro, the Singapore dollar and the Sri Lankan rupee, which are not currently hedged. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

        In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") which seeks to regulate, among other matters, the manner in which companies and their financial institutions engage in hedging activities. In addition, the Commodity Futures Trading Commission (the "CFTC") and the Securities and Exchange Commission have recently proposed rules to implement certain provisions of the Dodd-Frank Act which, if enacted, may have a material and negative impact on the manner in which we are able to engage in hedging activities. For instance, certain proposed rules may require us to use cash or liquid investments (rather than a line of credit) to collateralize our hedging activities, which may require us to shift cash and cash equivalents freely available to us into restricted cash. Such requirement could become prohibitive and prevent us from continuing with our hedging program. Other proposed rules may also increase the costs of our hedging program, or may prevent us from working with our preferred banking institutions to effect these forward contracts or require us to clear these trades through a third party, each of which could materially increase our costs of operating our hedging program. While the proposed rules may change before enactment, if some of these rules are enacted, we can make no assurance that we will be able to continue to operate our hedging program, or if we are, on terms that are commercially viable to us.

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies which could limit our access to cash in non-U.S. locations to fund our U.S. operations or otherwise make investments where needed.

        In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets. We therefore may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2014, we had approximately $201 million of cash, cash equivalents, short term investments and long term investments of which we hold approximately $79 million of cash, cash equivalents and short term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investment or use for operations in the United States or other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. Moreover, even if we were to repatriate this cash back to the United States for use in U.S.

investments, this cash would be subject to substantial taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. We estimate that it could cost us as much as $24.3 million to repatriate cash back to the United States. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to make investments and support our operations.

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

        Many of our projects involve technology applications or systems that are critical to the operations of our clients' businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. If a client is not satisfied with our services or products, including those of subcontractors we employ, we may not be able to invoice for our services, or if we do invoice, we may not be able to collect the fees due on such engagements, and our business may suffer. Moreover, if we fail to meet our contractual obligations, our clients may terminate their contracts and we could face legal liabilities and increased costs, including warranty or breach of contract claims against us. Any failure in a client's project could result in a claim for substantial damages, our inability to recognize all or some of the revenue for the client project, potential reversals of revenue previously recognized, non-payment of outstanding invoices, increased expenses due to increase in reserves for doubtful accounts, loss of future business with such client and increased costs due to non-billable time of our resources dedicated to address any performance or client satisfaction issues, regardless of our responsibility for such failure.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

        Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties, including insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

We are investing substantial cash in new facilities and our profitability could be reduced if our business does not grow proportionately.

        We intend to make increased investments in our existing global delivery centers in Asia, particularly our largest centers in India and Sri Lanka, as well as in our near shore center in the United States. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short-term leases if we cannot move into the new facilities in a timely manner. Such investment may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability would be reduced.

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

        We may not succeed in maintaining our profitability and could incur losses in future periods. If we experience declines in demand, declines in, or inability to raise, pricing for our services, cost increases for US based resources, or if wages in India or Sri Lanka continue to increase at a faster rate than in the United States and the United Kingdom, we will be faced with continued growing costs for our IT professionals, including wage increases. We also expect to continue to make investments in infrastructure, facilities, sales and marketing and other resources as we expand, thus incurring additional costs and potentially reducing our operating margins. If our revenue does not increase to offset these increases in costs or operating expenses, our operating results would be negatively affected. In fact, in future quarters we may not have any revenue growth and our revenue and net income could decline. You should not consider our historic revenue and net income growth rates as indicative of future growth rates. Accordingly, we cannot assure you that we will be able to maintain or increase our profitability in the future.

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

        A portion of our client engagements represent fixed-price engagements. When making proposals for engagements, especially our fixed-price engagements, we estimate the costs and timing for completion of the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies, staffing of resources, complexities of the engagement and costs. The profitability of our engagements, and in particular our fixed-price contracts, may be adversely affected by our ability to accurately estimate effort and resources needed to complete the project, increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, which could make these contracts less profitable or unprofitable. If we underestimate the effort and resources required to complete a project and cannot recoup additional costs from our client, or if we endure additional costs or delays, and cannot complete the project, our utilization rates may lower as we remediate project issues, our profit from these engagements may be adversely affected and we may be subject to litigation claims.

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

Adverse or uncertain conditions in the global economy could negatively impact our clients and therefore our results of operations.

        Regional and global economic weakness and uncertainty have resulted in some companies reassessing their spending for technology and IT related projects and services. Our revenue and profitability depend on the overall demand for IT services from our clients, including discretionary IT spending. Portions of our expenses are fixed and other expenses are tied to expected levels of utilization. To the extent that we do not achieve anticipated levels of revenue growth, our gross profit and net income could be adversely affected until such expenses are reduced to an appropriate level.

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

        In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors' audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our control is functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent registered public accountant to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting, including operations of any acquired businesses in the applicable reporting period, for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

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

As a global company, we may not have ready access to cash in geographies where we need it, and as such, we may need to raise capital in the future, although our ability to raise capital may be limited.

        We anticipate that our current cash and cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to meet our current needs for general corporate purposes for the foreseeable future. On January 14, 2014, we completed an underwritten public offering of 2,645,000 shares of our common stock for net proceeds of approximately $86.2 million.

        However, as a global company, we also may not have ready access to cash in geographies where we seek to make investments, including for the following purposes:

  •
  acquiring businesses or technologies or making strategic investments

  •
  adding additional global delivery centers

  •
  procuring additional capacity and facilities

  •
  hiring additional personnel

  •
  enhancing our operating infrastructure

        If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. Any such debt financing could require us to comply with restrictive financial and operating covenants, which could have a material adverse impact on our business, results of operations or financial condition.

        We cannot assure you that additional financing will be available on terms favorable to us, or at all or in the locations where we need the additional capital. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations and growth, take advantage of unanticipated opportunities or otherwise respond to competitive pressures may be significantly limited.

Risks related to our Indian and Sri Lankan operations

Political instability or changes in the central or state governments in India could result in the change of several policies relating to foreign direct investment and repatriation of capital and dividends. Further, changes in the monetary and economic policies could adversely affect economic conditions in India generally and our business in particular.

        We have subsidiaries in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India. Since 1991, successive Indian governments have pursued policies of economic liberalization. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise; significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, as noted above, India's central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax (which was repealed as of April 1, 2009) and new service taxes, and income-related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition. For instance, certain changes to the application of the Minimum Alternative Tax with respect to Special Economic Zone ("SEZ") units may negatively impact our cash flows and other benefits enjoyed by us which could have a material adverse effect on our business, results of operations and financial condition.

Changes in the policies or political stability of the government of Sri Lanka adversely affect economic conditions in Sri Lanka, which could adversely affect our business.

        Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment ("BOI") in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our current agreement with the BOI, our Sri Lankan subsidiary is entitled to an exemption from income taxation on export revenue for a period of 12 years expiring on March 31, 2019 provided that certain job creation requirements were met by March 31, 2014. We believe we have achieved the job creation criteria and have notified the BOI. The BOI on review could challenge our hiring commitments in which case we would have to forego part of the 12 year tax holiday. Further, government policies relating to taxation other than on income would also have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.

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

        In May 2009, the Sri Lankan government claimed victory in the ethnic conflict against the Tamil Tigers in Sri Lanka. The many years of the ethnic conflict have substantially affected the political and economic climate of Sri Lanka. With the military conflict now ended, the Sri Lankan economy has benefitted from increased tourism, foreign investment and overall political stability. With economic growth and stability, the Sri Lankan currency may appreciate and there may be increased diversification in job opportunities for the Sri Lankan workforce. If the Sri Lankan rupee appreciates, our costs of operations may increase. In addition, if the Sri Lankan labor pool gains a growing number of alternatives due to an expanding and diversifying local economy, we may encounter increased competition and costs in recruiting, hiring and retaining qualified resources as well as the impact of wage inflation, each of which could have a negative impact on our costs of revenue and margins.

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

        The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2004 to March 31, 2010 of our Indian subsidiary, Virtusa (India) Private Limited, now merged with and into our affiliate, Virtusa Consulting Services Private Limited (referred to as "Virtusa India"). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm's-length profit related to intercompany transactions. For fiscal year ended March 31, 2004 and 2005, we contested both assessments and also filed appeals with Indian tax authorities and U.S. Competent Authorities. Although we have settled certain tax obligations for the fiscal years ended March 31, 2004 and 2005, we have appealed certain other tax related matters effecting our fiscal year ended March 31, 2004 and 2005 with the Indian tax authorities. During the fiscal year ended March 31, 2005, we have appealed the redetermination of arm length pricing for transactions with our U.K. subsidiary. We continue to appeal the remaining fiscal years assessments with the Indian tax authorities. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

Our net income may decrease if the governments of India or Sri Lanka levy new taxes or reduce or withdraw tax benefits and other incentives provided to us.

        Virtusa India is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park ("STP"), which it operates. Virtusa India historically has operated STPs in Hyderabad and in Chennai. The income tax benefits of the STP in Hyderabad and Chennai expired on March 31, 2010 and 2011, respectively. Historically, however, substantially all of the earnings of both STPs qualified as tax-exempt export profits. Although we believe we have complied with and were eligible for the STP holidays, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level in previous tax years, subject to the applicable statute of limitations, which could result in additional legal liability, including obligations to pay additional taxes, penalties, interest and other costs arising out of such matter. For instance, the Indian taxing authorities issued an assessment order for the fiscal years ended March 31, 2006 and 2007 against Virtusa India related to the denial of all STP benefits for our Chennai STP on the basis that the STP was formed by the splitting up or the reconstruction of our Hyderabad STP. We have filed appeals with the appropriate Indian tax authorities to appeal other years. We may incur additional legal liability and obligations to pay additional interest, penalties and costs related to such matter. We have appealed such assessments but we can make no assurance that our appeals will be successful.

        We have located most of our Indian operations in areas designated as a SEZ, under the SEZ Act of 2005. In particular, we are continuing our build out of a facility on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. In addition, we have leased space and operate in SEZ designated locations in Bangalore, Pune and Chennai, India. Although our profits from the SEZ operations would be eligible for certain income tax exemptions for a period up to 15 years, we may not be able to take full advantage of the tax holidays in each SEZ if we are not able to grow our operations, including the hiring of IT professionals into the SEZ facilities, and there is no guarantee that we will secure SEZ status for any other future locations in India. Additionally, the government of India may deem us ineligible for a SEZ holiday or make adjustments to the transfer pricing profit levels resulting in an overall increase in our effective tax rate.

        In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the BOI in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year tax holiday agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation and investment criteria. As of March 31, 2014, we believe we have met the job creation target. We have submitted the required details to BOI and are awaiting their confirmation. At March 31, 2014, we were eligible for the entire 12-year tax holiday. Further, the Sri Lankan Department of Inland Revenue has challenged the eligibility of the initial year of our granted tax holiday. This challenge was affirmed by the Tax Appeals Commission based on their judgment that we did not meet the required investment commitments. However, during the fiscal year ended March 31, 2014, we received notice from the BOI certifying the tax holiday for all previously claimed years, including the initial year under challenge. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, and financial results and materially reduce our profitability.

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

        In addition, we contribute to benefit funds covering our employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the team members' years of service and compensation. If the governments of India and/or Sri Lanka were to legislate increases to the benefits required under these plans or mandate additional benefits, our profitability and cash flows would be reduced.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in Westborough, Massachusetts where we lease approximately 22,147 square feet for a term expiring February 28, 2018.

        We have global delivery centers located in Bangalore, Pune, Hyderabad and Chennai, India, as well as in Colombo, Sri Lanka, Budapest, Hungary, Singapore, Kuala Lumpur, Malaysia and Manila, Philippines, as well as Albany, New York where we provide near shore staffing. We lease space at two facilities in Chennai, India, totaling approximately 183,646 square feet, two facilities in Bangalore, India, totaling approximately 33,909 square feet and a facility in Pune, India totaling approximately 13,700 square feet. In

Colombo, Sri Lanka, we lease space at four facilities totaling approximately 167,551 square feet. Our leases in India and Sri Lanka vary in duration and term, have varying renewable terms and have expiration dates ranging from 2014 to 2019. In addition, in March 2008, we entered into a 99-year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we have built a campus of approximately 325,000 square feet. Our lease in Albany, New York is for approximately 7,870 square feet and expires in 2019.

        We have sales and business development offices located in New York, the United Kingdom, Germany, Austria and Sweden. We also have a sales and delivery office in Windsor, Connecticut. These leases vary in duration and have expiration dates ranging from one year to five years.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock during our fiscal years ended March 31, 2014 and March 31, 2013, respectively, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal 2013:
First quarter	$17.56	$11.41
Second quarter	$18.61	$11.23
Third quarter	$18.63	$14.40
Fourth quarter	$24.63	$15.93
Fiscal 2014:
First quarter	$26.39	$21.29
Second quarter	$30.70	$22.16
Third quarter	$38.49	$25.60
Fourth quarter	$38.05	$32.25

        As of May 19, 2014, there were approximately 29,230,008 shares of our common stock outstanding held by approximately 159 stockholders of record and the last reported sale price of our common stock on the Nasdaq Global Select Market on May 19, 2014 was $35.27 per share.

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

Equity Compensation Plan Information

        The following table provides information as of March 31, 2014 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have three equity compensation plans, each of which has been approved by our stockholders: (1) the Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, including the material features of plans not approved by our stockholders, please see note 11 to the consolidated financial statements included elsewhere in this Annual Report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders—stock options(1)	1,084,929	$12.01	1,791,622	(2)(3)
Equity compensation plans approved by security holders—stock appreciation rights(4)	12,121	$4.82	—	(2)
Equity compensation plans not approved by security holders(5)	70,333	$6.89	—

Total	1,167,383		1,791,622

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        None.

Issuer Purchases of Equity Securities

        Under the terms of our 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended March 31, 2014, we withheld an aggregate of 7,835 shares of restricted stock at a price of $35.69 per share.

Item 6.    Selected Financial Data.

        The selected historical financial data set forth below at March 31, 2014, 2013 and for the fiscal years ended March 31, 2014, 2013 and 2012 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2012, 2011 and 2010 and for the fiscal years ended March 31, 2011 and 2010 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share amounts)
Revenue	$396,933	$333,175	$277,771	$217,979	$164,365
Costs of revenue	250,533	215,866	177,434	134,496	94,142

Gross profit	146,400	117,309	100,337	83,483	70,223
Operating expenses	103,988	84,450	76,438	65,697	57,330

Income from operations	42,412	32,859	23,899	17,786	12,893
Other income	3,512	3,000	2,547	441	56

Income before income tax expense	45,924	35,859	26,446	18,227	12,949
Income tax expense	11,549	7,461	6,411	2,027	820

Net income	$34,375	$28,398	$20,035	$16,200	$12,129

Net income per share of common stock
Basic	$1.32	$1.14	$0.81	$0.68	$0.52

Diluted	$1.27	$1.11	$0.79	$0.66	$0.50

Weighted average number of common shares outstanding
Basic	26,116,516	24,937,162	24,643,063	23,783,457	23,153,973
Diluted	26,973,001	25,638,839	25,383,650	24,714,808	24,032,675

Consolidated balance sheets data

	At March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cash and cash equivalents	$82,761	$57,199	$58,105	$50,218	$43,851
Working capital	$193,319	$145,650	$119,013	$123,264	$92,367
Total assets	$449,425	$303,919	$274,794	$246,177	$215,873
Total stockholders' equity	$374,070	$252,207	$218,174	$207,336	$181,794

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

Business overview

        We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Sweden, Germany and Austria, and global delivery centers in India, Sri Lanka, Hungary, Singapore, Malaysia, and the Philippines, as well as a near shore center in the United States. At March 31, 2014, we had 8,054 employees, or team members, an increase from 6,911 at March 31, 2013. For the fiscal year ended March 31, 2014, we had revenue of $396.9 million and income from operations of $42.4 million. In our fiscal year ended March 31, 2014, our revenue increased by $63.7 million, or 19%, to $396.9 million, as compared to $333.2 million in our fiscal year ended March 31, 2013. Our net income increased from $28.4 million in our fiscal year ended March 31, 2013 to $34.4 million in our fiscal year ended March 31, 2014.

        The key drivers of the increase in revenue in our fiscal year ended March 31, 2014, as compared to our fiscal year ended March 31, 2013, were as follows:

  •
  Broad based revenue growth among our clients existing at March 31, 2013, particularly our non- top ten clients collectively

  •
  Broad based revenue growth within our banking financial services and insurance ("BFSI") and communication and technology ("C&T") industry groups

  •
  Broad based growth in all geographies, led by North America and Europe

        The key drivers of our increase in net income in our fiscal year ended March 31, 2014, as compared to our fiscal year ended March 31, 2013, were as follows:

  •
  Higher revenue contribution from existing clients

  •
  Increase in gross profit, which also reflects lower costs due to the depreciation of the Indian rupee, partially offset by higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth, amortization and increased professional services related to strategic initiatives

  •
  Partially offset by increased income tax expense related to higher taxable profits

        High repeat business and client concentration are common in our industry. During the fiscal year ended March 31, 2014, 89% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

        For the fiscal years ended March 31, 2014, 2013 and 2012, we generated 56%, 58%, and 54%, respectively, of revenue from application outsourcing and 44%, 42% and 46%, respectively, of revenue from consulting services. We perform our services under both time-and-materials and fixed-price contracts.

Revenue from fixed-price contracts was 28%, 18%, and 18% of total revenue for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The revenue earned from fixed-price contracts reflects our clients' preferences during the fiscal years ended March 31, 2014, 2013 and 2012.

        At March 31, 2014, we had cash and cash equivalents, short-term and long-term investments of $200.7 million as compared to $95.0 million at March 31, 2013. The increase related primarily to $86.2 million of net proceeds received from our underwritten public offering of 2,645,000 shares of our common stock on January 14, 2014 and our growth in income from operations. The increase in cash balance was also driven by improvement in days sales outstanding by 10 days.

        From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. For instance, we acquired the business and assets of OSB Consulting LLC, a New Jersey limited liability company ("OSB") on November 1, 2013 to extend our service offerings to include a broader set of finance transformation services in the financial services and insurance domains, to existing and new clients. Additionally, on January 2, 2014, we acquired all of the outstanding stock of TradeTech Consulting Scandinavia AB and its subsidiaries ("TradeTech") to expand our position within the banking, financial services and insurance industries by increasing our asset management and treasury services domain and technology expertise, as well as expanding our global presence into the Nordics. We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.

        For the fiscal year ending March 31, 2015, we expect the following factors, among others, to affect our business and our operating results:

  •
  Demand from our clients particularly for millennial and transformational solutions and outsourcing services

  •
  Foreign currency volatility

  •
  Impact of an increased effective income tax rate as a result of a higher tax rate in India and geographical mix of our profits

        For the fiscal year ending March 31, 2015, we plan to:

  •
  Continue to invest in our talent base, including new onsite campus recruitment programs

  •
  Implement resource and operating optimization initiatives to continue to improve operating efficiencies

  •
  Continue our focus on client acquisition and expansion of revenue gained from existing clients, particularly our non- top ten clients

  •
  Leverage our expertise in customer experience management, business process management, user interface (UI)/user experience (UX) and SAP

  •
  Deepen our domain expertise in our service offerings related to enterprise mobile applications, social media, gamification, big data analytics and cloud computing

  •
  Invest in millennial and domain-led transformational solutions within core verticals like banking, healthcare, insurance and telecommunications

  •
  Continue to invest in new and existing offshore delivery centers and expand our near shore delivery centers

  •
  Broaden our business and IT consulting and solutions capabilities related to our service offerings

  •
  Deepen our solution and service offerings across the software development lifecycle, including application support and maintenance and independent software quality-assurance

  •
  Pursue opportunistic acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise, and / or service offerings

        As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2014, we finished the fiscal year with a total headcount of 8,054 as compared with a total headcount of 6,911 for the fiscal year ended March 31, 2013. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2014, our voluntary attrition rate was 14.8%, while our involuntary attrition rate was 4.7%. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

        We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. DSO was 74 days and 84 days as of March 31, 2014 and March 31, 2013, respectively. Lower DSO contributes to increases in our operating cash balances.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have marginally increased for our fiscal year ended March 31, 2014 as compared to our fiscal year ended March 31, 2013. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in our fiscal year ended March 31, 2014 as compared to our fiscal year ended March 31, 2013, primarily driven by competition.

  •
  Utilization rate indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period of time divided by the total number of available hours of our IT professionals in a given period of time, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's target for the utilization rate is in the low 80% range. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the target 85% may also indicate that there are insufficient IT professionals to staff existing or future engagements which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. Our voluntary attrition rate was 14.8%, while our involuntary attrition rate was 4.7%, for the fiscal year ended March 31, 2014. Our voluntary attrition rate was 13.3% for the fiscal year ended March 31, 2013, while our involuntary attrition rate was 3.1% for the same fiscal year.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 25.1% and 20.8% for the fiscal years ended March 31, 2014 and 2013, respectively. Our effective tax rate was impacted by the mix of income by jurisdiction, availability and term of certain tax holidays and settlement of uncertain tax positions identified during the fiscal year ended March 31, 2014. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

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

Sources of revenue

        We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2014, collectively, our five largest and ten largest clients accounted for 42% and 57% of our revenue, respectively. Our two largest clients each accounted for 13% of our revenue for the fiscal year ended March 31, 2014. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2014, 70% of our revenue was generated in North America, 25% in Europe and 5% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2014, the percentage of revenue from time-and-materials and fixed-price contracts was 72% and 28%, respectively.

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

        The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 21% and 22% of total hours billed in each of the fiscal years ended March 31, 2014 and 2013, respectively, while the revenue from resources located onsite and offshore accounted for 53% and 47% respectively in the fiscal year ended March 31, 2014, and 53% and 47% respectively during the fiscal year ended March 31, 2013. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States, the United Kingdom and Europe as compared to work performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

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

Operating expenses

        Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2014, 2013, and 2012, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

        Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in time deposits, money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies, except for Hungary which operates in the euro zone. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee, euro and U.K. pound sterling against the U.S. dollar on intercompany transactions. We place our cash in liquid investments at highly-rated financial institutions based on our investment policy approved by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

        Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia, the Philippines and Sweden. In the fiscal year ended March 31, 2014, our effective tax rate was impacted by the mix of income by jurisdiction, availability and term of certain tax holidays and settlement of uncertain tax positions identified during the fiscal year ended March 31, 2014. Historically, we have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2014 and 2013 by $4.5 million and $5.6 million, respectively. However, our tax expense increased by $4.1 million in the fiscal year ended March 31, 2014 compared to our tax expense for our fiscal year ended March 31, 2013 due to the increase in income from operations, partial expiration of special economic zone ("SEZ") holiday benefits partially offset by the successful settlement of a competent authority claim with the U.K. Increases in our effective tax rate, or a high effective tax rate, has a negative effect on our earnings in future periods.

        Our effective tax rate was 25.1% and 20.8% for each of the fiscal years ended March 31, 2014 and 2013 respectively. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India, Sri Lanka, Malaysia, and the Philippines. We expect our effective tax rate to increase as a result of a higher tax rate in India and geographical mix of our profits.

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

        Fixed-price engagements are accounted for under the percentage-of-completion method. Under the percentage-of-completion method, we estimate the percentage-of-completion based upon efforts incurred to date to the estimated total efforts required to complete each engagement. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and costs to completion, including assumptions and estimates relative to the length of time to complete the project, the nature and complexity of the work to be performed and anticipated changes in other engagement-related costs. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. We combine closely related contracts when all the applicable criteria under U.S. GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under U.S. GAAP are met. Estimates of total contract revenue and costs to completion are continually monitored during the term of the contract and are subject to revision as the contract progresses. Unforeseen circumstances may arise during an engagement requiring us to revise our original estimates and may cause the estimated profitability to decrease. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

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

Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2014 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses and we expect to recover the entire amortization cost basis of the security. At March 31, 2014, we believe that all impairments of investment securities are temporary in nature.

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

Goodwill and other intangible assets

        We account for our business combinations under the acquisition method of accounting. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined at the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carry amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. The two-step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

        For our goodwill impairment analysis, we operate under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. If the market capitalization is not sufficiently in excess of our book value, we will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. We completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2014 and determined that there was no impairment. We continue to closely monitor our market capitalization. If our market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that we may be required to record an impairment of goodwill either as a result of the annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

        Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. We test other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

Income taxes

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions where the Company has operations. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, including the United States, the United Kingdom, India, Sri Lanka, the Netherlands, Germany, Singapore, Sweden and Hungary, and these calculations and determinations can involve complex issues which require an extended period of time to resolve. In the fiscal year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm's-length prices for our intercompany transactions, changes in the geographic mix or estimated level of annual pretax income, as well as newly enacted tax legislation in each of the jurisdictions in which we operate. Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm's-length price. On an ongoing basis, we estimate appropriate arm's-length prices and use such estimates for our intercompany transactions.

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

        The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The expected term of our options is based on historical employee exercise patterns.

Results of operations

Fiscal year ended March 31, 2014 compared to fiscal year ended March 31, 2013

        The following table presents an overview of our results of operations for the fiscal years ended March 31, 2014 and 2013:

	Fiscal Year Ended March 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Revenue	$396,933	$333,175	$63,758	19.1%
Costs of revenue	250,533	215,866	34,667	16.1%

Gross profit	146,400	117,309	29,091	24.8%
Operating expenses	103,988	84,450	19,538	23.1%

Income from operations	42,412	32,859	9,553	29.1%
Other income	3,512	3,000	512	17.1%

Income before income tax expense	45,924	35,859	10,065	28.1%
Income tax expense	11,549	7,461	4,088	54.8%

Net income	$34,375	$28,398	$5,977	21.0%

Revenue

        Revenue increased by 19.1%, or $63.7 million, from $333.2 million during the fiscal year ended March 31, 2013 to $396.9 million in the fiscal year ended March 31, 2014, due primarily to broad based growth in all of our clients, particularly our non-top ten clients, and revenue from the TradeTech and OSB acquisitions. Revenue from clients existing as of March 31, 2013, increased by $35.2 million, and revenue from new clients increased by $28.5 million during the fiscal year ended March 31, 2014, as compared to the fiscal year ended March 31, 2013. Revenue from North American clients increased by $27.1 million, or 10.8%, as compared to the fiscal year ended March 31, 2013. Revenue from European clients in the fiscal year ended March 31, 2014 increased by $31.3 million, or 47.6%, as compared to the fiscal year ended March 31, 2013. Revenue growth was led by C&T and BFSI industry groups, which increased by 37% and 15% respectively, in the fiscal year ended March 31, 2014 as compared to the fiscal year ended March 31, 2013. Our number of clients increased from 92 at March 31, 2013 to 104 at March 31, 2014, including clients from our acquisition of TradeTech.

Costs of revenue

        Costs of revenue increased from $215.9 million in the fiscal year ended March 31, 2013 to $250.5 million in the fiscal year ended March 31, 2014, an increase of $34.6 million, or 16.1%, which includes a foreign currency benefit of $6.8 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $33.4 million. The increased costs of revenue are also due to increased recruiting expense of $1.2 million, an increase of $1.4 million in travel expenses, and an increase in client related infrastructure cost of $0.9 million, partially offset by a decrease in subcontractor costs of $2.4 million. At March 31, 2014, we had 7,192 IT professionals as compared to 6,336 at March 31, 2013.

Gross profit

        Our gross profit increased by $29.1 million or 24.8%, to $146.4 million for the fiscal year ended March 31, 2014 as compared to $117.3 million in the fiscal year ended March 31, 2013 primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals. As a percentage of revenue, our gross margin was 36.9% and 35.2% in the fiscal years ended March 31, 2014 and 2013, respectively.

Operating expenses

        Operating expenses increased from $84.4 million in the fiscal year ended March 31, 2013 to $104.0 million in the fiscal year ended March 31, 2014, an increase of $19.6 million, which includes a foreign currency benefit of $3.8 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $9.0 million in compensation related expenses, $4.9 million in facilities expenses, an increase of $1.4 million in travel expenses, an increase of $2.6 million in professional services and an increase in bad debt expense of $0.6 million. As a percentage of revenue, our operating expenses increased from 25.3% in the fiscal year ended March 31, 2013 to 26.2% in the fiscal year ended March 31, 2014.

Income from operations

        Income from operations increased from $32.9 million in the fiscal year ended March 31, 2013 to $42.4 million in the fiscal year ended March 31, 2014, an increase of $9.5 million or 29.1%. This increase in income from operations resulted primarily from higher gross profit and our operating expenses being allocated over a larger revenue base. As a percentage of revenue, income from operations increased from 9.9% in the fiscal year ended March 31, 2013 to 10.7% in the fiscal year ended March 31, 2014.

Other income

        Other income increased from $3.0 million in the fiscal year ended March 31, 2013 to $3.5 million in the fiscal year ended March 31, 2014. The increase is primarily attributed to an increase in interest income of $0.8 million reflecting larger cash balances, partially offset by an increase in foreign currency losses by $0.3 million.

Income tax expense

        We had income tax expense of $11.5 million and $7.5 million for the fiscal years ended March 31, 2014 and 2013, respectively. Our effective tax rate was 25.1% and 20.8% for the fiscal years ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate was primarily driven by geographical mix of operating profits, partial expiration of certain special economic zone ("SEZ") benefits in India partly offset by a discrete tax benefit in the United Kingdom recognized in the fiscal year ended March 31, 2014.

  Net income

        Net income for the fiscal year ended March 31, 2014 was $34.4 million, an increase of 21.0% or $6.0 million compared to net income of $28.4 million for the fiscal year ended March 31, 2013 due in part to higher revenue partially offset by higher cost of revenue and increased operating expenses, which were leveraged over a larger revenue base.

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

Income tax expense

        We had income tax expense of $7.5 million and $6.4 million for the fiscal years ended March 31, 2013 and 2012, respectively. Our effective tax rate was 20.8% and 24.2% for the fiscal years ended March 31, 2013 and 2012, respectively. The decrease in the effective tax rate is primarily attributable to Co-developer tax holiday benefits elected and the impact of uncertain tax positions settled in the fiscal year ended March 31, 2013.

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

        On January 14, 2014, we completed an underwritten public offering of 2,645,000 shares of our common stock for net proceeds of approximately $86.2 million after deducting commissions and transaction expenses and after giving effect to the reimbursement of certain transactional expenses for which the underwriters have agreed to reimburse us. The approximate net proceeds also include the exercise of a 30-day over-allotment option which we granted to the underwriters to purchase an additional 345,000 shares from us. We used these proceeds from the offering in part to repay all of the outstanding borrowings of $20.0 million under our new revolving credit facility, which we entered into with JPMorgan Chase Bank, N.A ("JPM") on December 31, 2013 and used to complete the acquisition of TradeTech on January 2, 2014. The remaining proceeds will be used for general corporate purposes, which may include, among other things, financing of possible acquisitions, working capital and/or capital expenditures, including facilities expansion.

        On January 2, 2014, we acquired all of the outstanding shares of TradeTech for the purchase price of approximately $20.0 million in cash, 12.5% of which is being held back by us for a period of 12 months as security for the indemnification obligations of the stockholders of TradeTech. In addition, the purchase price is subject to an adjustment of up to approximately $4.0 million in earn-out consideration subject to the TradeTech's achievement of certain revenue and EBITA targets for the 12-month period ending December 31, 2014.

        On December 31, 2013, we entered into an amended and restated credit agreement with JPM expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. At December 31, 2013, we had drawn down $20.0 million under this credit agreement, the proceeds of which we used to complete the acquisition of TradeTech on January 2, 2014. We are in compliance with all covenants under this credit agreement. On January 14, 2014, we repaid the $20.0 million in outstanding borrowings from the proceeds of our underwritten public offering. At March 31, 2014, there were no borrowings outstanding under the credit facility.

        On November 1, 2013, we acquired the business and assets of OSB for the purchase price of approximately $6.8 million in cash, 10% of which is being held back by us for a period of 12 months as security for the sellers' indemnification obligations under the asset purchase agreement entered into between us and OSB. The purchase price is subject to adjustment after the closing of up to an additional $6.0 million in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015.

        At March 31, 2014, we had approximately $200.7 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $79.1 million of cash, cash equivalents, and short term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to substantial taxes and the change in such intent could have a material adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. We estimate that it could cost us as much as $24.3 million to repatriate cash back to the United States. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments.

        Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2014, we sold $28.2 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2014. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

        We expect capital expenditures in the normal course of business during the fiscal year ended March 31, 2015 to be consistent with our historical capital expenditures.

Cash flows

        The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$48,919	$22,753	$20,917
Net cash used for investing activities	(113,044)	(23,705)	(9,293)
Net cash provided by financing activities	91,740	494	832
Effect of exchange rates on cash	(2,053)	(448)	(4,569)

Net increase (decrease) in cash and cash equivalents	25,562	(906)	7,887
Cash and cash equivalents, beginning of fiscal year	57,199	58,105	50,218

Cash and cash equivalents, end of fiscal year	$82,761	$57,199	$58,105

Net cash provided by operating activities

        Net cash provided by operating activities was $48.9 million during the fiscal year ended March 31, 2014 as compared to $22.8 million during the fiscal year ended March 31, 2013. This increase was primarily attributable to an increase in net income of $6.0 million, an increased change in accounts receivable of $16.6 million, an increased change in accrued employee compensation of $5.9 million, an increased change in income tax payable $3.3 million, an increased change in deferred income taxes of $3.5 million, and an increase in depreciation, amortization and share based compensation of $4.7 million. These were partially offset by a decreased change in accrued liabilities of $6.6 million, a decreased change in other long-term assets and liabilities by $2.0 million, an increase in excess tax benefits from stock option exercises of $2.4 million, a decreased change in accounts payable of $1.8 million, and a decreased change in prepaid expenses and other current assets of $1.4 million.

        Net cash provided by operating activities was $22.8 million during the fiscal year ended March 31, 2013 as compared to $20.9 million during the fiscal year ended March 31, 2012. This increase was primarily attributable to an increase in net income of $8.4 million, an increased change in other long-term assets and liabilities of $3.7 million, an increased change in deferred income taxes of $4.8 million, an increase in depreciation, amortization and share based compensation of $1.5 million and an increased change in excess tax benefits from stock option exercises of $0.7 million. These were partially offset by a decreased change in income tax payable of $9.4 million, a decreased change due to payments in accrued employee compensation by $5.5 million, a decreased change in accounts receivable, net of $2.0 million and a decreased change in prepaid expenses and other current assets of $0.3 million.

Net cash used for investing activities

        Net cash used for investing activities was $113.0 million during the fiscal year ended March 31, 2014 as compared to $23.7 million during the fiscal year ended March 31, 2013. The change was primarily due to the net decreases in the proceeds of investments of $70.9 million, an increase in restricted cash of

$4.9 million, the use of $18.7 million in cash for the acquisition of TradeTech and OSB, partially offset by an increased change in purchase of property and equipment of $5.1 million.

        Net cash used for investing activities was $23.7 million during the fiscal year ended March 31, 2013 as compared to $9.3 million during the fiscal year ended March 31, 2012. The change was primarily due to the net decreases in the proceeds of investments of $42.9 million. These decreases were partially offset by a reduction in cash used for the acquisition of the business of ALaS Consulting LLC ("ALaS") of $22.3 million, a decrease in the change in restricted cash of $5.2 million, which includes a $2.8 million holdback related to the ALaS acquisition and a decrease in purchase of property and equipment of $1.0 million.

Net cash provided by financing activities

        Net cash provided by financing activities was $91.7 million during the fiscal year ended March 31, 2014, as compared to $0.5 million during the fiscal year ended March 31, 2013. The increase in cash provided is primarily due to $86.2 million proceeds received from our underwritten public offering of 2,645,000 shares of our common stock on January 14, 2014, an increase in excess tax benefits from stock option exercises of $2.4 million, an increase in proceeds from the exercise of common stock options of $0.4 million, an increased change due to a decrease in repurchase of shares of our common stock of $1.4 million under our stock repurchase program and an increased change in principal payment of capital leases of $1.0 million, partially offset by payment for debt issuance cost of $0.2 million.

        Net cash provided by financing activities was $0.5 million during the fiscal year ended March 31, 2013, as compared to $0.8 million during the fiscal year ended March 31, 2012. The decrease in cash provided is primarily due to repurchase of shares of our common stock of $1.4 million under our stock repurchase program, a decrease in excess tax benefits from stock option exercises of $0.7 million, partially offset by an increase in proceeds from the exercise of common stock options of $0.2 million and a reduction in the payment of contingent consideration of $1.6 million in connection with the acquisition of ConVista Consulting LLC ("ConVista").

Contractual obligations

        We have no long term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments at March 31, 2014.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5+ Years
	(In thousands)
Operating lease obligations(1)	$26,846	$7,055	$13,360	$5,228	$1,203
Capital lease obligations(2)	149	56	89	4	—
Contingent Consideration(3)	5,925	4,228	1,697	—	—
Defined benefit plans(4)	8,968	690	1,275	2,000	5,003
Capital and other purchase commitments(5)	1,067	1,067	—	—	—

Total	$42,955	$13,096	$16,421	$7,232	$6,206

(1)
Our obligations under our operating leases consist of future payments related to our real estate leases.

(2)
Capital lease relates to purchase of vehicles.

(3)
Relates to the OSB and TradeTech acquisitions

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

        As of March 31, 2014, we had $0.4 million of unrecognized tax benefits. This represents the tax benefits associated with certain tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

Off-balance sheet arrangements

        We do not have any investments in special purpose entities or undisclosed borrowings or debt.

        We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee as described below and in "Quantitative and Qualitative Disclosures about Market Risk."

        We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Quantitative and Qualitative Disclosures about Market Risk." From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, against the U.S. dollar, or the U.K. pound sterling against the Sri Lankan rupee, and other multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances as well as to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

        In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

        In February 2013, FASB issued guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of income. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required either on the statement of income or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. The pronouncement is effective on a prospective basis effective for interim and annual reporting periods that start after December 15, 2012. The adoption of this standard affects financial statement presentation only and did not have a material impact on the consolidated financial statements of the Company.

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11 "Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which is part of Accounting Standards Codification ("ASC") 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The updated accounting guidance is effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges. We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our consolidated balance sheets, consolidated statements of income and operating cash flows from all foreign currencies, including most significantly the Indian rupee, the U.K. pound sterling, the euro and the Sri Lankan rupee.

        We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges, designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses over a rolling 36 month period. As of March 31, 2014, the notional value of these contracts was $102.8 million. The outstanding contracts as of March 31, 2014 are scheduled to mature each month through fiscal years ending March 31, 2015 and December 30, 2016. At March 31, 2014, the net unrealized loss on our outstanding cash flow hedge contracts was $5.4 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2014, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $10.2 million.

Interest rate risk

        We had no debt outstanding at March 31, 2014. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At March 31, 2014, we had $200.7 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper and corporate debts. Our investments in debt securities are classified as "available-for-sale" and are recorded at fair value. Our "available-for-sale" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2014 would impact the net fair value of such interest-sensitive financial instruments by $1.11 million.

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

        We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 23, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

        Our report dated May 23, 2014, on the effectiveness of internal control over financial reporting as of March 31, 2014, contains an explanatory paragraph that states management excluded from its assessment of the effectiveness of Virtusa Corporation and Subsidiaries' internal control over financial reporting as of March 31, 2014, the TradeTech Group's internal control over financial reporting associated with 6.1% of total assets and 0.9% of total revenues included in the consolidated financial statements of the Company as of and for the year ended March 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the TradeTech Group.

/s/ KPMG LLP

Boston, Massachusetts
May 23, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

        We have audited Virtusa Corporation and Subsidiaries' (the Company) internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The Company acquired TradeTech Consulting Scandinavia AB and its subsidiaries (the TradeTech Group) during 2014, and management excluded from its assessment of the effectiveness of Virtusa Corporation and Subsidiaries' internal control over financial reporting as of March 31, 2014, the TradeTech Group's internal control over financial reporting associated with 6.1% of total assets and 0.9% of total revenues included in the consolidated financial statements of the Company as of and for the year ended March 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the TradeTech Group.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2014, and our report dated May 23, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 23, 2014

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$82,761	$57,199
Short-term investments	55,888	29,452
Accounts receivable, net of allowance of $1,130 and $740 at March 31, 2014 and 2013, respectively	64,662	68,612
Unbilled accounts receivable	26,548	15,702
Prepaid expenses	9,036	7,562
Deferred income taxes	6,610	7,674
Restricted cash	2,662	350
Other current assets	11,922	8,333

Total current assets	260,089	194,884
Property and equipment, net	35,346	36,775
Long-term investments	62,015	8,319
Deferred income taxes	4,651	9,275
Goodwill	53,448	35,472
Intangible assets, net	28,661	15,692
Other long-term assets	5,215	3,502

Total assets	$449,425	$303,919

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,002	$9,231
Accrued employee compensation and benefits	27,175	17,683
Accrued expenses and other	27,299	17,811
Income taxes payable	1,294	4,509

Total current liabilities	66,770	49,234
Deferred income taxes	2,744	—
Long-term liabilities	5,841	2,478

Total liabilities	75,355	51,712

Commitments and contingencies (See Note 16)
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2014 and 2013, respectively; Issued zero shares at March 31, 2014 and 2013, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2014 and 2013, respectively; Issued 30,263,243 and 27,033,818 shares at March 31, 2014 and 2013, respectively; Outstanding 28,406,540 and 25,177,115 shares at March 31, 2014 and 2013, respectively	303	270
Treasury stock, 1,856,703 common shares, at cost, at March 31, 2014 and 2013, respectively	(9,652)	(9,652)
Additional paid-in capital	269,511	173,056
Retained earnings	141,622	107,247
Accumulated other comprehensive loss	(27,714)	(18,714)

Total stockholders' equity	374,070	252,207

Total liabilities, undesignated preferred stock and stockholders' equity	$449,425	$303,919

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2014	2013	2012
Revenue	$396,933	$333,175	$277,771
Costs of revenue	250,533	215,866	177,434

Gross profit	146,400	117,309	100,337

Operating expenses:
Selling, general and administrative expenses	103,988	84,450	76,438

Income from operations	42,412	32,859	23,899
Other income (expense):
Interest income	3,726	2,977	2,478
Foreign currency transaction (losses) gains	(396)	(68)	227
Other, net	182	91	(158)

Total other income	3,512	3,000	2,547

Income before income tax expense	45,924	35,859	26,446
Income tax expense	11,549	7,461	6,411

Net income	$34,375	$28,398	$20,035

Net income per share of common stock:
Basic	$1.32	$1.14	$0.81

Diluted	$1.27	$1.11	$0.79

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2014	2013	2012
Net income	$34,375	$28,398	$20,035
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(6,335)	(3,809)	(11,457)
Pension plan adjustment	202	(78)	153
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $(28), $0, $(3)	(51)	5	(6)
Unrealized gain (loss) on effective cash flow hedges, net of tax effect of $(785), $1,506, $(2,720)	(2,816)	3,511	(5,200)

Other comprehensive loss	$(9,000)	$(371)	$(16,510)

Comprehensive income	$25,375	$28,027	$3,525

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except per share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2011	26,094,418	$261	(1,759,388)	$(8,244)	$158,338	$58,814	$(1,833)	$207,336
Proceeds from the exercise of stock options and vesting of restricted stock	458,881	5	—	—	1,960	—	—	1,965
Restricted stock awards withheld for tax	—	—	—	—	(1,176)	—	—	(1,176)
Share based compensation	—	—	—	—	5,102	—	—	5,102
Excess tax benefits from stock option exercises	—	—	—	—	1,422	—	—	1,422
Other comprehensive loss	—	—	—	—	—	—	(16,510)	(16,510)
Net income	—	—	—	—	—	20,035	—	20,035

Balance at March 31, 2012	26,553,299	$266	(1,759,388)	$(8,244)	$165,646	$78,849	$(18,343)	$218,174
Proceeds from the exercise of stock options and vesting of restricted stock	480,519	4	—	—	2,165	—	—	2,169
Restricted stock awards withheld for tax	—	—	—	—	(1,390)	—	—	(1,390)
Share based compensation	—	—	—	—	5,876	—	—	5,876
Repurchase of common stock	—	—	(97,315)	(1,408)	—	—	—	(1,408)
Excess tax benefits from stock option exercises	—	—	—	—	759	—	—	759
Other comprehensive loss	—	—	—	—	—	—	(371)	(371)
Net income	—	—	—	—	—	28,398	—	28,398

Balance at March 31, 2013	27,033,818	$270	(1,856,703)	$(9,652)	$173,056	$107,247	$(18,714)	$252,207

Proceeds from the exercise of stock options and vesting of restricted stock	584,425	6	—	—	2,569	—	—	2,575
Proceeds from issuance of common stock	2,645,000	27			86,200	—	—	86,227
Restricted stock awards withheld for tax	—	—	—	—	(3,678)	—	—	(3,678)
Share based compensation	—	—	—	—	8,166	—	—	8,166
Repurchase of common stock	—	—	—	—	—	—	—	—
Excess tax benefits from stock option exercises	—	—	—	—	3,198	—	—	3,198
Other comprehensive loss	—	—	—	—	—	—	(9,000)	(9,000)
Net income	—	—	—	—	—	34,375	—	34,375

Balance at March 31, 2014	30,263,243	$303	(1,856,703)	$(9,652)	$269,511	$141,622	$(27,714)	$374,070

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2014	2013	2012
Cash provided by operating activities:
Net income	$34,375	$28,398	$20,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,502	9,040	8,305
Share-based compensation expense	8,166	5,876	5,102
Provision for doubtful accounts, net	750	193	602
Loss (gain) on disposal of property and equipment	53	(100)	16
Deferred income taxes, net	1,618	(1,836)	(6,555)
Foreign currency loss (gain), net	396	68	(227)
Excess tax benefits from stock option exercises	(3,198)	(759)	(1,422)
Net changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(3,429)	(19,462)	(17,883)
Prepaid expenses and other current assets	(4,905)	(3,501)	(3,196)
Other long-term assets	(1,598)	471	(2,805)
Accounts payable	(228)	1,604	1,579
Accrued employee compensation and benefits	4,452	(1,440)	4,088
Accrued expenses and other	(2,717)	3,883	3,983
Income taxes payable	3,886	550	9,965
Other long-term liabilities	(204)	(232)	(670)

Net cash provided by operating activities	48,919	22,753	20,917

Cash flows used for investing activities:
Proceeds from sale of property and equipment	80	117	114
Purchase of short-term investments	(23,313)	(13,676)	(9,481)
Proceeds from sale or maturity of short-term investments	10,802	12,717	36,825
Purchase of long-term investments	(70,151)	(11,303)	(5,900)
Proceeds from sale or maturity of long-term investments	800	1,258	10,406
Business acquisitions, net of cash acquired	(21,460)	(2,775)	(25,055)
(Increase) decrease in restricted cash	(2,320)	2,544	(2,645)
Purchase of property and equipment	(7,482)	(12,587)	(13,557)

Net cash used for investing activities	(113,044)	(23,705)	(9,293)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	2,575	2,169	1,962
Proceeds from issuance of common stock	86,227	—	—
Repurchases of common stock	—	(1,408)	—
Borrowings on revolving credit facility	20,000	—	—
Repayment of revolving credit facility	(20,000)	—	—
Payment of debt issuance costs	(242)	—	—
Payment of contingent consideration related to acquisitions	—	—	(1,620)
Principal payments on capital lease obligation	(18)	(1,026)	(932)
Excess tax benefits from stock option exercises	3,198	759	1,422

Net cash provided by financing activities	91,740	494	832

Effect of exchange rate changes on cash and cash equivalents	(2,053)	(448)	(4,569)

Net increase (decrease) in cash and cash equivalents	25,562	(906)	7,887
Cash and cash equivalents, beginning of year	57,199	58,105	50,218

Cash and cash equivalents, end of year	$82,761	$57,199	$58,105

Supplemental disclosure of cash flow information:
Cash paid for interest	$13	$73	$146
Cash receipts from interest	$3,337	$2,740	$2,683
Cash paid for income tax	$10,063	$8,426	$6,814
Non cash investing activities
Assets acquired under capital lease	$142	$37	$—

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1) Nature of the Business

        Virtusa Corporation (the "Company" or "Virtusa") is a global information technology services company. The Company uses a global delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Sweden, Germany and Austria and global delivery centers in India, Sri Lanka, Hungary, Singapore, Malaysia and the Philippines, as well as a near shore center in the United States.

(2) Summary of Significant Accounting Policies

(a)
Principles of Consolidation

        The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa (India) Private Limited, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, InSource Holdings, Inc., a company incorporated in the State of Connecticut, InSource LLC, a Connecticut limited liability company located in Connecticut, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany, Virtusa Singapore Private Limited, organized and located in Singapore, Virtusa Malaysia Private Limited Company located in Malayisa, Virtusa Austria GmbH, organized and located in Austria, Virtusa Philippines Inc. located in the Philippines and TradeTech Consulting Scandinavia AB located in Sweden. All intercompany transactions and balances have been eliminated in consolidation.

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

(c)
Foreign Currency Translation

        The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which the subsidiary operates except for Hungary, which operates in the euro. Operating and capital expenditures of the Company's subsidiaries located in India, Sri Lanka, the Netherlands, Singapore,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Malaysia, the Philippines, Germany, Austria, Sweden and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

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

(e)
Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2014, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $2,755 and $453 at March 31, 2014 and 2013, respectively. Restricted cash at March 31, 2014 included $684 related to the Company's acquisition of substantially all the assets of OSB Consulting LLC ("OSB") and $1,976 related to the Company's acquisition of all the outstanding shares of TradeTech Consulting Scandinavia AB ("TradeTech"), which is being held back or held in escrow by the Company to cover indemnification obligations of the selling parties under the applicable purchase agreements. Restricted cash also includes restricted deposits with banks to secure the import of computer

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

and other equipment, bank guarantees associated with the construction of the Company's facility in India, and also a bank guarantee related to value added tax ("VAT") with the government of Sri Lanka.

(f)
Investment Securities

        The Company classifies all debt securities as "available for sale". These securities are classified as short-term investments and long-term investments on the consolidated balance sheet and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported in accumulated other comprehensive income, net of tax, as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income. Any realized gains and losses on trading securities are charged to the consolidated statement of income. The Company determines the cost of the securities sold based on the specific identification method.

        The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2014 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. At March 31, 2014, the Company believes that all impairments of investment securities are temporary in nature.

(g)
Goodwill and Other Intangible Assets

        The Company accounts for its business combinations under the acquisition method of accounting. The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carry amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. The two-step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

        For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2014 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

        Other intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods appropriate for the type of intangible asset and reported separately from goodwill. Intangible assets with definite lives are amortized over the estimated useful lives and are tested for impairment when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company tests other intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

(h)
Fair Value of Financial Instruments

        At March 31, 2014 and 2013, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See note 7 for a discussion of the fair value of the Company's other financial instruments.

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

        At March 31, 2014, one client accounted for 10% of gross accounts receivable. At March 31, 2013, two clients accounted for 20% and 10%, respectively, of gross accounts receivable. Revenue from significant clients as a percentage of the Company's consolidated revenue was as follows:

	Year Ended March 31,
	2014	2013	2012
Customer A	13%	11%	12%
Customer B	13%	14%	6%
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

(k)
Long-Lived Assets

        The Company reviews the carrying value of its long-lived assets or asset groups with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net undiscounted cash flows directly associated with the asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value.

        Long-lived assets to be disposed of by sale are reported at the lower of carrying value or fair value less cost to sell and depreciation is ceased. Long-lived assets to be disposed of other than by sale are considered to be held and used until disposal.

(l)
Internally-Developed Software

        The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to six years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2014 and 2013, capitalized software development costs, which include software development work in progress, were approximately $5,603 and $4,854, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2014, 2013 and 2012, amortization of capitalized software development costs amounted to approximately $733, $351 and $174, respectively.

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

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions in which it has operations (see note 12).

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

        Revenue from fixed-price contracts is accounted for under the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement-related costs. The Company's analysis of these contracts also contemplates whether contracts should be combined or segmented. The Company combines closely related contracts when all the applicable criteria under U.S. GAAP are met. Similarly, The Company may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under U.S. GAAP are met. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

        Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $5,921, $7,001 and $6,226 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenue and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

        Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $255, $204 and $253 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

        General and administrative expenses include other operating items such as officers' and administrative personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, provision for doubtful accounts, depreciation and amortization and operating lease expenses.

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

	Year Ended March 31,
	2014	2013	2012
Costs of revenue	$912	$718	$924
Selling, general and administrative expenses	7,254	5,158	4,178

Total share-based compensation expense	$8,166	$5,876	$5,102

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2014	2013	2012
Risk-free interest rate	1.31%	0.88%	1.12%
Expected term (in years)	5.60	6.15	6.37
Anticipated common stock volatility	52.31%	62.53%	62.14%
Expected dividend yield	0%	0%	0%

        The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. For the fiscal year ended March 31, 2014, the Company's volatility assumption is based on the historical volatility rates of the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

Company's common stock from exchange traded shares over periods commensurate with the expected term of each grant. For the fiscal year ended March 31, 2013 and 2012, the Company's volatility assumption is based on the historical volatility rates of the common stock of its publicly held peers over periods commensurate with the expected term of each grant.

        The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, for the fiscal year ended March 31, 2014, the expected term of our options is based on historical employee exercise patterns. For fiscal years ended March 31, 2013 and 2012, the Company had elected to use the "simplified" method of determining the expected term or life of its share-based awards due to the Company's limited trading history.

        As of March 31, 2014, there was $15,054 of total unrecognized compensation cost related to unvested stock options and unvested restricted stock awards granted under the Company's Amended and Restated 2000 Option Plan and the Company's 2007 Stock Option and Incentive Plan (see note 11 for a more complete description of these plans). The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 2.19 years.

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

(s)
Recent Accounting Pronouncements

        In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment in order to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance. The new guidance allows an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should then perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and earlier adoption is permitted. The adoption of this standard did not have a material impact on the consolidated financial statements of the Company.

        In February 2013, FASB issued guidance related to accumulated other comprehensive income, requiring the presentation of significant amounts reclassified out of accumulated other comprehensive income to the respective line items in the statement of income. For those amounts required by U.S. GAAP to be reclassified to earnings in their entirety in the same reporting period, this presentation is required

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

either on the statement of income or in a single footnote. For items that are not required to be reclassified in their entirety to earnings, the presentation requirement can be met by cross-referencing disclosures elsewhere in the footnotes. The pronouncement is effective on a prospective basis effective for interim and annual reporting periods that start after December 15, 2012. The adoption of this standard affects financial statement presentation only and did not have a material impact on the consolidated financial statements of the Company.

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11 "Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" which is part of Accounting Standards Codification ("ASC") 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and a net operating loss, or NOL, carry-forward, a similar tax loss, or a tax credit carry-forward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The updated accounting guidance is effective for fiscal years beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial position.

(t)
Reclassifications

        Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2014 presentation.

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

	Year Ended March 31,
	2014	2013	2012
Numerators:
Net income available to common stockholders	34,375	$28,398	$20,035
Denominators:
Weighted average common shares outstanding	26,116,516	24,937,162	24,643,063
Dilutive effect of employee stock options and unvested restricted stock awards	842,864	683,470	714,316
Dilutive effect of stock appreciation rights	13,621	18,207	26,271

Weighted average shares—diluted	26,973,001	25,638,839	25,383,650

Net income per share—basic	$1.32	$1.14	$0.81

Net income per share—diluted	$1.27	$1.11	$0.79

        During the fiscal years ended March 31, 2014, 2013, and 2012, unvested restricted stock and options to purchase 29,766, 450,299 and 489,987 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Acquisitions

        On November 1, 2013, the Company acquired substantially all of the business and assets of OSB Consulting LLC ("OSB") pursuant to an asset purchase agreement dated November 1, 2013 (the "Asset Purchase Agreement") by and among OSB and the sole member of OSB. The acquisition of OSB extends the Company's service offerings to include a broader set of finance transformation services in the financial services and insurance domains, to existing and new clients, including service offerings targeted to enable clients to automate their finance and accounting processes, reporting capabilities, including SAP based capabilities, and regulatory compliance programs.

        The purchase price was $6,840 in cash. Ten percent of the purchase price is subject to a hold back by the Company for a period of 12 months as security for the sellers' indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $6,000 in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. The fair value of the contingent consideration at March 31, 2014 is $4,042.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        A summary of the purchase price allocation for OSB is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$6,156
Holdback of 10%	684
Fair value of contingent consideration	3,660

Total purchase price	$10,500

Acquisition-related costs	$50

Purchase Price Allocation
Customer relationships	$5,180	10 years
Goodwill	5,320

Total purchase price	$10,500

        On January 2, 2014, Virtusa International B.V., a wholly owned subsidiary of the Company organized and formed in the Netherlands ("Virtusa BV"), acquired all of the outstanding shares of TradeTech Consulting Scandinavia AB, a company incorporated and organized under the laws of Sweden ("TradeTech"), and its subsidiaries (together with TradeTech, the "TradeTech Group"), pursuant to a share purchase agreement dated as of January 2, 2014 (the "Share Purchase Agreement") by and among Virtusa BV and the shareholders of TradeTech (the "TradeTech Shareholders"). The acquisition is intended to expand the Company's position within the banking, financial services and insurance industries by increasing its asset management and treasury services domain and technology expertise, as well as expanding the Company's global presence into the Nordics.

        Under the terms of the Share Purchase Agreement, Virtusa BV acquired all the outstanding shares of TradeTech for $19,555 in cash, as well as up to $4,080 in earn-out consideration subject to the TradeTech Group's achievement of certain revenue and EBITA targets for the 12-month period ending December 31, 2014. The fair value of the contingent consideration at March 31, 2014 is $1,883. Under the terms of the Share Purchase Agreement, 12.5% of the purchase price was also held back and placed into escrow by the Company for a period of 12 months as security for the indemnification obligations of the TradeTech Shareholders. The Company also agreed to issue an aggregate of up to $2,000 in deferred restricted stock awards from the Company's stock option and incentive plan, not to exceed an aggregate of 65,000 shares, to certain of these new TradeTech Group employees. The shares will be recognized as compensation cost over the requisite employee service period. The shares will vest annually over a five year period.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        A summary of the purchase price allocation for TradeTech is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$17,111
Holdback of 12.5%	2,444
Fair value of contingent consideration	1,900
Fair value of purchase price adjustment	(468)

Fair value of consideration transferred	20,987
Less: Cash acquired	(1,807)

Total purchase price, net of cash acquired	$19,180

Acquisition-related costs	$349

Purchase Price Allocation:
Cash and cash equivalents	$1,807
Accounts receivable	2,321
Other current assets	635
Other long-term assets	126
Property and equipment	98
Goodwill	12,579
Customer relationships	9,271	10 years
Backlog	1,503	1 year
Trademark	73	1 year
Other current and long-term liabilities	(4,542)
Deferred tax liabilities	(2,884)

Total purchase price	20,987

Less: Cash acquired	(1,807)

Total purchase price, net of cash acquired	$19,180

        The following unaudited, pro forma information assumes the OSB and TradeTech acquisitions each occurred on April 1, 2012. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent the Company's actual consolidated results of operations had each acquisition occurred on the dates assumed, nor are these necessarily indicative of the Company's future consolidated results of operations.

	Year Ended March 31, 2014	Year Ended March 31, 2013
	(Unaudited)	(Unaudited)
Revenue	$412,967	$353,287

Net income	$36,336	$25,768

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        Revenue and net income relating to OSB and TradeTech since the acquisition date, amounting to $9,178 and $519, respectively, have been included in the consolidated statement of income for the fiscal year ended March 31, 2014. The unaudited pro forma consolidated results of operations for the fiscal years ended March 31, 2014 and 2013 included amortization of intangible assets, share-based compensation expense, acquisition related costs, earn-out bonuses and changes in the fair value of contingent consideration.

(5) Goodwill and Intangible Assets

  Goodwill:

        The Company has one reportable segment at March 31, 2014. The following are details of the changes in goodwill balance at March 31, 2014:

Amount
Balance at April 1, 2013	$35,472
Goodwill arising from the OSB and TradeTech acquisitions	17,899
Cumulative foreign currency translation adjustments	77

Balance at March 31, 2014	$53,448

        The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $41,834. The acquisition costs and goodwill balance not deductible for tax purposes are $12,928 and relate to the Company's TradeTech acquisition.

        The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2014 and determined that the estimated fair value of the Company's reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

  Intangible Assets:

        The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2014 and March 31, 2013:

	March 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$36,410	$8,978	$27,432
Partner relationships	6.5	700	486	214
Trademark	1.0	75	18	57
Backlog	1.0	1,512	554	958

	9.0	$38,697	$10,036	$28,661

	March 31, 2013
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.0	$21,600	$6,239	$15,361
Partner relationships	6.5	700	369	331

	8.8	$22,300	$6,608	$15,692

        The Company's amortization expense related to intangible assets acquired through acquisitions was $3,431, $2,556 and $2,718 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. The components included in the gross carrying amounts of amortization expense in the table above reflect the Company's acquisition of all the outstanding stock of Insource Holdings, Inc. and its subsidiaries on November 4, 2009, the Company's purchase of substantially all of the assets of ConVista Consulting LLC, on February 1, 2010, the Company's purchase of substantially all of the assets of ALaS Consulting LLC, on July 1, 2011, the Company's purchase of substantially all of the assets of OSB on November 1, 2013 and the Company's acquisition of all the outstanding stock of TradeTech on January 2, 2014. The intangible assets are being amortized on either a straight-line basis or on an accelerated basis using the most appropriate economic pattern of consumption over their estimated useful lives.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

        The estimated amortization expense related to the purchased intangible assets listed in the table above at March 31, 2014 is as follows for the following fiscal years:

Fiscal year	Amount
2015	$4,565
2016	4,081
2017	3,993
2018	3,720
2019	2,725
Thereafter	9,577

Total	$28,661

(6) Investment Securities

        At March 31, 2014 and 2013, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 7).

        The following is a summary of investment securities at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$20,255	$9	$(8)	$20,256
Non-current	50,264	5	(70)	50,199
Auction-rate securities:
Non-current	300	—	(12)	288
Agency and short-term notes:
Current	561	—	—	561
Non-current	11,341	1	(14)	11,328
Commercial paper:
Current	5,497	—	—	5,497
Municipal bonds:
Non-current	200	—	—	200
Time deposits:
Current	29,574	—	—	29,574

Total available-for-sale securities	$117,992	$15	$(104)	$117,903

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

        The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2014 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

        The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company did not have any realized gains for the fiscal years ended March 31, 2014 and 2013. The Company recognized realized gains of $29 for the fiscal year ended March 31, 2012. The Company did not have any realized losses for the fiscal years ended March 31, 2014, 2013 and 2012.

        The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and March 31, 2013:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2014:
Corporate bonds	$49,082	$(78)
Agency bonds	9,802	(14)

Total	$58,884	$(92)

Available-for-sale securities at March 31, 2013:
Corporate bonds	$8,241	$(8)
Agency bonds	615	(1)

Total	$8,856	$(9)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2014:
Auction-rate securities	288	(12)

Total	$288	$(12)

Available-for-sale securities at March 31, 2013:
Auction-rate securities	893	(7)

Total	$893	$(7)

        At March 31, 2014, there were no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

        Available-for-sale securities by contractual maturity were as follows:

March 31, 2014
Due in one year or less	$55,888
Due after 1 year through 5 years	61,727
Due after 5 years	288

Total	$117,903

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        The Company previously invested in auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. At March 31, 2014 the Company had $300 remaining in auction rate securities.

        During the fiscal year ended March 31, 2014 and 2013 the Company did not have any net realized gains or losses on investments. During the fiscal year ended March 31, 2012, the Company recorded net realized gains on investments of $29 on sales of marketable securities.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7) Fair Value of Financial Instruments (Continued)

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$55,888	$—	$55,888
Available-for-sales securities—non-current	—	61,727	288	62,015
Foreign currency derivative contracts	—	984	—	984

Total assets	$—	$118,599	$288	$118,887
Liabilities:
Foreign currency derivative contracts	$—	$6,374	$—	$6,374
Contingent consideration	—	—	5,925	5,925

Total liabilities	$—	$6,374	$5,925	$12,299

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

        The following table provides a summary of changes in fair value of the Company's Level 3 financial assets at March 31, 2014:

Level 3 Assets
Balance at April 1, 2013	$893
Auction-rate securities redeemed at par	(600)
Total unrealized gains:
Included in accumulated other comprehensive income	(5)

Balance at March 31, 2014	$288

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7) Fair Value of Financial Instruments (Continued)

        The Company determines the fair value of the contingent consideration related to the Company's acquisitions of OSB and TradeTech based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability. See Note 4 of the notes to our financial statements included herein for a description of OSB and TradeTech acquisitions and related contingent consideration targets. The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of March 31, 2014.

Level 3 Liabilities
Balance at April 1, 2013	$—
Contingent consideration for the OSB and TradeTech acquisitions	5,560
Recognized in earnings	365

Balance at March 31, 2014	$5,925

(8) Property and Equipment

        Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2014	2013
Computer and other equipment	3 - 5	$25,623	$23,475
Furniture and fixtures	7	8,075	8,212
Vehicles	4	740	714
Software	3 - 6	12,796	11,921
Leasehold improvements	Lesser of estimated useful life or lease term	4,686	3,840
Buildings	15 - 30	11,853	12,705
Land		331	366
Capital work-in-progress		1,867	2,160

		$65,971	$63,393
Less—accumulated depreciation and amortization		30,625	26,618

Property and equipment, net		$35,346	$36,775

        Depreciation and amortization expense for the fiscal years ended March 31, 2014, 2013 and 2012 was $8,071, $6,484 and $5,586, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment, and the cost of property and equipment including internally developed software not put to use before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2014 were $142 and $26, respectively. The cost and accumulated amortization of assets under capital leases at March 31, 2013 were $37 and $6, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(9) Accrued Expenses and Other

        Accrued expenses and other consists of the following:

	March 31, 2014	March 31, 2013
Accrued other taxes	$3,813	$2,714
Accrued professional fees	5,804	6,110
Acquisition related liabilities	6,890	—
Capital lease liability, short term	41	8
Hedge liability	4,195	2,419
Accrued discounts	2,261	3,558
Accrued other	4,295	3,002

Total	$27,299	$17,811

(10) Debt

        On December 31, 2013, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. ("JPM"). The credit agreement amended and restated the Company's $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company's foreign currency hedging programs. The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company's ratio of indebtedness to Adjusted EBITDA. Based on this ratio, the interest rate at December 31, 2013 under the credit facility was 1.6875%. The term of the credit facility is five years, ending December 31, 2018. This facility replaced the Company's prior $3,000 line of credit with JPM. At December 31, 2013, the outstanding borrowings under the credit facility were $20,000 and were used by the Company complete the acquisition of TradeTech on January 2, 2014.

        On January 14, 2014, the Company repaid to JPM in full the $20,000 in outstanding borrowings from the net proceeds of $86,227 raised by the Company pursuant to the Company's underwritten public offering of its 2,645,000 shares common stock which closed on January 14, 2014. At March 31, 2014, there were no borrowings outstanding under the credit facility.

        Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2014, $28,164 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2014. No amounts were due as of March 31, 2014, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(10) Debt (Continued)

facilities will be available or utilized in the future. The Company had no letters of credit outstanding at March 31, 2014 or 2013.

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

        The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan"), was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 124,891 as of March 31, 2014. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan.

        In July 2005, the Company adopted the Virtusa Corporation 2005 Stock Appreciation Rights Plan (the "SAR Plan"). Under the SAR Plan, the Company may grant up to 479,233 SARs to employees and consultants of Virtusa and its foreign subsidiaries, and settles the SARs in cash or common stock, as set forth in the SAR Plan. Prior to the Company's initial public offering ("IPO"), the SARs could only be settled in cash. After the Company's IPO, the cash settlement feature of the SARs ceased and exercises may only be settled in shares of the Company's common stock. In May 2007, the Company's board of directors determined that no further grants would be made under the SAR Plan.

        The Company's board of directors and its stockholders approved the Company's 2007 Stock Option and Incentive Plan (the "2007 Plan"), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited, canceled or withheld to settle tax liabilities from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. At March 31, 2014, the number of shares reserved for issuance under the 2007 Plan is 1,791,622. The Company has 70,333 stock options outstanding at a weighted average exercise price of $6.89 and a weighted average contractual term of 0.48 years under equity compensation plans not approved by security holders.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The following tables summarize stock option and restricted stock activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2014, 2013 and 2012:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	1,662,713	$8.34
Granted	287,150	15.93
Exercised	(295,253)	6.73
Forfeited or cancelled	(67,286)	9.18

Outstanding at March 31, 2012	1,587,324	9.97
Granted	93,153	15.61
Exercised	(267,575)	8.22
Forfeited or cancelled	(43,560)	14.28

Outstanding at March 31, 2013	1,369,342	10.56
Granted	49,201	28.37
Exercised	(321,577)	8.11
Forfeited or cancelled	(12,037)	18.00

Outstanding at March 31, 2014	1,084,929	12.01	5.39	$23,336

Exercisable at March 31, 2014	832,570	$10.22	4.54	$19,387

	Restricted Stock Award Activity
	Number of Restricted Stock Awards	Weighted Average Grant date Fair Value
Unvested at March 31, 2011	495,760	$8.63
Awarded	652,826	18.75
Vested	(222,017)	10.59
Forfeited	(94,913)	14.02

Unvested at March 31, 2012	831,656	15.43
Awarded	465,733	15.04
Vested	(284,833)	14.27
Forfeited	(43,157)	16.34

Unvested at March 31, 2013	969,399	15.55
Awarded	268,578	26.70
Vested	(377,359)	14.56
Forfeited	(57,898)	15.51

Unvested at March 31, 2014	802,720	$19.74

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Unit Activity
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2011	—	$—
Awarded	49,416	16.59
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2012	49,416	16.59
Awarded	—	—
Vested	(12,354)	16.59
Forfeited	—	—

Unvested at March 31, 2013	37,062	16.59
Awarded	217,147	27.99
Vested	(19,875)	20.00
Forfeited	—	—

Unvested at March 31, 2014	234,334	$26.87

        The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2014, 2013 and 2012 was $6,304, $2,873 and $3,447, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2014, 2013 and 2012 was $13.85, $8.96 and $9.27, respectively. During the fiscal year ended March 31, 2014, the Company realized $3,198 of income tax benefit from the exercise of stock options as a windfall credit.

        The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2014, 2013 and 2012 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	48,361	$4.21
Granted	—	—
Exercised	(14,689)	4.10
Forfeited or cancelled	(2,526)	2.91

Outstanding at March 31, 2012	31,146	4.36
Granted	—	—
Exercised	(8,378)	3.72
Forfeited or cancelled	(399)	4.84

Outstanding at March 31, 2013	22,369	4.60
Granted	—	—
Exercised	(8,176)	4.84
Forfeited or cancelled	(2,072)	2.29

Outstanding and exercisable at March 31, 2014	12,121	$4.82	1.58	$347

        The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2014, 2013 and 2012 was $221, $113 and $189, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes

        The income before income tax expense shown below is based on the geographic location to which such income is attributed for each of the fiscal years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31,
	2014	2013	2012
United States	$10,876	$7,471	$676
Foreign	35,048	28,388	25,770

Total	$45,924	$35,859	$26,446

        The provision for income taxes for each of the fiscal years ended March 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended March 31,
	2014	2013	2012
Current provision:
Federal	$2,973	$3,390	$7,629
State	874	1,002	607
Foreign	6,084	4,905	4,730

Total current provision	$9,931	$9,297	$12,966

Deferred (benefit) provision:
Federal	$1,173	$(468)	$(6,042)
State	272	(146)	(194)
Foreign	173	(1,222)	(319)

Total deferred (benefit) provision	$1,618	$(1,836)	$(6,555)

Total provision for income taxes	$11,549	$7,461	$6,411

        The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2014	2013	2012
Statutory tax rate	34.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S federal income tax effects	1.6	1.6	1.0
Benefit from foreign subsidiaries' tax holidays	(9.8)	(15.7)	(19.2)
Foreign rate difference	(2.2)	0.1	0.9
Permanent items	1.3	2.4	3.8
Other adjustments	0.2	(1.6)	3.7

Effective income tax rate	25.1%	20.8%	24.2%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

        Deferred tax assets (liabilities) at March 31, 2014 and 2013 were as follows:

	March 31,
	2014	2013
Deferred revenue	$154	$261
Bad debt reserve	291	83
Tax credit carry forwards	3,983	5,003
Accrued expenses and reserves	6,539	8,187
Share-based compensation expense	3,298	3,214
Intangibles	2,593	2,232
Unrealized losses	1,610	781
Net operating loss	73	—

Total deferred tax assets	$18,541	$19,761

Depreciation	(798)	(766)
Acquisition and other liabilities	(6,231)	—
Goodwill	(2,995)	(2,046)

Total deferred tax liabilities	$(10,024)	$(2,812)

Net deferred tax assets/liabilities	$8,517	$16,949

        At March 31, 2014 and 2013, all current and long-term deferred tax liabilities are offset against the current and long-term deferred tax assets and recorded on a net basis by tax jurisdiction.

        The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. At March 31, 2014, the Company has $420 of US foreign tax credits which begin to expire in March 2022, $3,563 of Indian Minimum Alternative Tax ("MAT") credits which begin to expire at various dates through 2024 and $73 of foreign net operating losses, or NOL, with indefinite life. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

        During the fiscal year ended March 31, 2014, the Company recorded $813 of net income tax expense directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long-term intercompany balances. During the fiscal year ended March 31, 2014, the Company recognized $3,198 of net income tax benefit directly in additional paid in capital related to net excess tax benefits of share-based compensation. The Company's Indian subsidiaries are export-oriented companies under the Indian Income Tax Act of 1961 and are entitled to claim tax exemption for a period of ten consecutive years for export profits related to each Software Technology Park ("STP"), which they operate. The Indian subsidiaries currently operate two STPs, one in Chennai and one in Hyderabad. The STP holiday for the Hyderabad unit expired on March 31, 2010 and the STP tax holiday for the Chennai unit expired on March 31, 2011. The taxable profit is taxed at the full statutory rate, currently at 33.99%. Further, the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

Company created a new export oriented unit in Bangalore during the fiscal year ended March 31, 2011 and in Hyderabad (Special Economic Zone or "SEZ") during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year March 31, 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in an SEZ designated locations in Hyderabad and Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. In the fiscal year ended March 31, 2014, the Company leased a facility in an SEZ designated location in Bangalore and Pune, India each of which is eligible for tax holiday for up to 15 years beginning in the fiscal year ended March 31, 2014. Based on the latest changes in tax laws, book profits of SEZ units are subject to MAT, commencing April 1, 2011, which will continue to negatively impact the Company's cash flows.

        In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2014. During the fiscal year ended March 2014, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. The Company has submitted the required support to the Board of Investment and is awaiting confirmation. At March 31, 2014, the Company believes it is eligible for the entire 12-year tax holiday.

        The India and Sri Lanka income tax holidays reduced the overall tax provision and increased both net income and diluted net income per share in the fiscal years ended March 31, 2014, 2013 and 2012 by $4,513, $5,647 and $5,064, respectively, and by $0.17, $0.22 and $0.20, respectively. As of March 31, 2013, two SEZ tax holidays in Chennai and Hyderabad, India are subject to a partial expiration of fifty percent of their tax benefits. The partial expiration of SEZ tax holidays in Chennai and Hyderabad, respectively, negatively impacted net income and diluted net income per share in the fiscal year ended March 31, 2014, by $749 and $1,540 or $0.03 and $0.06, respectively.

        The Company intends to indefinitely reinvest all of its accumulated and future foreign earnings outside the United States. At March 31, 2014, the Company had $158,757 of unremitted earnings from foreign subsidiaries and approximately $79,096 of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings are dependent on circumstances existing if and when remittance occurs and is not practically determinable.

        Due to the geographical scope of the Company's operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact the Company's operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company's major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2012. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005.

        Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The total amount of unrecognized tax benefits that would reduce income tax expense and the effective income tax rate, if recognized, is $410, $512 and $1,179 as of March 31, 2014, 2013 and 2012, respectively. Although it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company anticipates $44 of unrecognized tax benefits will reverse during the twelve month period ending March 31, 2015 due to settlement or expiration of statute of limitations on open tax years. Not all of these benefits are expected to have an impact on the effective tax rate as they are realized.

        The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2014	2013	2012
Balance as of beginning of the fiscal year	$4,823	$5,957	$293
Foreign currency translation related to prior year tax positions	(32)	—	7
Decreases related to prior year tax positions	(208)	(499)	—
Decreases related to prior year tax positions due to settlements or lapse in applicable statute of limitations	(4,311)	(947)	—
Increases related to prior year tax positions	138	312	5,657

Balance at end of the fiscal year	$410	$4,823	$5,957

        The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2014 and 2013, the Company expensed accrued interest and penalties of $62 and $145 respectively through income tax expense consistent with its prior positions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2014 and 2013, were $324 and $341, respectively. During the fiscal year ended March 31, 2014, the Company's unrecognized tax benefits decreased by $4,413. The decrease in the unrecognized tax benefits during the fiscal year ended March 31, 2014 was primarily related to a tax accounting method change requiring a reclassification to deferred tax liabilities. The net movement in unrecognized tax benefits for the fiscal year ended March 31, 2014 was as follows: $4,311 reclassification to deferred tax liability, $32 increase to OCI for foreign currency impact and $70 benefit to the statement of income.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

        The Company has been under income tax examination in India. The Indian taxing authorities issued an assessment order with respect to their examination of the tax returns for the fiscal years ended March 31, 2004 to March 31, 2008 of the Company's Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as "Virtusa India"). At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2006 through 2009.

(13) Post-retirement Benefits

        The Company has noncontributory defined benefit plans (the "Benefit Plans") covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2014	2013	2012
Components of net periodic pension expense
Expected return on plan assets	$(210)	$(188)	$(210)
Service costs for benefits earned	527	452	502
Interest cost on projected benefit obligation	205	179	176
Amortization of prior service cost	10	11	—
Recognized net actuarial loss	90	92	105

Net periodic pension expense	$622	$546	$573

Actuarial assumptions

Year Ended March 31,
	2014	2013	2012
Discount rate	8.00% - 11.5%	8.00% - 12.25%	8.50% - 11.00%
Compensation increases (annual)	7.00% - 7.50%	7.00% - 7.50%	7.00% - 7.50%
Expected return on assets	8.50% - 12.25%	8.50% - 13.13%	8.50% - 12.00%

        The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2014 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

Accumulated benefit obligation and projected benefit obligation

	As of March 31,
	2014	2013
Accumulated benefit obligation	$1,939	$1,664

Projected benefit obligation:
Beginning balance	$2,580	$2,182
Service cost	527	452
Interest cost	205	179
Actuarial (gain) loss	(25)	216
Benefits paid	(352)	(405)
Exchange rate adjustments	(177)	(44)

Ending balance	$2,758	$2,580

Fair value of plan assets

Plan assets
Balance at April 1, 2013	$2,170
Employer contributions	925
Actual gain on plan assets	225
Benefits paid	(352)
Exchange rate adjustments	(146)

Balance at March 31, 2014	$2,822

        At March 31, 2014, India had $258 of excess funding recorded in the consolidated balance sheets as "other long-term assets" and Sri Lanka had $194 of net projected benefit obligation recorded in the consolidated balance sheets as "accrued employee compensation and benefits". At March 31, 2013, both India and Sri Lanka had net projected benefit obligations that were recorded in the consolidated balance sheets as "accrued employee compensation and benefits".

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Plan asset allocation

	March 31, 2014
	Target Allocation	Actual Allocation
Government securities	40 - 50%	41%
Corporate debt	30 - 40%	38%
Other	1 - 20%	21%

        The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Plan Assets

        The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2014
Government Bonds(1)	$1,166	$—	$1,166
Corporate Bonds(2)	1,059	—	1,059
Equity Shares and Others(3)	597	185	412

	$2,822	$185	$2,637

At March 31, 2013
Government Bonds(1)	$1,040	$—	$1,040
Corporate Bonds(2)	835	—	835
Equity Shares and Others(3)	295	139	156

	$2,170	$139	$2,031

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Pension liability

	March 31,
	2014	2013
PBO	$2,758	$2,580
Fair value of plan assets	2,822	2,170

Funded status recognized	$(64)	$410
Amount recorded in accumulated other comprehensive income	$578	$780

        The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2015 is $88. The Company expects to contribute $508 to its gratuity plans during the fiscal year ending March 31, 2015.

        The pretax amounts of prior service cost and actuarial gain (loss) recognized from accumulated other comprehensive income consists of:

	March 31,
	2014	2013	2012
Prior service cost	$(10)	$(10)	$—
Net amortization gain (loss)	(90)	82	—

Total	$(100)	$72	$—

Estimated future benefits payments

Fiscal year ending March 31:
2015	$690
2016	602
2017	673
2018	766
2019	1,234
2020 - 2021	5,003

(14) 401(k) Plan

        The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the fiscal periods ended March 31, 2014 and 2013, the Company recorded $746 and $627 for the employer match, respectively. The Company's 401(k) Plan may be amended at the discretion of the Company's board of directors to discontinue the safe harbor match program at any time.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(15) Accumulated Other Comprehensive Loss

        The changes in the components of accumulated other comprehensive loss were as follows:

	March 31,
	2014	2013	2012
Investment securities
Beginning balance	$(3)	$(8)	$(2)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $(28), $0, $3	(51)	5	23
Reclassifications from OCI to other income, net of tax of $0 for all periods	—	—	(29)

Comprehensive income (loss) on investment securities, net of tax of $(28), $0, $3 for all periods	(51)	5	(6)

Closing Balance	$(54)	$(3)	$(8)

Currency translation adjustments
Beginning balance	$(16,918)	$(13,109)	$(1,652)
Recognized in OCI	(6,335)	(3,809)	(11,457)

Closing balance	$(23,253)	$(16,918)	$(13,109)

Cash flow hedges
Beginning balance	$(1,013)	$(4,524)	$676
OCI before reclassifications net of tax of $(2,993), $(954), $(3,164)	(7,291)	(1,210)	(6,177)
Reclassifications from OCI to
—Costs of revenue, net of tax of $1,377, $1,578, $287	2,793	3,030	633
—Selling, general and administrative expenses, net of tax of $831, $882, $157	1,682	1,691	344

Comprehensive income (loss) on cash flow hedges, net of tax of $(785), $1,506, $(2,720)	(2,816)	3,511	(5,200)

Closing balance	$(3,829)	$(1,013)	$(4,524)

Benefit plans
Beginning balance	$(780)	$(702)	$(855)
OCI before reclassifications net of tax of $0 for all periods	37	(175)	(78)
Reclassifications from OCI for prior service credit (cost) to:
—Costs of revenue, net of tax of $0 for all periods	71	56	63
—Selling, general and administrative expenses, net of tax of $0 for all periods	19	37	42
Reclassifications from OCI for net actuarial gain (loss) amortization to:
—Costs of revenue, net of tax of $0 for all periods	8	6	8
—Selling, general and administrative expenses, net of tax of $0 for all periods	2	4	5
Other adjustments	65	(6)	113

Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	202	(78)	153

Closing balance	$(578)	$(780)	$(702)

Accumulated other comprehensive income (loss)	$(27,714)	$(18,714)	$(18,343)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(16) Commitments, Contingencies and Guarantees

        The Company leases office space under operating leases, which expire at various dates through fiscal year 2022. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

        Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2014 and thereafter are:

	Operating Leases	Capital Leases
Fiscal year ending March 31:
2015	$7,055	$56
2016	6,955	51
2017	6,405	38
2018	4,256	4
2019	972	—
2020 and thereafter	1,203	—

Total minimum lease payments	$26,846	$149

Less: amount representing interest		27

Present value of future lease payments		$122
Less: current portion		41

Long term capital lease obligation		$81

        Total rental expense for operating leases was approximately $6,535, $5,367 and $5,323 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Total amortization expenses for the assets purchased under capital leases were $17 for the fiscal year ended March 31, 2014. Amortization expenses for assets purchased under capital leases for the fiscal years ended March 31, 2013, 2012 were $6 and $483, respectively.

        The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2014.

        The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2014.

        The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities

        The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 36-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "Economic Hedge Program" involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

        Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal years ended March 31, 2014 or 2013.

        Changes in the fair value of the hedges for the Balance Sheet Program and the Economic Hedge Program, if any, are recognized in the same line item as the underlying exposure being hedged and the ineffective portion of cash flow hedges, if any, is recognized as other income (expense). The Company values its derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company's derivatives.

        The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $102,801 and $96,630 at March 31, 2014 and 2013, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $3,527 at March 31, 2014. At March 31, 2014, the maximum outstanding term of any derivative instrument was 33 months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities (Continued)

        The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2014 and March 31, 2013:

Derivatives designated as hedging instruments

	March 31, 2014	March 31, 2013
Foreign currency exchange contracts:
Other current assets	$398	$884
Other long-term assets	$586	$415
Accrued expenses and others	$3,925	$2,142
Long-term liabilities	$2,449	$946

        The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2014 and 2013:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2014	March 31, 2013
Foreign currency exchange contracts	$(10,284)	$(2,164)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2014	March 31, 2013
Costs of revenue	$(4,170)	$(4,608)
Operating expenses	$(2,513)	$(2,573)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2014	March 31, 2013
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(2,388)	$(704)
	Revenue	$(847)	$222
	Costs of revenue	$343	$(79)
	Selling, general and administrative expenses	$50	$(2)

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

Geographic information:

        Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2014	2013	2012
Customer revenue:
North America	$278,318	$251,219	$215,723
Europe	97,178	65,863	49,839
Other	21,437	16,093	12,209

Consolidated revenue	$396,933	$333,175	$277,771

	March 31,
	2014	2013
Long-lived assets, net of accumulated depreciation and amortization:
North America	$61,562	$53,228
Asia	32,235	34,367
Europe	23,658	344

Consolidated long-lived assets, net	$117,455	$87,939

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Revenue	$111,100	$101,043	$94,301	$90,489	$89,949	$86,474	$80,535	$76,217
Costs of revenue	68,407	63,821	60,503	57,802	57,672	55,698	52,902	49,594

Gross profit	42,693	37,222	33,798	32,687	32,277	30,776	27,633	26,623
Operating expenses	30,182	26,026	24,022	23,758	22,858	21,634	20,204	19,754

Income from operations	12,511	11,196	9,776	8,929	9,419	9,142	7,429	6,869
Other income (expense)	1,116	1,155	105	1,136	945	574	241	1,240

Income before income tax expense (benefit)	13,627	12,351	9,881	10,065	10,364	9,716	7,670	8,109
Income tax expense (benefit)	3,580	3,023	2,403	2,543	1,272	2,312	1,907	1,970

Net income	$10,047	$9,328	$7,478	$7,522	$9,092	$7,404	$5,763	$6,139

Net income per share—basic	$0.36	$0.36	$0.29	$0.30	$0.36	$0.30	$0.23	$0.25
Net income per share—diluted	$0.35	$0.35	$0.28	$0.29	$0.35	$0.29	$0.23	$0.24

(20) Subsequent Events

        On April 24, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £3,314 (approximately $5,507) and will expire on various dates through June 30, 2014. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.66.

        On May 2, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Swedish Krona ("SEK") against the U.S. dollar. The contracts have an aggregate notional amount of approximately SEK 1,189 (approximately $181) and will expire on various dates during the period ending June 30, 2014. The weighted average U.S. dollar settlement rate associated with these contracts is approximately $0.152.

        On May 6, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 678,465 Indian rupees (approximately $10,412) and have an average settlement rate of 65.24 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 676,800 Indian rupees (approximately £6,207) and have an average settlement rate of 109.73 Indian rupees. These contracts will expire at various dates during the 36 month period ending on March 31, 2017. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on May 6, 2014 of $1.69, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 64.90 Indian rupees per U.S. dollar.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework 1992.

        Based on this assessment, our management has concluded that, as of March 31, 2014, our internal control over financial reporting was effective based on those criteria.

        We acquired the TradeTech Group during 2014, and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014 the TradeTech Group's internal control over financial reporting associated with total assets of 6.1% and total revenues of 0.9% included in our consolidated financial statements as of March 31, 2014.

        The effectiveness of our internal control over financial reporting as of March 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2014.

Item 11.    Executive Compensation.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2014.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2014.

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

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2014, 2013, and 2012

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2012	$1,160	$602	$(1,180)	$582
Year ended March 31, 2013	$582	$193	$(35)	$740
Year ended March 31, 2014	$740	$539	$(149)	$1,130

3.
Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	†	Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.6		Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.7	†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.8	†	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012 and incorporated herein by reference).

10.9	†*	Amendment—CW644410, dated as of March 19, 2014 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.

Exhibit No.		Exhibit Title
10.10	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.11	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.12	†*	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc.

10.13	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.14	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.19		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.20	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.21	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.22	+	Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).

10.23	*	Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014.

Exhibit No.		Exhibit Title
10.24		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.25		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.26	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.27		Amended and Restated Credit Agreement dated as of December 31, 2013 by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A. ("Credit Agreement"), as Lender and Administrative Agent, including Exhibit A, Form of Assignment and Assumption Agreement, Exhibit B, Form of Compliance Certificate, Exhibit C, Form of Joinder Agreement, Exhibit D, Forms of U.S. Tax Compliance Certificates, and Exhibit E, Form of Borrowing Notice (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.28		Revolving Credit Note dated as of December 31, 2013 executed by Virtusa Corporation in favor of Lender (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.29		Pledge and Security Agreement dated as of December 31, 2013, by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.30		Patent Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.31		Trademark Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.32		Fee Letter Agreement by and between Virtusa Corporation and JPMorgan Chase Bank, N.A. dated as of December 31, 2013 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.33		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

10.34		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.35	†	Professional Services Agreement by and between the Registrant and AIG Global Services, Inc., dated as of April 28, 2008 (previously filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K, filed May 29, 2013, and incorporated herein by reference).

10.36	*	Amendment No. 1, dated as of June 27, 2011, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc.

10.37	†*	Amendment No. 2, dated as of January 28, 2014, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc.

10.38		Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.39		Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	**	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of May, 2014.

VIRTUSA CORPORATION
By:	/s/ KRIS CANEKERATNE Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2014

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of May, 2014.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director

Signature	Title

/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI AL-Noor Ramji	Director

EXHIBIT INDEX

Exhibit No.		Exhibit Title
3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	†	Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.6		Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.7	†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.8	†	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012 and incorporated herein by reference).

10.9	†*	Amendment—CW644410, dated as of March 19, 2014 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A.

Exhibit No.		Exhibit Title
10.10	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.11	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.12	†*	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc.

10.13	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.14	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.19		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.20	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.21	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.22	+	Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.23	*	Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014.

10.24		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.25		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.26	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.27		Amended and Restated Credit Agreement dated as of December 31, 2013 by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A. ("Credit Agreement"), as Lender and Administrative Agent, including Exhibit A, Form of Assignment and Assumption Agreement, Exhibit B, Form of Compliance Certificate, Exhibit C, Form of Joinder Agreement, Exhibit D, Forms of U.S. Tax Compliance Certificates, and Exhibit E, Form of Borrowing Notice (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.28		Revolving Credit Note dated as of December 31, 2013 executed by Virtusa Corporation in favor of Lender (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.29		Pledge and Security Agreement dated as of December 31, 2013, by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.30		Patent Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.31		Trademark Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.32		Fee Letter Agreement by and between Virtusa Corporation and JPMorgan Chase Bank, N.A. dated as of December 31, 2013 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.33		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.34		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.35	†	Professional Services Agreement by and between the Registrant and AIG Global Services, Inc., dated as of April 28, 2008 (previously filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K, filed May 29, 2013, and incorporated herein by reference).

10.36	*	Amendment No. 1, dated as of June 27, 2011, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc.

10.37	†*	Amendment No. 2, dated as of January 28, 2014, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc.

10.38		Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.39		Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	**	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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