Form 10-Q
period 2014-06-30
VIRTUSA CORP
filed 2014-08-06
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 31, 2014:

Class	Number of Shares
Common Stock, par value $.01 per share	29,188,724

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	March 31, 2014
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$76,926	$82,761
Short-term investments	61,910	55,888
Accounts receivable, net of allowance of $1,175 and $1,130 at June 30, 2014 and March 31, 2014, respectively	69,811	64,662
Unbilled accounts receivable	29,747	26,548
Prepaid expenses	13,567	9,036
Deferred income taxes	6,306	6,610
Restricted cash	2,732	2,662
Other current assets	10,820	11,922
Total current assets	271,819	260,089
Property and equipment, net of accumulated depreciation of $32,856 and $30,625 at June 30, 2014 and March 31, 2014, respectively	36,309	35,346
Long-term investments	56,014	62,015
Deferred income taxes	3,558	4,651
Goodwill	53,013	53,448
Intangible assets, net	26,993	28,661
Other long-term assets	5,560	5,215
Total assets	$453,266	$449,425
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,038	$11,002
Accrued employee compensation and benefits	19,770	27,175
Accrued expenses and other current liabilities	27,651	27,299
Income taxes payable	2,186	1,294
Total current liabilities	59,645	66,770
Deferred income taxes	2,652	2,744
Long-term liabilities	5,694	5,841
Total liabilities	67,991	75,355
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2014 and March 31, 2014; zero shares issued and outstanding at June 30, 2014 and March 31, 2014	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2014 and March 31, 2014; issued 30,460,414 and 30,263,243 shares at June 30, 2014 and March 31, 2014, respectively; outstanding 28,603,711 and 28,406,540 shares at June 30, 2014 and March 31, 2014, respectively	305	303
Treasury stock, 1,856,703 common shares, at cost, at June 30, 2014 and March 31, 2014, respectively	(9,652)	(9,652)
Additional paid-in capital	271,214	269,511
Retained earnings	150,625	141,622
Accumulated other comprehensive loss	(27,217)	(27,714)
Total stockholders’ equity	385,275	374,070
Total liabilities, undesignated preferred stock and stockholders’ equity	$453,266	$449,425

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2014	2013
Revenue	$112,274	$90,489
Costs of revenue	72,588	57,802
Gross profit	39,686	32,687
Operating expenses:
Selling, general and administrative expenses	28,456	23,758
Income from operations	11,230	8,929
Other income (expense):
Interest income	1,159	838
Foreign currency transaction (losses) gains	(155)	387
Other, net	(10)	(89)
Total other income	994	1,136
Income before income tax expense	12,224	10,065
Income tax expense	3,221	2,543
Net income	$9,003	$7,522
Net income per share of common stock:
Basic	$0.32	$0.30
Diluted	$0.31	$0.29

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,
(In thousands, except per share amounts)	2014	2013

Net income	$9,003	$7,522
Other comprehensive income (loss):
Foreign currency translation adjustments	(201)	(8,245)
Pension plan adjustment, net of tax	(13)	76
Unrealized gain (loss) on available-for-sale securities, net of tax	50	(18)
Unrealized gain (loss) on effective cash flow hedges, net of tax	661	(4,910)
Other comprehensive income (loss)	497	(13,097)
Comprehensive income (loss)	$9,500	$(5,575)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended June 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$9,003	$7,522
Adjustments to reconcile net income to net cash used in provided by operating activities:
Depreciation and amortization	3,641	2,606
Share-based compensation expense	2,471	1,710
Reversal of contingent consideration	(1,833)	—
Provision for doubtful accounts	34	486
Gain on sale of property and equipment	—	(3)
Deferred income taxes	350	—
Foreign currency loss (gains), net	155	(387)
Amortization of discounts and premiums on investments	316	—
Excess tax benefits from stock option exercises	(1,461)	(1,783)
Net change in operating assets and liabilities:
Accounts receivable	(8,012)	(6,995)
Prepaid expenses and other current assets	(919)	1,625
Other long-term assets	(453)	(326)
Accounts payable	189	(2,524)
Accrued employee compensation and benefits	(10,032)	(4,842)
Accrued expenses and other current liabilities	2,774	(178)
Income taxes payable	874	1,310
Other long-term liabilities	403	(4)
Net cash used in operating activities	(2,500)	(1,783)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	11
Purchase of short-term investments	—	(1,401)
Proceeds from sale or maturity of short-term investments	4,298	1,800
Purchase of long-term investments	(5,579)	(3,858)
Proceeds from sale or maturity of long-term investments	1,000	600
Increase in restricted cash	(63)	(10)
Purchase of property and equipment	(4, 448)	(1,678)
Net cash used in investing activities	(4,792)	(4,536)
Cash flows from financing activities:
Proceeds from exercise of common stock options	441	1,293
Payment of contingent consideration related to acquisitions	(441)	—
Principal payments on capital lease obligation	(3)	(5)
Excess tax benefits from stock option exercises	1,461	1,783
Net cash provided by financing activities	1,458	3,071
Effect of exchange rate changes on cash and cash equivalents	(1)	(2,983)
Net decrease in cash and cash equivalents	(5,835)	(6,231)
Cash and cash equivalents, beginning of period	82,761	57,199
Cash and cash equivalents, end of period	$76,926	$50,968

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2014 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 23, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, InSource Holdings, Inc., a company incorporated in the State of Connecticut, InSource LLC, a Connecticut limited liability company located in Connecticut, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany, Virtusa Singapore Private Limited, organized and located in Singapore, Virtusa Malaysia Private Limited, organized and located in Malaysia, Virtusa Austria GmbH, organized and located in Austria, Virtusa Philippines Inc., organized and located in the Philippines and TradeTech Consulting Scandinavia AB, organized and located in Sweden. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed price contracts, share based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets, contingent consideration and valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At June 30, 2014 and March 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

(3) Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including the dilutive impact of common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs, unvested restricted stock awards and unvested restricted stock units, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted net income per share for the periods set forth below:

	Three Months Ended June 30,
	2014	2013
Numerators:
Net income	$9,003	$7,522
Denominators:
Weighted average common shares outstanding	28,476,804	25,293,101
Dilutive effect of employee stock options and unvested restricted stock awards	875,035	841,511
Dilutive effect of stock appreciation rights	9,442	16,469
Weighted average shares-diluted	29,361,281	26,151,081
Net income per share-basic	$0.32	$0.30
Net income per share-diluted	$0.31	$0.29

During the three months ended June 30, 2014 and 2013, options to purchase 25,378 and 45,591 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At June 30, 2014 and March 31, 2014, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at June 30, 2014:

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$27,405	$10	$(11)	$27,404
Non-current	44,129	7	(31)	44,105
Auction-rate securities:
Non-current	300	—	(11)	289
Agency and short-term notes:
Current	406	—	—	406
Non-current	11,421	3	(4)	11,420
Commercial paper:
Current	5,499	—	—	5,499
Municipal bonds:
Non-current	200	—	—	200
Time deposits:
Current	28,601	—	—	28,601
Total available-for-sale securities	$117,961	$20	$(57)	$117,924

The following is a summary of investment securities at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$20,255	$9	$(8)	$20,256
Non-current	50,264	5	(70)	50,199
Auction-rate securities:
Non-current	300	—	(12)	288
Agency and short-term notes:
Current	561	—	—	561
Non-current	11,341	1	(14)	11,328
Commercial paper:
Current	5,497	—	—	5.497
Municipal bonds:
Non-current	200	—	—	200
Time deposits:
Current	29,574	—	—	29,574
Total available-for-sale securities	$117,992	$15	$(104)	$117,903

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2014 and March 31, 2014 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$61,910	$—	$61,910
Available-for-sales securities—non-current	—	55,725	289	56,014
Foreign currency derivative contracts	—	1,305	—	1,305
Total assets	$—	$118,940	$289	$119,229
Liabilities:
Foreign currency derivative contracts	$—	$5,616	$—	$5,616
Contingent consideration	—	—	4,205	4,205
Total liabilities	$—	$5,616	$4,205	$9,821

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at June 30, 2014:

Level 3 Assets
Balance at April 1, 2014	$288
Total unrealized gains:
Included in accumulated other comprehensive income	1
Balance at June 30, 2014	$289

The Company determines the fair value of the contingent consideration related to the Company’s acquisition on November 1, 2013 of OSB Consulting LLC, (“OSB”) and on January 2, 2014 of TradeTech Consulting Scandinavia AB (“TradeTech”) based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability.  See Note 7 of the notes to our financial statements included herein for a description of OSB and TradeTech acquisitions and related contingent consideration targets. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at June 30, 2014.

Level 3 Liabilities
Balance at April 1, 2014	$5,925
Payment of OSB contingent consideration (See Note 7)	(500)
Reversal of the TradeTech earn-out recognized in earnings (See Note 7)	(1,833)
Increase of the OSB earn-out recognized in earnings (See Note 7)	663
Cumulative foreign currency translation adjustments	(50)
Balance at June 30, 2014	$4,205

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 36 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30 day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on the U.K. pound sterling and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three month periods ended June 30, 2014 and 2013.

Changes in the fair value of the derivatives purchased under the Balance Sheet Program are reflected in the Company’s consolidated statement of income and are included in foreign currency transaction gains (losses) for each period. Changes in the fair value of the derivatives purchased under the Economic Hedge Program are also reflected in the Company’s consolidated statement of income and are included in the same line item as the underlying exposure being hedged for each period.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $109,268 and $102,801, at June 30, 2014 and March 31, 2014, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $2,926 at June 30, 2014. At June 30, 2014, the maximum outstanding term of any derivative instrument was 33 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2014 and March 31, 2014:

Derivatives designated as hedging instruments

	June 30, 2014	March 31, 2014
Foreign currency exchange contracts:
Other current assets	$793	$398
Other long-term assets	$512	$586
Accrued expenses and other current liabilities	$3,719	$3,925
Long-term liabilities	$1,897	$2,449

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2014 and 2013:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow	Three months June 30,
Hedging Relationships	2014	2013
Foreign currency exchange contracts	$443	$(8,387)

Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended June 30,
Portion)	2014	2013
Costs of revenue	$(394)	$(594)
Operating expenses	$(243)	$(385)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended June 30,
as Hedging Instrument	Recognized in Income on Derivatives	2014	2013
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(249)	$(1,609)
	Revenue	$(148)	$(101)
	Costs of revenue	$49	$54
	Selling, general and administrative expenses	$9	$4

(7) Acquisitions

On November 1, 2013, the Company acquired substantially all of the business and assets of OSB pursuant to an asset purchase agreement dated November 1, 2013 (the “Asset Purchase Agreement”) by and among OSB and the sole member of OSB. The acquisition of OSB extends the Company’s service offerings to include a broader set of finance transformation services in the financial services and insurance domains to existing and new clients, including service offerings targeted to enable clients to automate their finance and accounting processes, reporting capabilities, including SAP based capabilities, and regulatory compliance programs.

The purchase price was $6,840 in cash. Ten percent of the purchase price is subject to a hold back by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $6,000 in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. At March 31, 2014, the Company determined that OSB had met 100% of the performance targets for the five months ending March 31, 2014.  During the three months ended June 30, 2014, the Company paid the $500 earn-out consideration to OSB. The fair value of the remaining contingent consideration at June 30, 2014 is $4,205.  The change in fair value of $663 was recorded as a change to selling, general and administration expenses in the three months ended June 30, 2014.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

On January 2, 2014, Virtusa International B.V., a wholly owned subsidiary of the Company organized and formed in the Netherlands (“Virtusa BV”), acquired all of the outstanding shares of TradeTech and its subsidiaries (together with TradeTech, the “TradeTech Group”), pursuant to a share purchase agreement dated as of January 2, 2014 (the “Share Purchase Agreement”) by and among Virtusa BV and the shareholders of TradeTech. The acquisition expands the Company’s position within the banking, financial services and insurance industries by increasing its asset management and treasury services domain and technology expertise, as well as by expanding the Company’s global presence into the Nordics.

Under the terms of the Share Purchase Agreement, Virtusa BV acquired all the outstanding shares of TradeTech for $19,087 in cash, reflective of a working capital adjustment as part of the Share Purchase Agreement, subject to adjustment after the closing by up to $4,080 in earn-out consideration upon TradeTech Group’s achievement of certain revenue and EBITA targets for the 12-month period ending December 31, 2014. At June 30, 2014, the Company determined that the earn-out consideration targets would not be achieved for the 12-month period ending December 31, 2014, resulting in a reduction in fair value of $1,833 for the three months ended June 30, 2014.  At June 30, 2014, there is no liability recorded. The reduction of the entire fair value of the earn-out consideration of $1,833 was recorded as a reduction to selling, general and administration expenses in the three-month period ended June 30, 2014.  Under the terms of the Share Purchase Agreement, 12.5% of the purchase price was also held back and placed into escrow by the Company for a period of 12 months as security for the indemnification obligations of the TradeTech Shareholders. The Company also agreed to issue an aggregate of up to $2,000 in deferred restricted stock awards from the Company’s stock option and incentive plan, not to exceed an aggregate of 65,000 shares, to certain of these new TradeTech Group employees. The shares will be recognized as compensation cost over the requisite employee service period. The shares will vest annually over a five year period.

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one reportable segment at June 30, 2014. The following are details of the changes in goodwill balance at June 30, 2014:

Amount
Balance at April 1, 2014	$53,448
Cumulative foreign currency translation adjustments	(435)
Balance at June 30, 2014	$53,013

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The acquisition costs and goodwill balance deductible for the Company’s business acquisitions for tax purposes are $41,834. The acquisition costs and goodwill balance not deductible for tax purposes are $12,570 and relate to the Company’s TradeTech acquisition.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2014 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at June 30, 2014

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$36,087	$9,781	$26,306
Partner relationships	6.5	700	515	185
Trademark	1.0	73	38	35
Backlog	1.0	1,460	993	467
	9.0	$38,320	$11,327	$26,993

(9) Income Taxes

The Company’s effective tax rate was 26.4% for the three months ended June 30, 2014, as compared to an effective tax rate of 25.3% for the three months ended June 30, 2013. The increase in the effective tax rate for three months ended June 30, 2014 is primarily due to geographical income distribution and increased tax charges related to executive compensation deduction limitations. The increase in the effective tax rate was partially offset by a tax benefit associated with the reduction in fair value of $1,833 in the three months ended June 30, 2014 related to the determination that TradeTech would not achieve its performance targets for its earn-out consideration, as well as tax benefits generated from new special economic zone (“SEZ”) tax holiday incentives located in Bangalore and Pune, India.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”), is an export oriented company. The Indian Income Tax Act of 1961 entitles taxpayers to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates.  Virtusa India operates two STPs, one in Chennai and one in Hyderabad, India. The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011. For the three months ended June 30, 2014 and 2013, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate of 34.0%. In anticipation of, and to mitigate the impact of, the phase-out of the STP tax holidays in Hyderabad and Chennai, India, the Company located new Indian operations in areas designated as an SEZ under the SEZ Act of 2005 through two operating subsidiaries, Virtusa Software Services Private Limited and Virtusa Consulting Services Private Limited. In the fiscal year ended March 31, 2014, the Company leased a facility in SEZ designated locations in Bangalore and Pune, India, each of which is eligible for tax holiday benefits beginning in the fiscal year ended March 31, 2014.The Company’s profits from these SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years based on export income.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12 year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2014. During the fiscal year ended March 31, 2014, the Company believes it fulfilled its hiring and investment commitments and is eligible for the tax holiday benefits through March 2019. The current agreement provides income tax exemption for all export business income. The Company has submitted the required support to the Board of Investment and is awaiting confirmation. At June 30, 2014, the Company believes it is eligible for the entire 12 year tax holiday.

The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions, including those where the Company is enjoying tax holidays, for the applicable fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions or other discrete items required to be reported during interim periods. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to lower rates generally in jurisdictions in which the Company operates and applicable tax holiday benefits of the Company, obtained primarily in India and Sri Lanka.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2014 and March 31, 2014, the total liability for unrecognized tax benefits was $377 and $410, respectively, all of which would negatively impact the Company’s annual effective tax rate, if realized. Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2014 and June 30, 2013, the unrecognized tax benefits decreased by $33 and increased by $24, respectively. The decrease in unrecognized tax benefits in the three month period ending June 30, 2014 was predominantly due to a cash settlement with tax authorities, partially offset by increases for incremental interest accrued on existing uncertain tax positions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Recently, the Internal Revenue Service (“IRS”) conducted a routine audit of the Company’s fiscal years 2008 to 2011, pursuant to which the IRS made certain assessments. In connection with the audit, during the fourth quarter of fiscal year 2013, the Company executed a settlement arrangement with the IRS for all periods under audit to close out the audit. The Company had fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at June 30, 2014.

The Company’s U.S. tax return for the fiscal year ended March 31, 2012 was recently audited by the IRS pursuant to which the IRS made certain assessments.  During the three month period ending June 30, 2014, the Company executed a settlement agreement with the IRS for the fiscal year ended March 31, 2012.   The Company has fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at June 30, 2014.  In addition, tax returns for various years are under examination by tax authorities of foreign jurisdictions. Currently, several issues are at various levels of appeal with the Indian and Sri Lankan tax authorities. While it is difficult to predict the final outcome, the Company believes its reserves represent the most likely outcome and continues to evaluate all tax return positions.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At June 30, 2014, the Company had $168.1 million of unremitted earnings from foreign subsidiaries and approximately $80.6 million of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2014	2013
Client revenue:
North America	$73,464	$67,266
Europe	31,897	18,339
Rest of world	6,913	4,884
Consolidated revenue	$112,274	$90,489

	June 30, 2014	March 31, 2014
Long-lived assets, net of accumulated depreciation and amortization:
United States	$60,999	$61,562
Asia	31,861	32,235
Europe	23,455	23,658
Consolidated long-lived assets, net	$116,315	$117,455

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended June 30,
	2014	2013
Customer 1	13.1%	11.2%
Customer 2	9.7%	13.6%
Customer 3	8.9%	13.5%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(11) Debt

On December 31, 2013, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”). The credit agreement amended and restated the Company’s $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company’s foreign currency hedging programs. The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company’s ratio of indebtedness to Adjusted EBITDA. Based on this ratio, the interest rate at December 31, 2013 under the credit facility was 1.6875%. The term of the credit facility is five years, ending December 31, 2018. This facility replaced the Company’s prior $3,000 line of credit with JPM. At June 30, 2014, there were no borrowings outstanding under the credit facility.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the three months ended June 30, 2014, $5,149 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2014. No amounts were outstanding under the financing agreement at June 30, 2014.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended June 30,
	2014	2013
Components of net periodic pension cost
Service cost	$136	$140
Interest cost	59	54
Expected return on plan assets	(54)	(55)
Amortization of past service cost	24	3
Amortization of actuarial loss	3	23
Net periodic pension cost	$168	$165

The Company expects to contribute approximately $508 in cash to the pension plans during the fiscal year ending March 31, 2015. The Company made cash contributions of $332 to the plans during the three months ended June 30, 2014.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(13) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended June 30, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30,
(In thousands, except per share amounts)	2014	2013
Investment securities
Beginning balance	$(54)	$(3)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0 for all periods	50	(24)
Reclassifications from OCI to other income — net of tax of $0 for all periods	—	6
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	50	(18)

Closing Balance	$(4)	$(21)

Currency Translation Adjustments
Beginning balance	$(23,253)	$(16,918)
OCI before reclassifications	(201)	(8,245)

Closing Balance	$(23,454)	$(25,163)

Cash Flow Hedges
Beginning balance	$(3,829)	$(1,013)
OCI before reclassifications net of tax of $357 and $(2,856)	86	(5,530)
Reclassifications from OCI to
- Costs of revenue, net of tax of $38 and $219	356	375
- Selling, general and administrative expenses, net of tax of $24 and $140	219	245
Comprehensive income (loss) on cash flow hedges, net of tax of $419 and $(2,497)	661	(4,910)

Closing Balance	$(3,168)	$(5,923)

Benefit plans
Beginning balance	$(578)	$(780)
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	1

Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	15	18
- Selling, general and administrative expenses, net of tax of $0 for all periods	10	5
Other adjustments	(40)	50
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	(13)	76
Closing Balance	$(591)	$(704)
Accumulated other comprehensive income (loss)	$(27,217)	$(31,811)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(14) Subsequent Events

On July 28, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £4,415 (approximately $7,417) and will expire on various dates through September 30, 2014. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.68.

On July 28, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Swedish krona (“SEK”) against the U.S. dollar. The contracts have an aggregate notional amount of approximately SEK 3,744 (approximately $555) and will expire on various dates during the period ending September 30, 2014. The weighted average U.S. dollar settlement rate associated with these contracts is approximately $0.148.

On July 31, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 637,098 Indian rupees (approximately $9,829) and have an average settlement rate of 64.78 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 826,072 Indian rupees (approximately £7,743) and have an average settlement rate of 106.14 Indian rupees. These contracts will expire at various dates during the 36 month period ending on June 30, 2017. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on July 31, 2014 of $1.69 the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 63.79 Indian rupees per U.S. dollar.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2014. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements as well as the impact of any acquisitions. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Sweden and Austria, with global delivery centers in India, Sri Lanka, Hungary, Singapore, Malaysia and the Philippines, as well as a near shore delivery center in the United States. At June 30, 2014, we had 8,421 employees, or team members.

In the three months ended June 30, 2014, our revenue increased by 24% to $112.3 million, compared to $90.5 million in the three months ended June 30, 2013.

In the three months ended June 30, 2014, net income increased by 20% to $9.0 million, as compared to $7.5 million in the three months ended June 30, 2013.

The increase in revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, primarily resulted from:

•                  Broad based revenue growth among our clients existing at June 30, 2013, particularly among our non-top ten clients collectively

•                  Broad based revenue growth within our banking, financial services and insurance (“BFSI”) and communication and technology (“C&T”) industry groups

•                  Broad based growth in all geographies, led by Europe and North America

•                  Revenue generated from clients acquired by us in the acquisition of OSB Consulting LLC, (“OSB”) on November 1, 2013 and TradeTech Consulting Scandinavia AB and its subsidiaries (“TradeTech”) on January 2, 2014

The key drivers of the increase in our net income for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, were as follows:

•                  Higher revenue contribution from existing clients, as well as clients from our OSB and TradeTech acquisitions

•                  Increase in gross profit, which also reflects lower costs due to the depreciation of the Indian rupee, partially offset by higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth, and acquisition amortization

•                  Lower operating costs related to the reduction of the earn-out consideration previously accrued for in connection with the TradeTech acquisition partially offset  by an increase of the earn-out consideration in connection with the OSB acquisition

•                  Reduced by increased income tax expense related to higher taxable profits

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2014 and 2013, 85% and 92%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2014, our application outsourcing and consulting revenue represented 55% and 45%, respectively, of our total revenue as compared to 57% and 43%, respectively, for the three months ended June 30, 2013.

In the three months ended June 30, 2014, our European revenue increased by 74%, or $13.6 million, to $31.9 million, or 28% of total revenue, from $18.3 million, or 20% of total revenue in the three months ended June 30, 2013. The increase in revenue for the three months ended June 30, 2014 is primarily due to the broad-based revenue growth in Europe, particularly from two of our largest European clients, as well as clients acquired in our TradeTech acquisition.

Our gross profit increased by $7.0 million to $39.7 million for the three months ended June 30, 2014, as compared to $32.7 million in the three months ended June 30, 2013. The increase in gross profit during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals. As a percentage of revenue, gross margin was 35.3% and 36.1% in the three months ended June 30, 2014 and 2013, respectively. The decrease in gross margin for the three months ended June 30, 2014 was primarily due to increased compensation costs related to an increase in the number of IT professionals and higher subcontractor costs partially offset by depreciation in the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 35% and 21% of total revenue, and revenue from time-and-materials contracts represented 65% and 79% of total revenue for the three months ended June 30, 2014 and 2013, respectively. The increase in revenue earned from fixed-price contracts in the three months ended June 30, 2014 primarily reflects our client preferences.

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

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2014, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 19.0%. Our attrition rate at June 30, 2014 reflects a slightly higher rate of voluntary attrition as compared to the corresponding prior year period and is slightly above our long-term goal. Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and U.K. pound sterling, the Swedish krona (“SEK”) against the U.S. dollar and the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rates on our foreign operations, when consolidated into U.S. dollars and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee and U.K. pound sterling exchange rates, they not only reduce the negative impact of a stronger Indian rupee and weaker U.K. pound sterling but also could reduce the positive impact of a weaker Indian rupee or stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, contingent consideration both upon and subsequent to acquisitions and valuation of financial instruments including derivative contracts and investments. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in the Annual Report.

Results of operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following table presents an overview of our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		$	%
(dollars in thousands)	2014	2013	Change	Change
Revenue	$112,274	$90,489	$21,785	24.1%
Costs of revenue	72,588	57,802	14,786	25.6%
Gross profit	39,686	32,687	6,999	21.4%
Operating expenses	28,456	23,758	4,698	19.8%
Income from operations	11,230	8,929	2,301	25.8%
Other income (expense)	994	1,136	(142)	(12.5)%
Income before income tax expense	12,224	10,065	2,159	21.5%
Income tax expense	3,221	2,543	678	26.7%
Net income	$9,003	$7,522	$1,481	19.7%

Revenue

Revenue increased by 24.1%, or $21.8 million, from $90.5 million during the three months ended June 30, 2013 to $112.3 million in the three months ended June 30, 2014. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of June 30, 2013, particularly among our non-top ten clients collectively, revenue generated from clients acquired in the acquisition of OSB and TradeTech and broad based revenue growth within our BFSI and C&T industry groups. Revenue from North American clients in the three months ended June 30, 2014 increased by $6.2 million, or 9.2%, as compared to the three months ended June 30, 2013, due to broad based revenue growth, particularly in our insurance group and clients acquired in the last twelve months. Revenue from European clients increased by $13.6 million, or 73.9%, as compared to the three months ended June 30, 2013, primarily due to the broad-based growth in Europe, particularly two of our largest European clients, as well as clients acquired in our TradeTech acquisition. We had 107 active clients at June 30, 2014, as compared to 95 active clients at June 30, 2013.

Costs of revenue

Costs of revenue increased from $57.8 million in the three months ended June 30, 2013 to $72.6 million in the three months ended June 30, 2014, an increase of $14.8 million, or 25.6%, which reflects a benefit of $1.3 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $9.9 million. The increased costs of revenue are also due to an increase of $1.5 million in travel expenses and an increase in subcontractor costs of $3.1 million. At June 30, 2014, we had 7,535 IT professionals as compared to 6,279 at June 30, 2013.

As a percentage of revenue, cost of revenue increased from 63.9% for the three months ended June 30, 2013 to 64.7% for three months ended June 30, 2014.

Gross profit

Our gross profit increased by $7.0 million, or 21.4%, to $39.7 million for the three months ended June 30, 2014, as compared to $32.7 million for the three months ended June 30, 2013, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, subcontractor costs and immigration related costs. As a percentage of revenue, our gross profit was 35.3% and 36.1% in the three months ended June 30, 2014 and 2013, respectively.

Operating expenses

Operating expenses increased from $23.8 million in the three months ended June 30, 2013 to $28.5 million in the three months ended June 30, 2014, an increase of $4.7 million, or 19.8%, which reflects a benefit of $0.7 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $3.5 million in compensation related expenses, $1.5 million in facilities expenses and an increase of $0.7 million in travel expenses, partially offset by a $1.2 million net decrease in earn-out consideration.  The $1.2 million net decrease in earn-out consideration was a result of a $1.8 million decrease in earn-out consideration related to the TradeTech acquisition offset by approximately $0.6 million increase in earn-out consideration related to the OSB acquisition. As a percentage of revenue, our operating expenses decreased to 25.3% in the three months ended June 30, 2014 as compared to 26.3% in the three months ended June 30, 2013.

Income from operations

Income from operations increased by 25.8%, from $8.9 million in the three months ended June 30, 2013 to $11.2 million in the three months ended June 30, 2014. As a percentage of revenue, income from operations increased from 9.9% in the three months ended June 30, 2013 to 10.0% in the three months ended June 30, 2014, primarily due to higher gross profit.

Other income (expense)

Other income (expense) decreased from $1.1 million in the three months ended June 30, 2013 to $1.0 million in the three months ended June 30, 2014 primarily due to foreign currency transaction losses.

Income tax expense

Income tax expense increased by $0.7 million, from $2.5 million in the three months ended June 30, 2013 to $3.2 million in the three months ended June 30, 2014. Our effective tax rate increased from 25.3% for the three months ended June 30, 2013 to 26.4% for the three months ended June 30, 2014. The increase in the effective tax rate was primarily due to the geographic mix of profit and an additional tax expense incurred due to increased executive compensation expense not being subject to deduction, partially offset by a tax benefit associated with the reduction in earn-out expense recorded in connection with the Trade Tech earn-out and increased tax benefits realized in certain special economic zones in India.

Net income

Net income increased by 19.7%, from $7.5 million in the three months ended June 30, 2013 to $9.0 million in the three months ended June 30, 2014 due primarily to higher operating profits.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On December 31, 2013, we entered into an amended and restated credit agreement with JPM expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. At June 30, 2014, there were no borrowings outstanding under the credit facility. (See Note 11 to the notes to our consolidated financial statements included in this Quarterly Report).

At June 30, 2014, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2014, we sold $5.1 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2014. No amounts were due under the financing agreement at June 30, 2014, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

In connection with the OSB acquisition, the purchase price was subject to adjustment after the closing for up to an additional $6.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the five months ended March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. At March 31, 2014, the Company determined that OSB had met 100% of the performance targets for the five months ended March 31, 2014 and $500 earn-out consideration was paid as of June 30, 2014. The fair value of the remaining contingent consideration at June 30, 2014 is $4,205.

In connection with the TradeTech acquisition, the purchase price was subject to adjustment after the closing for up to an additional $4.1 million in earn-out consideration based on the achievement of certain revenue and EBITA targets for the twelve-month period ending December 31, 2014.  At June 30, 2014, no earn-out consideration is expected to be paid.

In connection with the OSB acquisition on November 1, 2013 and the TradeTech acquisition on January 1, 2014, 10% or $684 and 12.5% or $2,444 of the purchase price respectively, was held back and placed into escrow for a period of 12 months from the acquisition date as security for indemnification obligations. In connection with the TradeTech acquisition, a working capital adjustment of $468 was released to us from escrow pursuant to the Share Purchase Agreement.  At June 30, 2014, the TradeTech holdback was $1,961, inclusive of a foreign currency translation adjustment of $15.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2014	2013
Net cash (used in) provided by operating activities	$(2,500)	$(1,783)
Net cash used for investing activities	(4,792)	(4,536)
Net cash provided by financing activities	1,458	3,071
Effect of exchange rate changes on cash	(1)	(2,983)
Net decrease in cash and cash equivalents	(5,835)	(6,231)
Cash and cash equivalents, beginning of period	82,761	57,199
Cash and cash equivalents, end of period	$76,926	$50,968

Operating activities

Net cash used in operating activities was $2.5 million during the three months ended June 30, 2014 as compared to $1.8 million used in operating activities during the three months ended June 30, 2013. This change was primarily attributable to an increase in working capital of $3.5 million, primarily driven by a decreased change in accrued employee compensation by $5.2 million and reversal of the contingent consideration of $1.8 million. These were partially offset by an increase in net income of $1.5 million, an increased change in long-term assets and liabilities of $0.3 million, depreciation and share based compensation of $1.8 million and an increased change in excess tax benefits from stock option exercises of $0.3 million.

Investing activities

Net cash used in investing activities was $4.8 million during the three months ended June 30, 2014 as compared to $4.5 million during the three months ended June 30, 2013. The change was primarily due to the net increases in the proceeds of investments of $2.6 million and an increase in the purchase of property and equipment of $2.8 million, which includes the acquisition of certain intellectual property rights for $1.1 million during the three months ended June 30, 2014.

Financing activities

Net cash provided by financing activities was $1.5 million during the three months ended June 30, 2014 as compared to cash used in financing activities of $3.1 million during the three months ended June 30, 2013. The decrease in cash provided is primarily due to a decrease in excess tax benefits from the stock options exercises of $0.3 million, a decrease in proceeds from the exercise of common stock options of $0.8 million and cash used in the payment of contingent consideration related to the OSB acquisition of $0.4 million.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have a foreign currency cash flow hedging program designed to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Quantitative and Qualitative Disclosures about Market Risk.” The program contemplates a partially hedged position of the Indian rupee for a rolling twelve-quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling against the U.S. dollar, and multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11 “Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which is part of Accounting Standards Codification (“ASC”) 740: Income Taxes. The new guidance requires an entity to present an unrecognized tax benefit and an NOL carryforward, a similar tax loss, or a tax credit carryforward on a net basis as part of a deferred tax asset, unless the unrecognized tax benefit is not available to reduce the deferred tax asset component or would not be utilized for that purpose, then a liability would be recognized. The updated accounting guidance is effective for fiscal years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the three months ended June 30, 2014 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at June 30, 2014 was $109.3 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee and weaker U.K. pound sterling exchange rates, for example, they not only reduce the negative impact of a stronger Indian rupee and U.K. pound sterling but also reduce the positive impact of a weaker Indian rupee and stronger U.K. pound sterling on our Indian rupee expenses and U.K. pound sterling denominated revenue. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

Historically, the U.K. pound sterling has been volatile leading to an unpredictable impact on our revenue generated, and costs of revenue incurred, in U.K. pound sterling. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling. The derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.

Interest Rate Risk

We had no debt outstanding at June 30, 2014 under our $25.0 million secured revolving credit facility. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At June 30, 2014, we had $194.8 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the Securities and Exchange Commission, on May 23, 2014 (the “Annual Report”), which could materially affect our business, financial condition or future results. During the quarterly periods covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended June 30, 2014, we withheld an aggregate of 78,357 shares of restricted stock at a price of $34.05 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description

10.1+*		Second Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2014.

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on August 5, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2014 (Unaudited) and March 31, 2014
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

+                                         Indicates a management contract or compensation plan, contract or arrangement

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

Virtusa Corporation
Date: August 5, 2014	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2014	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1+*		Second Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2014.

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101§

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as filed with the SEC on August 5, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2014 (Unaudited) and March 31, 2013
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and June 30, 2013 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

+                                         Indicates a management contract or compensation plan, contract or arrangement

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