Form 10-Q
period 2014-09-30
VIRTUSA CORP
filed 2014-10-31
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 27, 2014:

Class	Number of Shares
Common Stock, par value $.01 per share	29,497,170

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	March 31, 2014
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$93,967	$82,761
Short-term investments	67,581	55,888
Accounts receivable, net of allowance of $901 and $1,130 at September 30, 2014 and March 31, 2014, respectively	69,645	64,662
Unbilled accounts receivable	23,759	26,548
Prepaid expenses	12,667	9,036
Deferred income taxes	5,938	6,610
Restricted cash	2,553	2,662
Other current assets	12,326	11,922
Total current assets	288,436	260,089
Property and equipment, net of accumulated depreciation of $34,196 and $30,625 at September 30, 2014 and March 31, 2014, respectively	35,320	35,346
Long-term investments	53,607	62,015
Deferred income taxes	4,090	4,651
Goodwill	52,130	53,448
Intangible assets, net	25,218	28,661
Other long-term assets	5,602	5,215
Total assets	$464,403	$449,425
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,080	$11,002
Accrued employee compensation and benefits	23,727	27,175
Accrued expenses and other current liabilities	25,834	27,299
Income taxes payable	1,957	1,294
Total current liabilities	60,598	66,770
Deferred income taxes	2,460	2,744
Long-term liabilities	5,362	5,841
Total liabilities	68,420	75,355
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2014 and March 31, 2014; zero shares issued and outstanding at September 30, 2014 and March 31, 2014	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2014 and March 31, 2014; issued 30,665,574 and 30,263,243 shares at September 30, 2014 and March 31, 2014, respectively; outstanding 28,808,871 and 28,406,540 shares at September 30, 2014 and March 31, 2014, respectively	307	303
Treasury stock, 1,856,703 common shares, at cost, at September 30, 2014 and March 31, 2014, respectively	(9,652)	(9,652)
Additional paid-in capital	275,310	269,511
Retained earnings	160,739	141,622
Accumulated other comprehensive loss	(30,721)	(27,714)
Total stockholders’ equity	395,983	374,070
Total liabilities, undesignated preferred stock and stockholders’ equity	$464,403	$449,425

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenue	$117,700	$94,301	229,974	$184,790
Costs of revenue	74,968	60,503	147,557	118,305
Gross profit	42,732	33,798	82,417	66,485
Operating expenses:
Selling, general and administrative expenses	30,491	24,022	58,946	47,780
Income from operations	12,241	9,776	23,471	18,705
Other income (expense):
Interest income	1,230	846	2,389	1,602
Foreign currency transaction gains (losses)	85	(959)	(69)	(573)
Other, net	(58)	218	(68)	212
Total other income	1,257	105	2,252	1,241
Income before income tax expense	13,498	9,881	25,723	19,946
Income tax expense	3,384	2,403	6,606	4,946
Net income	$10,114	$7,478	$19,117	$15,000
Net income per share of common stock:
Basic	$0.35	$0.29	$0.67	$0.59
Diluted	$0.34	$0.28	$0.65	$0.57

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013

Net income	$10,114	$7,478	$19,117	$15,000
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,249)	$(2,683)	$(5,450)	$(10,928)
Pension plan adjustment	26	67	13	143
Unrealized (loss) gain on available-for-sale securities, net of tax	(91)	21	(41)	3
Unrealized gain (loss) on effective cash flow hedges, net of tax	1,810	(4,382)	2,471	(9,292)
Other comprehensive income (loss)	$(3,504)	$(6,977)	$(3,007)	$(20,074)
Comprehensive income (loss)	$6,610	$501	$16,110	$(5,074)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended September 30,
(In thousands)	2014	2013
Cash flows from operating activities:
Net income	$19,117	$15,000
Adjustments to reconcile net income to net cash used in provided by operating activities:
Depreciation and amortization	7,151	5,153
Share-based compensation expense	4,931	3,530
Reversal of contingent consideration	(1,833)	—
Provision for doubtful accounts	(175)	639
Loss on sale of property and equipment	42	19
Deferred income taxes	122	—
Foreign currency losses, net	69	573
Amortization of discounts and premiums on investments	636	—
Excess tax benefits from stock option exercises	(2,837)	(1,783)
Net change in operating assets and liabilities:
Accounts receivable	(3,422)	2,920
Prepaid expenses and other current assets	(927)	(1,563)
Other long-term assets	(386)	(317)
Accounts payable	(887)	(2,332)
Accrued employee compensation and benefits	(6,577)	(663)
Accrued expenses and other current liabilities	2,834	(2,826)
Income taxes payable	824	3,680
Other long-term liabilities	539	(125)
Net cash provided by operating activities	19,221	21,905
Cash flows from investing activities:
Proceeds from sale of property and equipment	26	56
Purchase of short-term investments	(2,515)	(9,104)
Proceeds from sale or maturity of short-term investments	10,797	2,893
Purchase of long-term investments	(15,005)	(4,886)
Proceeds from sale or maturity of long-term investments	2,000	600
(Increase) decrease in restricted cash	(15)	322
Purchase of property and equipment	(6,393)	(3,487)
Net cash used in investing activities	(11,105)	(13,606)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,650	1,675
Payment of contingent consideration related to acquisitions	(441)	—
Principal payments on capital lease obligation	(22)	(9)
Excess tax benefits from stock option exercises	2,837	1,783
Net cash provided by financing activities	4,024	3,449
Effect of exchange rate changes on cash and cash equivalents	(934)	(4,008)
Net increase in cash and cash equivalents	11,206	7,740
Cash and cash equivalents, beginning of period	82,761	57,199
Cash and cash equivalents, end of period	$93,967	$64,939

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses a global delivery model to provide a broad range of information technology, or IT, services, including IT consulting, technology implementation and application outsourcing. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Sweden, Germany and Austria and global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore center in the United States.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

At September 30, 2014 and March 31, 2014, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Numerators:
Net income	$10,114	$7,478	$19,117	$15,000
Denominators:
Weighted average common shares outstanding	28,695,642	25,553,237	28,586,223	25,423,169
Dilutive effect of employee stock options and unvested restricted stock	720,156	741,771	797,595	791,640
Dilutive effect of stock appreciation rights	8,569	14,390	9,006	15,430
Weighted average shares-diluted	29,424,367	26,309,398	29,392,824	26,230,239
Net income per share-basic	$0.35	$0.29	$0.67	$0.59
Net income per share-diluted	$0.34	$0.28	$0.65	$0.57

During the three and six months ended September 30, 2014, options to purchase 22,471 and 47,849 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended September 30, 2013, options to purchase 26,204 and 71,795 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At September 30, 2014 and March 31, 2014, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at September 30, 2014:

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$35,831	$6	$(27)	$35,810
Non-current	40,731	2	(91)	40,642
Auction-rate securities:
Non-current	300	—	(11)	289
Agency and short-term notes:
Current	1,420	1	—	1,421
Non-current	12,484	1	(9)	12,476
Commercial paper:
Current	—	—	—	—
Municipal bonds:
Non-current	200	—	—	200
Time deposits:
Current	30,350	—	—	30,350
Total available-for-sale securities	$121,316	$10	$(138)	$121,188

The following is a summary of investment securities at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$20,255	$9	$(8)	$20,256
Non-current	50,264	5	(70)	50,199
Auction-rate securities:
Non-current	300	—	(12)	288
Agency and short-term notes:
Current	561	—	—	561
Non-current	11,341	1	(14)	11,328
Commercial paper:
Current	5,497	—	—	5,497
Municipal bonds:
Non-current	200	—	—	200
Time deposits:
Current	29,574	—	—	29,574
Total available-for-sale securities	$117,992	$15	$(104)	$117,903

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2014 and March 31, 2014 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$67,581	$—	$67,581
Available-for-sales securities—non-current	—	53,318	289	53,607
Foreign currency derivative contracts	—	1,794	—	1,794
Total assets	$—	$122,693	$289	$122,982
Liabilities:
Foreign currency derivative contracts	$—	$3,835	$—	$3,835
Contingent consideration	—	—	4,403	4,403
Total liabilities	$—	$3,835	$4,403	$8,238

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets at September 30, 2014:

Level 3 Assets
Balance at April 1, 2014	$288
Total unrealized gains:
Included in accumulated other comprehensive income	1
Balance at September 30, 2014	$289

The Company determines the fair value of the contingent consideration related to the Company’s acquisition on November 1, 2013 of OSB Consulting LLC (“OSB”) and on January 2, 2014 of TradeTech Consulting Scandinavia AB (“TradeTech”) based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability. See Note 7 of the notes to our financial statements included herein for a description of OSB and TradeTech acquisitions and related contingent consideration targets. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at September 30, 2014.

Level 3 Liabilities
Balance at April 1, 2014	$5,925
Payment of OSB contingent consideration (See Note 7)	(500)
Reversal of the TradeTech earn-out recognized in earnings (See Note 7)	(1,833)
Increase of the OSB earn-out recognized in earnings (See Note 7)	861
Cumulative foreign currency translation adjustments	(50)
Balance at September 30, 2014	$4,403

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee, Euro, Swedish krona and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 36 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30 day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on the U.K. pound sterling and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the six month periods ended September 30, 2014 and 2013.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $113,334 and $102,801, at September 30, 2014 and March 31, 2014, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $1,259 at September 30, 2014. At September 30, 2014, the maximum outstanding term of any derivative instrument was 33 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2014 and March 31, 2014:

Derivatives designated as hedging instruments

	September 30, 2014	March 31, 2014
Foreign currency exchange contracts:
Other current assets	$1,174	$398
Other long-term assets	$620	$586
Accrued expenses and other current liabilities	$2,433	$3,925
Long-term liabilities	$1,402	$2,449

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2014 and 2013:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended September 30,		Six months ended September 30,
Hedging Relationships	2014	2013	2014	2013
Foreign currency exchange contracts	$1,072	$(8,579)	$1,514	$(16,965)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended September 30,		Six months ended September 30,
Portion)	2014	2013	2014	2013
Costs of revenue	$(771)	$(1,463)	$(1,165)	$(2,057)
Operating expenses	$(427)	$(905)	$(670)	$(1,290)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended September 30,		Six months ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2014	2013	2014	2013
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$166	$(1,845)	$(83)	$(3,454)
	Revenue	$284	$(379)	$136	$(480)
	Costs of revenue	$(129)	$130	$(80)	$184
	Selling, general and administrative expenses	$(23)	$17	$(14)	$21

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

The purchase price was $6,840 in cash. Ten percent of the purchase price is subject to a hold back by the Company for a period of 12 months as security for the sellers’ indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $6,000 in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. At March 31, 2014, the Company determined that OSB had met 100% of the performance targets for the five months ending March 31, 2014.  During the six months ended September 30, 2014, the Company paid the $500 earn-out consideration to OSB. The fair value of the remaining contingent consideration at September 30, 2014 is $4,403.  The change in fair value of $861 was recorded as a change to selling, general and administration expenses in the six months ended September 30, 2014.

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

Under the terms of the Share Purchase Agreement, Virtusa BV acquired all the outstanding shares of TradeTech for $19,087 in cash, reflective of a working capital adjustment as part of the Share Purchase Agreement, subject to adjustment after the closing by up to $4,080 of potential earn-out consideration contingent upon TradeTech Group’s achievement of certain revenue and EBITA targets for the 12-month period ending December 31, 2014. At June 30, 2014, the Company determined that the earn-out consideration targets would not be achieved for the 12-month period ending December 31, 2014, resulting in a reduction in fair value of $1,833 for the six months ended September 30, 2014.  At September 30, 2014, there is no liability recorded. The reduction of the entire fair value of the earn-out consideration of $1,833 was recorded as a reduction to selling, general and administration expenses in the six-month period ended September 30, 2014.  Under the terms of the Share Purchase Agreement, 12.5% of the purchase price was also held back and placed into escrow by the Company for a period of 12 months as security for the indemnification obligations of the TradeTech Shareholders. The Company also agreed to issue an aggregate of up to $2,000 in deferred restricted stock awards from the Company’s stock option and incentive plan, not to exceed an aggregate of 65,000 shares, to certain of these new TradeTech Group employees. The shares will be recognized as compensation cost over the requisite employee service period. The shares will vest annually over a five year period.

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one reportable segment at September 30, 2014. The following are details of the changes in goodwill balance at September 30, 2014:

Amount
Balance at April 1, 2014	$53,448
Cumulative foreign currency translation adjustments	(1,318)
Balance at September 30, 2014	$52,130

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The acquisition costs and goodwill balance deductible for the Company’s business acquisitions for tax purposes are $41,834. The acquisition costs and goodwill balance not deductible for tax purposes are $11,688 and relate to the Company’s TradeTech acquisition.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2014 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write -downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at September 30, 2014.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$35,415	$10,581	$24,834
Partner relationships	6.5	700	544	156
Trademark	1.0	68	50	18
Backlog	1.0	1,355	1,145	210
	9.0	$37,538	$12,320	$25,218

(9) Income Taxes

The Company’s effective tax rate was 25.1% and 25.7% for the three and six months ended September 30, 2014, as compared to an effective tax rate of 24.3% and 24.8% for the three and six months ended September 30, 2013. The increase in the effective tax rate for three months ended September 30, 2014 was primarily due to geographical income distribution and expiration of certain holiday benefits in India.  This was partially offset by new tax benefits generated from special economic zone (“SEZ”) tax holiday incentives located in Bangalore and Pune, India.  The increase in the effective tax rate in the six months ended September 30, 2014 was primarily due to geographical income distribution and expiration of certain tax benefits in India. This was partially offset by a tax benefit associated with the reduction in fair value of $1.8 million in the six month period ended September 30, 2014 related to the determination that Trade Tech would not achieve its performance targets for earn-out consideration.

One of the Company’s Indian subsidiaries, Virtusa (India) Private Limited, merged with Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”), is an export oriented company. The Indian Income Tax Act of 1961 entitles taxpayers to claim tax exemption for a period of ten consecutive years for each Software Technology Park (“STP”) that it operates.  Virtusa India operates two STPs, one in Chennai and one in Hyderabad, India. The STP tax holiday in Hyderabad, India expired on March 31, 2010 and the STP tax holiday in Chennai, India expired on March 31, 2011. For the three and six months ended September 30, 2014 and 2013, all profits in the STPs in Hyderabad and Chennai, India were fully taxable at the Indian statutory tax rate of 34.0%. In anticipation of, and to mitigate the impact of, the phase-out of the STP tax holidays in Hyderabad and Chennai, India, the Company located new Indian operations in areas designated as an SEZ under the SEZ Act of 2005 through two operating subsidiaries, Virtusa Software Services Private Limited and Virtusa Consulting Services Private Limited. In the fiscal year ended March 31, 2014, the Company leased a facility in SEZ designated locations in Bangalore and Pune, India, each of which is eligible for tax holiday benefits that began in the fiscal year ended March 31, 2014.The Company’s profits from these SEZ operations are eligible for certain additional income tax exemptions for a period of up to 15 years based on export income.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12 year income tax holiday arrangement that is set to expire on March 31, 2019 and which required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2014. During the fiscal year ended March 31, 2014, the Company believes it fulfilled its hiring and investment commitments and is eligible for the tax holiday benefits through March 2019. The current agreement provides income tax exemption for all export business income. The Company has submitted the required support to the Sri Lanka Board of Investment and is awaiting confirmation. At September 30, 2014, the Company believes it is eligible for the entire 12 year tax holiday.

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

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2014 and March 31, 2014, the total liability for unrecognized tax benefits was $388 and $410, respectively, all of which would negatively impact the Company’s annual effective tax rate, if realized. Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the six months ended September 30, 2014 and September 30, 2013, the unrecognized tax benefits decreased by $22 and $3,884, respectively. The decrease in unrecognized tax benefits in the six month period ending September 30, 2014 was predominantly due to a cash settlement with tax authorities, partially offset by increases for incremental interest accrued on existing uncertain tax positions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. Recently, the Internal Revenue Service (“IRS”) conducted a routine audit of the Company’s fiscal years 2008 to 2011, pursuant to which the IRS made certain assessments. In connection with the audit, during the fourth quarter of fiscal year 2013, the Company executed a settlement arrangement with the IRS for all periods under audit to close out the audit. The Company had fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at September 30, 2014.

The Company’s U.S. tax return for the fiscal year ended March 31, 2012 was recently audited by the IRS pursuant to which the IRS made certain assessments.  During the three months ended June 30, 2014, the Company executed a settlement agreement with the IRS for the fiscal year ended March 31, 2012.   The Company has fully accrued for all such assessments and the settlement impact on the Company’s financial statements is properly reflected at September 30, 2014.  In addition, tax returns for various years are under examination by tax authorities of foreign jurisdictions. Currently, several issues are at various levels of appeal with the Indian and Sri Lankan tax authorities. While it is difficult to predict the final outcome, the Company believes its reserves represent the most likely outcome and continues to evaluate all tax return positions.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At September 30, 2014, the Company had $175.9 million of unremitted earnings from foreign subsidiaries and approximately $85.4 million of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Client revenue:
North America	$75,985	$67,740	$149,448	$135,006
Europe	34,586	21,484	66,484	39,823
Rest of world	7,129	5,077	14,042	9,961
Consolidated revenue	$117,700	$94,301	$229,974	$184,790

	September 30, 2014	March 31, 2014
Long-lived assets, net of accumulated depreciation and amortization:
United States	$60,205	$61,562
Asia	30,970	32,235
Europe	21,493	23,658
Consolidated long-lived assets, net	$112,668	$117,455

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Customer 1	12.6%	12.6%	12.8%	11.9%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(11) Debt

On December 31, 2013, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”). The credit agreement amended and restated the Company’s $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company’s foreign currency hedging programs. The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company’s ratio of indebtedness to Adjusted EBITDA. Based on this ratio, the interest rate at December 31, 2013 under the credit facility was 1.6875%. The term of the credit facility is five years, ending December 31, 2018. This facility replaced the Company’s prior $3,000 line of credit with JPM. At September 30, 2014, there were no borrowings outstanding under the credit facility.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the six months ended September 30, 2014, $11,271 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2014. No amounts were outstanding under the financing agreement at September 30, 2014.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Components of net periodic pension cost
Service cost	$135	$128	$271	$268
Interest cost	59	50	118	104
Expected return on plan assets	(54)	(51)	(108)	(106)
Amortization past service cost	2	2	5	5
Amortization of actuarial loss	24	22	48	45
Net periodic pension cost	$166	$151	334	$316

The Company expects to contribute approximately $508 in cash to the pension plans during the fiscal year ending March 31, 2015. The Company made cash contributions of $333 to the plans during the six months ended September 30, 2014.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(13) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended September 30, 2014 and 2013:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Investment securities
Beginning balance	$(4)	$(21)	$(54)	$(3)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0 for all periods	(91)	21	(41)	(3)
Reclassifications from OCI to other income — net of tax of $0 for all periods		—		6
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	(91)	21	(41)	3

Closing Balance	$(95)	$—	$(95)	$—

Currency Translation Adjustments
Beginning balance	$(23,454)	$(25,163)	$(23,253)	$(16,918)
OCI before reclassifications	(5,249)	(2,683)	(5,450)	(10,928)

Closing Balance	$(28,703)	$(27,846)	$(28,703)	$(27,846)

Cash Flow Hedges
Beginning balance	$(3,168)	$(5,923)	$(3,829)	$(1,013)
OCI before reclassifications net of tax of $105, $(2,647), $361 and $(5,503)	967	(5,932)	1,153	(11,462)
Reclassifications from OCI to
- Costs of revenue, net of tax of $228, $505, $329 and $724	543	958	836	1,333
- Selling, general and administrative expenses, net of tax of $127, $313, $188 and $454	300	592	482	837
Comprehensive income (loss) on cash flow hedges, net of tax of $460, $(1829), $878 and $(4,326)	1,810	(4,382)	2,471	(9,292)

Closing Balance	$(1,358)	$(10,305)	$(1,358)	$(10,305)

Benefit plans
Beginning balance	$(591)	$(704)	$(578)	$(780)
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2	4	4
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	1	1	2

Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	14	17	29	35
- Selling, general and administrative expenses, net of tax of $0 for all periods	10	5	19	10
Other adjustments		42	(40)	92
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	26	67	13	143

Closing Balance	$(565)	$(637)	$(565)	$(637)
Accumulated other comprehensive income (loss) at September 30, 2013	$(30,721)	$(38,788)	$(30,721)	$(38,788)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(14) Subsequent Events

On October 16, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £7,378 (approximately $11,729) and will expire on various dates through December 31, 2014. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.59.

On October 16, 2014, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Swedish krona (“SEK”) against the U.S. dollar. The contracts have an aggregate notional amount of approximately SEK 6,007 (approximately $847) and will expire on various dates during the period ending December 31, 2014. The weighted average U.S. dollar settlement rate associated with these contracts is approximately $0.14.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements, as well as the impact of any acquisitions. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Sweden and Austria, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore delivery center in the United States. At September 30, 2014, we had 8,627 employees, or team members.

In the three months ended September 30, 2014, our revenue increased by 25% to $117.7 million, compared to $94.3 million in the three months ended September 30, 2013. In the six months ended September 30, 2014, our revenue increased by 24% to $230.0 million, compared to $184.8 million in the six months ended September 30, 2013.

In the three months ended September 30, 2014, net income increased by 35% to $10.1 million, as compared to $7.5 million in the three months ended September 30, 2013. Net income increased by 27% to $19.1 million in the six months ended September 30, 2014, as compared to $15.0 million in the six months ended September 30, 2013.

The increase in revenue for the three and six months ended September 30, 2014, as compared to the three and six months ended September 30, 2013, primarily resulted from:

•                  Broad based revenue growth among our clients existing at September 30, 2013, particularly among our non-top ten clients collectively

•                  Broad based revenue growth within our banking, financial services and insurance (“BFSI”) and communication and technology (“C&T”) industry groups

•                  Broad based growth in all geographies, led by Europe and North America

•                  Revenue generated from clients acquired by us in the acquisition of OSB Consulting LLC (“OSB”) on November 1, 2013 and TradeTech Consulting Scandinavia AB and its subsidiaries (“TradeTech”) on January 2, 2014

The key drivers of the increase in our net income for the three and six months ended September 30, 2014, as compared to the three and six months ended September 30, 2013, were as follows:

•                  Higher revenue contribution from existing clients, as well as clients from our OSB and TradeTech acquisitions

•                  Increase in gross profit, which also reflects lower costs due to the depreciation of the Indian rupee, partially offset by higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth, and acquisition amortization

•                  Further offset by increased income tax expense related to higher taxable profits

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2014 and 2013, 87% and 90%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the six months ended September 30, 2014 and 2013, 86% and 91%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended September 30, 2014, our application outsourcing and consulting revenue represented 55% and 45%, respectively, of our total revenue as compared to 55% and 45%, respectively, for the three months ended September 30, 2013.  For the six months ended September 30, 2014, our application outsourcing and consulting revenue represented 55% and 45%, respectively, of our total revenue as compared to 56% and 44%, respectively, for the six months ended September 30, 2013.

In the three months ended September 30, 2014, our European revenue increased by 61%, or $13.1 million, to $34.6 million, or 29% of total revenue, from $21.5 million, or 23% of total revenue in the three months ended September 30, 2013. In the six months ended September 30, 2014, our European revenue increased by 67%, or $26.7 million, to $66.5 million, or 29% of total revenue, from $39.8 million, or 22% of total revenue in the three months ended September 30, 2013.The increase in revenue for the three and six months ended September 30, 2014 is primarily due to the broad-based revenue growth in Europe, particularly from our largest European client, as well as clients acquired in our TradeTech acquisition.

Our gross profit increased by $8.9 million to $42.7 million for the three months ended September 30, 2014, as compared to $33.8 million in the three months ended September 30, 2013. Our gross profit increased by $15.9 million to $82.4 million for the six months ended September 30, 2014 as compared to $66.5 million in the six months ended September 30, 2013.The increase in gross profit during the three and six months ended September 30, 2014, as compared to the three and six months ended September 30, 2013, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals. As a percentage of revenue, gross margin was 36.3% and 35.8% in the three months ended September 30, 2014 and 2013, respectively. During the six months ended September 30, 2014 and 2013, gross margin, as a percentage of revenue, was 35.8% and 36.0%, respectively. The increase in gross margin for the three months ended September 30, 2014 was primarily due to lower onsite effort, as well as depreciation in the Indian rupee partially offset by increased compensation costs related to an increase in the number of IT professionals and higher subcontractor costs for the three months ended September 30, 2014. The decrease in gross margin for the six months ended September 30, 2014 was primarily due to increased compensation costs related to an increase in the number of IT professionals and higher subcontractor costs partially offset by depreciation in the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 38% and 27% of total revenue, and revenue from time-and-materials contracts represented 62% and 73% of total revenue for the three months ended September 30, 2014 and 2013, respectively. Revenue from fixed-price contracts represented 37% and 24% of total revenue and revenue from time-and-materials contracts represented 63% and 76% for the six months ended September 30, 2014 and 2013, respectively. The increase in revenue earned from fixed-price contracts in the three and six months ended September 30, 2014 primarily reflects our client preferences.

From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions. We believe we can fund future acquisitions with our internally available cash, cash equivalents and marketable securities, and cash generated from operations, or through debt or equity financings, although we cannot assure you that any such additional financing will be available at terms favorable to us, or at all.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2014, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 19.3%. Our attrition rate at September 30, 2014 reflects a slightly higher rate of voluntary attrition as compared to the corresponding prior year period and is slightly above our long-term goal. Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and U.K. pound sterling, the Swedish krona against the U.S. dollar and the U.K. pound sterling against the U.S. dollar, to reduce the effect of change in these foreign currency exchange rates on our foreign operations, when consolidated into U.S. dollars and intercompany balances. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee, U.K. pound sterling and the Swedish krona exchange rates, they not only reduce the negative impact of a stronger Indian rupee, weaker U.K. pound sterling and weaker Swedish krona, but also could reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses or reduce the impact of a stronger U.K. pound sterling or stronger Swedish krona on our U.K. pound sterling and Swedish krona denominated revenues. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

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

Results of operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following table presents an overview of our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		$	%
(dollars in thousands)	2014	2013	Change	Change
Revenue	$117,700	$94,301	$23,399	24.8%
Costs of revenue	74,968	60,503	14,465	23.9%
Gross profit	42,732	33,798	8,934	26.4%
Operating expenses	30,491	24,022	6,469	26.9%
Income from operations	12,241	9,776	2,465	25.2%
Other income (expense)	1,257	105	1,152	1,097.1%
Income before income tax expense	13,498	9,881	3,617	36.6%
Income tax expense	3,384	2,403	981	40.8%
Net income	$10,114	$7,478	$2,636	35.3%

Revenue

Revenue increased by 24.8%, or $23.4 million, from $94.3 million during the three months ended September 30, 2013 to $117.7 million in the three months ended September 30, 2014. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2013, particularly among our non-top ten clients collectively, revenue generated from clients acquired in the acquisition of OSB and TradeTech and broad based revenue growth within our BFSI and C&T industry groups. Revenue from North American clients in the three months ended September 30, 2014 increased by $8.2 million, or 12.2%, as compared to the three months ended September 30, 2013, due to broad based revenue growth, particularly in our financial services and C&T industry groups and clients acquired in the last twelve months. Revenue from European clients increased by $13.1 million, or 61.0%, as compared to the three months ended September 30, 2013, primarily due to broad-based growth in Europe, particularly our largest European client, as well as clients acquired in our TradeTech acquisition. We had 111 active clients at September 30, 2014, as compared to 95 active clients at September 30, 2013.

Costs of revenue

Costs of revenue increased from $60.5 million in the three months ended September 30, 2013 to $75.0 million in the three months ended September 30, 2014, an increase of $14.5 million, or 23.9% which reflects a benefit of $0.8 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $10.2 million, including higher onsite costs related to the composition of resources required for onsite work. The increased costs of revenue are also due to an increase in subcontractor costs of $3.7 million and an increase in travel expenses of $0.7 million. At September 30, 2014, we had 7,722 IT professionals as compared to 6,459 at September 30, 2013.

As a percentage of revenue, cost of revenue decreased from 64.2% for the three months ended September 30, 2013 to 63.7% for three months ended September 30, 2014.

Gross profit

Our gross profit increased by $8.9 million, or 26.4%, to $42.7 million for the three months ended September 30, 2014, as compared to $33.8 million for the three months ended September 30, 2013, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals and subcontractor costs. As a percentage of revenue, our gross profit was 36.3% and 35.8% in the three months ended September 30, 2014 and 2013, respectively.

Operating expenses

Operating expenses increased from $24.0 million in the three months ended September 30, 2013 to $30.5 million in the three months ended September 30, 2014, an increase of $6.5 million, or 26.9%, which reflects a benefit of $0.4 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $3.7 million in compensation related expenses, $2.1 million in facilities expenses and an increase of $0.6 million in travel expenses. As a percentage of revenue, our operating expenses increased to 25.9% in the three months ended September 30, 2014 as compared to 25.5% in the three months ended September 30, 2013.

Income from operations

Income from operations increased by 25.2%, from $9.8 million in the three months ended September 30, 2013 to $12.2 million in the three months ended September 30, 2014. As a percentage of revenue, income from operations remained unchanged at 10.4% in three months ended September 30, 2013 and September 30, 2014.

Other income (expense)

Other income (expense) increased from $0.1 million in the three months ended September 30, 2013 to $1.3 million in the three months ended September 30, 2014 primarily due to foreign currency transaction gains.

Income tax expense

Income tax expense increased by $1.0 million, from $2.4 million in the three months ended September 30, 2013 to $3.4 million in the three months ended September 30, 2014. Our effective tax rate increased from 24.3% for the three months ended September 30, 2013 to 25.1% for the three months ended September 30, 2014. The increase in the effective tax rate was primarily due to the geographic mix of profit and an additional tax expense incurred due to increased executive compensation expense not being subject to deduction, partially offset by tax benefits generated from new Special Economic Zone (“SEZ”) tax holiday incentives in India.

Net income

Net income increased by 35.3%, from $7.5 million in the three months ended September 30, 2013 to $10.1 million in the three months ended September 30, 2014 due primarily to higher gross profits.

Six months ended September 30, 2014 compared to the six months ended September 30, 2013

The following table presents an overview of our results of operations for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,		$	%
(dollars in thousands)	2014	2013	Change	Change
Revenue	$229,974	$184,790	$45,184	24.5%
Costs of revenue	147,557	118,305	29,252	24.7%
Gross profit	82,417	66,485	15,932	24.0%
Operating expenses	58,946	47,780	11,166	23.4%
Income from operations	23,471	18,705	4,766	25.5%
Other income (expense)	2,252	1,241	1,011	81.5%
Income before income tax expense	25,723	19,946	5,777	29.0%
Income tax expense	6,606	4,946	1,660	33.6%
Net income	$19,117	$15,000	$4,117	27.4%

Revenue

Revenue increased by 24.5%, or $45.2 million, from $184.8 million during the six months ended September 30, 2013 to $230.0 million in the six months ended September 30, 2014. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2013, particularly among our non-top ten clients collectively, revenue generated from clients acquired in the acquisition of OSB and TradeTech and broad based revenue growth within our BFSI and C&T industry groups. Revenue from North American clients in the six months ended September 30, 2014 increased by $14.4 million, or 10.7%, as compared to the six months ended September 30, 2013, due to broad based revenue growth, particularly in our financial services and C&T industry groups and clients acquired in the last twelve months. Revenue from European clients increased by $26.7 million, or 66.9%, as compared to the six months ended September 30, 2013, primarily due to the broad-based growth in Europe, particularly our largest European client, as well as clients acquired in our TradeTech acquisition. We had 111 active clients at September 30, 2014, as compared to 95 active clients at September 30, 2013.

Costs of revenue

Costs of revenue increased from $118.3 million in the six months ended September 30, 2013 to $147.6 million in the six months ended September 30, 2014, an increase of $29.3 million, or 24.7%, which reflects a benefit of $2.1 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $20.0 million, including higher onsite costs related to the composition of resources required for onsite work. The increased costs of revenue are also due to an increase of $2.2 million in travel expenses and an increase in subcontractor costs of $6.7 million. At September 30, 2014, we had 7,722 IT professionals as compared to 6,459 at September 30, 2013.

As a percentage of revenue, cost of revenue increased from 64.0% for the six months ended September 30, 2013 to 64.2% for six months ended September 30, 2014.

Gross profit

Our gross profit increased by $15.9 million, or 24.0%, to $82.4 million for the six months ended September 30, 2014, as compared to $66.5 million for the six months ended September 30, 2013, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, subcontractor costs and immigration related costs. As a percentage of revenue, our gross profit was 35.8% and 36.0% in the six months ended September 30, 2014 and 2013, respectively.

Operating expenses

Operating expenses increased from $47.8 million in the six months ended September 30, 2013 to $58.9 million in the six months ended September 30, 2014, an increase of $11.2 million, or 23.4%, which reflects a benefit of $1.1 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $7.1 million in compensation related expenses, $3.6 million in facilities expenses, $0.4 million increase in professional service expenses and an increase of $1.4 million in travel expenses, partially offset by a $1.0 million net decrease in earn-out consideration.  The $1.0 million net decrease in earn-out consideration was a result of a $1.8 million decrease in earn-out consideration related to the TradeTech acquisition offset by an increase of approximately $0.8 million in earn-out consideration related to the OSB acquisition. As a percentage of revenue, our operating expenses decreased to 25.6% in the six months ended September 30, 2014 as compared to 25.9% in the six months ended September 30, 2013.

Income from operations

Income from operations increased by 25.5%, from $18.7 million in the six months ended September 30, 2013 to $23.5 million in the six months ended September 30, 2014. As a percentage of revenue, income from operations increased from 10.1% in the six months ended September 30, 2013 to 10.2% in the six months ended September 30, 2014, primarily due to higher gross profit.

Other income (expense)

Other income (expense) increased from $1.2 million in the six months ended September 30, 2013 to $2.3 million in the six months ended September 30, 2014 primarily due to foreign currency transaction gains and increase in the interest income.

Income tax expense

Income tax expense increased by $1.7 million, from $4.9 million in the six months ended September 30, 2013 to $6.6 million in the six months ended September 30, 2014. Our effective tax rate increased from 24.8% for the six months ended September 30, 2013 to 25.7% for the six months ended September 30, 2014. The increase in the effective tax rate was primarily due to the geographic mix of profit and additional tax expense incurred due to increased executive compensation expense not being eligible for tax deduction.  The increase is partially offset by new tax benefits realized in certain SEZ operations in India and a reduction of earn-out accrual recorded in connection with the acquisition of Trade Tech for which no tax expense is recorded.

Net income

Net income increased by 27.4%, from $15.0 million in the six months ended September 30, 2013 to $19.1 million in the six months ended September 30, 2014 due primarily to higher operating profits.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities.

On December 31, 2013, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”) expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. At September 30, 2014, there were no borrowings outstanding under the credit facility (see Note 11 to the notes to our consolidated financial statements included in this Quarterly Report).

At September 30, 2014, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2014, we sold $11.3 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2014. No amounts were due under the financing agreement at September 30, 2014, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

In connection with the OSB acquisition, the purchase price was subject to adjustment after the closing for up to an additional $6.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the five months ended March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. At March 31, 2014, the Company determined that OSB had met 100% of the performance targets for the five months ended March 31, 2014 and $500 earn-out consideration was paid as of September 30, 2014. The fair value of the remaining contingent consideration at September 30, 2014 is $4,403.

In connection with the TradeTech acquisition, the purchase price was subject to adjustment after the closing for up to an additional $4.1 million in earn-out consideration based on the achievement of certain revenue and EBITA targets for the twelve-month period ending December 31, 2014.  At September 30, 2014, no earn-out consideration is expected to be paid.

In connection with the OSB acquisition on November 1, 2013 and the TradeTech acquisition on January 1, 2014, 10% or $684 and 12.5% or $2,444 of the purchase price respectively, was held back and placed into escrow for a period of 12 months from the acquisition date as security for indemnification obligations. In connection with the TradeTech acquisition, a working capital adjustment of $468 was released to us from escrow pursuant to the Share Purchase Agreement.  At September 30, 2014, the TradeTech holdback was $1,822 inclusive of a foreign currency translation adjustment of $154.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$19,221	$21,905
Net cash used for investing activities	(11,105)	(13,606)
Net cash provided by financing activities	4,024	3,449
Effect of exchange rate changes on cash	(934)	(4,008)
Net increase in cash and cash equivalents	11,206	7,740
Cash and cash equivalents, beginning of period	82,761	57,199
Cash and cash equivalents, end of period	$93,967	$64,939

Operating activities

Net cash provided by operating activities was $19.2 million during the six months ended September 30, 2014 as compared to $21.9 million provided by operating activities during the six months ended September 30, 2013. This change was primarily attributable to an increased use of working capital of $7.4 million, reversal of the contingent consideration of $1.8 million and a decreased change in excess tax benefits from stock option exercises of $1.1 million. These were partially offset by an increase in net income of $4.1 million and an increase in depreciation and share-based compensation of $3.4 million.

Investing activities

Net cash used in investing activities was $11.1 million during the six months ended September 30, 2014 as compared to $13.6 million used in investing activities during the six months ended September 30, 2013. The change was primarily due to the net increases in the proceeds of investments of $5.8 million partially offset by an increase in the purchase of property and equipment of $2.9 million, which includes the acquisition of certain intellectual property rights for $1.1 million during the six months ended September 30, 2014.

Financing activities

Net cash provided by financing activities was $4.0 million during the six months ended September 30, 2014 as compared to cash provided by financing activities of $3.4 million during the six months ended September 30, 2013. The increase in cash provided is primarily due to an increase in excess tax benefits from the stock options exercises of $1.1 million offset by cash used in the payment of contingent consideration related to the OSB acquisition of $0.4 million.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the six months ended September 30, 2014 to such risks or to our management of such risks except for the additional factors noted below.

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

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, income statement and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee, the Euro, the Sri Lankan rupee and the Swedish krona.

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at September 30, 2014 was $113.3 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

The U.K. pound sterling and Swedish krona exchange fluctuations can have an unpredictable impact on our U.K. pound sterling  and Swedish krona revenues generated, and costs incurred. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling as well as the Swedish krona. These derivative contracts are less than 90 days in duration and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.  These hedges are designed to reduce the negative impact of a weaker U.K. pound sterling or a Swedish krona, however they also reduce the positive impact of a stronger U.K. pound sterling or Swedish krona.

Interest Rate Risk

We had no debt outstanding at September 30, 2014 under our $25.0 million secured revolving credit facility. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At September 30, 2014, we had $215.2 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, municipal bonds and auction-rate securities. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the six months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended September 30, 2014, we withheld an aggregate of 27,391 shares of restricted stock at a price of $34.54 per share.

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as filed with the SEC on October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2014 (Unaudited) and March 31, 2014
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2014 and September 30, 2013 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2014 and September 30, 2013 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2014 and September 30, 2013 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation
Date: October 31, 2014	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2014	By:	/s/ Ranjan Kalia

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as filed with the SEC on October 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2014 (Unaudited) and March 31, 2014
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2014 and September 30, 2013 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended September 30, 2014 and September 30, 2013 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2014 and September 30, 2013 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*              Filed herewith.

**           Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.