Form 10-K
period 2015-03-31
VIRTUSA CORP
filed 2015-05-20
CIK 1207074

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2014, based on $35.56 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $976,916,126.

           The number of shares outstanding of each of the issuer's class of common stock as of May 15, 2015:

Class	Number of Shares
Common Stock, par value $0.01 per share	29,647,865

DOCUMENTS INCORPORATED BY REFERENCE

           The registrant intends to file a definitive Proxy Statement for its 2015 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2015. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2015

Part I

        This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements relate to, among other things, our expectations concerning the growth of our business, the ability of our clients to realize benefits from the use of our IT services; projections of financial results, the results of our operations and our financial condition; our competitive landscape; the impact of new accounting pronouncements; future capital requirements and capital expenditures; market risk exposures; customer contracts; our service delivery mix and our plans, strategies and objectives for our company and our future operations. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance or similar subjects are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "seek," "intends," "plans," "estimates," "projects," "anticipates," or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Item 1A. Risk Factors" and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Except as may be required by law, we have no plans to update these forward-looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the Securities and Exchange Commission (the "SEC").

Item 1.    Business.

Overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services company. We use an enhanced global delivery model to provide end-to-end information technology ("IT") services to Global 2000 companies. These services include IT and business consulting, user experience ("UX") design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach, deep domain knowledge, and unique platforming methodology to transforms our clients' businesses through the innovative use of technology to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients' core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. We have targeted our solution offerings to enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions.

        Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Sweden and Austria, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore delivery center in the United States.

        We support the Chief Information Officers ("CIOs") of our client organizations in solving their most critical issues, including reducing total cost of ownership, accelerating time-to-market, increasing productivity and enhancing the customer experience delivered by their organizations. Our clients' CIOs are continually confronting the dual challenge of their organizations' need to invest in new technological innovations to support business growth, while also trying to improve the efficiencies of IT operations and their return on investment ("ROI") from such IT investments. Our millennial solutions support the business growth imperative by delivering targeted and differentiated solutions that help our clients expand their addressable markets as well as develop go-to-market strategies supporting new revenue streams. To improve IT efficiencies and reduce the cost of IT operations, we help our clients consolidate applications into platforms, rationalize IT infrastructure, and deliver transformational, industry-focused solutions, thereby enabling our clients to deliver modern, efficient and agile enterprise application platforms. Our deep expertise in core technology services allows us to help our clients to lower total cost of ownership of their overall IT investments. We also combine industry specialization with our core services to deliver high-impact solutions in critical business functions that help our clients transform their business performance and gain competitive advantage in the markets in which they operate.

        We operate in markets and industries where the combination of a growing millennial population and rapid advances in key technologies like mobility, big data analytics, social media and cloud computing, are providing disruptive opportunities for progressive business leaders to break-down barriers and expand market-share. We enable our clients to leverage technology innovations to provide a distinctive millennial experience commensurate with the expectations of digital consumers who are increasingly looking for services that are available 24x7 without interruption, location aware and highly customized to their social likes and dislikes. As part of our millennial enablement solutions, we provide end-to-end consulting, user experience design, technology selection, and implementation and support services, which allow our clients to understand emerging consumer demand in their markets of operation and develop, and execute to, a roadmap to transform their business and enhance their competitive differentiators.

        We deliver our services using our enhanced global delivery model which leverages a highly efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement of outcomes delivered to our clients. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as in our near shore center in the United States, to provide value-added services rapidly and cost-effectively. Our teams do this by using our enhanced global delivery model, which we manage to a targeted 25/75 onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements.

        We apply our innovative platforming approach across all of our services. Through our platforming approach, we help our clients combine common business processes and rules, technology frameworks and data into reusable application platforms that can be leveraged across the enterprise to build, maintain and enhance existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies, while also allowing them to improve business agility, realize long-term and ongoing cost savings and improve their ROI. Our platforming methodology also reduces the effort and cost required to develop and maintain IT applications by streamlining and consolidating our clients' applications on an ongoing basis. We believe that our solutions provide our clients with the consultative and high-value services associated with large consulting and systems integration firms, the cost-effectiveness associated with offshore IT outsourcing firms and the ongoing benefits of our innovative platforming approach.

        We provide our IT services primarily to enterprises engaged in the following industries: communications and technology ("C&T"); banking, financial services and insurance ("BFSI"); and media and information ("M&I"). Our current clients include leading global enterprises such as AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global

Services, Inc.) ("AIG"), JPMorgan Chase Bank, N.A. ("JPMC"), British Telecommunications plc ("BT"), Aetna Life Insurance Company, Thomson Reuters (Healthcare) Inc., and leading enterprise software developers. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2015, 87% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 52%, 57% and 60% of our total revenue in the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Our largest client for the fiscal year ended March 31, 2015, BT, accounted for 12.4% of our total revenue. During the fiscal years ended March 31, 2014 and 2013, BT accounted for 12.7% and 10.9% of our total revenue, respectively. During the fiscal years ended March 31, 2015, 2014 and 2013, AIG accounted for 10.5%, 12.5% and 14.4%, and JPMC accounted for 9.1%, 9.8% and 13.7% of our total revenue, respectively. We have a Global Frame Contract with BT and master services agreements with each of AIG and JPMC.

        On January 31, 2012, Virtusa UK Limited, our UK subsidiary, entered into a Global Frame Contract with BT, as amended (the "GFA"), which established Virtusa UK Limited as a preferred, but non-exclusive, vendor of BT for the provision of IT services to BT and its affiliates. The GFA replaced Virtusa UK Limited's previously disclosed master services agreement with BT dated March 29, 2007, as amended (the "MSA"), in its entirety. The GFA added rate cards specific to certain other geographic locations not previously covered by the MSA and updated certain rate card pricing terms from those in the MSA. In addition, the GFA contains provisions regarding insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions. The term of the GFA extends through September 30, 2015, although the GFA may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by BT upon 90 days prior written notice. BT may also terminate without liability upon certain other conditions, including changes in control of Virtusa UK Limited.

        On May 15, 2015, we executed a new master professional services agreement ("MPSA") with AIG which replaces the prior services agreement with AIG, dated April 25, 2008, as amended ("2008 MSA"). The MPSA has a perpetual term, but may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by AIG for convenience upon 30 days prior written notice. The MPSA included rate cards specific to certain other geographic locations not previously covered by 2008 MSA as well as provisions regarding insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the prior agreement, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions.

        Our current master services provider agreement with JPMC, dated December 6, 2004, as amended, expires on December 31, 2015. The agreement with JPMC generally may be terminated without additional liability by JPMC for convenience on 30 days written notice, as well as by either party upon an uncured, material breach of the other party. There can be no assurance that these agreements will not be terminated or further amended prior to the end of their terms. None of these agreements have minimum purchase commitments with us. These agreements also contain provisions for warranties, insurance, indemnification, limitations of liability, liquidated damages and other customary terms and conditions.

Our approach to global IT services

        Our expertise in supporting a broad range of IT services, ability to engage through a global delivery model that optimizes outcomes and use of proprietary methodologies like platforming to improve IT efficiencies, allow us to be a trusted partner to our clients for their end-to-end IT services requirements.

        Broad range of IT services.    We provide a broad range of IT services, either individually or as part of an end-to-end solution, from business and IT consulting, and technology implementation to application outsourcing. We have significant domain expertise in IT-intensive industries, such as C&T, BFSI and M&I.

We have designed our portfolio of IT services and solutions to enable our clients to improve business performance, use IT assets more efficiently and optimize IT costs.

        Enhanced global delivery model.    We provide our services through our enhanced global delivery model that leverages a highly-efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement of outcomes delivered to our clients.

        Platforming approach.    We apply our innovative platforming approach across our IT consulting, technology implementation and application outsourcing services to rationalize IT application portfolios and reduce costs, increase productivity and improve the efficiency and effectiveness of our clients' IT application environments.

Our services

        Business and IT consulting services.    We provide business and IT consulting services to assist our clients in more effectively managing their continually-changing IT environments and aligning their IT investments to better support current and future business requirements. Our business consulting services allow clients to mitigate risks and execute successful IT programs by enabling stakeholder alignment, formulating the business case and ROI and defining agreed-upon end outcomes using innovative techniques, such as persona development, DILO (Day-in- the-life-of) journeys and rapid prototyping for each project. We also assist clients in assessing new approaches to improve revenue opportunities within existing markets, developing new products/solutions for existing and new markets and improving retention and share-of-wallet through a better understanding of customer behavior and engagement. The goal of our IT consulting group is to help our clients continually improve the performance of their IT application environments by adopting and evolving towards re-useable software platforms. We help clients analyze business and/or technology problems and identify and design platform-based solutions. We also assist our clients in planning and executing their IT initiatives and transition plans.

        Our business and IT consulting services include the following assessment and planning, architecture and design and governance-related services:

Assessment and Planning Services	Architecture and Design Services	Governance-related Services
• application inventory and portfolio assessment • business/technology alignment analysis • business process optimization • quality assurance process consulting

•

accelerated solution design

•

conceptual design and roadmap

•

customer experience design

•

solution selection

•

solution design

•

enterprise architecture analysis

•

technology roadmaps

•

product evaluation and selection

•

business process analysis and design

• program governance and change management • program management planning • complex program management

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

We have also invested in our consulting services to help our clients effectively manage large, complex IT programs, and evaluate and develop strategies to millennial-enable their enterprises for the digital consumer, and support the development of new, differentiated customer experience improvement programs.

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

•

application development

•

package implementation and integration

•

software product engineering

•

application maintenance and support

•

business process management services

•

CRM implementations

•

SAP implementations

•

customer experience and content management services

•

enterprise mobility services

•

cloud computing

•

social media solutions

	• systems consolidation and rationalization • technology migration and porting • web-enablement of legacy applications	• data management services • business intelligence, reporting and decision support • master data management • data integration • big data analytics	• software quality assurance • testing frameworks • automation of test data and cases • test cycle execution • performance testing • managed testing services

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

        Application outsourcing services.    We provide a broad set of IT application outsourcing services that enable us to provide comprehensive support for our clients' needs to manage and maintain their software applications and platforms cost-effectively. We endeavor to continually improve the applications under our management and to evolve our clients' IT applications into platforms. We combine a deep understanding of software engineering with an innovation mindset to provide targeted outsourcing services that not only help reduce the cost of existing IT operations, but also improve the quality of applications over time.

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

        We are also investing in offshore global delivery centers to provide infrastructure management services ("IMS") and IT support related services to our clients, helping them manage their IT operations effectively through an offshore outsourced model.

        To strengthen our IMS practice and solution offerings and enable us to deliver network operating center ("NOC") support through our nearshore facility in the United States, as well as IMS services globally, on April 1, 2015, we acquired all of the outstanding shares of Apparatus, Inc., a leading provider of end-to-end IT infrastructure services headquartered in Indianapolis, Indiana ("Apparatus").

        Global delivery model.    We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner by leveraging an efficient onsite-to-offshore service delivery mix and our proprietary Global Innovation Process ("GIP"), and also enables us to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively. During the past four fiscal years, we performed at least 78% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ending March 31, 2015, we anticipate the onsite ratio to slightly increase due to new client engagements and existing work on larger, more complex programs requiring a larger onsite presence. Our delivery mix may also fluctuate from time to time due to several other factors, including new and existing client delivery requirements, as well as the impact of any acquisitions. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around-the-clock, world-class execution capabilities that span multiple time zones.

        All our major delivery centers, located in Hyderabad, Chennai, Bangalore and Colombo have been assessed at CMMI Level 5 maturity. During our fiscal year ended March 31, 2015, as part of the annual CMMI assessment process, the Chennai and Colombo delivery centers, assessed first in fiscal year 2013, completed the annual reassessment process to maintain their CMMI Level 5 rating. CMMI is a process improvement model used to improve a company's ability to manage project deliveries to ensure predictable results. CMMI's process levels are regarded as the standard in the industry for evolutionary paths in software and systems development and management.

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

Our IT solutions

        Core solutions.    We have designed our solutions to enable clients to improve core customer business processes resulting in high impact business outcomes, including reducing total cost of ownership, accelerating time to market and enhancing our clients' customer experience. We use proprietary business consulting methodologies like ASD to help clients improve accuracy and scope of the solution being delivered, align organizational stakeholders on common, shared objectives, and accelerate the solution development process. Our unique platforming methodology helps clients rationalize their IT application infrastructure and develop lean, optimized enterprise application platforms that significantly lower the cost of maintenance, while improving the agility of the business to respond to emerging market demands.

        We provide the following specific core solutions across IT and business consulting, technology and application outsourcing areas:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• accelerated solution design ("ASD") • business process re-engineering	• lean outcomes • one process, one platform	• business process management • enterprise content management • data warehousing & business intelligence • mobility • cloud computing	• quality assurance testing • managed services

        Our expertise in emerging solutions across core technologies like business process management, enterprise content management, data warehousing and business intelligence, mobility, and cloud computing allow us to provide solutions to our clients' critical business problems, such as improving operating efficiencies, reducing customer churn and improving retention, and enhancing risk management through better compliance and regulatory adherence. Our core outsourcing offerings, which include quality assurance testing and managed services, help our clients improve the quality of their software assets, resulting in lower cost of maintenance, improved manageability of software assets and lower risk to the business due to software defects. Our managed services offerings deliver our clients enhanced value in the managing of their software assets through innovative engagement models built around concepts like outcome-based costing.

        Transformational solutions.    We act as trusted advisors to our clients, combining our core services with deep industry specialization, to deliver transformational solutions that help position our clients' businesses for competitive advantage in their chosen markets.

        Our transformational solutions across IT and business consulting, platforming, technology and application outsourcing areas include:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• domain solutions • business process re-engineering • large program management	• large global platforms	• claims management • policy administration • client lifecycle management • know your customer • regulatory & compliance • billing systems • customer experience management	• application support & maintenance platforms

        We leverage our business consulting expertise to manage large, complex programs and deliver critical business process re-engineering advice to our clients. We have recently expanded our platforming expertise to cover large programs impacting global business platforms and multi-country implementations. The industry and domain expertise we have developed over the past decade has helped us develop business solutions like claims management and policy administration solutions for insurance companies; client lifecycle management, know your customer, and regulatory and compliance solutions for banks; member reach and care management solutions for healthcare providers; billing solutions for telecommunication providers; and customer experience management solutions for leisure and hospitality businesses.

        Millennial solutions.    Our millennial solutions are designed to enable our clients to harness innovative technology advances in mobility, social media, cloud computing and big data analytics to modernize their IT application environments and enable their businesses to capitalize on the new wave of millennial consumer demand and expectations. Our business and IT consulting services help our clients determine the best approach to modernize their IT environments through specific solutions like gap analysis, user journey mapping, technology platform selection and consumer experience frameworks.

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

        We have invested in creating millennial technology labs and innovation hubs within our global delivery centers to foster the development of emerging technology solutions and enable our clients to become millennial enterprises.

Sales and marketing

        Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. At March 31, 2015 and 2014, we had 206 and 163 marketing and business development full time equivalents, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

Clients and industry expertise

        We market and provide our services to companies in North America, Europe and Asia. For additional discussion regarding geographic information, see note 18 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2015 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader, differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. For instance, our largest client for the fiscal year ended March 31, 2015, BT, accounted for 12.4% of our total revenue. During the fiscal years ended March 31, 2014 and 2013, BT accounted for 12.7% and 10.9% of our total revenue, respectively. During the fiscal years ended March 31, 2015, 2014 and 2013, AIG accounted for 10.5%, 12.5% and 14.4%, and JPMC accounted for 9.1%, 9.8% and 13.7% of our total revenue, respectively.

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

Competition

        The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Limited, Infosys Technologies Limited, iGATE Corporation, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture Ltd., Cap Gemini S.A., Computer Sciences Corporation, Deloitte Consulting LLP and IBM Global Services Consulting

        We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. For instance on the millennial enablement side, we often compete with established digital services firms like SapientNitro, as well as smaller vendors that compete on the basis of local presence, pricing and niche solutions/capabilities.

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

        Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2015, we experienced voluntary team member attrition at a rate of 14.7% and involuntary team member attrition at a rate of 3.7%. We remain committed to improving and sustaining our voluntary attrition levels consistent with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

  •
  providing team members with opportunities to handle challenging technical and organizational problems and learn our platforming approach

  •
  providing team members with clear career paths, rotation opportunities across clients and domains and opportunities to advance rapidly

  •
  providing team members opportunities to interact with our clients and help shape their IT strategy and solutions

  •
  creating a strong peer group work environment that pushes our team members to succeed

  •
  creating a climate where there is a free exchange of ideas cutting across organizational hierarchy

  •
  creating a family-oriented work environment that is fun and engaging

  •
  recognizing team performance through highly-visible team recognition awards

        At March 31, 2015, we had 9,247 team members worldwide. We also engage outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

        Our network infrastructure and access is secured using two factor authentication, mobile data management, data leakage prevention, advanced malware protection and periodically subjected external vulnerability audits. We are ISO 27001 and ISO 22301 certified in all our major Asia centers to safeguard clients' and Virtusa's own information assets, and believe that we meet all our clients' stringent, security requirements for ongoing business with them.

Intellectual property

        We believe that our continued success depends in part on the skills of our team members, the ability of our team members to continue to innovate and our intellectual property rights. We rely on a combination of patent, copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our team members and consultants that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have also designed procedures to generally control access to and distribution of our proprietary information. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark "Virtusa" in the United States, the European Community, Austria and India and have filed for registration of "Virtusa" in Sri Lanka. We have registered in the United States the service marks "BPM Test Drive" which we use to describe our consulting service offering involving business process management or BPM project implementation and "ACCELERATING BUSINESS OUTCOMES," which we use to describe the benefits of our services. We have no issued patents.

        Our business involves the development of IT applications and other technology deliverables for our clients. Our clients usually own the intellectual property in the software applications that we develop for them. We generally implement safeguards designed to protect our clients' intellectual property in accordance with their needs and specifications. Our means of protecting our and our clients' proprietary rights, however, may not be adequate. Despite our efforts, we may be unable to prevent or deter infringement or other unauthorized use of our and our clients' intellectual property. Legal protections afford only limited protection for intellectual property rights and the laws of India and Sri Lanka do not protect intellectual property rights to the same extent as those of the United States and the United Kingdom. Time-consuming and expensive litigation may be necessary in the future to enforce these intellectual property rights.

        In addition, we cannot assure you that our intellectual property or the intellectual property that we develop for our clients does not or will not infringe the intellectual property rights of others. Defending against such claims, even if they are not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to indemnify our client(s), pay substantial damage awards and be forced to develop non-infringing technology, obtain licenses, or cease delivery of the applications that contain the infringing technology.

Virtusa Sustainability Program

        The goal of our sustainability program is to help reduce our environmental footprint, with ethical maturity, respect and dignity to all and is an extension of our core corporate values of pursuit of excellence, integrity, respect and leadership (PIRL). We believe in doing more, and better, with less to help reduce the environmental footprint of our operations

        Our sustainability program is based on the following core elements.

Area	Framework	Current Status
Health & Safety	OSHAS 18001	All major offices in India and Sri Lanka are certified
Environment	ISO 14001 (EMS) ISO 50001 Guidance (Energy)	Encompasses climate change, emissions, energy, water and waste management
	ISO 14064 Guidance (Climate Change) CDP Reporting	All major offices in India and Sri Lanka are certified for ISO 14001
Business Continuity Management	ISO 22301	All major offices in India and Sri Lanka are certified
Information Security	ISO27001	All major offices in India and Sri Lanka are certified
Labor Standards	SA 8000 & GS 18	Continuous review of policies to ensure compliance
Anti-Bribery and Corruption	BS 10500	Policies adopted consistent with US Foreign Corrupt Practices Act 1977 and UK Bribery Act 2010
Management Engagement, Social Impact & Diversity	ISO 26000 Guidance	Virtusa creates social impact through the following: • Digital reach—creating a digitally inclusive society
• Campus reach—supporting the next generation of IT professionals to be workforce ready
• Tech reach—using technology for the greater good

        Virtusa's sustainability program is backed by relevant certification, policies and employee training for the core areas. Instilling our business ethics, PIRL, and creating awareness of our sustainability program are a core part of our culture and is an important part of people development. We educate all our employees on the PIRL, our code of ethics and our corporate policies at induction. We also train and test our employees on our corporate policies, including information security, our code of ethics and anti-bribery policies. In addition, we use several communication channels to create awareness on different aspects of sustainability such as health and safety and good environmental practices. These include e-mail campaigns, social media, and special events such as Earth Hour and World Environment Day.

        We also believe in applying our sustainability best practices to our supply chain. We follow ethical practices in all our sourcing practices and generally require that our suppliers adhere to accepted standards in labor, human rights and anti-bribery and corruption. We review our suppliers' sustainability practices using the Virtusa supplier survey. We continuously review and updated our supplier guidelines which set out the standards and practices that we require our suppliers to uphold.

        To further our goals of being a responsible corporate citizen in the communities in which we operate, we believe in using our skills and knowledge to create a digitally inclusive society. Our strong culture of volunteerism means that many of our team members offer their time, knowledge and skills to drive our corporate social responsibility projects. For example, Virtusa has embarked on the following corporate social responsibility initiatives which fall under three pillars: Campus Reach, Tech Reach and Digital Reach.

        Campus Reach—Our Campus Reach initiative is an industry-academia partnership designed to support the next generation of IT professionals to be workforce ready and thereby contribute to the growth of the IT/BPO industry. Through Campus Reach we provide support in curriculum development and knowledge sharing.

        Tech Reach—Through Tech Reach we use our software development and consulting expertise to contribute to projects of social benefit. Details of current Tech Reach projects are given below:

  •
  Sahana:  80+ Virtusa volunteers built the coordination portal for the Government of Sri Lanka (CNO) within two weeks of the 2004 tsunami. "Sahana" has since been donated for public good and has been used around the world, including in the United States, Japan, Pakistan and the Philippines for disaster management.

  •
  Àkura:  Virtusa developed the "Àkura" open source school management system in order to help schools in Sri Lanka manage their administrative tasks more efficiently.

  •
  Rehabilitation Management System (RMS):  RMS was first developed as a solution to expedite the re-integration of war rehabilitees in Sri Lanka and manage their vocational training needs. Now that the re-integration process has concluded, we are developing Phase II of RMS so that RMS can be re-purposed for substance abuse rehabilitation. The software was a nominee at Computerworld Honors Program Laureate in 2011 and was selected as a case study by the UN Global Compact for its Responsible Business Advancing Peace program in 2013.

  •
  Digital Reach—Through Digital Reach we aim to create a digitally inclusive society by IT-enabling communities. We helped set up a Digital Learning Center (DLC) for war rehabilitants in Sri Lanka, set up over 70 IT labs in rural schools and have partnered with Per Scholas, a non-profit organization, to provide technology education and job placement to underserved communities.

Business segments and geographic information

        We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 18 to our consolidated financial statements for the fiscal year ended March 31, 2015 contained in this Annual Report.

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

        We have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For instance, we generated approximately 32%, 35% and 39% of our revenue in our fiscal years ended March 31, 2015, 2014 and 2013, respectively, from our top three clients during those periods. For the fiscal year ended March 31, 2015, BT, AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global Services, Inc.) ("AIG"), and JPMC accounted for 12.4%, 10.5% and 9.1% of our total revenue respectively. In addition, during the fiscal years ended March 31, 2015 and 2014, 87%, 89% respectively, of our revenue came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients or the acquisition of a client. Further, the loss of, or material reduction in revenue from any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

        We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, in April 2015, we extended our master services agreement with BT until September 30, 2015 and on May 15, 2015, we negotiated and entered into the MPSA with AIG, which replaced our 2008 MSA and reflected negotiated commercial terms. In addition, on January 5, 2015, we amended our master services agreement with JPMC to reflect updated negotiated, commercial terms. Our client concentration may also subject us to perceived or actual leverage that our clients may have, given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business and operating results would be seriously harmed.

Currency exchange rate fluctuations may materially and negatively affect our revenue, gross margin, operating margin, net income and cash flows.

        The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in prior periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar and U.K. pound sterling for the foreseeable future. Recently, the US dollar has materially appreciated against global currencies, especially the UK pound sterling, euro and Swedish krona ("SEK"), which have had, and could continue to have, a materially negative impact on our revenue generated in the U.K. pound sterling, euro and SEK, as well as on our operating income and net income. Any continued appreciation of the U.S. dollar against the U.K. pound sterling, the euro and/or SEK will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margins and net income, which may in turn have a negative impact on our business, operating results, financial condition and results of operations. Although we have entered into, and may continue to enter into, derivative contracts to mitigate the impact of the fluctuation in the U.K. pound sterling and the Indian rupee, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego certain benefits including benefits caused by depreciation of the Indian rupee with respect to our expenses or by a depreciation of the U.K. pound sterling with respect to our revenue. In addition, use of derivatives includes the risk of non-performance of the counterparty. We have also initiated an investment program (short to medium term currency deposits) in Asia where we hold investments in local currency. Accordingly, any material depreciation of the UK pound sterling, the Indian rupee or the Sri Lankan rupee against the U.S. dollar could have a material adverse impact on our cash balances when consolidated and translated into U.S. dollars.

        Our revenues and cost of revenue in Sweden are subject to fluctuations based on the current exchange rates between the SEK, the U.S. dollar and the euro. Although we have commenced purchasing multiple foreign currency forward contracts designed to hedge fluctuation of the SEK against the U.S. dollar, we can make no assurance that these hedges will be effective or that we will not forego certain benefits if the SEK appreciates in value.

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

        Although we have adopted a twelve quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments' unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. Furthermore, we are exposed to foreign currency volatility related to other currencies including, the Swedish Krona, the Canadian dollar, the euro, the Singapore dollar and the Sri Lankan rupee, which are either not hedged or not hedged in full. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

The international nature of our business exposes us to many complex risks, which may be beyond our control.

        We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia and Sweden and we serve clients across North America, Europe and Asia. For the fiscal years ended March 31, 2015, 2014 and 2013, revenue generated outside of the United States accounted for 33%, 30% and 25% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, Austria, Malaysia, Sweden, Switzerland and the Netherlands. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

  •
  negative currency fluctuations between the U.S. dollar and the currencies in which we conduct transactions, including most significantly, the U.K. pound sterling, the euro and SEK (in which our foreign revenue is principally denominated) and the Indian and Sri Lankan rupees (in which our foreign costs are primarily denominated)

  •
  adverse income tax consequences resulting from foreign income tax examination, such as challenges to our transfer pricing arrangements and challenges to our ability to claim tax holiday benefits in the countries in which we operate

  •
  difficulties in staffing, managing and supporting operations in multiple countries

  •
  potential fluctuation or decline in foreign economies

  •
  unexpected changes in regulatory requirements, including immigration restrictions, potential tariffs and other trade barriers

  •
  legal uncertainty owing to the overlap of different legal regimes and problems in asserting contractual or other rights across international borders, including compliance with local laws of which we may be unaware

  •
  government currency control and restrictions on repatriation of earnings

  •
  the burden and expense of complying with the laws and regulations of various jurisdictions

  •
  domestic and international economic or political changes, hostilities, terrorist attacks and other acts of violence or war

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

        The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits. In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and other business visas. The H-1(B) visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1(B) visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1(B) visa extensions after the six-year period may be available. H-1(B) visa holders are required to be paid the higher of the actual wage, or the prevailing wage for their position at the site of their employment. In addition, there are strict labor regulations associated with the H-1(B) visa classification, including disclosure, attestations and document retention. Employers who are H-1B dependent (i.e. those with fifteen percent (15%) or more of their workforce on H-1B visas) are potentially subject to additional disclosures, attestations and subject to specific affirmative recruitment requirements if the employees they sponsor for H-1B visa do not qualify as "exempt" employees. An exempt employee is one who is either (a) paid an annual salary of at least $60,000 or b) one who holds a masters or higher degree in a specialty occupation related to their employment. In September 2014, we became an "H-1B Dependent Employer." To avoid being subject to additional attestations, disclosures, and affirmative recruitment requirements, we do not sponsor employees for H-1B visas who make less than $60,000 per year. As a result of our being an "H-1B Dependent Employer" it is likely that our petitions are subject to greater scrutiny at the time of adjudication. All users of the H-1(B) program are subject to periodic site visits from the United States Citizenship and Immigration Services, or USCIS, to verify their compliance with immigration and Labor Regulations. In addition, the Wage and Hour Division of the United States Department of Labor may also conduct H-1(B) audits to verify compliance with labor regulations. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1(B) classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1(B) program and other immigration benefits. We are users of the H-1(B) visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients. As a result of our H-1B Dependent Employer status, we are likely subjected to more site visits and a higher level of scrutiny by USCIS and the US Department of Labor than Non Dependent Employers.

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

        Immigration laws in countries in which we seek to obtain visas or work permits may require us to meet certain other legal requirements as conditions to obtaining or maintaining entry visas. These immigration laws are subject to legislative change and varying standards of application and enforcement due to political forces, economic conditions or other events, including terrorist attacks. For instance, there are certain restrictions on transferring employees to work in the United Kingdom, where we have experienced growth. The United Kingdom requires that all employees who are not nationals of European Union countries (plus Bulgaria and Romania) obtain work permission before obtaining a visa/entry clearance to travel to the United Kingdom. New European nationals from countries such as Hungary, Poland, Lithuania, Slovakia, and the Czech Republic do not have a work permit requirement but do need to obtain a worker registration within 30 days of arrival. The United Kingdom has introduced a points-based system under which certain certificates of sponsorship are issued by licensed employer sponsors, provided the employees they seek to employ in the United Kingdom can demonstrate that the employee can accumulate 50 points based on certain attributes, which include academic qualifications, intended salary and other factors plus 10 points for English language (not necessary where the employee is an intra-company transferee) and

10 points for maintenance. Where the employee has not worked for a Virtusa group company outside the United Kingdom for at least 12 months, we will need to carry out a resident labor market test to confirm that the intended role cannot be filled by a European Economic Area national. While we are an A-rated sponsor and have been able to obtain certificates of sponsorship to satisfy our demand for transfers to the United Kingdom, we can make no assurance that we can continue to do so.

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

Changes in U.S. immigration law, if approved into law, may increase our cost of revenue and may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

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

        The potential risks and impact to our business if changes are made to immigration laws relating to use of H-1(B) and L-1 visas are approved could include:

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

        If we do identify suitable acquisition, strategic investment or partnership or alliance candidates, we may not be able to complete transactions on terms commercially acceptable to us, if at all. These types of transactions involve numerous risks, including:

  •
  inability to generate sufficient revenue to offset transaction costs or to maintain previous forecasts regarding profit margins and earnings per share forecasts

  •
  underperformance of the acquired company as compared to our forecasts, resulting in lower utilization, lower gross margins and operating margins, higher operating costs and lower profits from our previous forecasts

  •
  difficulties in integrating operations, technologies, accounting and personnel

  •
  difficulties in supporting and transitioning clients of our acquired companies or strategic partners

  •
  diversion of financial and management resources from existing operations

  •
  risks of entering new markets

  •
  potential loss of key team members

  •
  unknown liabilities

        Our organizational structure could make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We have completed five acquisitions from November 2009 to March 31, 2015. In connection with these acquisitions, we are carrying $50.4 million in goodwill on our consolidated balance sheets at March 31, 2015. On April 1, 2015, we also acquired all of the issued and outstanding stock of Apparatus, Inc. for approximately $34.2 million in cash, subject to post-closing working capital adjustments, which acquisition will increase the amount of goodwill we are carrying for periods after April 1, 2015. If we fail to successfully integrate these acquired companies or any company that we may acquire in the future and maintain their value, or if any existing or future acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company, or any impairment of intangible assets or goodwill of any such acquired company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

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

  •
  hiring additional personnel

  •
  enhancing our operating infrastructure

        If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we obtain additional debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities and increasing our costs of operations, which could have a material adverse impact on our operating margins. Any such debt financing could require us to comply with restrictive financial and operating covenants, which could have a material adverse impact on our business, results of operations or financial condition.

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

        In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets. We therefore may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2015, we had approximately $236 million of cash, cash equivalents, short term investments and long term investments of which we hold approximately $99 million of cash, cash equivalents and short term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investment or use for operations in the United States or other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash would be subject to substantial taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. We estimate that it could cost us as much as $31.3 million to repatriate cash back to the United States. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to make investments and support our operations.

If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

        Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2015, our voluntary attrition rate was 14.7%. We, and the industry in which we operate, generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        For our fiscal year ended March 31, 2015, we derived substantially all of our revenue from clients located in the United States and Europe (primarily, the United Kingdom). During the fiscal year ended March 31, 2015, we generated 67% of our revenue from clients in the United States, 27% of our revenue from clients in the Europe (primarily, the United Kingdom) and 6% from clients in the rest of the world. While the United States economy has marginally improved recently, the European economy remains weakened. If a weakening or slowing of these economies continues or accelerates, or deterioration in these financial markets occurs, pricing for our services may be depressed and our clients may reduce or postpone their technology spending significantly, which may in turn lower the demand for our services and negatively affect our revenue and profitability. Additionally, any prolonged recession or weakening of the growth rates and economies in the United States and/or Europe could have a material adverse impact on IT budgets, erode our client base and our target markets and have a material adverse impact on our revenue.

We depend on clients concentrated in specific industries, such as BFSI, and are therefore subject to risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

        In our fiscal year ended March 31, 2015, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2015, we earned approximately 58% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 19% from the prior fiscal year. If any decline in the growth of the BFSI industries, particularly the financial services industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

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

        Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

  •
  unanticipated contract or project terminations, or reductions in scope or size of IT engagements

  •
  the continuing financial stability and growth prospects of our clients

  •
  our ability to recognize the revenue associated with the services performed in the applicable fiscal period due to factors, including having fully signed contractual agreements with our clients for such periods or our ability to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines in the applicable fiscal period

  •
  general economic conditions

  •
  the number, timing, scope and contractual terms of IT projects in which we are engaged

  •
  delays in project commencement or staffing delays due to immigration issues or our inability to assign appropriately skilled or experienced personnel

  •
  the accuracy of estimates of resources, time and fees required to complete fixed-price projects and costs incurred in the performance of each project

  •
  changes in pricing in response to client demand and competitive pressures

  •
  the mix of onsite and offshore staffing

  •
  the mix of leadership and senior technical resources to junior engineering resources staffed on each project

  •
  unexpected changes in the utilization rate of our IT professionals

  •
  seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

  •
  the ratio of fixed-price contracts to time-and-materials contracts

  •
  employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

  •
  our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

  •
  acquisitions, including transaction-related costs and write-downs from future impairments of identified intangible assets and goodwill, and other one-time, non-recurring projects

        As a result, our revenue and our operating results for a particular period are challenging to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also challenging to predict because we derive a substantial portion of our revenue from fees for services generated from short-term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to salary expense, rent, depreciation expense and amortization of purchased intangible assets, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:

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

        We cannot be sure that our services or the deliverables that we develop and create for our clients do not infringe on the intellectual property rights of third parties and infringement claims may be asserted against us or our clients. As the number of patents, copyrights and other intellectual property rights in our industry increase, we believe that companies in our industry will face more frequent infringement claims. These claims may harm our reputation, distract management, increase costs and prevent us from offering some services to our clients. Historically, we have generally agreed to indemnify our clients for all expenses and liabilities resulting from infringement of intellectual property rights of third parties based on the services and deliverables that we have performed and provided to our clients. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. In addition, as a result of intellectual property litigation, we may be required to stop selling, incorporating or using products that use or incorporate the infringed intellectual property. We may be required to obtain a license or pay a royalty to make, sell or use the relevant technology from the owner of the infringed intellectual property. Such licenses or royalties may not be available on commercially reasonable terms, or at all. We may also be required to redesign our services or change our methodologies so as not to use the infringed intellectual property, which may not be technically or commercially feasible and may cause us to expend significant resources. Subject to certain limitations, under our indemnification obligations to our clients, we may also have to provide refunds to our clients to the extent that we must require them to cease using an infringing deliverable if we are unable to provide a work-around or acquire a license to permit use of the infringing deliverable that we had provided to them as part of a service engagement. If we are obligated to make any such refunds or dedicate time to provide alternatives or acquire a license to the infringing intellectual property, our business and financial condition could be materially adversely affected.

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

        In particular, in many parts of the world, including countries in which we operate and/or seek to expand, it is possible that our employees, subcontractors or agents in the local business community might not conform to international business standards and could violate anti-corruption laws, or regulations, including the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act ("FCPA") which prohibit improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires covered companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti-corruption laws, regulations or standards. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.

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

Changes in the policies or political stability of the government of Sri Lanka could adversely affect economic conditions in Sri Lanka, which could adversely affect our business.

        Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment ("BOI") in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our current agreement with the BOI, our Sri Lankan subsidiary is entitled to an exemption from income taxation on export revenue for a period of 12 years expiring on March 31, 2019 provided that certain job creation and retention requirements were met by March 31, 2015. We believe we have achieved the job criteria and have notified the BOI. The BOI on review could challenge our hiring commitments in which case we would have to forego part of the 12 year tax holiday. Further, government policies relating to taxation other than on income would also have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.

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

Our net income may decrease if the governments of the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Sweden or Hungary adjust the amount of our taxable income by challenging our transfer pricing policies.

        Our subsidiaries conduct intercompany transactions among themselves and with the U.S. parent company on an arm's-length basis in accordance with U.S. and local country transfer pricing regulations. The jurisdictions in which we operate could challenge our determination of arm's-length profit and issue tax assessments. Although the United States has income tax treaties with most countries in which we have operations, which should alleviate the risk of double taxation, the costs to appeal any such tax assessment and potential interest and penalties could decrease our earnings and cash flows.

        The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2004 to March 31, 2010 of our Indian subsidiary, Virtusa (India) Private Limited, now merged with and into our affiliate, Virtusa Consulting Services Private Limited (referred to as "Virtusa India"). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm's-length profit related to intercompany transactions. For fiscal year ended March 31, 2004 and 2005, we contested both assessments and also filed appeals with Indian tax authorities and U.S. Competent Authorities. Although we have settled certain tax obligations for the fiscal years ended March 31, 2004 and 2005, we have appealed certain other tax related matters effecting our fiscal year ended March 31, 2004 and 2005 with the Indian tax authorities. During the fiscal year ended March 31, 2005, we have appealed the redetermination of arm length pricing for transactions with our U.K. subsidiary. Although we have successfully resolved some issues we continue to appeal several other fiscal years' assessments with the Indian tax authorities. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

Our net income may decrease if the governments of India or Sri Lanka levy new taxes or reduce or withdraw tax benefits and other incentives provided to us.

        Virtusa India is an export-oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park ("STP"), which it operates. Virtusa India historically has operated STPs in Hyderabad and in Chennai. The income tax benefits of the STP in Hyderabad and Chennai expired on March 31, 2010 and 2011, respectively. Historically, however, substantially all of the earnings of both STPs qualified as tax- exempt export profits. Although we believe we have complied with and were eligible for the STP holidays, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level in previous tax years, subject to the applicable statute of limitations, which could result in additional legal liability, including obligations to pay additional taxes, penalties, interest and other costs arising out of such matter. For instance, the Indian taxing authorities issued an assessment order for the fiscal years ended March 31, 2007 against Virtusa India related to the denial of all STP benefits for our Chennai STP on the basis that the STP was formed by the splitting up or the reconstruction of our Hyderabad STP. This matter is currently pending before the High Court of Hyderabad. We have filed appeals with the appropriate Indian tax authorities to appeal other years. We may incur additional legal liability and obligations to pay additional interest, penalties and costs related to such matter. We have appealed such assessments but we can make no assurance that our appeals will be successful.

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

        In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the BOI in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year tax holiday agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation, retention and investment criteria. As of March 31, 2015, we believe we have met the job creation target. We have submitted the required details to BOI and are awaiting their confirmation. At March 31, 2015, we were eligible for the entire 12-year tax holiday. Further, the Sri Lankan Department of Inland Revenue has challenged the eligibility of the initial year of our granted tax holiday. This challenge was affirmed by the Tax Appeals Commission based on their judgment that we did not meet the required investment commitments. However, during the fiscal year ended March 31, 2014, we received notice from the BOI certifying the tax holiday for all previously claimed years, including the initial year under challenge. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, and financial results and materially reduce our profitability.

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

Risks related to our common stock

The market price of our common stock may fluctuate significantly.

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

        In addition, there are many other factors that may cause the market price of our common stock to fluctuate, including:

  •
  actual or anticipated variations in our quarterly operating results, including fluctuations resulting from changes in foreign exchange rates or acquisitions by us, or the quarterly financial results of companies perceived to be similar to us

  •
  deterioration and decline in general economic, industry and/or market conditions

  •
  announcements of technological innovations or new services by us or our competitors

  •
  changes in estimates of our financial results or recommendations by market analysts

  •
  announcements by us or our competitors of significant projects, contracts, acquisitions, strategic alliances or joint ventures

  •
  changes in our capital structure, such as future issuances of securities or the incurrence of additional debt

  •
  regulatory developments in the United States, the United Kingdom, India, Sri Lanka or other countries in which we operate or have clients

  •
  litigation involving our company, our general industry or both

  •
  additions or departures of key team members

  •
  investors' general perception of us

  •
  changes in the market valuations of other IT service providers

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

        We both own and lease facilities to support our operations, At March 31, 2015, we leased 501,541 square feet and owned 325,000 square feet in four countries to deliver services globally to our clients, as set forth in the table below:

Global Delivery Location	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage	Lease period
India	10	276,785	325,000	601,785	1 - 4 years
United states	1	23,659	—	23,659	6 years
Sri Lanka	6	195,930	—	195,930	1 - 3 years
Singapore	1	5,167	—	5,167	3 years

Total	18	501,541	325,000	826,541

        In March 2008, we entered into a 99-year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we have built a campus of approximately 325,000 square feet, which is listed in the above table under "Square Footage Owned".

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock during our fiscal years ended March 31, 2015 and March 31, 2014, respectively, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal 2014:
First quarter	$26.39	$21.29
Second quarter	$30.70	$22.16
Third quarter	$38.49	$25.60
Fourth quarter	$38.05	$32.25
Fiscal 2015:
First quarter	$36.36	$31.21
Second quarter	$37.07	$31.09
Third quarter	$42.50	$33.73
Fourth quarter	$42.50	$36.56

        As of May 15, 2015, there were approximately 29,647,865 shares of our common stock outstanding held by approximately 156 stockholders of record and the last reported sale price of our common stock on the Nasdaq Global Select Market on May 15, 2015 was $45.65 per share.

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

Equity Compensation Plan Information

        The following table provides information as of March 31, 2015 with respect to the shares of our common stock that may be issued under our existing equity compensation plans. We have three equity compensation plans, each of which has been approved by our stockholders: (1) the Amended and Restated 2000 Stock Option Plan, which we refer to as the 2000 Plan; (2) the 2005 Stock Appreciation Rights Plan, which we refer to as the SAR Plan; and (3) the 2007 Stock Option and Incentive Plan, which we refer to as the 2007 Plan. For additional information on our equity compensation plans, including the material features of plans not approved by our stockholders, please see note 11 to the consolidated financial statements included elsewhere in this Annual Report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders—stock options(1)	806,856	$13.15	2,371,828	(2)(3)
Equity compensation plans approved by security holders—stock appreciation rights(4)	5,110	$4.04	—	(2)

Total	811,966		2,371,828

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

(4)
Consists of the SAR Plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        None.

Issuer Purchases of Equity Securities

        Under the terms of our 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees to settle their tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended March 31, 2015, we withheld an aggregate of 14,695 shares of restricted stock at a price of $40.57 per share.

Item 6.    Selected Financial Data.

        The selected historical financial data set forth below at March 31, 2015 and 2014 and for the fiscal years ended March 31, 2015, 2014 and 2013 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2013, 2012 and 2011 and for the fiscal years ended March 31, 2012 and 2011 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share amounts)
Revenue	$478,986	$396,933	$333,175	$277,771	$217,979
Costs of revenue	304,422	250,533	215,866	177,434	134,496

Gross profit	174,564	146,400	117,309	100,337	83,483
Operating expenses	121,996	103,988	84,450	76,438	65,697

Income from operations	52,568	42,412	32,859	23,899	17,786
Other income	4,832	3,512	3,000	2,547	441

Income before income tax expense	57,400	45,924	35,859	26,446	18,227
Income tax expense	14,954	11,549	7,461	6,411	2,027

Net income	$42,446	$34,375	$28,398	$20,035	$16,200

Basic earnings per share	$1.48	$1.32	$1.14	$0.81	$0.68

Diluted earnings per share	$1.44	$1.27	$1.11	$0.79	$0.66

Weighted average number of common shares outstanding
Basic	28,753,102	26,116,516	24,937,162	24,643,063	23,783,457
Diluted	29,555,624	26,973,001	25,638,839	25,383,650	24,714,808

Consolidated balance sheets data

	At March 31,
	2015	2014	2013	2012	2011
	(In thousands)
Cash and cash equivalents	$124,802	$82,761	$57,199	$58,105	$50,218
Working capital	$286,034	$193,319	$145,650	$119,013	$123,264
Total assets	$489,737	$449,425	$303,919	$274,794	$246,177
Total stockholders' equity	$423,775	$374,070	$252,207	$218,174	$207,336

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

Business overview

        We are a global information technology services company. We use an offshore delivery model to provide a broad range of IT services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer service. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Sweden, Germany and Austria, and global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore center in the United States. At March 31, 2015, we had 9,247 employees, or team members, an increase from 8,054 at March 31, 2014. For the fiscal year ended March 31, 2015, we had revenue of $479.0 million and income from operations of $52.6 million. In our fiscal year ended March 31, 2015, our revenue increased by $82.1 million, or 20.7%, to $479.0 million, as compared to $396.9 million in our fiscal year ended March 31, 2014. Our net income increased from $34.4 million in our fiscal year ended March 31, 2014 to $42.4 million in our fiscal year ended March 31, 2015.

        The key drivers of the increase in revenue in our fiscal year ended March 31, 2015, as compared to our fiscal year ended March 31, 2014, were as follows:

  •
  Broad based revenue growth among our clients existing at March 31, 2014, particularly our non- top ten clients collectively

  •
  Broad based revenue growth within our communication and technology ("C&T") and banking financial services and insurance ("BFSI") industry groups

  •
  Broad based growth in all geographies

  •
  Revenue generated from clients acquired by us in the acquisition of OSB Consulting LLC ("OSB") on November 1, 2013 and TradeTech Consulting Scandinavia AB and its subsidiaries ("TradeTech") on January 2, 2014

        The key drivers of our increase in net income in our fiscal year ended March 31, 2015, as compared to our fiscal year ended March 31, 2014, were as follows:

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

        High repeat business and client concentration are common in our industry. During the fiscal year ended March 31, 2015, 87% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

        For the fiscal years ended March 31, 2015, 2014 and 2013, we generated 55%, 56%, and 58%, respectively, of revenue from application outsourcing and 45%, 44% and 42%, respectively, of revenue from consulting services. We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 37%, 28%, and 18% of total revenue for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The revenue earned from fixed-price contracts reflects our clients' preferences during the fiscal years ended March 31, 2015, 2014 and 2013.

        At March 31, 2015, we had cash and cash equivalents, short-term and long-term investments of $235.9 million as compared to $200.7 million at March 31, 2014. The increase related primarily to our growth in income from operations.

        From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. For instance, we acquired the business and assets of OSB Consulting LLC, a New Jersey limited liability company ("OSB") on November 1, 2013 to extend our service offerings to include a broader set of finance transformation services in the financial services and insurance domains, to existing and new clients. Additionally, on January 2, 2014, we acquired all of the outstanding stock of TradeTech Consulting Scandinavia AB and its subsidiaries ("TradeTech") to expand our position within the banking, financial services and insurance industries by increasing our asset management and treasury services domain and technology expertise, as well as expanding our global presence into the Nordics. To strengthen our infrastructure management services ("IMS") practice and solution offerings and enable us to deliver network operating center ("NOC") support through nearshore facilities, as well as IMS services globally, on April 1, 2015, we acquired all of the outstanding shares of Apparatus, Inc., a leading provider of end-to-end IT IMS headquartered in Indianapolis, Indiana ("Apparatus"). We expect that for our long-term growth, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.

        For the fiscal year ending March 31, 2016, we expect the following factors, among others, to affect our business and our operating results:

  •
  Demand from our clients particularly for millennial and transformational solutions and outsourcing services

  •
  Foreign currency volatility

  •
  Impact of an increased effective income tax rate as a result of a higher tax rate in India and geographical mix of our profits

        For the fiscal year ending March 31, 2016, we plan to:

  •
  Invest in millennial and domain-led transformational solutions within core verticals like banking, healthcare, insurance and telecommunications

  •
  Continue our focus on client acquisition and expansion of revenue gained from existing clients, particularly our non- top ten clients

  •
  Leverage our expertise in customer experience management, business process management, user interface ("UI")/user experience ("UX") and SAP

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

  •
  Pursue opportunistic acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise, and / or service offerings

        As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2015, we finished the fiscal year with a total headcount of 9,247 as compared with a total headcount of 8,054 for the fiscal year ended March 31, 2014. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2015, our voluntary attrition rate was 14.7%, while our involuntary attrition rate was 3.7%. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

        We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. As of March 31, 2015 and March 31, 2014 our DSO remains unchanged at 74 days.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have remained relatively stable subject to foreign currency exchange fluctuation and inclusive of a significant discount given to one of our largest customers for our fiscal year ended March 31, 2015 as compared to our fiscal year ended March 31, 2014. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in our fiscal year ended March 31, 2015 as compared to our fiscal year ended March 31, 2014, primarily driven by competition.

  •
  Utilization rate indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period divided by the total number of available hours of our IT professionals in a given period, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's target for the utilization rate is in the low 80% range. Our utilization rates were 81%, 83% and 78% for the fiscal years ended March 31, 2015, 2014 and 2013 respectively. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the targeted range may also indicate that there are insufficient IT professionals to staff existing or future engagements, which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. Our voluntary attrition rate was 14.7%, while our involuntary attrition rate was 3.7%, for the fiscal year ended March 31, 2015. Our voluntary attrition rate was 14.8% for the fiscal year ended March 31, 2014, while our involuntary attrition rate was 4.7% for the same fiscal year.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 26.1% and 25.1% for the fiscal years ended March 31, 2015 and 2014, respectively. Our effective tax rate was impacted by the mix of income by jurisdiction, non-deductible stock-based compensation and increases of uncertain tax positions identified during the fiscal year ended March 31, 2015. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

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

Sources of revenue

        We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2015, collectively, our five largest and ten largest clients accounted for 40% and 52% of our revenue, respectively. Our two largest clients accounted for 12% and 11% respectively, of our revenue for the fiscal year ended March 31, 2015. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2015, 67% of our revenue was generated in North America, 27% in Europe and 6% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2015, the percentage of revenue from time-and-materials and fixed-price contracts was 63% and 37%, respectively.

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

        Our unit pricing is driven by business need, delivery timeframes, complexity of the engagement, operating differences (such as onsite/offshore ratio), competitive environment and engagement size or volume. As a pricing strategy to encourage clients to increase the volume of services that we provide to them, we, on occasion may offer volume discounts or longer payment terms. We manage our business carefully to protect our account margins and our overall profit margins. We find that our clients generally purchase on the basis of total value, rather than on minimum cost, considering all of the factors listed above.

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

        The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 20% and 21% of total hours billed in each of the fiscal years ended March 31, 2015 and 2014, respectively, while the revenue from resources located onsite and offshore accounted for 54% and 46% respectively in the fiscal year ended March 31, 2015, and 53% and 47% respectively during the fiscal year ended March 31, 2014. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States, the United Kingdom and Europe as compared to work performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

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

Operating expenses

        Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2015, 2014, and 2013, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

        Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in time deposits, money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies, except for Hungary which operates in the euro. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee, Swedish Krona ("SEK"), euro and U.K. pound sterling against the U.S. dollar on intercompany transactions. We place our cash in liquid investments at highly-rated financial institutions based on our investment policy approved by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

        Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia and Sweden. In the fiscal year ended March 31, 2015, our effective tax rate was impacted by the mix of income by jurisdiction and availability and term of certain tax holidays identified during the fiscal year ended March 31, 2015. Historically, we have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we operate. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2015 and 2014 by $5.0 million and $4.5 million, respectively. However, our tax expense increased by $3.4 million in the fiscal year ended March 31, 2015 compared to our tax expense for our fiscal year ended March 31, 2014 due to the increase in income from operations in high tax jurisdictions, increased nondeductible stock-based compensation, partially offset by statutory rate changes and other discrete adjustments. Increases in our effective tax rate, or a high effective tax rate, has a negative effect on our earnings in future periods.

        Our effective tax rate was 26.1% and 25.1% for each of the fiscal years ended March 31, 2015 and 2014 respectively. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India, Sri Lanka and Malaysia. We expect our effective tax rate to increase as a result of a higher tax rate in India and geographical mix of our profits.

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

Valuation and impairment of investments and/or marketable securities

        We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2015 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses and we expect to recover the entire amortization cost basis of the security. At March 31, 2015, we believe that all impairments of investment securities are temporary in nature.

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

        For our goodwill impairment analysis, we operate under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. If the market capitalization is not sufficiently in excess of our book value, we will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. We completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2015 and determined that there was no impairment. We continue to closely monitor our market capitalization. If our market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that we may be required to record an impairment of goodwill either as a result of the annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

        We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. We have located new development centers in areas designated as Special Economic Zones ("SEZ") to secure tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. During the fiscal year ending March 31, 2013, we elected the tax holiday for our SEZ Co-developer located in Hyderabad, India for a period of 10 years. Our India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 33.99%. Our Sri Lanka subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment ("BOI") which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Although we believe we have met the job creation requirements, if the BOI concludes otherwise, this would jeopardize the maximum benefits from this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce our net income.

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

Results of operations

Fiscal year ended March 31, 2015 compared to fiscal year ended March 31, 2014

        The following table presents an overview of our results of operations for the fiscal years ended March 31, 2015 and 2014:

	Fiscal Year Ended March 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Revenue	$478,986	$396,933	$82,053	20.7%
Costs of revenue	304,422	250,533	53,889	21.5%

Gross profit	174,564	146,400	28,164	19.2%
Operating expenses	121,996	103,988	18,008	17.3%

Income from operations	52,568	42,412	10,156	23.9%
Other income	4,832	3,512	1,320	37.6%

Income before income tax expense	57,400	45,924	11,476	25.0%
Income tax expense	14,954	11,549	3,405	29.5%

Net income	$42,446	$34,375	$8,071	23.5%

Revenue

        Revenue increased by 20.7%, or $82.1 million, from $396.9 million during the fiscal year ended March 31, 2014 to $479.0 million in the fiscal year ended March 31, 2015, due primarily to broad based growth, particularly our non-top ten clients, and revenue from the TradeTech and OSB acquisitions of $20.5 million. Revenue from clients existing as of March 31, 2014, increased by $47.5 million, and revenue from new clients was $34.6 million during the fiscal year ended March 31, 2015, as compared to the fiscal year ended March 31, 2014. Revenue from North American clients increased by $41.0 million, or 14.7%, as compared to the fiscal year ended March 31, 2014. Revenue from European clients in the fiscal year ended March 31, 2015 increased by $32.7 million, or 33.7%, as compared to the fiscal year ended March 31, 2014. Revenue growth was led by C&T and BFSI industry groups, which increased by 32% and 19% respectively, in the fiscal year ended March 31, 2015 as compared to the fiscal year ended March 31, 2014. Our number of clients increased from 104 at March 31, 2014 to 114 at March 31, 2015.

Costs of revenue

        Costs of revenue increased from $250.5 million in the fiscal year ended March 31, 2014 to $304.4 million in the fiscal year ended March 31, 2015, an increase of $53.9 million, or 21.5%, which includes a foreign currency benefit of $5.0 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $35.6 million. The increased costs of revenue are also due to increase in subcontractor costs of $13.5 million, and an increase of $4.3 million in travel expenses. At March 31, 2015, we had 8,229 IT professionals as compared to 7,192 at March 31, 2014.

Gross profit

        Our gross profit increased by $28.2 million or 19.2%, to $174.6 million for the fiscal year ended March 31, 2015 as compared to $146.4 million in the fiscal year ended March 31, 2014 primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals and use of subcontractors. As a percentage of revenue, our gross margin was 36.4% and 36.9% in the fiscal years ended March 31, 2015 and 2014, respectively.

Operating expenses

        Operating expenses increased from $104.0 million in the fiscal year ended March 31, 2014 to $122.0 million in the fiscal year ended March 31, 2015, an increase of $18.0 million, which includes a foreign currency benefit of $2.5 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $12.2 million in compensation related expenses, $4.3 million in facilities expenses, an increase of $1.0 million in travel expenses, an increase of $1.4 million in professional services, partially offset by decrease in bad debt expense of $0.9 million. As a percentage of revenue, our operating expenses decreased from 26.2% in the fiscal year ended March 31, 2014 to 25.5% in the fiscal year ended March 31, 2015.

Income from operations

        Income from operations increased from $42.4 million in the fiscal year ended March 31, 2014 to $52.6 million in the fiscal year ended March 31, 2015, an increase of $10.2 million or 23.9%. This increase in income from operations resulted primarily from higher gross profit and our operating expenses being allocated over a larger revenue base. As a percentage of revenue, income from operations increased from 10.7% in the fiscal year ended March 31, 2014 to 11.0% in the fiscal year ended March 31, 2015.

Other income

        Other income increased from $3.5 million in the fiscal year ended March 31, 2014 to $4.8 million in the fiscal year ended March 31, 2015. The increase is primarily attributed to an increase in interest income of $1.5 million reflecting larger cash and investment balances.

Income tax expense

        We had income tax expense of $15.0 million and $11.5 million for the fiscal years ended March 31, 2015 and 2014, respectively. Our effective tax rate was 26.1% and 25.1% for the fiscal years ended March 31, 2015 and 2014, respectively. The increase in the effective tax rate was primarily driven by geographical mix of operating profits and non-deductible stock-based compensation.

Net income

        Net income for the fiscal year ended March 31, 2015 was $42.4 million, an increase of 23.5% or $8.0 million compared to net income of $34.4 million for the fiscal year ended March 31, 2014 due in part to higher revenue partially offset by higher cost of revenue and increased operating expenses, which were leveraged over a larger revenue base.

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

Revenue

        Revenue increased by 19.1%, or $63.7 million, from $333.2 million during the fiscal year ended March 31, 2013 to $396.9 million in the fiscal year ended March 31, 2014, due primarily to broad based growth in all of our clients, particularly our non-top ten clients, and revenue from the TradeTech and OSB acquisitions. Revenue from clients existing as of March 31, 2013, increased by $35.2 million, and revenue from new clients was $28.5 million during the fiscal year ended March 31, 2014, as compared to the fiscal year ended March 31, 2013. Revenue from North American clients increased by $27.1 million, or 10.8%, as compared to the fiscal year ended March 31, 2013. Revenue from European clients in the fiscal year ended March 31, 2014 increased by $31.3 million, or 47.6%, as compared to the fiscal year ended March 31, 2013. Revenue growth was led by C&T and BFSI industry groups, which increased by 37% and 15% respectively, in the fiscal year ended March 31, 2014 as compared to the fiscal year ended March 31, 2013. Our number of clients increased from 92 at March 31, 2013 to 104 at March 31, 2014, including clients from our acquisition of TradeTech.

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

Non-GAAP Financial Measures

        We include certain non-GAAP financial metrics as defined by Regulation G by the Securities and Exchange Commission. These non-GAAP financial metrics are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial metrics calculated in accordance with GAAP, and may be different from non-GAAP metrics used by other companies. In addition, these non-GAAP metrics should be read in conjunction with our financial statements prepared in accordance with GAAP.

        We believe the following financial metrics will provide additional insights to measure the operational performance of our business.

  •
  We present the following consolidated statement of income metrics that exclude acquisition-related charges, stock-based compensation expense and foreign currency transaction gains and losses to provide further insights into the comparison of our operating results among the periods, as well as enhancing comparability with the operating results of peer companies:

    •
    Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income, excluding stock-based compensation expense and acquisition-related charges

    •
    Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

    •
    Non-GAAP net income: net income, as reported on our consolidated statements of income, excluding the tax adjusted impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

    •
    Non-GAAP diluted earnings per share: diluted earnings per share, as reported on our consolidated statements of income, excluding tax adjusted per share impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

        The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the years ended March 31:

	Fiscal Year Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
GAAP income from operation	$52,568	$42,412
Add: Stock-based compensation expense	11,098	8,166
Add: Acquisition-related charges(1)	4,674	4,275

Non-GAAP income from operations	$68,340	$54,853

GAAP operating margin	11.0%	10.7%
Effect of above adjustments to income from operations	3.3%	3.1%

Non-GAAP operating margin	14.3%	13.8%

GAAP net income	$42,446	$34,375
Add: Stock-based compensation expense	11,098	8,166
Add: Acquisition-related charges(1)	4,674	4,275
Add: Foreign currency transaction (gains) losses(2)	357	396
Tax adjustments(3)	(4,202)	(3,228)

Non-GAAP net income	$54,373	$43,984

GAAP diluted earnings per share	$1.44	$1.27
Effect of stock-based compensation expense	0.28	0.23
Effect of acquisition-related charges(1)	0.12	0.12
Effect of foreign currency transaction (gains) losses(2)	0.00	0.01

Non-GAAP diluted earnings per share	$1.84	$1.63

(1)
Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs.

(2)
Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)
Tax adjustments reflect the tax effect of the non-GAAP adjustments using the effective tax rate for the respective periods.

Liquidity and capital resources

        We have financed our operations primarily from sales of shares of common stock and from cash from operations. For instance, on January 14, 2014, we completed an underwritten public offering of 2,645,000 shares of our common stock for net proceeds of approximately $86.2 million after deducting commissions and transaction expenses and after giving effect to the reimbursement of certain transactional expenses for which the underwriters have agreed to reimburse us.

        On April 1, 2015, we entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among Virtusa, Apparatus, Inc. an Indiana corporation ("Apparatus"), the majority stock holder of Apparatus ("Major Stockholder") and the other stockholders (collectively with the Major Stockholder, the "Sellers"), to acquire all of the issued and outstanding stock of Apparatus (the "Acquisition"). We also completed the Acquisition on April 1, 2015, and Apparatus is now a wholly-owned subsidiary of the Company.

        Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34,200 in cash, subject to post-closing working capital adjustments. The purchase price is also subject to adjustment after the closing by up to an additional $1,700 in earn-out consideration to the Sellers, and an additional payment of approximately $1,500 ("Bonus Pool") in the form of variable cash compensation to certain Apparatus employees, in each case, in the event of Apparatus' achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. We deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers' indemnification obligations under the Stock Purchase Agreement. Virtusa, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement. The Stock Purchase Agreement also contains non-solicitation and non-competition provisions pursuant to which the Sellers agreed not to solicit any employee or affiliate or client of the Virtusa and, in the case of the Major Stockholder, to also not engage in any competitive business or activities, in each case, for a period of three years after the date of closing of the transaction.

        In connection with the Acquisition, we offered employment to all of Apparatus' employees. In addition to the Bonus Pool, we also agreed to issue an aggregate of up to $3,500 in shares of restricted stock from our 2007 Plan, not to exceed 93,333 shares, to certain Apparatus employees. The shares will vest annually over a four year period.

        On December 31, 2013, we entered into an amended and restated credit agreement with JPM expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. We are in compliance with all covenants under this credit agreement. On January 14, 2014, we repaid the $20.0 million in outstanding borrowings from the proceeds of our underwritten public offering. At March 31, 2015, there were no borrowings outstanding under the credit facility.

        At March 31, 2015, we had approximately $235.9 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $99.2 million of cash, cash equivalents, and short term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to substantial taxes and the change in such intent could have a material adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. We estimate that it could cost us as much as $31.3 million to repatriate cash back to the United States. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments.

        Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2015, we sold $28.3 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2015. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

        We expect capital expenditures made in the normal course of business during the fiscal year ended March 31, 2016, without regarding to any past or future acquisitions, to be consistent with our historical capital expenditures.

Cash flows

        The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$48,917	$48,919	$22,753
Net cash used for investing activities	(10,077)	(113,044)	(23,705)
Net cash provided by financing activities	5,225	91,740	494
Effect of exchange rates on cash	(2,024)	(2,053)	(448)

Net increase (decrease) in cash and cash equivalents	42,041	25,562	(906)
Cash and cash equivalents, beginning of fiscal year	82,761	57,199	58,105

Cash and cash equivalents, end of fiscal year	$124,802	$82,761	$57,199

Net cash provided by operating activities

        Net cash provided by operating activities was $48.9 million during the fiscal years ended March 31, 2015 and 2014. During the fiscal year ended March 31, 2015, the primary drivers compared to the fiscal year ended March 31, 2014 were an increase in net income of $8.1 million, primarily offset by a decrease of $8.0 million in working capital.

        Net cash provided by operating activities was $48.9 million during the fiscal year ended March 31, 2014 as compared to $22.8 million during the fiscal year ended March 31, 2013. This increase was primarily attributable to an increase in net income of $6.0 million, an increased change in accounts receivable of $16.6 million, an increased change in accrued employee compensation of $5.9 million, an increased change in income tax payable $3.3 million, an increased change in deferred income taxes of $3.5 million, and an increase in depreciation, amortization and share based compensation of $4.7 million. These were partially offset by a decreased change in accrued liabilities of $6.6 million, a decreased change in other long term assets and liabilities by $2.0 million, an increase in excess tax benefits from stock option exercises of $2.4 million, a decreased change in accounts payable of $1.8 million, and a decreased change in prepaid expenses and other current assets of $1.4 million.

Net cash used for investing activities

        Net cash used for investing activities was $10.1 million during the fiscal year ended March 31, 2015 as compared to $113.0 million during the fiscal year ended March 31, 2014. The change was primarily due to net proceeds of investments of $4.5 million during the fiscal year ended March 31, 2015 as compared to net purchases of investments of $81.9 million for the fiscal year ended March 31, 2014, reflecting the investment of proceeds from our issuance of common stock during the fiscal year ended March 31, 2014. In addition, during the fiscal year ended March 31, 2015, there was a decrease in cash used for business acquisitions of $18.8 million partially offset by an increase in cash used for the purchase of property and equipment of $7.2 million.

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

Net cash provided by financing activities

        Net cash provided by financing activities was $5.2 million during the fiscal year ended March 31, 2015, as compared to $91.7 million during the fiscal year ended March 31, 2014. The decrease in cash provided by financing activities is primarily due to proceeds from issuance of common stock of $86.2 million during the fiscal year ended March 31, 2014.

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

Contractual obligations

        We have no long term debt and have various contractual obligations and commercial commitments. The following table sets forth our future contractual obligations and commercial commitments at March 31, 2015.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5+ Years
	(In thousands)
Operating lease obligations(1)	$24,804	$7,502	$12,666	$3,311	$1,325
Capital lease obligations(2)	303	118	173	12	—
Contingent Consideration(3)	2,432	2,432	—	—	—
Defined benefit plans(4)	11,332	775	1,487	2,268	6,802
Capital and other purchase commitments(5)	3,255	3,255	—	—	—

Total	$42,126	$14,082	$14,326	$5,591	$8,127

(1)
Our obligations under our operating leases consist of future payments related to our real estate leases.

(2)
Capital lease relates to purchase of vehicles.

(3)
Relates to the OSB acquisitions

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

        As of March 31, 2015, we had $0.5 million of unrecognized tax benefits. This represents the tax benefits associated with tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

Off-balance sheet arrangements

        We do not have any investments in special purpose entities or undisclosed borrowings or debt.

        We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee, the U.K. pound sterling, the euro and the Swedish Krona as described below and in "Quantitative and Qualitative Disclosures about Market Risk."

        We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Quantitative and Qualitative Disclosures about Market Risk." From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, euro and Swedish Krona against the U.S. dollar, or the U.K. pound sterling against the Sri Lankan rupee, and other multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances as well as to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

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

        In June 2014, the FASB issued ASU No. 2014-12—"Stock Compensation—Accounting for Share-Based Payments In some cases, the terms of an award may provide that a performance target that affects vesting could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. A performance target that affects vesting and that could be achieved after an employee's requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU does not have an impact on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on foreign currency denominated assets as well as revenue and forecasted expenses. Certain of these contracts meet the criteria for hedge accounting as cash flow hedges. We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our consolidated balance sheets, consolidated statements of income and operating cash flows from all foreign currencies, including most significantly the Indian rupee, the U.K. pound sterling, the euro and the Sri Lankan rupee.

        We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges, designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses over a rolling 36 month period. As of March 31, 2015, the notional value of these contracts was $121.4 million. The outstanding contracts as of March 31, 2015 are scheduled to mature each month through December 29, 2017. At March 31, 2015, the net unrealized gain on our outstanding cash flow hedge contracts was $2.8 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2015, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $12.3 million.

Interest rate risk

        We had no debt outstanding at March 31, 2015. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At March 31, 2015, we had $235.9 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper and corporate debts. Our investments in debt securities are classified as "available-for-sale" and are recorded at fair value. Our "available-for-sale" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2015 would impact the net fair value of such interest sensitive financial instruments by $0.5 million.

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

        We have audited the accompanying consolidated balance sheets of Virtusa Corporation and Subsidiaries (the Company) as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and Subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virtusa Corporation and Subsidiaries' internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 20, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
May 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation and Subsidiaries:

        We have audited Virtusa Corporation and Subsidiaries' internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virtusa Corporation and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Virtusa Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virtusa Corporation and Subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2015, and our report dated May 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 20, 2015

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$124,802	$82,761
Short-term investments	90,414	55,888
Accounts receivable, net of allowance of $881 and $1,130 at March 31, 2015 and 2014, respectively	75,431	64,662
Unbilled accounts receivable	27,914	26,548
Prepaid expenses	7,428	9,036
Deferred income taxes	7,639	6,610
Restricted cash	45	2,662
Other current assets	13,565	11,922

Total current assets	347,238	260,089
Property and equipment, net	37,988	35,346
Long-term investments	20,732	62,015
Deferred income taxes	4,764	4,651
Goodwill	50,360	53,448
Intangible assets, net	21,909	28,661
Other long-term assets	6,746	5,215

Total assets	$489,737	$449,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,693	$11,002
Accrued employee compensation and benefits	26,915	27,175
Accrued expenses and other	23,762	27,299
Income taxes payable	1,834	1,294

Total current liabilities	61,204	66,770
Deferred income taxes	1,996	2,744
Long-term liabilities	2,762	5,841

Total liabilities	65,962	75,355

Commitments and contingencies (See Note 16)
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2015 and 2014, respectively; Issued zero shares at March 31, 2015 and 2014, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2015 and 2014, respectively; Issued 30,854,979 and 30,263,243 shares at March 31, 2015 and 2014, respectively; Outstanding 28,998,276 and 28,406,540 shares at March 31, 2015 and 2014, respectively	309	303
Treasury stock, 1,856,703 common shares, at cost, at March 31, 2015 and 2014, respectively	(9,652)	(9,652)
Additional paid-in capital	283,178	269,511
Retained earnings	184,068	141,622
Accumulated other comprehensive loss	(34,128)	(27,714)

Total stockholders' equity	423,775	374,070

Total liabilities, undesignated preferred stock and stockholders' equity	$489,737	$449,425

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2015	2014	2013
Revenue	$478,986	$396,933	$333,175
Costs of revenue	304,422	250,533	215,866

Gross profit	174,564	146,400	117,309

Operating expenses:
Selling, general and administrative expenses	121,996	103,988	84,450

Income from operations	52,568	42,412	32,859
Other income (expense):
Interest income	5,264	3,726	2,977
Foreign currency transaction gains (losses)	(357)	(396)	(68)
Other, net	(75)	182	91

Total other income	4,832	3,512	3,000

Income before income tax expense	57,400	45,924	35,859
Income tax expense	14,954	11,549	7,461

Net income	$42,446	$34,375	$28,398

Basic earnings per share	$1.48	$1.32	$1.14

Diluted earnings per share.	$1.44	$1.27	$1.11

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2015	2014	2013
Net income	$42,446	$34,375	$28,398
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(12,312)	(6,335)	(3,809)
Pension plan adjustment, net of tax effect of $(12), $0, $0	(354)	202	(78)
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $21, $(28), $0	36	(51)	5
Unrealized gain (loss) on effective cash flow hedges, net of tax effect of $2,017 $(785), $1,506	6,216	(2,816)	3,511

Other comprehensive loss	$(6,414)	$(9,000)	$(371)

Comprehensive income	$36,032	$25,375	$28,027

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except per share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss
					Additional Paid-in Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2012	26,553,299	$266	(1,759,388)	$(8,244)	$165,646	$78,849	$(18,343)	$218,174
Proceeds from the exercise of stock options and vesting of restricted stock	480,519	4	—	—	2,165	—	—	2,169
Restricted stock awards withheld for tax	—	—	—	—	(1,390)	—	—	(1,390)
Share based compensation	—	—	—	—	5,876	—	—	5,876
Repurchase of common stock	—	—	(97,315)	(1,408)	—	—	—	(1,408)
Excess tax benefits from stock option exercises	—	—	—	—	759	—	—	759
Other comprehensive loss	—	—	—	—	—	—	(371)	(371)
Net income	—	—	—	—	—	28,398	—	28,398

Balance at March 31, 2013	27,033,818	$270	(1,856,703)	$(9,652)	$173,056	$107,247	$(18,714)	$252,207

Proceeds from the exercise of stock options and vesting of restricted stock	584,425	6	—	—	2,569	—	—	2,575
Proceeds from issuance of common stock	2,645,000	27			86,200	—	—	86,227
Restricted stock awards withheld for tax	—	—	—	—	(3,678)	—	—	(3,678)
Share based compensation	—	—	—	—	8,166	—	—	8,166
Repurchase of common stock	—	—	—	—	—	—	—	—
Excess tax benefits from stock option exercises	—	—	—	—	3,198	—	—	3,198
Other comprehensive loss	—	—	—	—	—	—	(9,000)	(9,000)
Net income	—	—	—	—	—	34,375	—	34,375

Balance at March 31, 2014	30,263,243	$303	(1,856,703)	$(9,652)	$269,511	$141,622	$(27,714)	$374,070

Proceeds from the exercise of stock options and vesting of restricted stock	591,736	6	—	—	2,734	—	—	2,740
Restricted stock awards withheld for tax	—	—	—	—	(4,857)	—	—	(4,857)
Share based compensation	—	—	—	—	11,098	—	—	11,098
Excess tax benefits from stock option exercises	—	—	—	—	4,692	—	—	4,692
Other comprehensive loss	—	—	—	—	—	—	(6,414)	(6,414)
Net income	—	—	—	—	—	42,446	—	42,446

Balance at March 31, 2015	30,854,979	$309	(1,856,703)	$(9,652)	$283,178	$184,068	$(34,128)	$423,775

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2015	2014	2013
Cash provided by operating activities:
Net income	$42,446	$34,375	$28,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,552	11,502	9,040
Share-based compensation expense	11,098	8,166	5,876
Reversal of contingent consideration	(1,833)	—	—
Provision for doubtful accounts, net	(134)	750	193
Loss (gain) on disposal of property and equipment	127	53	(100)
Deferred income taxes, net	(2,969)	1,618	(1,836)
Foreign currency losses, net	357	396	68
Amortization of discounts and premiums on investments	1,242	—	—
Excess tax benefits from stock option exercises	(4,692)	(3,198)	(759)
Net changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(17,128)	(3,429)	(19,462)
Prepaid expenses and other current assets	4,497	(4,905)	(3,501)
Other long-term assets	(603)	(1,598)	471
Accounts payable	(212)	(228)	1,604
Accrued employee compensation and benefits	(4,385)	4,452	(1,440)
Accrued expenses and other	4,774	(2,717)	3,883
Income taxes payable	1,553	3,886	550
Other long-term liabilities	1,227	(204)	(232)

Net cash provided by operating activities	48,917	48,919	22,753

Cash flows used for investing activities:
Proceeds from sale of property and equipment	160	80	117
Purchase of short-term investments	(14,075)	(23,313)	(13,676)
Proceeds from sale or maturity of short-term investments	38,696	10,802	12,717
Purchase of long-term investments	(33,720)	(70,151)	(11,303)
Proceeds from sale or maturity of long-term investments	13,612	800	1,258
Business acquisitions, net of cash acquired	(2,660)	(21,460)	(2,775)
Decrease (Increase) in restricted cash	2,639	(2,320)	2,544
Purchase of property and equipment	(14,729)	(7,482)	(12,587)

Net cash used for investing activities	(10,077)	(113,044)	(23,705)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	2,740	2,575	2,169
Proceeds from issuance of common stock	—	86,227	—
Repurchases of common stock	—	—	(1,408)
Borrowings on revolving credit facility	—	20,000	—
Repayment of revolving credit facility	—	(20,000)	—
Payment of debt issuance costs	—	(242)	—
Payment of contingent consideration related to acquisitions	(2,087)	—	—
Principal payments on capital lease obligation	(120)	(18)	(1,026)
Excess tax benefits from stock option exercises	4,692	3,198	759

Net cash provided by financing activities	5,225	91,740	494

Effect of exchange rate changes on cash and cash equivalents	(2,024)	(2,053)	(448)

Net increase (decrease) in cash and cash equivalents	42,041	25,562	(906)
Cash and cash equivalents, beginning of year	82,761	57,199	58,105

Cash and cash equivalents, end of year	$124,802	$82,761	$57,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$13	$73
Cash receipts from interest	$5,177	$3,337	$2,740
Cash paid for income tax	$12,696	$10,063	$8,426
Non cash investing activities
Assets acquired under capital lease	$269	$142	$37

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1) Nature of the Business

        Virtusa Corporation (the "Company" or "Virtusa") is a global information technology services company. The Company uses an enhanced global delivery model to provide end-to-end information technology ("IT") services to Global 2000 companies. These services include IT and business consulting, user experience ("UX") design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost-effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Sweden, Germany, Netherlands and Austria and global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore center in the United States.

(2) Summary of Significant Accounting Policies

(a)
Principles of Consolidation

        The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited and Virtusa Technologies (India) Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany, Virtusa Switzerland GmbH, organized and located in Switzerland, Virtusa Singapore Private Limited, organized and located in Singapore, Virtusa Malaysia Private Limited Company located in Malayisa, Virtusa Austria GmbH, organized and located in Austria, Virtusa Philippines Inc. located in the Philippines, TradeTech Consulting Scandinavia AB located in Sweden and Virtusa Canada, Inc., a corporation organized under the laws of British Columbia, Canada. All intercompany transactions and balances have been eliminated in consolidation.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(c)
Foreign Currency Translation

        The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which the subsidiary operates except for Hungary, which operates in the euro. Operating and capital expenditures of the Company's subsidiaries located in India, Sri Lanka, the Netherlands, Singapore, Malaysia, the Philippines, Germany, Austria, Sweden and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

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

(d)
Derivative Instruments and Hedging Activities

        The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income, net of taxes, until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized immediately in the consolidated statements of income.

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

(e)
Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with a remaining maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2015, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $112 and $2,755 at March 31, 2015 and 2014, respectively. During the fiscal year March 31, 2015 the Company released $684 and $1,976 which were held back related to the acquisition of

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

OSB Consulting LLC ("OSB") and TradeTech Consulting Scandinavia AB ("TradeTech"), respectively. Restricted cash also includes restricted deposits with banks to secure the import of computer and other equipment, bank guarantees associated with the construction of the Company's facility in India and Sri Lanka.

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

        The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2015 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. At March 31, 2015, the Company believes that all impairments of investment securities are temporary in nature.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2015 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

(h)
Fair Value of Financial Instruments

        At March 31, 2015 and 2014 the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See note 7 for a discussion of the fair value of the Company's other financial instruments.

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

        At March 31, 2015, two clients accounted for 13% and 10% respectively, of gross accounts receivable. At March 31, 2014, one client accounted for 10% of gross accounts receivable. Revenue from significant clients as a percentage of the Company's consolidated revenue was as follows:

	Year Ended March 31,
	2015	2014	2013
Customer A	12%	13%	11%
Customer B	11%	13%	14%
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

(l)
Internally-Developed Software

        The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to ten years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2015 and 2014, capitalized software development costs, which include software development work in progress, were approximately $7,302 and $5,603, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2015, 2014 and 2013, amortization of capitalized software development costs amounted to approximately $706, $733 and $351, respectively.

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

        Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $10,877, $5,921 and $7,001 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenue and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

        Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $430, $255 and $204 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

        General and administrative expenses include other operating items such as officers' and administrative personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, provision for doubtful accounts, depreciation and amortization, including amortization of purchased intangibles and operating lease expenses.

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

	Year Ended March 31,
	2015	2014	2013
Costs of revenue	$1,121	$912	$718
Selling, general and administrative expenses	9,977	7,254	5,158

Total share-based compensation expense	$11,098	$8,166	$5,876

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2015	2014	2013
Risk-free interest rate	1.62%	1.31%	0.88%
Expected term (in years)	5.02	5.60	6.15
Anticipated common stock volatility	42.59%	52.31%	62.53%
Expected dividend yield	0%	0%	0%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. For the fiscal years ended March 31, 2015 and 2014 the Company's volatility assumption is based on the historical volatility rates of the Company's common stock from exchange traded shares over periods commensurate with the expected term of each grant. For the fiscal year ended March 31, 2013 the Company's volatility assumption is based on the historical volatility rates of the common stock of its publicly held peers over periods commensurate with the expected term of each grant.

        The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, for the fiscal years ended March 31, 2015 and 2014, the expected term of our options is based on historical employee exercise patterns. For fiscal year ended March 31, 2013 the Company had elected to use the "simplified" method of determining the expected term or life of its share-based awards due to the Company's limited trading history. The fair value of restricted awards and deferred stock awards is determined based on the number of stock awards granted and the quoted price of our stock at date of grant.

        As of March 31, 2015, there was $14,988 of total unrecognized compensation cost related to unvested stock options, restricted stock awards and deferred stock awards granted under the Company's Amended and Restated 2000 Option Plan and the Company's 2007 Stock Option and Incentive Plan (see note 11 for a more complete description of these plans). The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 1.59 years.

(q)
Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. The allowance for doubtful accounts is determined by evaluating the relative credit worthiness of each client, historical collections experience and other information, including the aging of the receivables. We evaluate the collectability of our accounts receivables on an on-going basis and write-off accounts when they are deemed to be uncollectible.

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

        In June 2014, the FASB issued ASU No. 2014-12—"Stock Compensation—Accounting for Share-Based Payments In some cases, the terms of an award may provide that a performance target that affects vesting could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. A performance target that affects vesting and that could be achieved after an employee's requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU does not have an impact on the consolidated financial statements.

(3) Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including the dilutive impact of common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs, unvested restricted stock, net of shares assumed to have been purchased with the proceeds, using the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(3) Earnings per Share (Continued)

treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the periods set forth below:

	Year Ended March 31,
	2015	2014	2013
Numerators:
Net income available to common stockholders	$42,446	34,375	$28,398
Denominators:
Weighted average common shares outstanding	28,753,102	26,116,516	24,937,162
Dilutive effect of employee stock options and unvested restricted stock awards	794,883	842,864	683,470
Dilutive effect of stock appreciation rights	7,639	13,621	18,207

Weighted average shares—diluted	29,555,624	26,973,001	25,638,839

Basic earnings per share	$1.48	$1.32	$1.14

Diluted earnings per share	$1.44	$1.27	$1.11

        During the fiscal years ended March 31, 2015, 2014, and 2013, unvested restricted stock and options to purchase 21,629, 29,766 and 450,299 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Acquisitions

        On November 1, 2013, the Company acquired substantially all of the business and assets of OSB pursuant to an asset purchase agreement dated November 1, 2013 (the "Asset Purchase Agreement") by and among OSB and the sole member of OSB. The acquisition of OSB extends the Company's service offerings to include a broader set of finance transformation services in the financial services and insurance domains, to existing and new clients, including service offerings targeted to enable clients to automate their finance and accounting processes, reporting capabilities, including SAP based capabilities, and regulatory compliance programs.

        The purchase price was $6,840 in cash. Ten percent of the purchase price was subject to a hold back by the Company for a period of 12 months as security for the sellers' indemnification obligations under the Asset Purchase Agreement. The purchase price is subject to adjustment after the closing of up to an additional $6,000 in earn-out consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets for the five months ending March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. The fair value of the contingent consideration at March 31, 2015 and March 31, 2014 was $2,432 and $4,042, respectively. During the fiscal year ended March 31, 2015, the Company paid $3,000 earn-out consideration to the sellers of OSB, which represents 100% achievement of the targets for the five months ending March 31, 2014 and the nine months ending December 31, 2014. Changes in fair value of the contingent consideration were $1,390 during the fiscal year ended March 31, 2015 and were recorded to selling, general and administrative expenses. During the fiscal year ended March 31, 2015, the Company paid $684 to OSB with respect to the hold back.

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

        On January 2, 2014, Virtusa International B.V., a wholly owned subsidiary of the Company organized and formed in the Netherlands ("Virtusa BV"), acquired all of the outstanding shares of TradeTech, and its subsidiaries (together with TradeTech, the "TradeTech Group"), pursuant to a share purchase agreement dated as of January 2, 2014 (the "Share Purchase Agreement") by and among Virtusa BV and the shareholders of TradeTech (the "TradeTech Shareholders"). The acquisition is intended to expand the Company's position within the banking, financial services and insurance industries by increasing its asset management and treasury services domain and technology expertise, as well as expanding the Company's global presence into the Nordic countries.

        Under the terms of the Share Purchase Agreement, Virtusa BV acquired all the outstanding shares of TradeTech for $19,555 in cash, as well as up to $4,080 in earn-out consideration subject to the TradeTech Group's achievement of certain revenue and EBITA targets for the 12-month period ending December 31, 2014. At June 30, 2014, the Company determined that the earn-out consideration targets would not be achieved for the 12-month period ending December 31, 2014, resulting in a reduction of $1,833 in the fair value of the recorded earn-out liability for the fiscal year ended March 31, 2015. The fair value of the contingent consideration at March 31, 2015 and 2014 is $0 and $1,883, respectively. The reduction of the entire fair value of the earn-out consideration of $1,833 was recorded as a reduction to selling, general and administration expenses in the fiscal year ended March 31, 2015. Under the terms of the Share Purchase Agreement, 12.5% of the purchase price was also held back and placed into escrow by the Company for a period of 12 months as security for the indemnification obligations of the TradeTech Shareholders. The Company also agreed to issue an aggregate of up to $2,000 in deferred restricted stock awards from the Company's stock option and incentive plan, not to exceed an aggregate of 65,000 shares, to certain of these new TradeTech Group employees. The shares will be recognized as compensation cost over the requisite employee service period. The shares will vest annually over a five year period. During the fiscal year ended March 31, 2015, the Company released $1,976 to TradeTech with respect to the hold back.

(5) Goodwill and Intangible Assets

  Goodwill:

        The Company has one reportable segment at March 31, 2015. The following are details of the changes in goodwill balance at March 31, 2015:

Amount
Balance at April 1, 2014	$53,448
Foreign currency translation adjustments	(3,088)

Balance at March 31, 2015	$50,360

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

        The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $41,834. The acquisition costs and goodwill balance not deductible for tax purposes are $9,917 and relate to the Company's TradeTech acquisition.

        The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2015 and determined that the estimated fair value of the Company's reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

  Intangible Assets:

        The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2015 and March 31, 2014:

	March 31, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$34,070	$12,259	$21,811
Partner relationships	6.5	700	602	98
Trademark	1.0	57	57	—
Backlog	1.0	1,143	1,143	—

	9.0	$35,970	$14,061	$21,909

	March 31, 2014
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$36,410	$8,978	$27,432
Partner relationships	6.5	700	486	214
Trademark	1.0	75	18	57
Backlog	1.0	1,512	554	958

	9.0	$38,697	$10,036	$28,661

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

        The Company's amortization expense related to intangible assets acquired through acquisitions was $4,436, $3,431 and $2,556 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The components included in the gross carrying amounts of amortization expense in the table above reflect the Company's acquisition of all the outstanding stock of Insource Holdings, Inc. and its subsidiaries on November 4, 2009, the Company's purchase of substantially all of the assets of ConVista Consulting LLC, on February 1, 2010, the Company's purchase of substantially all of the assets of ALaS Consulting LLC, on July 1, 2011, the Company's purchase of substantially all of the assets of OSB on November 1, 2013 and the Company's acquisition of all the outstanding stock of TradeTech on January 2, 2014. The intangible assets are being amortized on either a straight-line basis or on an accelerated basis using the most appropriate economic pattern of consumption over their estimated useful lives.

        The estimated amortization expense related to the purchased intangible assets listed in the table above at March 31, 2015 is as follows for the following fiscal years:

Fiscal year	Amount
2016	$3,828
2017	3,732
2018	3,455
2019	2,460
2020	2,453
Thereafter	5,981

Total	$21,909

(6) Investment Securities

        At March 31, 2015 and 2014, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 7).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        The following is a summary of investment securities at March 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$41,873	$10	$(22)	$41,861
Non-current	10,551	—	(21)	10,530
Agency and short-term notes:
Current	6,737	3	—	6,740
Non-current	10,203	1	(2)	10,202
Municipal bonds:
Current	200	—	—	200
Time deposits:
Current	41,613	—	—	41,613

Total available-for-sale securities	$111,177	$14	$(45)	$111,146

        The following is a summary of investment securities at March 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$20,255	$9	$(8)	$20,256
Non-current	50,264	5	(70)	50,199
Auction-rate securities:
Non-current	300	—	(12)	288
Agency and short-term notes:
Current	561	—	—	561
Non-current	11,341	1	(14)	11,328
Commercial paper:
Current	5,497	—	—	5,497
Municipal bonds:
Non-current	200	—	—	200
Time deposits:
Current	29,574	—	—	29,574

Total available-for-sale securities	$117,992	$15	$(104)	$117,903

        The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2015 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

        The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and March 31, 2014:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2015:
Corporate bonds	$36,272	$(41)
Agency bonds	5,001	(2)

Total	$41,273	$(43)

Available-for-sale securities at March 31, 2014:
Corporate bonds	$49,082	$(78)
Agency bonds	9,802	(14)

Total	$58,884	$(92)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2015:
Corporate bonds	$1,901	(2)
Agency bonds	1,100	—

Total	$3,001	$(2)

Available-for-sale securities at March 31, 2014:
Auction-rate securities	288	(12)

Total	$288	$(12)

        At March 31, 2015, there were no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        Available-for-sale securities by contractual maturity were as follows:

March 31, 2015
Due in one year or less	$90,414
Due after 1 year through 5 years	20,732
Due after 5 years	—

Total	$111,146

        Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Year Ended March 31,
	2015	2014	2013
Proceeds from sales of available-for-sale investment securities	$52,308	$11,602	13,975

Gross gains	$6	$—	$—
Gross losses	(5)	—	—

Net realized gains on sales of available-for-sale investment securities	$1	$—	$—

        The Company previously invested in auction-rate securities whose underlying assets are generally student loans which are substantially backed by the U.S. federal government. At March 31, 2015, the Company does not have any auction rate securities.

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

        An entity is allowed to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract- by-contract basis.

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2015

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$90,414	$—	$90,414
Available-for-sales securities—non-current	—	20,732	—	20,732
Foreign currency derivative contracts	—	4,644	—	4,644

Total assets	$—	$115,790	$—	$115,790
Liabilities:
Foreign currency derivative contracts	$—	$1,802	$—	$1,802
Contingent consideration	—	—	2,432	2,432

Total liabilities	$—	$1,802	$2,432	$4,234

        The following table provides a summary of changes in fair value of the Company's Level 3 financial assets at March 31, 2015:

Level 3 Assets
Balance at April 1, 2014	$288
Auction-rate securities redeemed at par	(300)
Total gains reclassified out of other comprehensive income	12

Balance at March 31, 2015	$—

        The Company determines the fair value of the contingent consideration related to the Company's acquisitions of OSB and TradeTech based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability. See Note 4 of the notes to our financial statements included herein for a description of OSB and TradeTech acquisitions and related

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7) Fair Value of Financial Instruments (Continued)

contingent consideration targets. The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as of March 31, 2015.

Level 3 Liabilities
Balance at April 1, 2014	$5,925
Payment of OSB contingent consideration (See Note 4)	(3,000)
Reversal of the TradeTech earn-out recognized in earnings (See Note 4)	(1,833)
Increase of the OSB earn-out recognized in earnings (See Note 4)	1,390
Foreign currency translation adjustments	(50)

Balance at March 31, 2015	$2,432

(8) Property and Equipment

        Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2015	2014
Computer and other equipment	3 - 5	$27,513	$25,623
Furniture and fixtures	7	8,629	8,075
Vehicles	3 - 5	1,041	740
Software	3 - 10	16,255	12,796
Leasehold improvements	Lesser of estimated useful life or lease term	5,418	4,686
Buildings	15 - 30	11,563	11,853
Land		320	331
Capital work-in-progress		3,452	1,867

		$74,191	$65,971
Less—accumulated depreciation and amortization		36,203	30,625

Property and equipment, net		$37,988	$35,346

        Depreciation and amortization expense for the fiscal years ended March 31, 2015, 2014 and 2013 was $9,116, $8,071 and $6,484, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment, and the cost of property and equipment including internally developed software not placed in service before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2015 were $370 and $86, respectively. The cost and accumulated amortization of assets under capital leases at March 31, 2014 were $142 and $26, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(9) Accrued Expenses and Other

        Accrued expenses and other consists of the following:

	March 31, 2015	March 31, 2014
Accrued other taxes	$4,137	$3,813
Accrued professional fees	6,978	5,804
Acquisition related liabilities	2,432	6,890
Hedge liability	1,183	4,195
Accrued discounts	3,867	2,261
Accrued other	5,165	4,336

Total	$23,762	$27,299

(10) Debt

        On December 31, 2013, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. ("JPM"). The credit agreement amended and restated the Company's $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company's foreign currency hedging programs. The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company's ratio of indebtedness to Adjusted EBITDA. The term of the credit facility is five years, ending December 31, 2018. This facility replaced the Company's prior $3,000 line of credit with JPM. At March 31, 2015, there were no borrowings outstanding under the credit facility

        Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2015, $28,291 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2015. No amounts were due as of March 31, 2015, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future. The Company had no letters of credit outstanding at March 31, 2015 and 2014.

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

        The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan") was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total of 11,630 as of March 31, 2015. Options granted

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan.

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

        The Company's board of directors and its stockholders approved the Company's 2007 Stock Option and Incentive Plan (the "2007 Plan"), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited, cancelled or withheld to settle tax liabilities from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. At March 31, 2015, the number of shares reserved for issuance under the 2007 Plan is 2,371,828.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The following tables summarize stock option and restricted stock activity under the 2000 Plan and the 2007 Plan for the fiscal years ended March 31, 2015, 2014 and 2013:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	1,587,324	$9.97
Granted	93,153	15.61
Exercised	(267,575)	8.22
Forfeited or cancelled	(43,560)	14.28

Outstanding at March 31, 2013	1,369,342	10.56
Granted	49,201	28.37
Exercised	(321,577)	8.11
Forfeited or cancelled	(12,037)	18.00

Outstanding at March 31, 2014	1,084,929	12.01
Granted	833	33.23
Exercised	(269,384)	8.56
Forfeited or cancelled	(9,522)	15.60

Outstanding at March 31, 2015	806,856	$13.15	4.94	$22,781

Exercisable at March 31, 2015	668,606	$12.03	4.45	$19,626

	Restricted Stock Award Activity
	Number of Restricted Stock Awards	Weighted Average Grant date Fair Value
Unvested at March 31, 2012	831,656	$15.43
Awarded	465,733	15.04
Vested	(284,833)	14.27
Forfeited	(43,157)	16.34

Unvested at March 31, 2013	969,399	15.55
Awarded	268,578	26.70
Vested	(377,359)	14.56
Forfeited	(57,898)	15.51

Unvested at March 31, 2014	802,720	19.74
Awarded	197,715	33.91
Vested	(296,538)	18.34
Forfeited	(65,419)	21.49

Unvested at March 31, 2015	638,478	$24.60

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Unit Activity
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2012	49,416	$16.59
Awarded	—	—
Vested	(12,354)	16.59
Forfeited	—	—

Unvested at March 31, 2013	37,062	16.59
Awarded	217,147	27.99
Vested	(19,875)	20.00
Forfeited	—	—

Unvested at March 31, 2014	234,334	26.87
Awarded	264,579	33.18
Vested	(87,783)	25.61
Forfeited	(6,333)	33.91

Unvested at March 31, 2015	404,797	$31.16

        The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2015, 2014 and 2013 was $7,556, $6,304 and $2,873, respectively. The weighted average fair value of options granted during the fiscal year ended March 31, 2015, 2014 and 2013 was $13.04, $13.85 and $8.96, respectively. During the fiscal year ended March 31, 2015, 2014 and 2013 the Company realized $4,692, $3,198 and $759 respectively, of income tax benefits from the exercise of stock options as a windfall credit.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The tables below summarize information about the SAR Plan activity for the fiscal years ended March 31, 2015, 2014 and 2013 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2012	31,146	4.36
Granted	—	—
Exercised	(8,378)	3.72
Forfeited or cancelled	(399)	4.84

Outstanding at March 31, 2013	22,369	4.60
Granted	—	—
Exercised	(8,176)	4.84
Forfeited or cancelled	(2,072)	2.29

Outstanding at March 31, 2014	12,121	4.82
Granted	—	—
Exercised	(6,626)	5.34
Forfeited or cancelled	(385)	6.28

Outstanding and exercisable at March 31, 2015	5,110	$4.04	1.22	$191

        The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2015, 2014 and 2013 was $216, $221 and $113, respectively.

(12) Income Taxes

        The income before income tax expense shown below is based on the geographic location to which such income is attributed for each of the fiscal years ended March 31, 2015, 2014 and 2013:

	Year Ended March 31,
	2015	2014	2013
United States	$15,734	$10,876	$7,471
Foreign	41,666	35,048	28,388

Total	$57,400	$45,924	$35,859

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

        The provision for income taxes for each of the fiscal years ended March 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended March 31,
	2015	2014	2013
Current provision:
Federal	$8,217	$2,973	$3,390
State	2,415	874	1,002
Foreign	7,291	6,084	4,905

Total current provision	$17,923	$9,931	$9,297

Deferred (benefit) provision:
Federal	$(2,066)	$1,173	$(468)
State	(616)	272	(146)
Foreign	(287)	173	(1,222)

Total deferred (benefit) provision	$(2,969)	$1,618	$(1,836)

Total provision for income taxes	$14,954	$11,549	$7,461

        The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2015	2014	2013
Statutory tax rate	35.0%	34.0%	34.0%
U.S. state and local taxes, net of U.S. federal income tax effects	1.9	1.6	1.6
Benefit from foreign subsidiaries' tax holidays	(8.8)	(9.8)	(15.7)
Foreign rate difference	(3.2)	(2.2)	0.1
Permanent items	1.3	1.3	2.4
Other adjustments	(0.1)	0.2	(1.6)

Effective income tax rate	26.1%	25.1%	20.8%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

        Deferred tax assets (liabilities) at March 31, 2015 and 2014 were as follows:

	March 31,
	2015	2014
Deferred revenue	$309	$154
Bad debt reserve	261	291
Tax credit carry forwards	3,861	3,983
Accrued expenses and reserves	8,418	6,539
Share-based compensation expense	3,151	3,298
Intangibles	3,058	2,593
Unrealized losses	—	1,610
Net operating loss	1,046	73

Total gross deferred tax assets	$20,104	$18,541

Valuation allowance	(902)	—

Total deferred tax assets	$19,202	$18,541

Depreciation	(1,050)	(798)
Unrealized gains	(409)	—
Acquisition and other liabilities	(4,212)	(6,231)
Goodwill	(3,585)	(2,995)

Total deferred tax liabilities	$(9,256)	$(10,024)

Net deferred tax assets/liabilities	$9,946	$8,517

        At March 31, 2015 and 2014, all current and long-term deferred tax liabilities are offset against the current and long-term deferred tax assets and recorded on a net basis by tax jurisdiction.

        The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. The Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. As of March 31, 2015, the Company determined it is more likely than not that a portion of the Netherlands net operating losses ("NOL") will not be realized and concluded that a partial valuation allowance was required. The Company recorded increases to the valuation allowance totaling $902 during the fiscal year ended March 31, 2015, of which $73 was recorded in income tax expense and $829 in other comprehensive loss. The Company has determined for all other deferred assets that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

        At March 31, 2015, the Company has $252 of US foreign tax credits which begin to expire in March 2022, $3,609 of Indian Minimum Alternative Tax ("MAT") credits which begin to expire at various dates through 2025 and $1,046 of foreign NOL, with indefinite life. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

        During the fiscal year ended March 31, 2015, the Company recorded $2,026 of net income tax expense directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long-term intercompany balances. During the fiscal year ended March 31, 2015, the Company recognized $4,692 of net income tax benefit directly in additional paid in capital related to net excess tax benefits of share-based compensation.

        The Company created two export oriented units in India, one in Bangalore during the fiscal year ended March 31, 2011 and a second unit in Hyderabad (Special Economic Zone or "SEZ") during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. Our India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 33.99%. In the fiscal year ended March 31, 2014, the Company leased a facility in SEZ designated location in Bangalore and Pune, India each of which is eligible for tax holidays for up to 15 years beginning in the fiscal year ended March 31, 2014. Based on the latest changes in tax laws, book profits of SEZ units are subject to MAT, commencing April 1, 2011, which will continue to negatively impact the Company's cash flows.

        In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2015. During the fiscal year ended March 2015, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. The Company has submitted the required support to the Board of Investment and is awaiting confirmation. At March 31, 2015, the Company believes it is eligible for the entire 12-year tax holiday.

        The India and Sri Lanka income tax holidays reduced the overall tax provision and increased both net income and diluted earnings per share in the fiscal years ended March 31, 2015, 2014 and 2013 by $5,048, $4,513 and $5,647, respectively, and by $0.17, $0.17 and $0.22, respectively. As of March 31, 2015, two SEZ tax holidays in Chennai and Hyderabad, India are subject to a partial expiration of fifty percent of their tax benefits. The partial expiration of SEZ tax holidays in Chennai and Hyderabad, respectively, negatively impacted net income and diluted earnings per share in the fiscal year ended March 31, 2015, by $830 and $1,195, and by $0.03 and $0.04, respectively.

        The Company intends to indefinitely reinvest all of its accumulated and future foreign earnings outside the United States. At March 31, 2015, the Company had $193,268 of unremitted earnings from foreign subsidiaries and approximately $99,155 of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. Due to the various methods by which such

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings are dependent on circumstances existing if and when remittance occurs and is not practically determinable.

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

        Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The total amount of unrecognized tax benefits that would reduce income tax expense and the effective income tax rate, if recognized, is $546, $410 and $512 as of March 31, 2015, 2014 and 2013, respectively. Although it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company anticipates that $109 of unrecognized tax benefits will reverse during the twelve month period ending March 31, 2016 due to settlement or expiration of statute of limitations on open tax years. All of these benefits are expected to have an impact on the effective tax rate as they are realized.

        The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2015	2014	2013
Balance as of beginning of the fiscal year	$410	$4,823	$5,957
Foreign currency translation related to prior year tax positions	(3)	(32)	—
Decreases related to prior year tax positions	—	(208)	(499)
Decreases related to prior year tax positions due to settlements or lapse in applicable statute of limitations	(94)	(4,311)	(947)
Increases related to prior year tax positions	233	138	312

Balance at end of the fiscal year	$546	$410	$4,823

        The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2015 and 2014, the Company expensed accrued interest and penalties of $55 and $62, respectively, through income tax expense consistent with its prior positions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2015 and 2014, were $360 and $324, respectively. During the fiscal year ended March 31, 2015, the Company's unrecognized tax benefits increased by $136. The increase in the unrecognized tax benefits during the fiscal year ended March 31, 2015 was primarily related to a certain tax exposures related to tax returns where the statute of limitations has not yet expired. The net movement in unrecognized tax benefits for the fiscal year ended March 31, 2015 was as follows: $183

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Income Taxes (Continued)

recorded in the income tax expense, offset by $44 of cash payments for settlement of prior uncertain tax positions and $3 to other comprehensive income ("OCI") for foreign currency impact.

        The Company has been under income tax examination in India. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2012 of the Company's Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as "Virtusa India"). At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2005 through 2012.

(13) Post-retirement Benefits

        The Company has noncontributory defined benefit plans (the "Benefit Plans") covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2015	2014	2013
Components of net periodic pension expense
Expected return on plan assets	$(214)	$(210)	$(188)
Service costs for benefits earned	564	527	452
Interest cost on projected benefit obligation	233	205	179
Amortization of prior service cost	10	10	11
Recognized net actuarial loss	114	90	92

Net periodic pension expense	$707	$622	$546

Actuarial assumptions

Year Ended March 31,
	2015	2014	2013
Discount rate	7.80% - 10.00%	8.00% - 11.5%	8.00% - 12.25%
Compensation increases (annual)	7.00% - 7.50%	7.00% - 7.50%	7.00% - 7.50%
Expected return on assets	8.50% - 12.52%	8.50% - 12.25%	8.50% - 13.13%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

        The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2015 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

Accumulated benefit obligation and projected benefit obligation

	As of March 31,
	2015	2014
Accumulated benefit obligation	$2,393	$1,939

Projected benefit obligation:
Beginning balance	$2,758	$2,580
Service cost	564	527
Interest cost	233	205
Actuarial (gain) loss	535	(25)
Benefits paid	(391)	(352)
Exchange rate adjustments	(95)	(177)

Ending balance	$3,604	$2,758

Fair value of plan assets

Plan assets
Balance at April 1, 2014	$2,822
Employer contributions	447
Actual gain on plan assets	265
Benefits paid	(391)
Exchange rate adjustments	(89)

Balance at March 31, 2015	$3,054

        At March 31, 2015, India and Sri Lanka together had $550 of net projected benefit obligation recorded in the consolidated balance sheets as "accrued employee compensation and benefits". At March 31, 2014, India had $258 of excess funding recorded in the consolidated balance sheets as "other

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

long-term assets" and Sri Lanka had $194 of net projected benefit obligation recorded in the consolidated balance sheets as "accrued employee compensation and benefits".

Plan asset allocation

	March 31, 2015
	Target Allocation	Actual Allocation
Government securities	50% - 60%	52%
Corporate debt	30% - 50%	47%
Other	1% - 20%	1%

        The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Plan Assets

        The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2015
Government Bonds(1)	$1,382	$—	$1,382
Corporate Bonds(2)	1,062	—	1,062
Equity Shares and Others(3)	610	185	425

	$3,054	$185	$2,869

At March 31, 2014
Government Bonds(1)	$1,166	$—	$1,166
Corporate Bonds(2)	1,059	—	1,059
Equity Shares and Others(3)	597	185	412

	$2,822	$185	$2,637

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Post-retirement Benefits (Continued)

Pension liability

	March 31,
	2015	2014
PBO	$3,604	$2,758
Fair value of plan assets	3,054	2,822

Funded status recognized	$550	$(64)
Amount recorded in accumulated other comprehensive income	$932	$578

        The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2016 is $163. The Company expects to contribute $1,000 to its gratuity plans during the fiscal year ending March 31, 2016.

        The pretax amounts of prior service cost and actuarial gain (loss) recognized from accumulated other comprehensive income consists of:

	March 31,
	2015	2014	2013
Prior service cost	$(10)	$(10)	$(10)
Net amortization gain (loss)	(114)	(90)	82

Total	$(124)	$(100)	$72

Estimated future benefits payments

Fiscal year ending March 31:
2016	$775
2017	702
2018	785
2019	1,267
2020	1,001
2021 - 2025	6,802

(14) 401(k) Plan

        The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the fiscal periods ended March 31, 2015 and 2014, the Company recorded $740 and $746 for the employer match, respectively. The Company's 401(k) Plan may be amended at the discretion of the Company's board of directors to discontinue the safe harbor match program at any time.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(15) Accumulated Other Comprehensive Loss

        The changes in the components of accumulated other comprehensive loss were as follows:

	March 31,
	2015	2014	2013
Investment securities
Beginning balance	$(54)	$(3)	$(8)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $21, $(28), $0	36	(51)	5
Reclassifications from OCI to other income, net of tax of $0 for all periods	—	—	—

Comprehensive income (loss) on investment securities, net of tax of $21, $(28), $0	36	(51)	5

Closing Balance	$(18)	$(54)	$(3)

Currency translation adjustments
Beginning balance	$(23,253)	$(16,918)	$(13,109)
Recognized in OCI	(12,312)	(6,335)	(3,809)

Closing balance	$(35,565)	$(23,253)	$(16,918)

Cash flow hedges
Beginning balance	$(3,829)	$(1,013)	$(4,524)
OCI before reclassifications net of tax of $1,511, $(2,993), $(954)	5,169	(7,291)	(1,210)
Reclassifications from OCI to
—Costs of revenue, net of tax of $321, $1,377, $1,578	659	2,793	3,030
—Selling, general and administrative expenses, net of tax of $185, $831, $882	388	1,682	1,691

Comprehensive income (loss) on cash flow hedges, net of tax of $2,017, $(785), $1,506	6,216	(2,816)	3,511

Closing balance	$2,387	$(3,829)	$(1,013)

Benefit plans
Beginning balance	$(578)	$(780)	$(702)
OCI before reclassifications net of tax of $(16), $0, $0	(477)	37	(175)
Reclassifications from OCI for prior service credit (cost) to:
—Costs of revenue, net of tax of $2,$0,$0	66	71	56
—Selling, general and administrative expenses, net of tax of $2, $0, $0	45	19	37
Reclassifications from OCI for net actuarial gain (loss) amortization to:
—Costs of revenue, net of tax of $0 for all periods	8	8	6
—Selling, general and administrative expenses, net of tax of $0 for all periods	2	2	4
Other adjustments	2	65	(6)

Comprehensive income (loss) on benefit plans, net of tax of $(12), $0, $0	(354)	202	(78)

Closing balance	$(932)	$(578)	$(780)

Accumulated other comprehensive income (loss)	$(34,128)	$(27,714)	$(18,714)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(16) Commitments, Contingencies and Guarantees

        The Company leases office space under operating leases, which expire at various dates through fiscal year 2023. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

        Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2015 and thereafter are:

	Operating Leases	Capital Leases
Fiscal year ending March 31:
2016	$7,502	$118
2017	7,308	115
2018	5,358	58
2019	2,031	12
2020	1,280	—
2021 and thereafter	1,325	—

Total minimum lease payments	$24,804	$303

Less: amount representing interest		47

Present value of future lease payments		$256
Less: current portion		91

Long term capital lease obligation		$165

        Total rental expense for operating leases was approximately $8,015, $6,535 and $5,367 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Total amortization expenses for the assets purchased under capital leases were $77, $17 and $6 for the fiscal year ended March 31, 2015, 2014 and 2013 respectively.

        The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2015.

        The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2015.

        The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities

        The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 36-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "Economic Hedge Program" involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

        Changes in fair value of the designated cash flow hedges for our Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal years ended March 31, 2015 or 2014.

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

        The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $121,380 and $102,801 at March 31, 2015 and 2014, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $2,102 at March 31, 2015. At March 31, 2015, the maximum outstanding term of any derivative instrument was 33 months.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Derivative Financial Instruments and Trading Activities (Continued)

        The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2015 and March 31, 2014:

Derivatives designated as hedging instruments

	March 31, 2015	March 31, 2014
Foreign currency exchange contracts:
Other current assets	$3,285	$398
Other long-term assets	$1,359	$586
Accrued expenses and others	$1,183	$3,925
Long-term liabilities	$619	$2,449

        The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2015	March 31, 2014
Foreign currency exchange contracts	$6,680	$(10,284)

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2015	March 31, 2014
Costs of revenue	$(980)	$(4,170)
Operating expenses	$(573)	$(2,513)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2015	March 31, 2014
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$66	$(2,388)
	Revenue	$(389)	$(847)
	Costs of revenue	$(279)	$343
	Selling, general and administrative expenses	$(93)	$50

(18) Business Segment Information

        Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker on deciding on how to allocate resources and in assessing performance. The Company's chief operating decision-maker is considered to be the Company's Chief

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Business Segment Information (Continued)

Executive Officer. The Company's Chief Executive Officer reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

Geographic information:

        Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2015	2014	2013
Customer revenue:
North America	$319,285	$278,318	$251,219
Europe	129,904	97,178	65,863
Other	29,797	21,437	16,093

Consolidated revenue	$478,986	$396,933	$333,175

	March 31,
	2015	2014
Long-lived assets, net of accumulated depreciation and amortization:
North America	$59,316	$61,562
Asia	32,896	32,235
Europe	18,045	23,658

Consolidated long-lived assets, net	$110,257	$117,455

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Revenue	$126,016	$122,996	$117,700	$112,274	$111,100	$101,043	$94,301	$90,489
Costs of revenue	79,722	77,144	74,968	72,588	68,407	63,821	60,503	57,802

Gross profit	46,294	45,852	42,732	39,686	42,693	37,222	33,798	32,687
Operating expenses	31,816	31,233	30,491	28,456	30,182	26,026	24,022	23,758

Income from operations	14,478	14,619	12,241	11,230	12,511	11,196	9,776	8,929
Other income	1,221	1,360	1,257	994	1,116	1,155	105	1,136

Income before income tax expense	15,699	15,979	13,498	12,224	13,627	12,351	9,881	10,065
Income tax expense	4,149	4,200	3,384	3,221	3,580	3,023	2,403	2,543

Net income	$11,550	$11,779	$10,114	$9,003	$10,047	$9,328	$7,478	$7,522

Basic earnings per share	$0.40	$0.41	$0.35	$0.32	$0.36	$0.36	$0.29	$0.30
Diluted earnings per share	$0.39	$0.40	$0.34	$0.31	$0.35	$0.35	$0.28	$0.29

(20) Subsequent Events

        On April 1, 2015, Virtusa Corporation (the "Company") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Apparatus, Inc. an Indiana corporation ("Apparatus"), the majority stockholder of Apparatus ("Major Stockholder") and the other stockholders (collectively with the Major Stockholder, the "Sellers"), to acquire all of the issued and outstanding stock of Apparatus (the "Acquisition"). The Company also completed the Acquisition on April 1, 2015, and Apparatus is now a wholly-owned subsidiary of the Company.

        Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34,200 in cash, subject to post-closing working capital adjustments. The purchase price is also subject to adjustment after the closing by up to an additional $1,700 in earn-out consideration to the Sellers, and an additional payment of approximately $1,500 ("Bonus Pool") in the form of variable cash compensation to certain Apparatus employees, in each case, in the event of Apparatus' achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Company deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers' indemnification obligations under the Stock Purchase Agreement. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement. The Stock Purchase Agreement also contains non-solicitation and non-competition provisions pursuant to which the Sellers agreed not to solicit any employee or affiliate or client of the Company and, in the case of the Major Stockholder, to also not engage in any competitive business or activities, in each case, for a period of three years after the date of closing of the transaction.

        In connection with the Acquisition, the Company offered employment to all of Apparatus' employees. In addition to the Bonus Pool, the Company has also agreed to issue an aggregate of up to $3,500 in shares of restricted stock from the Company's 2007 Stock Option and Incentive, not to exceed 93,333 shares, to certain Apparatus employees. The shares will vest annually over a four year period.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Subsequent Events (Continued)

        On April 24, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £2,961 (approximately $4,470) and will expire on various dates through June 30, 2015. The weighted average U.S. dollar settlement rate associated with the U.K. pound sterling contracts is approximately $1.51.

        On May 7, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Swedish Krona ("SEK") against the U.S. dollar and the Euro ("EUR") against the U.S. dollar (the "Euro contracts"), each of which will expire on various dates during the period ending June 30, 2015. The SEK contracts have an aggregate notional amount of approximately SEK 4,341 (approximately $527) and the EUR contracts have an aggregate notional amount of approximately EUR 675 (approximately $757). The weighted average U.S. dollar settlement rate associated with the SEK contracts is approximately $0.121, and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.121.

        On May 7, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 884,253 Indian rupees (approximately $12,824) and have an average settlement rate of 69.21 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 662,388 Indian rupees (approximately £6,295) and have an average settlement rate of 105.44 Indian rupees. These contracts will expire at various dates during the 36 month period ending on March 31, 2018. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on May 7, 2015 of $1.52, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 69.05 Indian rupees per U.S. dollar.

        On May 8, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £1,902 (approximately $2,915) and will expire on various dates through June 30, 2015. The weighted average U.S. dollar settlement rate associated with the U.K. pound sterling contracts is approximately $1.53.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework 1992.

        Based on this assessment, our management has concluded that, as of March 31, 2015, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2015.

Item 11.    Executive Compensation.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2015.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2015.

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

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2015, 2014, and 2013

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2013	$582	$193	$(35)	$740
Year ended March 31, 2014	$740	$539	$(149)	$1,130
Year ended March 31, 2015	$1,130	$(134)	$(115)	$881

3.
Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	†	Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.6		Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.7	†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.8	†	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012 and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.9	†	Amendment—CW644410, dated as of March 19, 2014 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.10	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.11	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.12	†	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc. (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.13	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.14	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.19		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.20	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.21	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.22	+	Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).

10.23		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014. (previously filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.24		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.25		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.26	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.27		Amended and Restated Credit Agreement dated as of December 31, 2013 by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A. ("Credit Agreement"), as Lender and Administrative Agent, including Exhibit A, Form of Assignment and Assumption Agreement, Exhibit B, Form of Compliance Certificate, Exhibit C, Form of Joinder Agreement, Exhibit D, Forms of U.S. Tax Compliance Certificates, and Exhibit E, Form of Borrowing Notice (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.28		Revolving Credit Note dated as of December 31, 2013 executed by Virtusa Corporation in favor of Lender (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.29		Pledge and Security Agreement dated as of December 31, 2013, by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.30		Patent Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.31		Trademark Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.32		Fee Letter Agreement by and between Virtusa Corporation and JPMorgan Chase Bank, N.A. dated as of December 31, 2013 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.33		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

10.34		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.35	†	Professional Services Agreement by and between the Registrant and AIG Global Services, Inc., dated as of April 28, 2008 (previously filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K, filed May 29, 2013, and incorporated herein by reference).

10.36		Amendment No. 1, dated as of June 27, 2011, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc. (previously filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.37	†	Amendment No. 2, dated as of January 28, 2014, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc. (previously filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.38		Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.39		Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.40	*	Amendment No. 010, dated as of April 24, 2015 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc.

10.41	+	Second Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2014 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed August 5, 2014, and incorporated herein by reference).

10.42		Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

10.43	*†	Master Professional Services Agreement for Application Development and Maintenance Services dated as of May 15, 2015 by and between AIG Procurement Services, Inc., and Virtusa Corporation.

10.44	*	Amendment No. 1 to the Master Service Provider Agreement dated as of January 5, 2015 by and between JPMORGAN CHASE BANK, NATIONAL ASSOCIATION and the Registrant.

21.1	*	Subsidiaries of Registrant.

Exhibit No.		Exhibit Title
23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	*	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of May, 2015.

VIRTUSA CORPORATION
By:	/s/ KRIS CANEKERATNE Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2015

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of May, 2015.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director

Signature	Title

/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI AL-Noor Ramji	Director

EXHIBIT INDEX

Exhibit No.		Exhibit Title
3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	†	Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A., dated as of December 6, 2004, as amended (previously filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.6		Amendment No. 236169, dated as of March 1, 2008 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.7	†	Amendment No. 3, dated as of January 1, 2009 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed May 29, 2009, and incorporated herein by reference).

10.8	†	Amendment—CW483516, dated as of March 29, 2012 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012 and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.9	†	Amendment—CW644410, dated as of March 19, 2014 to the Master Service Provider Agreement by and between the Registrant and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.10	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.11	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.12	†	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc. (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.13	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.14	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.19		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.20	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.21	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.22	+	Amended and Restated Non-Employee Director Compensation Policy (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K, filed May 27, 2010, and incorporated herein by reference).

10.23		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014. (previously filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.24		LEASE DEED by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.25		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.26	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.27		Amended and Restated Credit Agreement dated as of December 31, 2013 by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A. ("Credit Agreement"), as Lender and Administrative Agent, including Exhibit A, Form of Assignment and Assumption Agreement, Exhibit B, Form of Compliance Certificate, Exhibit C, Form of Joinder Agreement, Exhibit D, Forms of U.S. Tax Compliance Certificates, and Exhibit E, Form of Borrowing Notice (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.28		Revolving Credit Note dated as of December 31, 2013 executed by Virtusa Corporation in favor of Lender (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.29		Pledge and Security Agreement dated as of December 31, 2013, by and among Virtusa Corporation, its subsidiaries, InSource Holdings, Inc., InSource LLC and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.30		Patent Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.31		Trademark Security Agreement dated as of December 31, 2013 by Virtusa Corporation in favor of JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the Lenders party to the Credit Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.32		Fee Letter Agreement by and between Virtusa Corporation and JPMorgan Chase Bank, N.A. dated as of December 31, 2013 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.33		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

10.34		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.35	†	Professional Services Agreement by and between the Registrant and AIG Global Services, Inc., dated as of April 28, 2008 (previously filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K, filed May 29, 2013, and incorporated herein by reference).

10.36		Amendment No. 1, dated as of June 27, 2011, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc. (previously filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.37	†	Amendment No. 2, dated as of January 28, 2014, to the Professional Services Agreement by and between the Registrant and AIG Global Services, Inc. (previously filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.38		Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.39		Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.40	*	Amendment No. 010, dated as of April 24, 2015 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc.

10.41	+	Second Amended and Restated Director Compensation Policy, effective July 1, 2014 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed August 5, 2014, and incorporated herein by reference).

10.42		Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

10.43	*†	Master Professional Services Agreement for Application Development and Maintenance Services dated as of May 15, 2015 by and between AIG Procurement Services, Inc., and Virtusa Corporation.

10.44	*	Amendment No. 1 to the Master Service Provider Agreement dated as of January 5, 2015 by and between JPMORGAN CHASE BANK, NATIONAL ASSOCIATION and the Registrant.

21.1	*	Subsidiaries of Registrant.

Exhibit No.		Exhibit Title
23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	*	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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