Form 10-Q
period 2015-06-30
VIRTUSA CORP
filed 2015-07-30
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 27, 2015:

Class	Number of Shares
Common Stock, par value $.01 per share	29,681,175

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share
and per share amounts)

	June 30, 2015	March 31, 2015

Assets
Current assets:
Cash and cash equivalents	$103,848	$124,802
Short-term investments	76,747	90,414
Accounts receivable, net of allowance of $1,054 and $881 at June 30, 2015 and March 31, 2015, respectively	91,994	75,431
Unbilled accounts receivable	23,812	27,914
Prepaid expenses	9,697	7,428
Deferred income taxes	7,793	7,639
Restricted cash	2,905	45
Other current assets	15,461	13,565
Total current assets	332,257	347,238
Property and equipment, net of accumulated depreciation of $37,671 and $36,203 at June 30, 2014 and March 31, 2015, respectively	39,075	37,988
Long-term investments	20,100	20,732
Deferred income taxes	4,698	4,764
Goodwill	70,718	50,360
Intangible assets, net	34,445	21,909
Other long-term assets	5,747	6,746
Total assets	$507,040	$489,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,210	$8,693
Accrued employee compensation and benefits	25,075	26,915
Accrued expenses and other current liabilities	33,206	23,762
Income taxes payable	2,289	1,834
Total current liabilities	70,780	61,204
Deferred income taxes	1,807	1,996
Long-term liabilities	3,434	2,762
Total liabilities	76,021	65,962
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2015 and March 31, 2015; zero shares issued and outstanding at June 30, 2015 and March 31, 2015	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2015 and March 31, 2015; issued 31,046,485 and 30,854,979 shares at June 30, 2015 and March 31, 2015, respectively; outstanding 29,189,782 and 28,998,276 shares at June 30, 2015 and March 31, 2015, respectively	310	309
Treasury stock, 1,856,703 common shares, at cost, at June 30, 2015 and March 31, 2015, respectively	(9,652)	(9,652)
Additional paid-in capital	285,278	283,178
Retained earnings	194,181	184,068
Accumulated other comprehensive loss	(39,098)	(34,128)
Total stockholders’ equity	431,019	423,775
Total liabilities, undesignated preferred stock and stockholders’ equity	$507,040	$489,737

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2015	2014
Revenue	$134,844	$112,274
Costs of revenue	87,362	72,588
Gross profit	47,482	39,686
Operating expenses:
Selling, general and administrative expenses	35,072	28,456
Income from operations	12,410	11,230
Other income (expense):
Interest income	1,425	1,159
Foreign currency transaction losses	(25)	(155)
Other, net	(10)	(10)
Total other income	1,390	994
Income before income tax expense	13,800	12,224
Income tax expense	3,687	3,221
Net income	$10,113	$9,003

Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.34	$0.31

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2015	2014

Net income	$10,113	$9,003
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,614)	$(201)
Pension plan adjustment	56	(13)
Unrealized (loss) gain on available-for-sale securities, net of tax	(15)	50
Unrealized (loss) gain on effective cash flow hedges, net of tax	(3,397)	661
Other comprehensive (loss) income	$(4,970)	$497
Comprehensive income	$5,143	$9,500

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$10,113	$9,003
Adjustments to reconcile net income to net cash used in provided by operating activities:
Depreciation and amortization	3,640	3,641
Share-based compensation expense	3,529	2,471
Reversal of contingent consideration	—	(1,833)
Provision for doubtful accounts	137	34
Loss on sale of property and equipment	2	—
Deferred income taxes	—	350
Foreign currency losses, net	25	155
Amortization of discounts and premiums on investments	193	316
Excess tax benefits from stock option exercises	(1,673)	(1,461)
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(7,820)	(8,012)
Prepaid expenses and other current assets	(5,969)	(919)
Other long-term assets	(55)	(453)
Accounts payable	(180)	189
Accrued employee compensation and benefits	(5,382)	(10,032)
Accrued expenses and other current liabilities	2,675	2,774
Income taxes payable	2,107	874
Other long-term liabilities	103	403
Net cash provided (used) by operating activities	1,445	(2,500)
Cash flows from investing activities:
Proceeds from sale of property and equipment	2	—
Purchase of short-term investments	(2,761)	—
Proceeds from sale or maturity of short-term investments	15,954	4,298
Purchase of long-term investments	(3,419)	(5,579)
Proceeds from sale or maturity of long-term investments	3,100	1,000
Increase in restricted cash	(2,860)	(63)
Business acquisition, net of cash acquired	(30,877)	—
Purchase of property and equipment	(2,138)	(4, 448)
Net cash used in investing activities	(22,999)	(4,792)
Cash flows from financing activities:
Proceeds from exercise of common stock options	414	441
Payment of contingent consideration related to acquisitions	—	(441)
Principal payments on capital lease obligation	(29)	(3)
Excess tax benefits from stock option exercises	1,673	1,461
Net cash provided by financing activities	2,058	1,458
Effect of exchange rate changes on cash and cash equivalents	(1,458)	(1)
Net decrease in cash and cash equivalents	(20,954)	(5,835)
Cash and cash equivalents, beginning of period	124,802	82,761
Cash and cash equivalents, end of period	$103,848	$76,926

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of Business

Virtusa Corporation (the “Company” or “Virtusa”) is a global information technology services company. The Company uses an enhanced global delivery model to provide end to end information technology (“IT”) services to Global 2000 companies. These services include IT and business consulting, user experience (“UX”) design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Using its enhanced global delivery model, innovative platforming approach and industry expertise, the Company provides cost effective services that enable its clients to accelerate time to market, improve service and enhance productivity. Headquartered in Massachusetts, Virtusa has offices in the United States, the United Kingdom, Sweden, Germany, Netherlands and Austria and global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore center in the United States.

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2015 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 20, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited and Virtusa Technologies (India) Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, Apparatus Inc. incorporated and located in Indiana, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany, Virtusa Switzerland GmbH, organized and located in Switzerland, Virtusa Singapore Private Limited, organized and located in Singapore, Virtusa Malaysia Private Limited Company located in Malayisa, Virtusa Austria GmbH, organized and located in Austria, Virtusa Philippines Inc. located in the Philippines, TradeTech Consulting Scandinavia AB organized and located in Sweden and Virtusa Canada, Inc., a corporation organized under the laws of British Columbia, Canada. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

At June 30, 2015 and March 31, 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

In June 2014, the FASB issued ASU No. 2014 12—“Stock Compensation—Accounting for Share Based Payments. In some cases, the terms of an award may provide that a performance target that affects vesting could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU does not have an impact on the consolidated financial statements.

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

	Three Months Ended June 30,
	2015	2014
Numerators:
Net income	$10,113	$9,003
Denominators:
Weighted average common shares outstanding	29,068,946	28,476,804
Dilutive effect of employee stock options and unvested restricted stock	861,353	875,035
Dilutive effect of stock appreciation rights	4,329	9,442
Weighted average shares-diluted	29,934,628	29,361,281
Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.34	$0.31

During the three months ended June 30, 2015 and 2014, options to purchase 5,538 and 25,378 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At June 30, 2015 and March 31, 2015, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at June 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$36,714	$2	$(30)	$36,686
Non-current	13,017	6	(25)	12,998
Agency and short-term notes:
Current	4,026	1	—	4,027
Non-current	7,101	1	—	7,102
Municipal bonds:
Current	200	—	—	200
Time deposits:
Current	35,834	—	—	35,834
Total available-for-sale securities	$96,892	$10	$(55)	$96,847

The following is a summary of investment securities at March 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$41,873	$10	$(22)	$41,861
Non-current	10,551	—	(21)	10,530
Agency and short-term notes:
Current	6,737	3	—	6,740
Non-current	10,203	1	(2)	10,202
Municipal bonds:
Current	200	—	—	200
Time deposits:
Current	41,613	—	—	41,613
Total available-for-sale securities	$111,177	$14	$(45)	$111,146

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2015 and March 31, 2015 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three months ended June 30,
	2015	2014
Proceeds from sales of available-for-sale investment securities	$19,054	$5,298
Gross gains	$1	$—
Gross losses	—	—
Net realized gains on sales of available-for-sale investment securities	$1	$—

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$76,747	$—	$76,747
Available-for-sales securities—non-current	—	20,100	—	20,100
Foreign currency derivative contracts	—	1,733	—	1,733
Total assets	$—	$98,580	$—	$98,580
Liabilities:
Foreign currency derivative contracts	$—	$3,197	$—	$3,197
Contingent consideration	—	—	3,947	3,947
Total liabilities	$—	$3,197	$3,947	$7,144

The Company determines the fair value of the contingent consideration related to acquisitions based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability. See Note 7 of the notes to our financial statements included herein for a description of the Company’s acquisitions and related contingent consideration targets. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at June 30, 2015.

Level 3 Liabilities
Balance at April 1, 2015	$2,432
Contingent consideration related to acquisition purchase price allocation	1,370
Contingent consideration recognized in earnings	144
Foreign currency translation adjustments	1
Balance at June 30, 2015	$3,947

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, the Swedish krona, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar and U.K. pound sterling equivalents of the Company’s Indian rupee denominated expenses over a rolling 36 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30 day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three months ended June 30, 2015 and 2014.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $125,612 and $121,380, at June 30, 2015 and March 31, 2015, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $773 at June 30, 2015. At June 30, 2015, the maximum outstanding term of any derivative instrument was 33 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2015 and March 31, 2015:

Derivatives designated as hedging instruments

	June 30, 2015	March 31, 2015
Foreign currency exchange contracts:
Other current assets	$1,235	$3,285
Other long-term assets	$498	$1,359
Accrued expenses and other current liabilities	$2,008	$1,183
Long-term liabilities	$1,189	$619

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2015 and 2014:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow	Three months June 30,
Hedging Relationships	2015	2014
Foreign currency exchange contracts	$(3,876)	$443

Location of Gain (Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended June 30,
Portion)	2015	2014
Costs of revenue	$280	$(394)
Operating expenses	$151	$(243)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended June 30,
as Hedging Instrument	Recognized in Income on Derivatives	2015	2014
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(898)	$(249)
	Revenue	$(286)	$(148)
	Costs of revenue	$106	$49
	Selling, general and administrative expenses	$5	$9

(7) Acquisitions

On April 1, 2015, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Apparatus, Inc. an Indiana corporation (“Apparatus”), the majority stockholder of Apparatus (“Major Stockholder”) and the other stockholders (collectively with the Major Stockholder, the “Sellers”), to acquire all of the issued and outstanding stock of Apparatus (the “Acquisition”). The Company completed the Acquisition on April 1, 2015, at which time Apparatus became a wholly owned subsidiary of the Company.  The acquisition strengthens the Company’s growing Infrastructure Management Services (IMS)

practice and offers the combined Company’s clients a stronger set of offerings that are focused on simplifying their IT infrastructure and driving high levels of efficiency in IT operations.

Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34,200 in cash, subject to post closing working capital adjustments. The purchase price is also subject to adjustment after the closing by up to an additional $1,700 in earn out consideration to the Sellers in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Sellers can earn up to 110% of the earn-out if the performance targets are exceeded by 110%.  The Company deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers’ indemnification obligations under the Stock Purchase Agreement. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement.

In connection with the Acquisition, the Company offered employment to all of Apparatus’ employees.  The Company has agreed to offer up to $1,500 in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees can earn up to 110% if the performance targets are exceeded by 110%. The Company has also agreed to issue an aggregate of up to $3,500 in shares of restricted stock from the Company’s stock option and incentive plan, not to exceed 93,333 shares, to certain Apparatus employees. The shares will vest annually over a four year period and will be recorded as post-acquisition compensation expense.

A summary of the preliminary purchase price allocation for Apparatus is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$31,248
Holdback of 8.5%	2,903
Fair value of contingent consideration	830
Fair value of consideration transferred	34,981
Less: Cash acquired	(731)
Total purchase price, net of cash acquired	$34,250
Acquisition-related costs	$631
Purchase Price Allocation:
Cash and cash equivalents	$731
Accounts receivable and unbilled receivable	2,916
Prepaid expense	79
Property and equipment	1,115
Goodwill	19,526
Customer relationships	12,200	10 years
Technology	500	5 years
Trademark	400	3 years
Other current liabilities	(2,486)
Total purchase price	34,981
Less: Cash acquired	(731)
Total purchase price, net of cash acquired	$34,250

The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period.

On June 1, 2015, Virtusa AB, a wholly owned subsidiary of the Company organized and formed in Sweden, acquired the assets of a consulting company located in Sweden. The purchase price was approximately $360 in cash subject to adjustment after closing for up to an additional $540 in earn-out consideration. The purchase price allocation was as follows: goodwill of $505, customer relationships of $446 and other current liabilities of $51.

The following unaudited, pro forma information assumes the Apparatus acquisition occurred on April 1, 2014. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had each acquisition occurred on the dates assumed, nor are these necessarily indicative of the Company’s future consolidated results of operations.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Revenue	$134,844	$119,084
Net income	$10,448	$8,252

Revenue and net loss relating to Apparatus since the acquisition date, amounting to $7,084 and $(612), respectively, have been included in the consolidated statement of income for the three months ended June 30, 2015. The unaudited pro forma consolidated results of operations for the three months ended June 30, 2015 and 2014 included amortization of intangible assets, share-based compensation expense, acquisition related costs, earn-out bonuses and changes in the fair value of contingent consideration.

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one reportable segment. The following are details of the changes in goodwill balance at June 30, 2015:

Amount
Balance at April 1, 2015	$50,360
Goodwill arising from acquisitions	20,031
Foreign currency translation adjustments	327
Balance at June 30, 2015	$70,718

The acquisition costs and goodwill balance deductible for the Company’s business acquisitions for tax purposes are $60,318. The acquisition costs and goodwill balance not deductible for tax purposes are $9,895 and relate to the Company’s TradeTech Consulting AB acquisition, which closed on January 2, 2014.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2015 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write -downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at June 30, 2015.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.5	$46,963	$13,447	$33,516
Partner relationships	6.0	700	630	70
Trademark	2.7	458	83	375
Backlog	1.0	1,182	1,182	—
Technology	5.0	500	16	484
	9.2	$49,803	$15,358	$34,445

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(9) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense.  The Company’s effective tax rate was 26.7% for the three months ended June 30, 2015, as compared to an effective tax rate of 26.4% for the three months ended June 30, 2014.  The Company’s reported effective tax rate is impacted by jurisdictional mix of profits in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays the Company has in place.

The Company created two export oriented units in India, one in Bangalore during the fiscal year ended March 31, 2011 and a second unit in Hyderabad during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as a SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As a SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company’s profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. The Company’s India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.6%. In the fiscal year ended March 31, 2014, the Company leased a facility in a SEZ designated location in Bangalore and Pune, India each of which is eligible for tax holidays for up to 15 years beginning in the fiscal year ended March 31, 2014. Based on the latest changes in tax laws, book profits of SEZ units are subject to Indian Minimum Alternative Tax (“MAT”), commencing April 1, 2011, which will continue to negatively impact the Company’s cash flows.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12 year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2015. During the fiscal year ended March 31, 2015, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. The Company has submitted the required support to the Sri Lanka Board of Investment and is awaiting confirmation. At June 30, 2015, the Company believes it is eligible for the entire 12 year tax holiday.

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

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2015 and March 31, 2015, the total liability for unrecognized tax benefits was $556 and $546, respectively, if realized. Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2015 and June 30, 2014, the unrecognized tax benefits increased by $10 and decreased by $33, respectively. The increase in unrecognized tax benefits in the three months period ending June 30, 2015 was predominantly due to increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At June 30, 2015, the Company had $202,390 of unremitted earnings from foreign subsidiaries and approximately $96,044 of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2015	2014
Client revenue:
North America	$96,702	$73,464
Europe	30,346	31,897
Rest of world	7,796	6,913
Consolidated revenue	$134,844	$112,274

	June 30, 2015	March 31, 2015
Long-lived assets, net of accumulated depreciation and amortization:
North America	$91,582	$59,316
Asia	33,336	32,896
Europe	19,320	18,045
Consolidated long-lived assets, net	$144,238	$110,257

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended June 30,
	2015	2014
Customer 1	13.4%	8.9%
Customer 2	9.8%	13.1%

(11) Debt

On December 31, 2013, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”). The credit agreement amended and restated the Company’s $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company’s foreign currency hedging programs. The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company’s ratio of indebtedness to Adjusted EBITDA. The term of the credit facility is five years, ending December 31, 2018. This facility replaced the Company’s prior $3,000 line of credit with JPM. At June 30, 2015, there were no borrowings outstanding under the credit facility.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the three months ended June 30, 2015, $3,867 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2015. The Company had no letters of credit outstanding at June 30, 2015.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended June 30,
	2015	2014
Components of net periodic pension cost
Service cost	$186	$136
Interest cost	69	59
Expected return on plan assets	(82)	(54)
Amortization past service cost	39	24
Amortization of actuarial loss	2	3
Net periodic pension cost	$214	$168

The Company expects to contribute approximately $1,000 in cash to the pension plans during the fiscal year ending March 31, 2016. The Company made cash contributions of $729 to the plans during the three months ended June 30, 2015.

(13) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended June 30, 2015 and 2014:

Accumulated Other Comprehensive Income (Loss)	Three Months Ended June 30,
(In thousands, except per share amounts)	2015	2014
Investment securities
Beginning balance	$(18)	$(54)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0 for all periods	(14)	50
Reclassifications from OCI to other income — net of tax of $0 for all periods	(1)	—
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	(15)	50

Closing Balance	$(33)	$(4)

Currency Translation Adjustments
Beginning balance	$(35,565)	$(23,253)
OCI before reclassifications	(1,614)	(201)

Closing Balance	$(37,179)	$(23,454)

Cash Flow Hedges
Beginning balance	$2,387	$(3,829)
OCI before reclassifications net of tax of $(828), and $357	(3,048)	86
Reclassifications from OCI to
- Costs of revenue, net of tax of $(53) and $38	(227)	356
- Selling, general and administrative expenses, net of tax of $(29) and $24	(122)	219
Comprehensive income (loss) on cash flow hedges, net of tax of $(910) and $419	(3,397)	661

Closing Balance	$(1,010)	$(3,168)

Benefit plans
Beginning balance	$(932)	$(578)
OCI before reclassifications net of tax of $0 for all periods	—	—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	24	15
- Selling, general and administrative expenses, net of tax of $0 for all periods	15	10
Other adjustments	15	(40)
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	56	(13)

Closing Balance	$(876)	(591)

Accumulated other comprehensive loss closing balance	$(39,098)	$(27,217)

(14) Subsequent Events

On July 16, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £4,327 (approximately $6,717) and will expire on various dates through September 30, 2015. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.55.

On July 21, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Swedish Krona (“SEK”) against the U.S. dollar and the euro (“EUR”) against the U.S. dollar (the “Euro contracts”), each of which will expire on various dates during the period ending September 30, 2015. The SEK contracts have an aggregate notional amount of approximately SEK 2,758 (approximately $324) and the EUR contracts have an aggregate notional amount of approximately EUR 92 (approximately $101). The weighted average U.S. dollar settlement rate associated with the SEK contracts is approximately $0.117, and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.092.

On July 27, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 963,543 Indian rupees (approximately $13,819) and have an average settlement rate of 69.96 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 657,177 Indian rupees (approximately £6,058) and have an average settlement rate of 108.57 Indian rupees. These contracts will expire at various dates during the 36 month period ending on June 30, 2018. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on July 27, 2015 of $1.55, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 69.83 Indian rupees per U.S. dollar.

On July 28, 2015, the Company acquired the business of Agora Group, Inc., an IT consulting organization headquartered in Atlanta, Georgia, USA and its Indian affiliate (collectively, “Agora”), focused on implementing and integrating business process management (BPM) solutions on leading BPM suites. Agora employs approximately 60 experienced practitioners with deep knowledge in BPM-related solutions.

Under the terms of the asset purchase agreement by and among the Company, Agora Group, Inc. and the sole stockholder of the Agora Group, Inc., the Company acquired Agora’s business for approximately $7,500 in cash (net of working capital adjustments). The Company has also agreed to issue an aggregate of up to $2,890 in restricted stock awards from the Company’s stock option and incentive plan, not to exceed 77,067 shares, to certain Agora employees. The restricted stock awards will vest annually over a four year period.

From the purchase price, the Company deposited approximately $854 into escrow for a period of 12 months as security for the Agora Group’s and the sole stockholder’s indemnification obligations under the asset purchase agreement. The Company, the Agora Group and sole stockholder made customary representations, warranties and covenants in the asset purchase agreement. The asset purchase agreement also contains non-solicitation and non-competition provisions pursuant to which the Agora Group and the sole stockholder agreed not to solicit any employee or affiliate or client of the Company and to not engage in any competitive business or activities, in each case, for a period of three years after the date of closing of the transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements, as well as the impact of any acquisitions. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Sweden and Austria, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore delivery center in the United States. At June 30, 2015, we had 9,818 employees, or team members.

In the three months ended June 30, 2015, our revenue increased by 20% to $134.8 million, compared to $112.3 million in the three months ended June 30, 2014.

In the three months ended June 30, 2015, net income increased by 12% to $10.1million, as compared to $9.0 million in the three months ended June 30, 2014.

The increase in revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily resulted from:

•                  Revenue generated from clients acquired by us in the acquisition of Apparatus Inc. (“Apparatus”) on April 1, 2015

•                  Broad based revenue growth across our client portfolio existing at June 30, 2014

•                  Broad based revenue growth across our industry groups lead by our communication and technology (“C&T”) and financial services and insurance industry groups

The key drivers of the increase in our net income for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, were as follows:

•                  Higher revenue contribution from existing clients

•                  Increase in gross profit, which also reflects lower costs due to the depreciation of the Indian rupee, partially offset by higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth, and acquisition-related expenses, including amortization

•                  Further offset by increased income tax expense related to higher taxable profits

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2015 and 2014, 87% and 85% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2015 and 2014, our application outsourcing and consulting revenue remains unchanged at 55% and 45% respectively.

In the three months ended June 30, 2015, our European revenue decreased by 5%, or $1.6 million, to $30.3 million, or 22% of total revenue, from $31.9 million, or 28% of total revenue in the three months ended June 30, 2014. The decrease in revenue for the three months ended June 30, 2015 is primarily due to the depreciation of the U.K. pound sterling, the euro and Swedish krona (“SEK”) against the U.S. dollar.

Our gross profit increased by $7.8 million to $47.5 million for the three months ended June 30, 2015, as compared to $39.7 million in the three months ended June 30, 2014. The increase in gross profit during the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals and higher subcontractor costs. As a percentage of revenue, gross margin was 35.2% and 35.3% in the three months ended June 30, 2015 and 2014, respectively. The decrease in gross margin for the three months ended June 30, 2015 was primarily due to increased compensation costs related to an increase in the number of IT professionals partially offset by the depreciation in the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 40% and 35% of total revenue, and revenue from time-and-materials contracts represented 60% and 65% of total revenue for the three months ended June 30, 2015 and 2014, respectively. The increase in revenue earned from fixed-price contracts in the three months ended June 30, 2015 primarily reflects our client preferences.

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

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2015, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 17.8%. Our attrition rate at June 30, 2015 reflects a slightly higher rate of voluntary attrition as compared to the corresponding prior year period and is slightly above our long-term goal. Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The following table presents an overview of our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		$	%
(dollars in thousands)	2015	2014	Change	Change
Revenue	$134,844	$112,274	$22,570	20.1%
Costs of revenue	87,362	72,588	14,774	20.4%
Gross profit	47,482	39,686	7,796	19.6%
Operating expenses	35,072	28,456	6,616	23.2%
Income from operations	12,410	11,230	1,180	10.5%
Other income (expense)	1,390	994	396	39.8%
Income before income tax expense	13,800	12,224	1,576	12.9%
Income tax expense	3,687	3,221	466	14.5%
Net income	$10,113	$9,003	$1,110	12.3%

Revenue

Revenue increased by 20.1%, or $22.5 million, from $112.3 million during the three months ended June 30, 2014 to $134.8 million in the three months ended June 30, 2015. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of June 30, 2014, revenue generated from clients acquired by us in the acquisition of Apparatus and broad based revenue growth across our industry groups lead by our C&T and financial services and insurance industry groups. Revenue from North American clients in the three months ended June 30, 2015 increased by $23.2 million, or 31.6%, as compared to the three months ended June 30, 2014, due to broad based revenue growth, particularly in our financial services and C&T industry groups and clients acquired in the last twelve months, including $7.1 million contributed from the Apparatus acquisition. Revenue from European clients decreased by $1.6 million, or 4.9%, as compared to the three months ended June 30, 2014, primarily due the depreciation of the U.K. Pound sterling, the euro and SEK against the U.S. dollar. We had 121 active clients at June 30, 2015, as compared to 107 active clients at June 30, 2014.

Costs of revenue

Costs of revenue increased from $72.6 million in the three months ended June 30, 2014 to $87.4 million in the three months ended June 30, 2015, an increase of $14.8 million, or 20.4% which reflects a benefit of $1.8 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $11.9 million, including higher onsite costs related to the mix of resources required for onsite work. The increased costs of revenue are also due to an increase in subcontractor costs of $1.3 million and an increase in travel expenses of $0.7 million. At June 30, 2015, we had 8,736 IT professionals as compared to 7,535 at June 30, 2014.

As a percentage of revenue, cost of revenue increased from 64.7% for the three months ended June 30, 2014 to 64.8% for three months ended June 30, 2015.

Gross profit

Our gross profit increased by $7.8 million, or 19.6%, to $47.5 million for the three months ended June 30, 2015, as compared to $39.7 million for the three months ended June 30, 2014, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals and subcontractor costs. As a percentage of revenue, our gross profit was 35.2% and 35.3% in the three months ended June 30, 2015 and 2014, respectively.

Operating expenses

Operating expenses increased from $28.5 million in the three months ended June 30, 2014 to $35.1 million in the three months ended June 30, 2015, an increase of $6.6 million, or 23.2%, which reflects a benefit of $0.9 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $4.2 million in compensation related expenses and an increase of $1.2 million in professional fees. As a percentage of revenue, our operating expenses increased from 25.3% in the three months ended June 30, 2014 to 26.0% in the three months ended June 30, 2015.

Income from operations

Income from operations increased by 10.5%, from $11.2 million in the three months ended June 30, 2014 to $12.4 million in the three months ended June 30, 2015. As a percentage of revenue, income from operations decreased from 10.0% in the three months ended June 30, 2014 to 9.2% in the three months ended June 30, 2015.

Other income (expense)

Other income (expense) increased from $1.0 million in the three months ended June 30, 2014 to $1.4 million in the three months ended June 30, 2015 primarily due to increases in interest income.

Income tax expense

Income tax expense increased by $0.5 million, from $3.2 million in the three months ended June 30, 2014 to $3.7 million in the three months ended June 30, 2015. Our effective tax rate increased from 26.4% for the three months ended June 30, 2014 to 26.7% for the three months ended June 30, 2015. The increase in the effective tax rate was primarily due to the geographic mix of profits and expiration of certain tax incentives in India offset by SEZ tax holiday incentives located in Bangalore and Pune, India and tax benefits related to the Apparatus results of operations.

Net income

Net income increased by 12.3%, from $9.0 million in the three months ended June 30, 2014 to $10.1 million in the three months ended June 30, 2015 due primarily to higher gross profits.

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

•                  Non-GAAP net income: net income, as reported on our consolidated statements of income, excluding the tax adjusted impact of the following: stock- based compensation, acquisition-related charges and foreign currency transaction gains and losses

•                  Non-GAAP diluted earnings per share: diluted earnings per share, as reported on our consolidated statements of income, excluding tax adjusted per share impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the three month ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(in thousands, except per share amounts)
GAAP income from operation	$12,410	$11,230
Add: Stock-based compensation expense	3,529	2,471
Add: Acquisition-related charges(1)	2,301	285
Non-GAAP income from operations	$18,240	$13,986
GAAP operating margin	9.2%	10.0%
Effect of above adjustments to income from operations	4.3%	2.5%
Non-GAAP operating margin	13.5%	12.5%
GAAP net income	$10,113	$9,003
Add: Stock-based compensation expense	3,529	2,471
Add: Acquisition-related charges(1)	2,301	285
Add: Foreign currency transaction (gains) losses(2)	25	155
Tax adjustments(3)	(1,563)	(767)
Non-GAAP net income	$14,405	$11,147
GAAP diluted earnings per share	$0.34	$0.31
Effect of stock-based compensation expense	0.09	0.06
Effect of acquisition-related charges(1)	0.05	0.01
Effect of foreign currency transaction (gains) losses(2)	0.00	0.00
Non-GAAP diluted earnings per share	$0.48	$0.38

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

In connection with the OSB Consulting LLC (“OSB”) acquisition on November 1, 2013, the purchase price was subject to adjustment after the closing for up to an additional $6.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the five months ended March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. The Company determined that OSB had met 100% of the performance targets for the five months ended March 31, 2014 and the nine months ended December 31, 2014 and we therefore paid $500 and $2,500, respectively, of the earn-out consideration during the fiscal year ending March 31, 2015 with respect to these targets. The fair value of the remaining contingent consideration at June 30, 2015 is $2,545.

On December 31, 2013, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”) expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. At June 30, 2015, there were no borrowings outstanding under the credit facility (see Note 11 to the notes to our consolidated financial statements included in this Quarterly Report).

On April 1, 2015, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among Virtusa, Apparatus, Inc. an Indiana corporation (“Apparatus”), the majority stock holder of Apparatus (“Major Stockholder”) and the other stockholders (collectively with the Major Stockholder, the “Sellers”), to acquire all of the issued and outstanding stock of Apparatus (the “Acquisition”). We completed the Acquisition on April 1, 2015, and Apparatus is now a wholly owned subsidiary of the Company.

Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34.2 million in cash, subject to post closing working capital adjustments. The purchase price is also subject to adjustment after the closing by up to an additional $1.7 million in earn out consideration to the Sellers in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Sellers can earn up to 110% of the earn-out if the performance targets are exceeded by 110%.  We deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers’ indemnification obligations under the Stock Purchase Agreement. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement.

In connection with the Acquisition, we offered employment to all of Apparatus’ employees.  We have agreed to offer up to $1.5 million in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees can earn up to 110% if the performance targets are exceeded by 110%.

On July 28, 2015, we acquired the business of Agora Group, Inc., an IT consulting organization headquartered in Atlanta, Georgia, USA and its Indian affiliate (collectively, “Agora”), focused on implementing and integrating business process management (BPM) solutions on leading BPM suites. Agora employs approximately 60 experienced practitioners with deep knowledge in BPM-related solutions.

Under the terms of the asset purchase agreement by and among Virtusa, Agora Group, Inc. and the sole stockholder of the Agora Group, Inc., we acquired Agora’s business for approximately $7.5 million in cash (net of working capital adjustments). We has also agreed to issue an aggregate of up to $2.89 million in restricted stock awards from our stock option and incentive plan, not to exceed 77,067 shares, to certain Agora employees. The restricted stock awards will vest annually over a four year period.

From the purchase price, we deposited approximately $0.9 million into escrow for a period of 12 months as security for the Agora Group’s and the sole stockholder’s indemnification obligations under the asset purchase agreement. The Company, the Agora Group and sole stockholder made customary representations, warranties and covenants in the asset purchase agreement. The asset purchase agreement also contains non-solicitation and non-competition provisions pursuant to which the Agora Group and the sole stockholder agreed not to solicit any employee or affiliate or client of the Company and to not engage in any competitive business or activities, in each case, for a period of three years after the date of closing of the transaction.

At June 30, 2015, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2015, we sold $3.9 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2015. No amounts were due under the financing agreement at June 30, 2015, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2015	2014
Net cash provided by (used in) operating activities	$1,445	$(2,500)
Net cash used for investing activities	(22,999)	(4,792)
Net cash provided by financing activities	2,058	1,458
Effect of exchange rate changes on cash	(1,458)	(1)
Net decrease in cash and cash equivalents	(20,954)	(5,835)
Cash and cash equivalents, beginning of period	124,802	82,761
Cash and cash equivalents, end of period	$103,848	$76,926

Operating activities

Net cash provided by operating activities increased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to increased net income adjusted for stock-based compensation, reversal of contingent consideration during the three months ended June 30, 2014, and a net increase in cash from changes in working capital primarily driven by changes in accrued employee compensation, income tax payable and prepaid and other current assets.

Investing activities

Net cash used in investing activities increased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to the Apparatus acquisition partially offset by proceeds from sale of investments.

Financing activities

Net cash provided by financing activities increased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to payment of contingent consideration related to OSB acquisition during the three months ended June 30, 2014.

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

In June 2014, the FASB issued ASU No. 2014 12—“Stock Compensation—Accounting for Share Based Payments In some cases, the terms of an award may provide that a performance target that affects vesting could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU does not have an impact on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the three months ended June 30, 2015 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at June 30, 2015 was $125.6 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

The U.K. pound sterling, Swedish krona and the euro exchange fluctuations can have an unpredictable impact on our U.K. pound sterling, Swedish krona and the euro revenues generated, and costs incurred. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling, the Swedish krona as well as the euro. These derivative contracts have maximum duration of 92 days and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility.  These hedges are designed to reduce the negative impact of a weaker U.K. pound sterling, Swedish krona or the euro, however they also reduce the positive impact of a stronger U.K. pound sterling, Swedish krona or the euro.

Interest Rate Risk

We had no debt outstanding at June 30, 2015 under our $25.0 million secured revolving credit facility. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At June 30, 2015, we had $200.7 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission, on May 20, 2015 (the “Annual Report”), which could materially affect our business, financial condition or future results. During the quarterly periods covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Annual Report.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended June 30, 2015, we withheld an aggregate of 76,648 shares of restricted stock at a price of $45.86 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description

10.1*		Asset Purchase Agreement by and among Virtusa Corporation, Agora Group, Inc. (“Agora”) and the sole stockholder of Agora dated as of July 28, 2015

10.2

Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on July 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2015 (Unaudited) and March 31, 2015
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

Schedules and exhibits to the Asset Purchase Agreement among the Company, Agora and the sole stockholder of Agora have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

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

Virtusa Corporation
Date: July 30, 2015	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2015	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1*		Asset Purchase Agreement by and among Virtusa Corporation, Agora Group, Inc. (“Agora”) and the sole stockholder of Agora dated as of July 28, 2015

10.2

Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the SEC on July 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2015 (Unaudited) and March 31, 2015
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income for the Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2015 and June 30, 2014 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

Schedules and exhibits to the Asset Purchase Agreement among the Company, Agora and the sole stockholder of Agora have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules and exhibits to the Securities and Exchange Commission upon request.

**                                 Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.