Form 10-Q
period 2015-09-30
VIRTUSA CORP
filed 2015-11-05
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 30, 2015:

Class	Number of Shares
Common Stock, par value $.01 per share	29,796,685

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share
and per share amounts)

	September 30, 2015	March 31, 2015

Assets
Current assets:
Cash and cash equivalents	$82,258	$124,802
Short-term investments	96,286	90,414
Accounts receivable, net of allowance of $1,111 and $881 at September 30, 2015 and March 31, 2015, respectively	97,290	75,431
Unbilled accounts receivable	23,690	27,914
Prepaid expenses	10,321	7,428
Deferred income taxes	7,978	7,639
Restricted cash	3,463	45
Other current assets	13,957	13,565
Total current assets	335,243	347,238
Property and equipment, net of accumulated depreciation of $39,140 and $36,203 at September 30, 2015 and March 31, 2015, respectively	40,694	37,988
Long-term investments	24,887	20,732
Deferred income taxes	5,479	4,764
Goodwill	76,430	50,360
Intangible assets, net	34,321	21,909
Other long-term assets	5,607	6,746
Total assets	$522,661	$489,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,013	$8,693
Accrued employee compensation and benefits	30,524	26,915
Accrued expenses and other current liabilities	34,462	23,762
Income taxes payable	1,516	1,834
Total current liabilities	77,515	61,204
Deferred income taxes	1,861	1,996
Long-term liabilities	3,627	2,762
Total liabilities	83,003	65,962
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2015 and March 31, 2015; zero shares issued and outstanding at September 30, 2015 and March 31, 2015	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2015 and March 31, 2015; issued 31,125,442 and 30,854,979 shares at September 30, 2015 and March 31, 2015, respectively; outstanding 29,268,739 and 28,998,276 shares at September 30, 2015 and March 31, 2015, respectively	311	309
Treasury stock, 1,856,703 common shares, at cost, at September 30, 2015 and March 31, 2015, respectively	(9,652)	(9,652)
Additional paid-in capital	287,922	283,178
Retained earnings	205,267	184,068
Accumulated other comprehensive loss	(44,190)	(34,128)
Total stockholders’ equity	439,658	423,775
Total liabilities, undesignated preferred stock and stockholders’ equity	$522,661	$489,737

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenue	$143,002	$117,700	277,846	$229,974
Costs of revenue	93,500	74,968	180,862	147,557
Gross profit	49,502	42,732	96,984	82,417
Operating expenses:
Selling, general and administrative expenses	36,246	30,491	71,318	58,946
Income from operations	13,256	12,241	25,666	23,471
Other income (expense):
Interest income	1,502	1,230	2,927	2,389
Foreign currency transaction gains (losses )	219	85	194	(69)
Other, net	109	(58)	99	(68)
Total other income	1,830	1,257	3,220	2,252
Income before income tax expense	15,086	13,498	28,886	25,723
Income tax expense	4,000	3,384	7,687	6,606
Net income	$11,086	$10,114	$21,199	$19,117

Basic earnings per share	$0.38	$0.35	$0.73	$0.67
Diluted earnings per share	$0.37	$0.34	$0.71	$0.65

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net income	$11,086	$10,114	$21,199	$19,117
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,195)	$(5,249)	$(6,809)	$(5,450)
Pension plan adjustment	74	26	130	13
Unrealized (loss) gain on available-for-sale securities, net of tax	29	(91)	14	(41)
Unrealized (loss) gain on effective cash flow hedges, net of tax	—	1,810	(3,397)	2,471
Other comprehensive (loss) income	$(5,092)	$(3,504)	$(10,062)	$(3,007)
Comprehensive income	$5,994	$6,610	$11,137	$16,110

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$21,199	$19,117
Adjustments to reconcile net income to net cash used in provided by operating activities:
Depreciation and amortization	7,639	7,151
Share-based compensation expense	6,634	4,931
Reversal of contingent consideration	—	(1,833)
Provision for doubtful accounts	203	(175)
Loss on sale of property and equipment	5	42
Deferred income taxes	—	122
Foreign currency (gains) losses, net	(194)	69
Amortization of discounts and premiums on investments	372	636
Excess tax benefits from stock option exercises	(2,127)	(2,837)
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(14,168)	(3,422)
Prepaid expenses and other current assets	(4,923)	(927)
Other long-term assets	(209)	(386)
Accounts payable	670	(887)
Accrued employee compensation and benefits	(759)	(6,577)
Accrued expenses and other current liabilities	3,378	2,834
Income taxes payable	558	824
Other long-term liabilities	216	539
Net cash provided by operating activities	18,494	19,221
Cash flows from investing activities:
Proceeds from sale of property and equipment	3	26
Purchase of short-term investments	(29,261)	(2,515)
Proceeds from sale or maturity of short-term investments	26,405	10,797
Purchase of long-term investments	(18,173)	(15,005)
Proceeds from sale of long-term investments	8,200	2,000
Increase in restricted cash	(3,420)	(15)
Business acquisition, net of cash acquired	(37,167)	—
Purchase of property and equipment	(7,313)	(6,393)
Net cash used in investing activities	(60,726)	(11,105)
Cash flows from financing activities:
Proceeds from exercise of common stock options	748	1,650
Payment of contingent consideration related to acquisitions	—	(441)
Principal payments on capital lease obligation	(51)	(22)
Excess tax benefits from stock option exercises	2,127	2,837
Net cash provided by financing activities	2,824	4,024
Effect of exchange rate changes on cash and cash equivalents	(3,136)	(934)
Net (decrease) increase in cash and cash equivalents	(42,544)	11,206
Cash and cash equivalents, beginning of period	124,802	82,761
Cash and cash equivalents, end of period	$82,258	$93,967

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

Fair Value of Financial Instruments

At September 30, 2015 and March 31, 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The adoption of this guidance did not have an impact on the consolidated financial statements.

In September 2015 the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted.  The Company elected to adopt this guidance in the current fiscal quarter.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Numerators:
Net income	$11,086	$10,114	$21,199	$19,117
Denominators:
Weighted average common shares outstanding	29,217,820	28,695,642	29,143,383	28,586,223
Dilutive effect of employee stock options and unvested restricted stock	788,766	720,156	825,059	797,595
Dilutive effect of stock appreciation rights	1,884	8,569	3,107	9,006
Weighted average shares-diluted	30,008,470	29,424,367	29,971,549	29,392,824
Basic earnings per share	$0.38	$0.35	$0.73	$0.67
Diluted earnings per share	$0.37	$0.34	$0.71	$0.65

During the three months ended September 30, 2015, there were no shares excluded from the calculation of diluted earnings per share. During the six months ended September 30, 2015, options to purchase 2,769 shares of common stock were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and six months ended September 30, 2014, options to purchase 22,471 and 47,849 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At September 30, 2015 and March 31, 2015, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at September 30, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$35,398	$4	$(16)	$35,386
Non-current	21,993	14	(21)	21,986
Agency and short-term notes:
Current	3,013	2	—	3,015
Non-current	2,900	1	—	2,901
Municipal bonds:
Current	200	—	—	200
Time deposits:
Current	57,685	—	—	57,685
Total available-for-sale securities	$121,189	$21	$(37)	$121,173

The following is a summary of investment securities at March 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$41,873	$10	$(22)	$41,861
Non-current	10,551	—	(21)	10,530
Agency and short-term notes:
Current	6,737	3	—	6,740
Non-current	10,203	1	(2)	10,202
Municipal bonds:
Current	200	—	—	200
Time deposits:
Current	41,613	—	—	41,613
Total available-for-sale securities	$111,177	$14	$(45)	$111,146

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2015 and March 31, 2015 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value, except as disclosed in Note 5.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Proceeds from sales of available-for-sale investment securities	$15,551	$7,499	$34,605	$12,797
Gross gains	$—	$—	$1	$—
Gross losses	—	—	—	—
Net realized gains on sales of available-for-sale investment securities	$—	$—	$1	$—

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$96,286	$—	$96,286
Available-for-sales securities—non-current	—	24,887	—	24,887
Foreign currency derivative contracts	—	1,539	—	1,539
Total assets	$—	$122,712	$—	$122,712
Liabilities:
Foreign currency derivative contracts	$—	$3,292	$—	$3,292
Contingent consideration	—	—	4,209	4,209
Total liabilities	$—	$3,292	$4,209	$7,501

The Company determines the fair value of the contingent consideration related to acquisitions based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability. See Note 7 of the notes to our financial statements included herein for a description of the Company’s acquisitions and related contingent consideration targets. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at September 30, 2015.

Level 3 Liabilities
Balance at April 1, 2015	$2,432
Contingent consideration related to acquisition purchase price allocation	1,370
Contingent consideration recognized in earnings	413
Foreign currency translation adjustments	(6)
Balance at September 30, 2015	$4,209

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

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the six months ended September 30, 2015 and 2014.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $128,062 and $121,380, at September 30, 2015 and March 31, 2015, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $848 at September 30, 2015. At September 30, 2015, the maximum outstanding term of any derivative instrument was 33 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2015 and March 31, 2015:

Derivatives designated as hedging instruments

	September 30, 2015	March 31, 2015
Foreign currency exchange contracts:
Other current assets	$1,114	$3,285
Other long-term assets	$425	$1,359
Accrued expenses and other current liabilities	$1,962	$1,183
Long-term liabilities	$1,330	$619

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended September 30,		Six months ended September 30,
Hedging Relationships	2015	2014	2015	2014
Foreign currency exchange contracts	$(218)	$1,072	$(4,094)	$1,514

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended September 30,		Six months ended September 30,
Portion)	2015	2014	2015	2014
Costs of revenue	$51	$(771)	$331	$(1,165)
Operating expenses	$19	$(427)	$170	$(670)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended September 30,		Six months ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2015	2014	2015	2014
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(150)	$166	$(1,048)	$(83)
	Revenue	$16	$284	$(270)	$136
	Costs of revenue	$19	$(129)	$125	$(80)
	Selling, general and administrative expenses	$6	$(23)	$12	$(14)

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

Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34,200 in cash, subject to post closing working capital adjustments. The purchase price is also subject to adjustment after the closing by up to an additional $1,700 in earn out consideration to the Sellers in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Sellers can earn up to 110% of the earn-out if the performance targets are exceeded by 110%.  The fair value of contingent at September 30, 2015 is $894. The Company deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers’ indemnification obligations under the Stock Purchase Agreement. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement. During the three months ended September 30, 2015, the Company and Apparatus agreed to a working capital adjustment of $297, resulting in a reduction to the purchase price paid.

In connection with the Acquisition, the Company offered employment to all of Apparatus’ employees.  The Company has agreed to offer up to $1,500 in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees can earn up to 110% if the performance targets are exceeded by 110%. The Company has also agreed to issue an aggregate of up to $3,500 in shares of restricted stock from the Company’s stock option and incentive plan, not to exceed 93,333 shares, to certain Apparatus employees. The shares will vest annually and will be expensed over a four year period and will be recorded as post-acquisition compensation expense.

A summary of the preliminary purchase price allocation for Apparatus is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$31,248
Holdback of 8.5%	2,903
Fair value of contingent consideration	830
Working capital adjustment	(297)
Fair value of consideration transferred	34,684
Less: Cash acquired	(731)
Total purchase price, net of cash acquired	$33,953
Acquisition-related costs	$631
Purchase Price Allocation:
Cash and cash equivalents	$731
Accounts receivable and unbilled receivable	2,916
Prepaid expense	79
Property and equipment	1,115
Goodwill	19,229
Customer relationships	12,200	10 years
Technology	500	5 years
Trademark	400	3 years
Other current liabilities	(2,486)
Total purchase price	34,684
Less: Cash acquired	(731)
Total purchase price, net of cash acquired	$33,953

The purchase price allocation is based upon preliminary estimates and assumptions that may be subject to change during the measurement period.

On June 1, 2015, Virtusa AB, a wholly owned subsidiary of the Company organized and formed in Sweden, acquired the assets of a consulting company located in Sweden. The purchase price was approximately $360 in cash subject to adjustment after the closing for up to an additional $540 in earn-out consideration. The purchase price allocation was as follows: goodwill of $505, customer relationships of $446 and other current liabilities of $51. The fair value of contingent consideration at September 30, 2015 is $534, which includes a $6 foreign currency translation loss.

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

Under the terms of the asset purchase agreement by and among the Company, Agora Group, Inc. and the sole stockholder of the Agora Group, Inc., the Company acquired Agora’s business for $7,441 in cash (net of working capital adjustments). The Company has also agreed to issue an aggregate of up to $2,890 in restricted stock awards from the Company’s stock option and incentive plan, not to exceed 77,067 shares, to certain Agora employees. The restricted stock awards will vest annually and will be expensed over a four year period.

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

A summary of the preliminary purchase price allocation for Agora is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$6,587
Holdback	854
Total purchase price, net of cash acquired	$7,441
Acquisition-related costs	$35
Purchase Price Allocation:
Goodwill	$6,141
Customer relationships	1,300	5 yrs
	$7,441

The following unaudited, pro forma information assumes the Apparatus and Agora acquisition occurred on April 1, 2014. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent the Company’s actual consolidated results of operations had each acquisition occurred on the dates assumed, nor are these necessarily indicative of the Company’s future consolidated results of operations.

	Three months ended September 30,		Six months ended September 30,
	2015	2014	2015	2014

Revenue	$143,780	$127,150	$281,187	$248,127
Net income	$11,161	$9,885	$21,720	$18,220

Revenue and net loss relating to Apparatus and Agora since the acquisition dates, amounting to $8,525 and (613), respectively, have been included in the consolidated statement of income for the three months ended September 30, 2015. Revenue and net loss relating to Apparatus and Agora since the acquisition date, amounting to $15,609 and (1,225), respectively, have been included in the consolidated statement of income for the six months ended September 30, 2015.  The unaudited pro forma consolidated results of operations for the three and six months ended September 30, 2015 and 2014 included amortization of intangible assets, share-based compensation expense, acquisition related costs, earn-out bonuses and changes in the fair value of contingent consideration.

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one reportable segment. The following are details of the changes in goodwill balance at September 30, 2015:

Amount
Balance at April 1, 2015	$50,360
Goodwill arising from acquisitions	25,875
Foreign currency translation adjustments	195
Balance at September 30, 2015	$76,430

The acquisition costs and goodwill balance deductible for the Company’s business acquisitions for tax purposes are $68,388. The acquisition costs and goodwill balance not deductible for tax purposes are $10,117 and relate to the Company’s TradeTech Consulting AB acquisition, which closed on January 2, 2014.

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

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at September 30, 2015.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$48,168	$14,706	$33,462
Partner relationships	6.0	700	660	40
Trademark	2.8	457	107	350
Technology	5.0	500	31	469
	9.0	$49,825	$15,504	$34,321

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(9) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense.  The Company’s effective tax rate was 26.5% and 26.6% for the three and six months ended September 30, 2015, respectively, as compared to an effective tax rate of 25.1% and 25.7% for the three and six months ended September 30, 2014, respectively.  The Company’s reported effective tax rate is impacted by jurisdictional mix of profits in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays the Company has in place.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12 year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2015. During the fiscal year ended March 31, 2015, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On September 30, 2015, the Company received confirmation for the Board of Investments that it has satisfied investment criteria through March 31, 2015 and is eligible for holiday benefits. At September 30, 2015, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

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

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2015 and March 31, 2015, the total liability for unrecognized tax benefits was $559 and $546, respectively, if realized.

Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the six months ended September 30, 2015 and September 30, 2014, the unrecognized tax benefits increased by $13 and decreased by $22, respectively. The increase in unrecognized tax benefits in the six months period ending September 30, 2015 was predominantly due to increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At September 30, 2015, the Company had $211,450 of unremitted earnings from foreign subsidiaries and approximately $105,887 of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Client revenue:
North America	$101,621	$75,985	$198,322	$149,448
Europe	32,061	34,586	62,407	66,484
Rest of world	9,320	7,129	17,117	14,042
Consolidated revenue	$143,002	$117,700	$277,846	$229,974

	September 30, 2015	March 31, 2015
Long-lived assets, net of accumulated depreciation and amortization:
North America	$97,614	$59,316
Asia	35,092	32,896
Europe	18,739	18,045
Consolidated long-lived assets, net	$151,445	$110,257

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Customer 1	13.3%	9.9%	13.3%	9.4%

(11) Debt

On December 31, 2013, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”). The credit agreement amended and restated the Company’s $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company’s foreign currency hedging programs. The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company’s ratio of indebtedness to Adjusted EBITDA. The term of the credit facility is five years, ending December 31, 2018. This facility replaced the Company’s prior $3,000 line of credit with JPM. At September 30, 2015, there were no borrowings outstanding under the credit facility.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the six months ended September 30, 2015, $7,901 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2015. The Company had no letters of credit outstanding at September 30, 2015.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic pension cost
Service cost	$182	$135	$368	$271
Interest cost	67	59	136	118
Expected return on plan assets	(81)	(54)	(164)	(108)
Amortization past service cost	3	2	5	5
Amortization of actuarial loss	39	24	78	48
Net periodic pension cost	$210	$166	423	$334

The Company expects to contribute approximately $1,000 in cash to the gratuity plans during the fiscal year ending March 31, 2016. The Company made cash contributions of $703 to the plans during the six months ended September 30, 2015.

(13) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Six Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2015	2014	2015	2014
Investment securities
Beginning balance	$(33)	$(4)	$(18)	$(54)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0 for all periods	29	(91)	15	(41)
Reclassifications from OCI to other income — net of tax of $0 for all periods	—	—	(1)	—
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	29	(91)	14	(41)

Closing Balance	$(4)	$(95)	$(4)	$(95)

Currency Translation Adjustments
Beginning balance	$(37,179)	$(23,454)	$(35,565)	$(23,253)
OCI before reclassifications	(5,195)	(5,249)	(6,809)	(5,450)

Closing Balance	$(42,374)	$(28,703)	$(42,374)	$(28,703)

Cash Flow Hedges
Beginning balance	$(1,010)	$(3,168)	$2,387	$(3,829)
OCI before reclassifications net of tax of $(317), $105, $(1,144) and $361	99	967	(2,950)	1,153
Reclassifications from OCI to
- Costs of revenue, net of tax of $18, $228, $(37) and $329	(69)	543	(294)	836
- Selling, general and administrative expenses, net of tax of $11, $127, $(17) and $188	(30)	300	(153)	482
Comprehensive income (loss) on cash flow hedges, net of tax of $(288), $460, $(1,198) and $878	—	1,810	(3,397)	2,471

Closing Balance	$(1,010)	$(1,358)	$(1,010)	$(1,358)

Benefit plans
Beginning balance	$(876)	$(591)	$(932)	$(578)
OCI before reclassifications net of tax of $0 for all periods	$—	$—	$—	$—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	3	2	4	4
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—	1	1

Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	28	14	56	29
- Selling, general and administrative expenses, net of tax of $0 for all periods	9	10	25	19
Other adjustments	34	—	44	(40)
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	74	26	130	13

Closing Balance	$(802)	$(565)	$(802)	$(565)
Accumulated other comprehensive income (loss) at September 30, 2015	$(44,190)	$(30,721)	$(44,190)	$(30,721)

(14) Subsequent Events

On October 20, 2015, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling (“GBP”) against the U.S. dollar, the Swedish Krona (“SEK”) against the U.S. dollar and the Euro (“EUR”) against the U.S. dollar (the “Euro contracts”), each of which will expire on various dates during the period ending December 31, 2015. The GBP contracts have an aggregate notional amount of approximately £ 4,978 (approximately $ 7,657), the SEK contracts have an aggregate notional amount of approximately SEK 4,402 (approximately $534) and the EUR contracts have an aggregate notional amount of approximately EUR 1,265 (approximately $1,431). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $ 1.538, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.121, and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.131.

On November 5, 2015, Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of Virtusa Corporation (“Virtusa” or the “Company”), entered into a definitive share purchase agreement (“SPA”) to purchase 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris Consulting & Services Limited (“Polaris”) from certain Polaris shareholders for approximately $180,000 in cash (the “Polaris SPA Transaction”).  In addition, under applicable India Takeover rules, Virtusa India will make an unconditional mandatory offer to the Polaris public shareholders to purchase up to an additional 26.0% of the outstanding shares of Polaris for approximately $90,000 in cash, assuming full tender and the offer price remaining unchanged, for total consideration of approximately $270,000. The transaction is subject to certain conditions to close, including regulatory approvals in the United States and India, and is expected to close during Virtusa’s fourth fiscal quarter ending March 31, 2016.

The Company has secured commitments for senior secured debt financing of $300,000 from JP Morgan Chase Bank, N.A. and Bank of America, N.A., in support of the transaction, comprised of $100,000 revolving credit facility and a $200,000 multi-draw term loan.  Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on Virtusa’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). Virtusa intends to enter into an interest rate swap agreement to minimize interest rate exposure. The term of the facilities is five years from date of close. The definitive credit agreement governing the facilities will include a maximum debt to EBITDA ratio and a minimum fixed charge ratio. These facilities will replace Virtusa’s existing $25,000 credit facility with JP Morgan Chase Bank, N.A.

On November 5, 2015, the Company entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, effective only upon the closing of the Polaris SPA Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy (“GTRS”) for the provision of IT services to Citi on an enterprise wide basis (“GTRS Preferred Vendor”), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi, (iii) the parties agreed to amend Polaris’ master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the “Citi/Virtusa MSA”), and (iv) Virtusa agreed to terminate Virtusa’s existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement.  Under the terms of the Citi/Virtusa MSA, the Citi/Virtusa MSA has a perpetual term, but may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party on 30 days prior written notice or by Citi for convenience generally upon 30 days prior written notice except for certain time and material engagements, which may be terminated for convenience by Citi on 10 business days or shorter notice.  The Citi/Virtusa MSA contains provisions regarding insurance, indemnities, limitations of liability, warranty, service levels, liquidated damages and other customary terms and conditions.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements, as well as the impact of any acquisitions. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Sweden and Austria, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore delivery center in the United States. At September 30, 2015, we had 10,364 employees, or team members.

In the three months ended September 30, 2015, our revenue increased by 21% to $143.0 million, compared to $117.7 million in the three months ended September 30, 2014. In the six months ended September 30, 2015, our revenue increased by 21% to $277.8 million, compared to $230.0 million in the six months ended September 30, 2014.

In the three months ended September 30, 2015, net income increased by 10% to $11.1 million, as compared to $10.1 million in the three months ended September 30, 2014. Net income increased by 11% to $21.2 million in the six months ended September 30, 2015, as compared to $19.1 million in the six months ended September 30, 2014.

The increase in revenue for the three and six months ended September 30, 2015, as compared to the three and six months ended September 30, 2014, primarily resulted from:

•                  Revenue generated from clients acquired by us in the acquisition of Apparatus Inc. (“Apparatus”) on April 1, 2015 and Agora Group Inc. (“Agora”) on July 28, 2015.

•                  Broad based revenue growth across our client portfolio existing at September 30, 2014

•                  Broad based revenue growth across our industry groups lead by our communication and technology (“C&T”) and financial services and insurance industry groups

The key drivers of the increase in our net income for the three and six months ended September 30, 2015, as compared to the three and six months ended September 30, 2014, were as follows:

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

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2015 and 2014, 87% of our revenue was derived from clients who had been using our services for more than one year. During the six months ended September 30, 2015 and 2014, 87% and 86%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature.  For the three months ended September 30, 2015, our application outsourcing and consulting revenue represented 54% and 46%, respectively, of our total revenue as compared to 55% and 45%, respectively, for the three months ended September 30, 2014. For the six months ended September 30, 2015, our application outsourcing and consulting revenue represented 54% and 46%, respectively, of our total revenue as compared to 55% and 45%, respectively, for the six months ended September 30, 2014.

In the three months ended September 30, 2015, our European revenue decreased by 7%, or $2.5 million, to $32.1 million, or 22% of total revenue, from $34.6 million, or 29% of total revenue in the three months ended September 30, 2014. In the six months ended September 30, 2015, our European revenue decreased by 6%, or $4.1 million, to $62.4 million, or 23% of total revenue, from $66.5 million, or 29% of total revenue in the six months ended September 30, 2014.The decrease in revenue for the three and six months ended September 30, 2015 is primarily due to the depreciation of the U.K. pound sterling, the euro and Swedish krona (“SEK”) against the U.S. dollar.

Our gross profit increased by $6.8 million to $49.5 million for the three months ended September 30, 2015, as compared to $42.7 million in the three months ended September 30, 2014. Our gross profit increased by $14.6 million to $97.0 million for the six months ended September 30, 2015 as compared to $82.4 million in the six months ended September 30, 2014. The increase in gross profit during the three and six months ended September 30, 2015, as compared to the three and six months ended September 30, 2014, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals and higher subcontractor costs. As a percentage of revenue, gross margin was 34.6% and 36.3% in the three months ended September 30, 2015 and 2014, respectively. During the six months ended September 30, 2015 and 2014, gross margin, as a percentage of revenue, was 34.9% and 35.8%, respectively. The decrease in gross margin for the three and six months ended September 30, 2015 was primarily due to increased compensation costs related to an increase in the number of IT professionals partially offset by the depreciation in the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 36% and 38% of total revenue, and revenue from time-and-materials contracts represented 64% and 62% of total revenue for the three months ended September 30, 2015 and 2014, respectively. Revenue from fixed-price contracts represented 38% and 37% of total revenue and revenue from time-and-materials contracts represented 62% and 63% for the six months ended September 30, 2015 and 2014, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2015 primarily reflects our client preferences.

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

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2015, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 17.3%. Our attrition rate at September 30, 2015 reflects a slightly lower rate of attrition as compared to the corresponding prior year period and is within the range of our long-term goal. Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The following table presents an overview of our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		$	%
(dollars in thousands)	2015	2014	Change	Change
Revenue	$143,002	$117,700	$25,302	21.5%
Costs of revenue	93,500	74,968	18,532	24.7%
Gross profit	49,502	42,732	6,770	15.8%
Operating expenses	36,246	30,491	5,755	18.9%
Income from operations	13,256	12,241	1,015	8.3%
Other income (expense)	1,830	1,257	573	45.6%
Income before income tax expense	15,086	13,498	1,588	11.8%
Income tax expense	4,000	3,384	616	18.2%
Net income	$11,086	$10,114	$972	9.6%

Revenue

Revenue increased by 21.5%, or $25.3 million, from $117.7 million during the three months ended September 30, 2014 to $143.0 million in the three months ended September 30, 2015. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2014, revenue generated from clients acquired by us in the acquisition of Apparatus and Agora and broad based revenue growth across our industry groups lead by our C&T and financial services and insurance industry groups. Revenue from North American clients in the three months ended September 30, 2015 increased by $25.6 million, or 33.7%, as compared to the three months ended September 30, 2014, due to broad based revenue growth, particularly in our financial services and C&T industry groups and clients acquired in the last twelve months, including $8.5 million contributed from the Apparatus and Agora acquisitions. Revenue from European clients decreased by $2.5 million, or 7.3%, as compared to the three months ended September 30, 2014, primarily due the depreciation of the U.K. Pound sterling, the euro and SEK against the U.S. dollar. We had 128 active clients at September 30, 2015, as compared to 111 active clients at September 30, 2014.

Costs of revenue

Costs of revenue increased from $75.0 million in the three months ended September 30, 2014 to $93.5 million in the three months ended September 30, 2015, an increase of $18.5 million, or 24.7% which reflects a benefit of $2.3 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $13.3 million, including higher onsite costs related to the mix of resources required for onsite work in part driven by the Apparatus and Agora acquisitions . The increased costs of revenue are also due to an increase in subcontractor costs of $3.1 million and an increase in travel expenses of $1.1 million. At September 30, 2015, we had 9,247 IT professionals as compared to 7,722 at September 30, 2014.

As a percentage of revenue, cost of revenue increased from 63.7% for the three months ended September 30, 2014 to 65.4% for three months ended Septemeber 30, 2015.

Gross profit

Our gross profit increased by $6.8 million, or 15.8%, to $49.5 million for the three months ended September 30, 2015, as compared to $42.7 million for the three months ended September 30, 2014, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals and subcontractor costs. As a percentage of revenue, our gross profit was 34.6% and 36.3% in the three months ended September 30, 2015 and 2014, respectively.

Operating expenses

Operating expenses increased from $30.5 million in the three months ended September 30, 2014 to $36.2 million in the three months ended September 30, 2015, an increase of $5.7 million, or 18.9%, which reflects a benefit of $1.2 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $3.9 million in compensation related expenses, an increase of $0.3 million in facilities expense and an increase of $0.2 million in intangible amortization related to acquisition. As a percentage of revenue, our operating expenses decreased from 25.9% in the three months ended September 30, 2014 to 25.3% in the three months ended September 30, 2015.

Income from operations

Income from operations increased by 8.3%, from $12.2 million in the three months ended September 30, 2014 to $13.3 million in the three months ended September 30, 2015. As a percentage of revenue, income from operations decreased from 10.4% in the three months ended September 30, 2014 to 9.3% in the three months ended September 30, 2015.

Other income (expense)

Other income (expense) increased from $1.3 million in the three months ended September 30, 2014 to $1.8 million in the three months ended September 30, 2015 primarily due to increases in interest income.

Income tax expense

Income tax expense increased by $0.6 million, from $3.4 million in the three months ended September 30, 2014 to $4.0 million in the three months ended September 30, 2015. Our effective tax rate increased from 25.1% for the three months ended September 30, 2014 to 26.5% for the three months ended September 30, 2015. The increase in the effective tax rate was primarily due to the geographic mix of profits, offset by SEZ tax holiday incentives located in Bangalore and Pune, India.

Net income

Net income increased by 9.6%, from $10.1 million in the three months ended September 30, 2014 to $11.1 million in the three months ended September 30, 2015 due primarily to higher gross profits.

Six months ended September 30, 2015 compared to the six months ended September 30, 2014

The following table presents an overview of our results of operations for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,		$	%
(dollars in thousands)	2015	2014	Change	Change
Revenue	$277,846	$229,974	$47,872	20.8%
Costs of revenue	180,862	147,557	33,305	22.6%
Gross profit	96,984	82,417	14,567	17.7%
Operating expenses	71,318	58,946	12,372	21.0%
Income from operations	25,666	23,471	2,195	9.4%
Other income (expense)	3,220	2,252	968	43.0%
Income before income tax expense	28,886	25,723	3,163	12.3%
Income tax expense	7,687	6,606	1,081	16.4%
Net income	$21,199	$19,117	$2,082	10.9%

Revenue

Revenue increased by 20.8%, or $47.8 million, from $230.0 million during the six months ended September 30, 2014 to $277.8 million in the six months ended September 30, 2015. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of September 30, 2014, revenue generated from clients acquired by us in the acquisition of Apparatus and Agora, and broad based revenue growth across our industry groups lead by our C&T and financial services and insurance industry groups. Revenue from North American clients in the six months ended September 30, 2015 increased by $48.9 million, or 32.7%, as compared to the six months ended September 30, 2014, due to broad based revenue growth, particularly in our financial services and C&T industry groups and clients acquired in the last twelve months, including $15.6 million contributed from the Apparatus and Agora acquisitions. Revenue from European clients decreased by $4.1 million, or 6.1%, as compared to the six months ended September 30, 2014, primarily due the depreciation of the U.K. Pound sterling, the euro and SEK against the U.S. dollar. We had 128 active clients at September 30, 2015, as compared to 111 active clients at September 30, 2014.

Costs of revenue

Costs of revenue increased from $147.6 million in the six months ended September 30, 2014 to $180.9 million in the six months ended September 30, 2015, an increase of $33.3 million, or 22.6% which reflects a benefit of $4.1 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $25.1 million, including higher onsite costs related to the mix of resources required for onsite work. The increased costs of revenue are also due to an increase in subcontractor costs of $4.4 million and an increase in travel expenses of $1.8 million. At September 30, 2015, we had 9,247 IT professionals as compared to 7,722 at September 30, 2014.

As a percentage of revenue, cost of revenue increased from 64.2% for the six months ended September 30, 2014 to 65.1% for six months ended September 30, 2015.

Gross profit

Our gross profit increased by $14.6 million, or 17.7%, to $97.0 million for the six months ended September 30, 2015, as compared to $82.4 million for the six months ended September 30, 2014, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals and subcontractor costs. As a percentage of revenue, our gross profit was 34.9% and 35.8% in the six months ended September 30, 2015 and 2014, respectively.

Operating expenses

Operating expenses increased from $58.9 million in the six months ended September 30, 2014 to $71.3 million in the six months ended September 30, 2015, an increase of $12.4 million, or 21.0%, which reflects a benefit of $2.1 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $8.1 million in compensation related expenses, an increase of $1.2 million in professional fees, an increase in bad debt expense by $0.3 million and an increase in the earn-out consideration related to acquisitions by $1.4 million. The net increase in earn-out consideration was primarily due to a $1.8 million earn-out consideration benefit recorded during the six months ended September 30, 2014 related to the TradeTech Consulting AB acquisition.  As a percentage of revenue, our operating expenses increased from 25.6% in the six months ended September 30, 2014 to 25.7% in the six months ended September 30, 2015.

Income from operations

Income from operations increased by 9.4%, from $23.5 million in the six months ended September 30, 2014 to $25.7 million in the six months ended September 30, 2015. As a percentage of revenue, income from operations decreased from 10.2% in the six months ended September 30, 2014 to 9.2% in the six months ended September 30, 2015.

Other income (expense)

Other income (expense) increased from $2.3 million in the six months ended September 30, 2014 to $3.2 million in the six months ended September 30, 2015 primarily due to increases in interest income.

Income tax expense

Income tax expense increased by $1.1 million, from $6.6 million in the six months ended September 30, 2014 to $7.7 million in the six months ended September 30, 2015. Our effective tax rate increased from 25.7% for the six months ended September 30, 2014 to 26.6% for the six months ended September 30, 2015. The increase in the effective tax rate was primarily due to the geographic mix of profits and a tax benefit recorded in the six months ended September 30, 2014 associated with the TradeTech earn-out consideration adjustment, offset by SEZ tax holiday incentives located in Bangalore and Pune, India.

Net income

Net income increased by 10.9%, from $19.1 million in the six months ended September 30, 2014 to $21.2 million in the six months ended September 30, 2015 due primarily to higher gross profits.

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

•                  Non-GAAP net income: net income, as reported on our consolidated statements of income, excluding the tax adjusted impact of the following: stock- based compensation, acquisition-related charges and foreign currency transaction gains and losses

•                  Non-GAAP diluted earnings per share: diluted earnings per share, as reported on our consolidated statements of income, excluding tax adjusted per share impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the three and six months ended September 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
GAAP income from operation	$13,256	$12,241	$25,666	$23,471
Add: Stock-based compensation expense	3,105	2,460	6,634	4,931
Add: Acquisition-related charges(1)	2,387	1,423	4,688	1,708
Non-GAAP income from operations	$18,748	$16,124	$36,988	$30,110
GAAP operating margin	9.3%	10.4%	9.2%	10.2%
Effect of above adjustments to income from operations	3.8%	3.3%	4.1%	2.9%
Non-GAAP operating margin	13.1%	13.7%	13.3%	13.1%
GAAP net income	$11,086	$10,114	$21,199	$19,117
Add: Stock-based compensation expense	3,105	2,460	6,634	4,931
Add: Acquisition-related charges(1)	2,387	1,423	4,688	1,708
Add: Foreign currency transaction (gains) losses(2)	(219)	(85)	(194)	69
Tax adjustments(3)	(1,398)	(952)	(2,961)	(1,719)
Non-GAAP net income	$14,961	$12,960	$29,366	$24,106
GAAP diluted earnings per share	$0.37	$0.34	$0.71	$0.65
Effect of stock-based compensation expense	0.08	0.06	0.16	0.12
Effect of acquisition-related charges(1)	0.06	0.04	0.11	0.05
Effect of foreign currency transaction (gains) losses(2)	(0.01)	0.00	(0.00)	0.00
Non-GAAP diluted earnings per share	$0.50	$0.44	$0.98	$0.82

(1)                                 Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs, including integration expenses.

(2)                                 Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)                                 Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the effective tax rate for the respective periods.

Liquidity and capital resources

We have financed our operations from sales of shares of equity securities, including common stock, and from cash from operations. We have not borrowed against our existing or preceding credit facilities to fund operations.

In connection with the OSB Consulting LLC (“OSB”) acquisition on November 1, 2013, the purchase price was subject to adjustment after the closing for up to an additional $6.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the five months ended March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. The Company determined that OSB had met 100% of the performance targets for the five months ended March 31, 2014 and the nine months ended December 31, 2014 and we therefore paid $500 and $2,500, respectively, of the earn-out consideration during the fiscal year ending March 31, 2015 with respect to these targets. The fair value of the remaining contingent consideration at September 30, 2015 is $2,781.

On December 31, 2013, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”) expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. At September 30, 2015, there were no borrowings outstanding under the credit facility (see Note 11 to the notes to our consolidated financial statements included in this Quarterly Report).

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

In connection with the Acquisition, we offered employment to all of Apparatus’ employees.  We have agreed to offer up to $1.5 million in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees can earn up to 110% if the performance targets are exceeded by 110%. The fair value of the contingent consideration at September 30, 2015 is $894.

On June 1, 2015, Virtusa AB, a wholly owned subsidiary of the Company organized and formed in Sweden, acquired the assets of a consulting company located in Sweden. The purchase price was approximately $360 in cash subject to adjustment after closing for up to an additional $540 in earn-out consideration. The fair value of the contingent consideration at September 30, 2015 is $534.

On July 28, 2015, we acquired the business of Agora Group, Inc., an IT consulting organization headquartered in Atlanta, Georgia, USA and its Indian affiliate (collectively, “Agora”), focused on implementing and integrating business process management (BPM) solutions on leading BPM suites. Agora employs approximately 60 experienced practitioners with deep knowledge in BPM-related solutions.

Under the terms of the asset purchase agreement by and among Virtusa, Agora Group, Inc. and the sole stockholder of the Agora Group, Inc., we acquired Agora’s business for approximately $7.4 million in cash (net of working capital adjustments). We have also agreed to issue an aggregate of up to $2.9 million in restricted stock awards from our stock option and incentive plan, not to exceed 77,067 shares, to certain Agora employees. The restricted stock awards will vest annually over a four year period.

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

At September 30, 2015, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2015, we sold $7.9 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2015. No amounts were due under the financing agreement at September 30, 2015, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

On November 5, 2015, Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of Virtusa Corporation (“Virtusa” or the “Company”), entered into a definitive share purchase agreement (“SPA”) to purchase 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris Consulting & Services Limited (“Polaris”) from certain Polaris shareholders for approximately $180 million in cash (the “Polaris SPA Transaction”).  In addition, under applicable India Takeover rules, Virtusa India will make an unconditional mandatory offer to the Polaris public shareholders to purchase up to an additional 26.0% of the outstanding shares of Polaris for approximately $90 million in cash, assuming full tender and the offer price remaining unchanged, for total consideration of approximately $270 million. The transaction is subject to certain conditions to close, including regulatory approvals in the United States and India, and is expected to close during Virtusa’s fourth fiscal quarter ending March 31, 2016.

Virtusa has secured commitments for senior secured debt financing of $300 million from JP Morgan Chase Bank, N.A. and Bank of America, N.A., in support of the transaction, comprised of $100 million revolving credit facility and a $200 million multi-draw term loan.  Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on Virtusa’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). Virtusa intends to enter into an interest rate swap agreement to minimize interest rate exposure. The term of the facilities is five years from date of close. The definitive credit agreement governing the facilities will include a maximum debt to EBITDA ratio and a minimum fixed charge ratio. These facilities will replace Virtusa’s existing $25 million credit facility with JP Morgan Chase Bank, N.A.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$18,494	$19,221
Net cash used in investing activities	(60,726)	(11,105)
Net cash provided by financing activities	2,824	4,024
Effect of exchange rate changes on cash	(3,136)	(934)
Net (decrease) increase in cash and cash equivalents	(42,544)	11,206
Cash and cash equivalents, beginning of period	124,802	82,761
Cash and cash equivalents, end of period	$82,258	$93,967

Operating activities

Net cash provided by operating activities decreased from the six months ended September 30, 2014 to the six months ended September 30, 2015 primarily due to a net decrease in cash from changes in working capital primarily driven by changes in accounts receivables, prepaid expense and accrued employee compensation and benefits offset by increased net income adjusted for stock-based compensation and reversal of contingent consideration during the six months ended September 30, 2014.

Investing activities

Net cash used in investing activities increased from the six months ended September 30, 2014 to the six months ended September 30, 2015 primarily due to the Apparatus and Agora acquisitions and the purchase of investments, partially offset by proceeds from the sale of investments.

Financing activities

Net cash provided by financing activities decreased from the six months ended September 30, 2014 to the six months ended September 30, 2015 primarily due to decrease in procreeds from exercise of stock options.

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

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The adoption of this guidance did not have an impact on the consolidated financial statements.

In September 2015 the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company elected to adopt this guidance in the current fiscal quarter. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the six months ended September 30, 2015 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at September 30, 2015 was $128.1 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at September 30, 2015 under our $25.0 million secured revolving credit facility. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At September 30, 2015, we had $203.4 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the six months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors are added to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015 and our Form 10-Q for the quarter ended June 30, 2015.

The acquisition of a majority interest in Polaris Consulting & Services Private Limited (“Polaris”), may not be consummated under the terms of the share purchase agreement among the parties (“SPA”) in the fourth quarter of fiscal year 2016, or at all.

The Polaris acquisition is expected to close in the fourth quarter of fiscal year ended March 31, 2016, but is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond our control. If these conditions are not satisfied or waived, the Polaris acquisition will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

•                  the continued accuracy of the representations and warranties in the SPA;

•                  the performance by each party of its respective obligations under the SPA;

•                  the absence of any legal proceeding or order by a governmental authority restraining, enjoining or otherwise prohibiting the Polaris acquisition; and

•                  the absence of a material adverse effect on the results of operations or financial condition of the Polaris business.

As a result, the Polaris acquisition may not close when expected, or at all. Failure to complete or delays in completing the Polaris acquisition could have an adverse impact on our future business and operations and could negatively impact the price of our common stock.

Under Indian takeover regulations, upon signing of the SPA, we are required to make a mandatory, unconditional tender offer to purchase up to 26% of the outstanding shares of Polaris held by its public shareholders, regardless of whether Virtusa is able to complete the acquisition of a majority interest in Polaris contemplated by the SPA, which could result in us acquiring only a minority interest in Polaris.

Even if we are unable to close under the terms of the SPA, we will still be required to make a mandatory, unconditional tender offer to  acquire up to 26% of the outstanding shares of Polaris held by its public shareholders, which could result in us acquiring only a  minority interest in Polaris. If we are only able to acquire a minority interest in Polaris, the value of such holdings could materially  decline in value and result in material losses by us in our investment. In addition, a minority interest would not result in our control  over Polaris and its operations to the degree that we had anticipated or desired. Furthermore, with only a minority investment, we will  not be able to access any capital from our lending facility to purchase such minority interest and will be required to use cash from our  balance sheet to fund such acquisition, which would materially impact our overall cash position and liquidity.

There can be no assurance that our mandatory, unconditional tender offer will result in full, significant or even any participation  by the public shareholders of Polaris, which could result in Virtusa not being able to obtain more than the majority interest  acquired through the SPA. In addition, such public shareholders may participate only at a higher offering price, which would  result in an increase in the consideration that we must to pay to acquire more Polaris shares.

Upon signing the SPA, we are required to make a mandatory, unconditional tender offer for up to 26% of the outstanding shares of  Polaris. There is no assurance, however, that any Polaris shareholders will tender their shares or, if they do tender, that the Polaris  shareholders will tender at the offering price. If we determine, in our discretion to increase the offering price, such increase in  consideration could have a material adverse impact on our forecasts, cash position and liquidity. Further, we can provide no assurance  that we will have adequate cash or access to debt financing sufficient to acquire the tendered shares of Polaris if more consideration is  required.Further, there can be no assurance that Virtusa will be able to acquire more shares in Polaris in the tender offer, or if  tendered, on terms acceptable to Virtusa.

Our future results will suffer if we do not effectively integrate and manage our expanded operations following the Polaris  acquisition and realize the expected benefits of the transaction and its strategic objectives.

Following the Polaris acquisition, if consummated, the size of our business will increase significantly beyond its prior size. Our future  success depends, in part, upon our ability to manage and integrate this expanded business, which will pose substantial challenges for  management, including challenges related to the management and monitoring of new operations and associated increased costs and  complexity. There can be no assurances that we will be successful or that we will realize the expected revenue synergies, go-to-market  strategies and operating efficiencies and other benefits currently anticipated from the Polaris acquisition. In addition, the public  announcement of the Polaris transaction may disrupt our business and relationships with our employees, customers, business partners  and vendors, as well as those of Polaris. If we are inefficient or unsuccessful at integrating the Polaris business into our operations, or  our or Polaris’ business is disrupted by the announcement of the transaction, we may not be able to achieve our planned rates of  growth or improve our market share, profitability or competitive position in specific markets or services, realize our strategic  objectives, or achieve the desired financial and operating results. We may also need to divert and/or dedicate management and other  resources to complete the Polaris transaction.

We may become subject to certain liabilities assumed or incurred in connection with the Polaris acquisition that could harm our  operating results.

The Polaris acquisition involves a number of special risks, including diversion of management’s attention, failure to retain key  personnel and the potential assumption or incurrence of liabilities and/or obligations. Although we conducted due diligence in  connection with the Polaris acquisition, there may be liabilities that we fail to discover, that we inadequately assess in our due  diligence efforts, or that are not properly disclosed to us. In particular, to the extent that the Polaris business (or any properties thereof)  (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to customers  or (iii) incurred material liabilities or obligations to customers that are not identified during the diligence process, we, as the successor  owner, may be financially responsible for these violations, failures and liabilities and may suffer financial and/or reputational harm or  otherwise be adversely affected. In addition, as part of the Polaris acquisition,we may assume responsibilities and obligations of the  acquired business pursuant to the terms and conditions of services agreements entered by Polaris that are not consistent with the terms  and conditions that we typically accept and require. We cannot predict or guarantee that our due diligence or our structure of the  Polaris transaction will be effective or will protect us from liability. Even though we have certain limited rights to indemnification  under the SPA, the enforcement of any indemnification claim could be extremely time-consuming and costly. Furthermore, even if  we obtain a judgment in our favor, such judgment may be difficult to enforce and the award may be inadequate to compensate us for  the losses suffered or may be limited under the terms of the SPA. In addition, stockholder litigation or other legal proceedings  initiated in connection with the Polaris acquisition may affect its timing or occurrence, or result in significant costs of defense,  indemnification and liability. The discovery or incurrence of any material liabilities associated with the Polaris acquisition for which  we are unable to recover sufficient indemnification amounts could harm our operating results.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended September 30, 2015, we withheld an aggregate of 24,100 shares of restricted stock at a price of $51.78 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
2.1+

Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

10.1*		Amendment No. 011 dated September 30, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited.

10.2*		Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited.

10.3+

Asset Purchase Agreement by and among Virtusa Corporation, Agora Group, Inc. (“Agora”) and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed July 30, 2015 and incorporated by reference herein).

10.4++

Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees — INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement — INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement — INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement — INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement — INDIA (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as filed with the SEC on November 5, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2015 (Unaudited) and March 31, 2015
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2015 and September 30, 2014 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2015 and September 30, 2014 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2015 and September 30, 2014 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

**                                  Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

+                                         Schedules (or similar attachments) to the Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting & Services Limited, and to the Asset Purchase Agreement among the Company, Agora and the sole stockholder of Agora have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

++                                  Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation
Date: November 5, 2015	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
2.1+

Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

10.1*		Amendment No. 011 dated September 30, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited.

10.2*		Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited.

10.3+

Asset Purchase Agreement by and among Virtusa Corporation, Agora Group, Inc. (“Agora”) and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed July 30, 2015 and incorporated by reference herein).

10.4++

Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees — INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement — INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement — INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement — INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement — INDIA (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, as filed with the SEC on November 5, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2015 (Unaudited) and March 31, 2015
	(ii)	Consolidated Statements of Income for the Three and Six Months Ended September 30, 2015 and September 30, 2014 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income for the Three and Six Months Ended September 30, 2015 and September 30, 2014 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2015 and September 30, 2014 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

**                                 Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

+                                        Schedules (or similar attachments) to the Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting & Services Limited, and to the Asset Purchase Agreement among the Company, Agora and the sole stockholder of Agora have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

++                                 Indicates a management contract or compensation plan, contract or arrangement.