Form 10-Q
period 2015-12-31
VIRTUSA CORP
filed 2016-02-08
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 3, 2016:

Class	Number of Shares
Common Stock, par value $.01 per share	29,811,703

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share
and per share amounts)

	December 31, 2015	March 31, 2015

Assets
Current assets:
Cash and cash equivalents	$119,742	$124,802
Short-term investments	59,374	90,414
Accounts receivable, net of allowance of $1,063 and $881 at December 31, 2015 and March 31, 2015, respectively	93,708	75,431
Unbilled accounts receivable	22,591	27,914
Prepaid expenses	10,486	7,428
Deferred income taxes	7,764	7,639
Restricted cash	23,622	45
Other current assets	13,926	13,565
Total current assets	351,213	347,238
Property and equipment, net of accumulated depreciation of $41,191 and $36,203 at December 31, 2015 and March 31, 2015, respectively	40,617	37,988
Long-term investments	22,080	20,732
Deferred income taxes	4,842	4,764
Goodwill	76,432	50,360
Intangible assets, net	32,957	21,909
Other long-term assets	5,501	6,746
Total assets	$533,642	$489,737
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,401	$8,693
Accrued employee compensation and benefits	29,529	26,915
Accrued expenses and other current liabilities	31,618	23,762
Income taxes payable	1,933	1,834
Total current liabilities	75,481	61,204
Deferred income taxes	1,958	1,996
Long-term liabilities	2,959	2,762
Total liabilities	80,398	65,962
Commitments and guarantees	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31, 2015 and March 31, 2015; zero shares issued and outstanding at December 31, 2015 and March 31, 2015	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2015 and March 31, 2015; issued 31,186,108 and 30,854,979 shares at December 31, 2015 and March 31, 2015, respectively; outstanding 29,329,405 and 28,998,276 shares at December 31, 2015 and March 31, 2015, respectively	312	309
Treasury stock, 1,856,703 common shares, at cost, at December 31, 2015 and March 31, 2015, respectively	(9,652)	(9,652)
Additional paid-in capital	291,999	283,178
Retained earnings	216,580	184,068
Accumulated other comprehensive loss	(45,995)	(34,128)
Total stockholders’ equity	453,244	423,775
Total liabilities, undesignated preferred stock and stockholders’ equity	$533,642	$489,737

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenue	$150,603	$122,996	$428,449	$352,969
Costs of revenue	96,908	77,144	277,770	224,701
Gross profit	53,695	45,852	150,679	128,268
Operating expenses:
Selling, general and administrative expenses	39,561	31,233	110,879	90,180
Income from operations	14,134	14,619	39,800	38,088
Other income (expense):
Interest income	1,319	1,410	4,246	3,799
Foreign currency transaction gains (losses )	201	(132)	395	(200)
Other, net	133	82	232	16
Total other income	1,653	1,360	4,873	3,615
Income before income tax expense	15,787	15,979	44,673	41,703
Income tax expense	4,474	4,200	12,161	10,806
Net income	$11,313	$11,779	$32,512	$30,897

Basic earnings per share	$0.39	$0.41	$1.11	$1.08
Diluted earnings per share	$0.38	$0.40	$1.08	$1.05

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net income	$11,313	$11,779	$32,512	$30,897
Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,184)	$(5,388)	$(9,993)	$(10,838)
Pension plan adjustment	59	(172)	189	(159)
Unrealized (loss) gain on available-for-sale securities, net of tax	(99)	4	(85)	(37)
Unrealized (loss) gain on effective cash flow hedges, net of tax	1,419	621	(1,978)	3,092
Other comprehensive loss	$(1,805)	$(4,935)	$(11,867)	$(7,942)
Comprehensive income	$9,508	$6,844	$20,645	$22,955

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$32,512	$30,897
Adjustments to reconcile net income to net cash used in provided by operating activities:
Depreciation and amortization	11,862	10,459
Share-based compensation expense	10,317	7,974
Reversal of contingent consideration	—	(1,833)
Provision for doubtful accounts	204	(30)
Loss on sale of property and equipment	4	40
Deferred income taxes	—	73
Foreign currency (gains) losses, net	(395)	200
Amortization of discounts and premiums on investments	535	962
Excess tax benefits from stock option exercises	(2,886)	(3,968)
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(10,095)	(10,655)
Prepaid expenses and other current assets	(4,806)	109
Other long-term assets	(135)	(705)
Accounts payable	1,836	(898)
Accrued employee compensation and benefits	(2,190)	(8,710)
Accrued expenses and other current liabilities	1,738	5,840
Income taxes payable	2,154	1,371
Other long-term liabilities	233	645
Net cash provided by operating activities	40,888	31,771
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	84
Purchase of short-term investments	(29,261)	(8,605)
Proceeds from sale or maturity of short-term investments	68,311	16,017
Purchase of long-term investments	(22,215)	(25,911)
Proceeds from sale of long-term investments	9,200	7,500
(Increase) decrease in restricted cash	(23,748)	669
Business acquisition, net of cash acquired	(37,167)	(684)
Purchase of property and equipment	(10,314)	(9,146)
Net cash used in investing activities	(45,181)	(20,076)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,087	2,535
Payment of contingent consideration related to acquisitions	(352)	(441)
Principal payments on capital lease obligation	(87)	(91)
Excess tax benefits from stock option exercises	2,886	3,968
Net cash provided by financing activities	3,534	5,971
Effect of exchange rate changes on cash and cash equivalents	(4,301)	(2,149)
Net (decrease) increase in cash and cash equivalents	(5,060)	15,517
Cash and cash equivalents, beginning of period	124,802	82,761
Cash and cash equivalents, end of period	$119,742	$98,278

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

Principles of Consolidation

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited and Virtusa Technologies (India) Private Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, Apparatus Inc. incorporated and located in Indiana, Virtusa International, B.V., organized and located in the Netherlands, Virtusa Hungary Kft., incorporated and located in Hungary, Virtusa Germany GmbH, organized and located in Germany, Virtusa Switzerland GmbH, organized and located in Switzerland, Virtusa Singapore Private Limited, organized and located in Singapore, Virtusa Malaysia Private Limited Company located in Malaysia, Virtusa Austria GmbH, organized and located in Austria, Virtusa Philippines Inc. located in the Philippines, TradeTech Consulting Scandinavia AB organized and located in Sweden and Virtusa Canada, Inc., a corporation organized under the laws of British Columbia, Canada. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

At December 31, 2015 and March 31, 2015, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The Company adopted this guidance in the current fiscal year.  The adoption of this guidance did not have an impact on the consolidated financial statements.

In September 2015 the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted.  The Company adopted this guidance in the current fiscal year. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the effect that ASU 2015-17 will have on its consolidated financial statemetns and related disclosures.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Numerators:
Net income	$11,313	$11,779	$32,512	$30,897
Denominators:
Weighted average common shares outstanding	29,287,968	28,871,023	29,191,578	28,681,156
Dilutive effect of employee stock options and unvested restricted stock	775,801	748,620	808,640	781,270
Dilutive effect of stock appreciation rights	1,174	7,978	2,462	8,663
Weighted average shares-diluted	30,064,943	29,627,621	30,002,680	29,471,089
Basic earnings per share	$0.39	$0.41	$1.11	$1.08
Diluted earnings per share	$0.38	$0.40	$1.08	$1.05

During the three and nine months ended December 31, 2015, options to purchase 25,702 and 10,413 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the three and nine months ended December 31, 2014, options to purchase 19,847 and 22,564 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At December 31, 2015 and March 31, 2015, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at December 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$25,751	$—	$(35)	$25,716
Non-current	21,260	2	(81)	21,181
Agency and short-term notes:
Current	4,005	—	(1)	4,004
Non-current	900	—	(1)	899
Time deposits:
Current	29,654	—	—	29,654
Total available-for-sale securities	$81,570	$2	$(118)	$81,454

The following is a summary of investment securities at March 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$41,873	$10	$(22)	$41,861
Non-current	10,551	—	(21)	10,530
Agency and short-term notes:
Current	6,737	3	—	6,740
Non-current	10,203	1	(2)	10,202
Municipal bonds:
Current	200	—	—	200
Time deposits:
Current	41,613	—	—	41,613
Total available-for-sale securities	$111,177	$14	$(45)	$111,146

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2015 and March 31, 2015 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Proceeds from sales of available-for-sale investment securities	$42,906	$10,720	$77,511	$23,517
Gross gains	$—	$1	$1	$1
Gross losses	—	—	—	—
Net realized gains on sales of available-for-sale investment securities	$—	$1	$1	$1

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$59,374	$—	$59,374
Available-for-sales securities—non-current	—	22,080	—	22,080
Foreign currency derivative contracts	—	2,025	—	2,025
Total assets	$—	$83,479	$—	$83,479
Liabilities:
Foreign currency derivative contracts	$—	$1,788	$—	$1,788
Contingent consideration	—	—	3,904	3,904
Total liabilities	$—	$1,788	$3,904	$5,692

The Company determines the fair value of the contingent consideration related to acquisitions based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability. See Note 7 of the notes to our financial statements included herein for a description of the Company’s acquisitions and related contingent consideration targets. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at December 31, 2015.

Level 3 Liabilities
Balance at April 1, 2015	$2,432
Contingent consideration related to acquisition purchase price allocation	1,370
Contingent consideration recognized in earnings	464
Payments made during the period	(352)
Foreign currency translation adjustments	(10)
Balance at December 31, 2015	$3,904

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, the Swedish krona, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. Currently, the Company maintains three hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar and U.K. pound sterling equivalents of the Company’s Indian rupee denominated expenses up to a rolling 36 month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30 day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the nine months ended December 31, 2015 and 2014.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $128,599 and $121,380, at December 31, 2015 and March 31, 2015, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $325 at December 31, 2015. At December 31, 2015, the maximum outstanding term of any derivative instrument was 30 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2015 and March 31, 2015:

Derivatives designated as hedging instruments

	December 31, 2015	March 31, 2015
Foreign currency exchange contracts:
Other current assets	$1,447	$3,285
Other long-term assets	$578	$1,359
Accrued expenses and other current liabilities	$1,122	$1,183
Long-term liabilities	$666	$619

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended December 31,		Nine months ended December 31,
Hedging Relationships	2015	2014	2015	2014
Foreign currency exchange contracts	$1,913	$553	$(2,182)	$2,067

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three months ended December 31,		Nine months ended December 31,
Portion)	2015	2014	2015	2014
Costs of revenue	$(47)	$(61)	$283	$(1,227)
Operating expenses	$(31)	$(34)	$140	$(704)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended December 31,		Nine months ended December 31,
as Hedging Instrument	Recognized in Income on Derivatives	2015	2014	2015	2014
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$127	$(216)	$(915)	$(299)
	Revenue	$455	$183	$185	$319
	Costs of revenue	$(254)	$(106)	$(129)	$(187)
	Selling, general and administrative expenses	$(46)	$(38)	$(35)	$(51)

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

Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34,200 in cash, subject to post closing working capital adjustments. The purchase price is also subject to adjustment after the closing by up to an additional $1,700 in earn out consideration to the Sellers in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Sellers can earn up to 110% of the earn-out if the performance targets are exceeded by 110%.  The fair value of contingent consideration at December 31, 2015 is $814. The Company deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers’ indemnification obligations under the Stock Purchase Agreement. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement. During the nine months ended December 31, 2015, the Company and Apparatus agreed to a working capital adjustment of $297, resulting in a reduction to the purchase price paid.

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

On June 1, 2015, Virtusa AB, a wholly owned subsidiary of the Company organized and formed in Sweden, acquired the assets of a consulting company located in Sweden. The purchase price was approximately $360 in cash subject to adjustment after the closing for up to an additional $540 in earn-out consideration. The purchase price allocation was as follows: goodwill of $505, customer relationships of $446 and other current liabilities of $51. During the nine months ended December 31, 2015, the Company paid $352 towards earn out consideration. The fair value of the remaining contingent consideration at December 31, 2015 is $178, which includes a $10 foreign currency translation loss.

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

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Revenue	$150,603	$132,459	$431,570	$380,586
Net income	$11,315	$11,903	$33,037	$30,123

Revenue and net loss relating to Apparatus and Agora since the acquisition dates, amounting to $10,456 and $185, respectively, have been included in the consolidated statement of income for the three months ended December 31, 2015. Revenue and net loss relating to Apparatus and Agora since the acquisition date, amounting to $26,064 and $1,410, respectively, have been included in the consolidated statement of income for the nine months ended December 31, 2015.  The unaudited pro forma consolidated results of operations for the three and nine months ended December 31, 2015 and 2014 included amortization of intangible assets, share-based compensation expense, acquisition related costs, earn-out bonuses and changes in the fair value of contingent consideration.

On November 5, 2015, Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of Virtusa Corporation (“Virtusa” or the “Company”), entered into a definitive share purchase agreement (“SPA”) to purchase 53,133,127 shares, or approximately 51.7%, of the fully-diluted capitalization of Polaris Consulting & Services Limited (“Polaris”) from certain Polaris shareholders for approximately $180,000 in cash (the “Polaris SPA Transaction”).  In addition, under applicable India Takeover rules, Virtusa India will make an unconditional mandatory offer to the Polaris public shareholders to purchase up to an additional 26.0% of the outstanding shares of Polaris for approximately $90,000 in cash, assuming full tender and the offer price remaining unchanged, for total consideration of approximately $270,000. The transaction is subject to certain conditions to close, including regulatory approvals in the United States and India, and is expected to close during Virtusa’s fourth fiscal quarter ending March 31, 2016.  Pursuant to the mandatory offer, during the three months ended December 31, 2015, the Company transferred $20,327 into an escrow account in accordance with the India Takeover rules, which is recorded as restricted cash at December 31, 2015.

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

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one reportable segment. The following are details of the changes in goodwill balance at December 31, 2015:

Amount
Balance at April 1, 2015	$50,360
Goodwill arising from acquisitions	25,875
Foreign currency translation adjustments	197
Balance at December 31, 2015	$76,432

The acquisition costs and goodwill balance deductible for the Company’s business acquisitions for tax purposes are $68,388. The acquisition costs and goodwill balance not deductible for tax purposes are $10,119 and relate to the Company’s TradeTech Consulting AB acquisition, which closed on January 2, 2014.

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

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at December 31, 2015.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$48,162	$15,995	$32,167
Partner relationships	6.0	700	689	11
Trademark	2.8	457	131	326
Technology	5.0	500	47	453
	9.0	$49,819	$16,862	$32,957

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(9) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense.  The Company’s effective tax rate was 28.3% and 27.2% for the three and nine months ended December 31, 2015, respectively, as compared to an effective tax rate of 26.3% and 25.9% for the three and nine months ended December 31, 2014, respectively.  The Company’s reported effective tax rate is impacted by jurisdictional mix of profits in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

The Company created two export oriented units in India; one in Bangalore during the fiscal year ended March 31, 2011 and a second unit in Hyderabad during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Company’s Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as a SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As a SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company’s profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. In the fiscal year ended March 31, 2014, the Company leased a facility in a SEZ designated location in Bangalore and Pune, India each of which is eligible for tax holidays for up to 15 years beginning in the fiscal year ended March 31, 2014. During the three months ended December 31, 2015, the Company expanded its facilities in Hyderabad to create a third export oriented unit and received approval for SEZ benefits for a period up to 15 years. The Company’s India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.6%. Based on the latest changes in tax laws, book profits of SEZ units are subject to Indian Minimum Alternative Tax (“MAT”), commencing April 1, 2011, which will continue to negatively impact the Company’s cash flows.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2015. During the fiscal year ended March 31, 2015, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On September 30, 2015, the Company received confirmation for the Board of Investments that it has satisfied investment criteria through March 31, 2015 and is eligible for holiday benefits. At December 31, 2015, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

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

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2015 and March 31, 2015, the total liability for unrecognized tax benefits was $646 and $546, respectively, if realized, each fiscal year.  Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the nine months ended December 31, 2015 and December 31, 2014, the unrecognized tax benefits increased by $100 and decreased by $4, respectively. The increase in unrecognized tax benefits in the nine months period ending December 31, 2015 was predominantly due to increases for incremental interest accrued on existing uncertain tax positions and a prior period tax position in a foreign jurisdication.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At December 31, 2015, the Company had $220,766 of unremitted earnings from foreign subsidiaries and approximately $92,645 of cash and short-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Client revenue:
North America	$105,601	$83,324	$303,923	$232,773
Europe	34,308	31,658	96,715	98,141
Rest of world	10,694	8,014	27,811	22,055
Consolidated revenue	$150,603	$122,996	$428,449	$352,969

	December 31, 2015	March 31, 2015
Long-lived assets, net of accumulated depreciation and amortization:
North America	$96,441	$59,316
Rest of world	35,185	32,896
Europe	18,380	18,045
Consolidated long-lived assets, net	$150,006	$110,257

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Customer 1	—	11.1%	11.8%	10.0%

During the three months ended December 31, 2015, no customer accounted for greater than 10% of the Company’s consolidated revenue.

(11) Debt

In connection with the Polaris transaction described in note 7 to the consolidated financial statements, the Company has secured commitments for senior secured debt financing of $300,000 from JP Morgan Chase Bank, N.A. (“JPM”) and Bank of America, N.A., in support of the transaction, comprised of $100,000 revolving credit facility and a $200,000 multi-draw term loan.  Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on Virtusa’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company intends to enter into an interest rate swap agreement to minimize interest rate exposure. The term of the facilities is five years from date of close. The definitive credit agreement governing the facilities will include a maximum debt to EBITDA ratio and a minimum fixed charge ratio. These facilities will replace the Company’s existing $25,000 credit facility with JPM.

On December 31, 2013, the Company entered into an amended and restated credit agreement with JPM. The credit agreement amended and restated the Company’s $3,000 secured revolving credit agreement with JPM and provides for a $25,000 secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of the Company’s foreign currency hedging programs. The credit agreement contains financial covenants that require the Company to maintain a Funded Debt to Adjusted EBITDA Ratio of not more than 2.00 to 1.00 and a Fixed Charge Coverage Ratio of less than 2.50 to 1.00, each as determined for the trailing twelve month period ending on each fiscal quarter. The Company is currently in compliance with all covenants contained in the credit agreement and believes that the credit agreement provides sufficient flexibility to enable continued compliance with its terms. Interest under this credit facility accrues at a rate between LIBOR plus 1.5% and LIBOR plus 1.75% based on the Company’s ratio of indebtedness to Adjusted EBITDA. The term of the credit facility is five years, ending December 31, 2018. This facility replaced the Company’s prior $3,000 line of credit with JPM. At December 31, 2015, there were no borrowings outstanding under the credit facility.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with a financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances to the financial institution. During the nine months ended December 31, 2015, $12,903 of receivables was sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine months ended December 31, 2015. The Company had no letters of credit outstanding at December 31, 2015.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Components of net periodic pension cost
Service cost	$186	$154	$554	$425
Interest cost	73	58	209	175
Expected return on plan assets	(79)	(53)	(243)	(162)
Amortization past service cost	2	2	7	7
Amortization of actuarial loss	37	38	115	87
Net periodic pension cost	$219	$199	642	$532

The Company expects to contribute approximately $1,000 in cash to the gratuity plans during the fiscal year ending March 31, 2016. During the nine months ended December 31, 2015, the Company made cash contributions of $550 and $498 towards the plans for the financial year 2015 and 2016, respectively.

(13) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Nine Months Ended December 31,
Accumulated Other Comprehensive Income (Loss)	2015	2014	2015	2014
Investment securities
Beginning balance	$(4)	$(95)	$(18)	$(54)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0 for all periods	(99)	5	(84)	(36)
Reclassifications from OCI to other income — net of tax of $0 for all periods	—	(1)	(1)	(1)
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	(99)	4	(85)	(37)

Closing Balance	$(103)	$(91)	$(103)	$(91)

Currency Translation Adjustments
Beginning balance	$(42,374)	$(28,703)	$(35,565)	$(23,253)
OCI before reclassifications	(3,184)	(5,388)	(9,993)	(10,838)

Closing Balance	$(45,558)	$(34,091)	$(45,558)	$(34,091)

Cash Flow Hedges
Beginning balance	$(1,010)	$(1,358)	$2,387	$(3,829)
OCI before reclassifications net of tax of $(488), $21, $657 and $(340)	1,425	573	(1,525)	1,727
Reclassifications from OCI to
- Costs of revenue, net of tax of $(52), $(31), $(16) and $(360)	(5)	30	(299)	867
- Selling, general and administrative expenses, net of tax of $(32), $(16), $(14) and $(206)	(1)	18	(154)	498
Comprehensive income (loss) on cash flow hedges, net of tax of $(572), $(26), $627 and $(906)	1,419	621	(1,978)	3,092

Closing Balance	$409	$(737)	$409	$(737)

Benefit plans
Beginning balance	$(802)	$(565)	$(932)	$(578)
OCI before reclassifications net of tax of $0 for all periods	$—	$(216)	$	$(216)
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2	6	6
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	1	1	1

Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	28	23	80	52
- Selling, general and administrative expenses, net of tax of $0 for all periods	9	15	34	35
Other adjustments	20	3	68	(37)
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	59	(172)	189	(159)

Closing Balance	$(743)	$(737)	$(743)	$(737)
Accumulated other comprehensive loss at December 31, 2015	$(45,995)	$(35,656)	$(45,995)	$(35,656)

(14) Subsequent Events

On January 19, 2016, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Swedish Krona (“SEK”) against the U.S. dollar and the Euro (“EUR”) against the U.S. dollar (the “Euro contracts”), each of which will expire on various dates during the period ending March 31, 2016. The SEK contracts have an aggregate notional amount of approximately SEK 4,575 (approximately $542) and the EUR contracts have an aggregate notional amount of approximately EUR 1,077 (approximately $1,168). The weighted average U.S. dollar settlement rate associated with the SEK contracts is approximately $0.119, and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.084.

On January 20, 2016, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling against the U.S. dollar. The contracts have an aggregate notional amount of approximately £ 5,400 (approximately $7,666) and will expire on various dates through March 31, 2016. The weighted average U.K. pound sterling settlement rate associated with these contracts is approximately $1.42.

On January 28, 2016, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 787,080 Indian rupees (approximately $10,850) and have an average settlement rate of 72.50 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 512,694 Indian rupees (approximately £4,907) and have an average settlement rate of 104.38 Indian rupees. These contracts will expire at various dates during the 24 month period ending on December 31, 2017. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on January 28, 2016 of $1.43, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 72.72 Indian rupees per U.S. dollar.

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

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services company. We use an offshore delivery model to provide a broad range of information technology (“IT”) services, including IT consulting, technology implementation and application outsourcing. Using our enhanced global delivery model, innovative platforming approach and industry expertise, we provide cost-effective services that enable our clients to use IT to enhance business performance, accelerate time-to-market, increase productivity and improve customer experience. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements, as well as the impact of any acquisitions. Headquartered in Massachusetts, we have offices in the United States, the United Kingdom, Germany, Sweden and Austria, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as a near shore delivery center in the United States. At December 31, 2015, we had 10,642 employees, or team members.

In the three months ended December 31, 2015, our revenue increased by 22% to $150.6 million, compared to $123.0 million in the three months ended December 31, 2014. In the nine months ended December 31, 2015, our revenue increased by 21% to $428.4 million, compared to $353.0 million in the nine months ended December 31, 2014.

In the three months ended December 31, 2015, net income decreased by 4% to $11.3 million, as compared to $11.8 million in the three months ended December 31, 2014. Net income increased by 5% to $32.5 million in the nine months ended December 31, 2015, as compared to $30.9 million in the nine months ended December 31, 2014.

The increase in revenue for the three and nine months ended December 31, 2015, as compared to the three and nine months ended December 31, 2014, primarily resulted from:

•                  Revenue generated from clients acquired by us in the acquisition of Apparatus Inc. (“Apparatus”) on April 1, 2015 and the Agora Group Inc. (“Agora”) on July 28, 2015

•                  Broad based revenue growth across our client portfolio

•                  Broad based revenue growth across our industry groups lead by our communication and technology (“C&T”) and financial services and insurance industry groups

The key drivers of the decrease in our net income for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014 were as follows:

•                  Lower gross margin arising from an increase of onsite resources primarily as a result of the Apparatus and Agora acquisitions and from the business interuption impact of the Chennai floods

•                  Transaction costs related to the proposed acquisition of a majority interest in Polaris Consulting & Services Limited (“Polaris”)

•                  Operating costs related to the business continuity plans to mitigate the impact of  the Chennai floods

The key drivers of the increase in our net income for the nine months ended December 31, 2015, as compared to the nine months ended December 31, 2014, were as follows:

•                  Higher revenue contribution from existing clients

•                  Increase in gross profit, which also reflects lower costs due to the depreciation of the Indian rupee, partially offset by higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth, acquisition-related expenses, including amortization and Polaris transaction costs, and operating costs related to the business continuity plans to mitigate the impact of the Chennai floods

•                  Further offset by increased income tax expense related to higher taxable profits

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2015 and 2014, 84% and 89%, respectively, of our revenue was derived from clients who had been using our services for more than one year. The decrease was primarily driven by clients recently acquired by us in the acquisition of Aparatus and Agora.  During the nine months ended December 31, 2015 and 2014, 86% and 87%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature.  For the three and nine months ended December 31, 2015 and 2014 our application outsourcing and consulting revenue represented 55% and 45%, respectively of our total revenue.

In the three months ended December 31, 2015, our European revenue increased by 8%, or $2.6 million, to $34.3 million, or 23% of total revenue, from $31.7 million, or 26% of total revenue in the three months ended December 31, 2014. In the nine months ended December 31, 2015, our European revenue decreased by 1%, or $1.4 million, to $96.7 million, or 23% of total revenue, from $98.1  million, or 28% of total revenue in the nine months ended December 31, 2014.The increase in revenue for the three months ended December 31, 2015 is primarily due to broad based growth.  The decrease in revenue for the nine months ended December 31, 2015 is primarily due to the depreciation of the U.K. pound sterling, the euro and Swedish krona (“SEK”) against the U.S. dollar.

Our gross profit increased by $7.9 million to $53.7 million for the three months ended December 31, 2015, as compared to $45.8 million in the three months ended December 31, 2014. Our gross profit increased by $22.4 million to $150.7 million for the nine months ended December 31, 2015 as compared to $128.3 million in the nine months ended December 31, 2014. The increase in gross profit during the three and nine months ended December 31, 2015, as compared to the three and nine months ended December 31, 2014, was primarily due to higher revenue, partially offset by increased cost of revenue, which includes increases in the number of IT professionals,  an increase of onsite resources primarily as a result of the Apparatus and Agora acquisitions and higher subcontractor costs. As a percentage of revenue, gross margin was 35.7% and 37.3% in the three months ended December 31, 2015 and 2014, respectively. During the nine months ended December 31, 2015 and 2014, gross margin, as a percentage of revenue, was 35.2% and 36.3%, respectively. The decrease in gross margin for the three and nine months ended December 31, 2015 was primarily due to increased compensation costs related to an increase in the number of IT professionals and an increase of onsite resources primarily as a result of the Apparatus and Agora acquisitions partially offset by the depreciation in the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 40% and 38% of total revenue, and revenue from time-and-materials contracts represented 60% and 62% of total revenue for the three months ended December 31, 2015 and 2014, respectively. Revenue from fixed-price contracts represented 39% and 37% of total revenue and revenue from time-and-materials contracts represented 61% and 63% for the nine months ended December 31, 2015 and 2014, respectively. The revenue earned from fixed-price contracts in the three and nine months ended December 31, 2015 primarily reflects our client preferences.

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

For example, on November 5, 2015, Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of Virtusa Corporation (“Virtusa” or the “Company”), entered into a definitive share purchase agreement (“SPA”) to purchase 53,133,127 shares, or approximately 51.7%, of the fully-diluted capitalization of Polaris Consulting & Services Limited (“Polaris”) from certain Polaris shareholders for approximately $180 million in cash (the “Polaris SPA Transaction”).  In addition, under applicable India Takeover rules, Virtusa India will make an unconditional mandatory offer to the Polaris public shareholders to purchase up to an additional 26.0% of the outstanding shares of Polaris for approximately $90 million in cash, assuming full tender and the offer price remaining unchanged, for total consideration of approximately $270 million. The transaction is subject to certain conditions to close, including regulatory approvals in the United States and India, and is expected to close during Virtusa’s fourth fiscal quarter ending March 31, 2016.

In connection with the Polaris transaction, Virtusa has secured commitments for senior secured debt financing of $300 million from JP Morgan Chase Bank, N.A. and Bank of America, N.A., in support of the transaction, comprised of $100 million revolving credit facility and a $200 million multi-draw term loan.  Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on Virtusa’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). Virtusa intends to enter into an interest rate swap agreement to minimize interest rate exposure. The term of the facilities is five years from date of close. The definitive credit agreement governing the facilities will include a maximum debt to EBITDA ratio and a minimum fixed charge ratio. These facilities will replace Virtusa’s existing $25 million credit facility with JP Morgan Chase Bank, N.A.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2015, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 17.3%. Our attrition rate at December 31, 2015 reflects a slightly lower rate of attrition as compared to the corresponding prior year period and is within the range of our long-term goal. Although we remain committed to continuing to improve our attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended December 31, 2015 compared to the three months ended December 31, 2014

The following table presents an overview of our results of operations for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		$	%
(dollars in thousands)	2015	2014	Change	Change
Revenue	$150,603	$122,996	$27,607	22.4%
Costs of revenue	96,908	77,144	19,764	25.6%
Gross profit	53,695	45,852	7,843	17.1%
Operating expenses	39,561	31,233	8,328	26.7%
Income from operations	14,134	14,619	(485)	(3.3)%
Other income (expense)	1,653	1,360	293	21.5%
Income before income tax expense	15,787	15,979	(192)	(1.2)%
Income tax expense	4,474	4,200	274	6.5%
Net income	$11,313	$11,779	$(466)	(4.0)%

Revenue

Revenue increased by 22.4%, or $27.6 million, from $123.0 million during the three months ended December 31, 2014 to $150.6 million in the three months ended December 31, 2015. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2014, revenue generated from clients acquired by us in the acquisition of Apparatus and Agora and broad based revenue growth across our industry groups lead by our C&T and financial services and insurance industry groups. Revenue from North American clients in the three months ended December 31, 2015 increased by $22.3 million, or 26.7%, as compared to the three months ended December 31, 2014, due to broad based revenue growth, particularly in our financial services and C&T industry groups and clients acquired in the last twelve months, including $10.5 million contributed from the Apparatus and Agora acquisitions. Revenue from European clients increased by $2.6 million, or 8.4%, as compared to the three months ended December 31, 2014, primarily due to broad based growth. We had 131 active clients at December 31, 2015, as compared to 112 active clients at December 31, 2014.

Costs of revenue

Costs of revenue increased from $77.1 million in the three months ended December 31, 2014 to $96.9 million in the three months ended December 31, 2015, an increase of $19.8 million, or 25.6% which reflects a benefit of $1.1 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $15.7 million, including higher onsite costs related to the mix of resources required for onsite work in part driven by the Apparatus and Agora acquisitions. The increased costs of revenue are also due to an increase in subcontractor costs of $2.1 million and an increase in travel expenses of $0.7 million. At December 31, 2015, we had 9,512 IT professionals as compared to 8,096 at December 31, 2014.

As a percentage of revenue, cost of revenue increased from 62.7% for the three months ended December 31, 2014 to 64.3% for three months ended December 31, 2015.

Gross profit

Our gross profit increased by $7.9 million, or 17.1%, to $53.7 million for the three months ended December 31, 2015, as compared to $45.8 million for the three months ended December 31, 2014, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, higher onsite costs and subcontractor costs, as well as the business interuption impact of the Chennai floods. As a percentage of revenue, our gross profit was 35.7% and 37.3% in the three months ended December 31, 2015 and 2014, respectively.

Operating expenses

Operating expenses increased from $31.2 million in the three months ended December 31, 2014 to $39.6 million in the three months ended December 31, 2015, an increase of $8.4 million, or 26.7%, which reflects a benefit of $0.6 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $5.2 million in compensation related expenses, an increase of $1.7 million in facilities expense, $0.4 million of costs related to the business continuity plans to mitigate the impact of the Chennai floods, a $0.9 million increase in acquisition-related transaction costs and an increase of $0.3 million in intangible amortization related to acquisitions. As a percentage of revenue, our operating expenses increased from 25.4% in the three months ended December 31, 2014 to 26.3% in the three months ended December 31, 2015.

Income from operations

Income from operations decreased by 3.3%, from $14.6 million in the three months ended December 31, 2014 to $14.1 million in the three months ended December 31, 2015. As a percentage of revenue, income from operations decreased from 11.9% in the three months ended December 31, 2014 to 9.4% in the three months ended December 31, 2015.

Other income (expense)

Other income (expense) increased from $1.4 million in the three months ended December 31, 2014 to $1.7 million in the three months ended December 31, 2015 primarily due to decreases in foreign currency transaction losses.

Income tax expense

Income tax expense increased by $0.3 million, from $4.2 million in the three months ended December 31, 2014 to $4.5 million in the three months ended December 31, 2015. Our effective tax rate increased from 26.3% for the three months ended December 31, 2014 to 28.3% for the three months ended December 31, 2015. The increase in the effective tax rate was primarily due to non-deductible acquisition related costs associated with the Polaris transaction in the three months ended December 31, 2015 and certain discrete tax benefits recorded in the three months ended December 31, 2014, offset by increased SEZ tax holiday incentives located in Bangalore and Pune, India in the three months ended December 31, 2015.

Net income

Net income decreased by 4%, from $11.8 million in the three months ended December 31, 2014 to $11.3 million in the three months ended December 31, 2015 due to lower gross margin arising from an increase of onsite resources primarily as a result of the Apparatus and Agora acquisitions and from the business interuption impact of the Chennai floods, transaction costs related to the proposed Polaris transaction and operating costs related to the business continuity plans to mitigate the impact of the Chennai floods.

Nine months ended December 31, 2015 compared to the nine months ended December 31, 2014

The following table presents an overview of our results of operations for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,		$	%
(dollars in thousands)	2015	2014	Change	Change
Revenue	$428,449	$352,969	$75,480	21.4%
Costs of revenue	277,770	224,701	53,069	23.6%
Gross profit	150,679	128,268	22,411	17.5%
Operating expenses	110,879	90,180	20,699	23.0%
Income from operations	39,800	38,088	1,712	4.5%
Other income (expense)	4,873	3,615	1,258	34.8%
Income before income tax expense	44,673	41,703	2,970	7.1%
Income tax expense	12,161	10,806	1,355	12.5%
Net income	$32,512	$30,897	$1,615	5.2%

Revenue

Revenue increased by 21.4%, or $75.4 million, from $353.0 million during the nine months ended December 31, 2014 to $428.4 million in the nine months ended December 31, 2015. The increase in revenue was primarily driven by higher revenue contribution from our clients existing as of December 31, 2014, revenue generated from clients acquired by us in the acquisition of Apparatus and Agora, and broad based revenue growth across our industry groups lead by our C&T and financial services and insurance industry groups. Revenue from North American clients in the nine months ended December 31, 2015 increased by $71.2 million, or 30.6%, as compared to the nine months ended December 31, 2014, due to broad based revenue growth, particularly in our financial services and C&T industry groups and clients acquired in the last twelve months, including $26.06 million contributed from the Apparatus and Agora acquisitions. Revenue from European clients decreased by $1.4 million, or 1.5%, as compared to the nine months ended December 31, 2014, primarily due the depreciation of the U.K. Pound sterling, the euro and SEK against the U.S. dollar. We had 131 active clients at December 31, 2015, as compared to 112 active clients at December 31, 2014.

Costs of revenue

Costs of revenue increased from $224.7 million in the nine months ended December 31, 2014 to $277.8 million in the nine months ended December 31, 2015, an increase of $53.1 million, or 23.6% which reflects a benefit of $5.2 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $40.9 million, including higher onsite costs related to the mix of resources required for onsite work. The increased costs of revenue are also due to an increase in subcontractor costs of $6.4 million and an increase in travel expenses of $2.5 million. At December 31, 2015, we had 9,512 IT professionals as compared to 8,096 at December 31, 2014.

As a percentage of revenue, cost of revenue increased from 63.7% for the nine months ended December 31, 2014 to 64.8% for nine months ended December 31, 2015.

Gross profit

Our gross profit increased by $22.4 million, or 17.5%, to $150.7 million for the nine months ended December 31, 2015, as compared to $128.3 million for the nine months ended December 31, 2014, primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals, higher onsite costs and subcontractor costs, as well as the business interuption impact of the Chennai floods. As a percentage of revenue, our gross profit was 35.2% and 36.3% in the nine months ended December 31, 2015 and 2014, respectively.

Operating expenses

Operating expenses increased from $90.2 million in the nine months ended December 31, 2014 to $110.9 million in the nine months ended December 31, 2015, an increase of $20.7 million, or 23.0%, which reflects a benefit of $2.7 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $13.3 million in compensation related expenses, an increase of $2.5 million in acquisition-related costs, inclusive of Polaris transaction costs, an increase of $2.1 million in facilities expense, an increase of $0.5 million in intangible amortization, and an increase in the earn-out consideration related to acquisitions by $1.2 million. The net increase in earn-out consideration was primarily due to a $1.8 million earn-out consideration benefit recorded during the nine months ended December 31, 2014 related to the TradeTech Consulting AB acquisition.  As a percentage of revenue, our operating expenses increased from 25.5% in the nine months ended December 31, 2014 to 25.9% in the nine months ended December 31, 2015.

Income from operations

Income from operations increased by 4.5%, from $38.1 million in the nine months ended December 31, 2014 to $39.8 million in the nine months ended December 31, 2015. As a percentage of revenue, income from operations decreased from 10.8% in the nine months ended December 31, 2014 to 9.3% in the nine months ended December 31, 2015.

Other income (expense)

Other income (expense) increased from $3.6 million in the nine months ended December 31, 2014 to $4.9 million in the nine months ended December 31, 2015 primarily due to increases in interest income and foreign currency transaction gains during the nine months ended December 31, 2015 as compared to foreign currency transaction losses during the nine months ended December 31, 2014.

Income tax expense

Income tax expense increased by $1.4 million, from $10.8 million in the nine months ended December 31, 2014 to $12.2 million in the nine months ended December 31, 2015. Our effective tax rate increased from 25.9% for the nine months ended December 31, 2014 to 27.2% for the nine months ended December 31, 2015. The increase in the effective tax rate was primarily due to a higher profits from operations and certain non-deductible acquisition-related costs associated with the Polaris transaction, offset by SEZ tax holiday incentives located in Bangalore and Pune, India in the nine months ended December 31, 2015.

Net income

Net income increased by 5%, from $30.9 million in the nine months ended December 31, 2014 to $32.5 million in the nine months ended December 31, 2015 due primarily to higher gross profits.

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

•                  Non-GAAP net income: net income, as reported on our consolidated statements of income, excluding the tax adjusted impact of the following: stock- based compensation, acquisition-related charges and foreign currency transaction gains and losses

•                  Non-GAAP diluted earnings per share: diluted earnings per share, as reported on our consolidated statements of income, excluding tax adjusted per share impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the three and nine months ended December 31, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
GAAP income from operation	$14,134	$14,619	$39,800	$38,088
Add: Stock-based compensation expense	3,683	3,043	10,317	7,974
Add: Acquisition-related charges(1)	2,926	1,398	7.614	3,106
Non-GAAP income from operations	$20,743	$19,060	$57,731	$49,168
GAAP operating margin	9.4%	11.9%	9.3%	10.8%
Effect of above adjustments to income from operations	4.4%	3.6%	4.2%	3.1%
Non-GAAP operating margin	13.8%	15.5%	13.5%	13.9%
GAAP net income	$11,313	$11,779	$32,512	$30,897
Add: Stock-based compensation expense	3,683	3,043	10,317	7,974
Add: Acquisition-related charges(1)	2,926	1,398	7,614	3,106
Add: Foreign currency transaction (gains) losses(2)	(201)	132	(395)	200
Tax adjustments(3)	(1,816)	(1,202)	(4,777)	(2,921)
Non-GAAP net income	$15,905	$15,150	$45,271	$39,256
GAAP diluted earnings per share	$0.38	$0.40	$1.08	$1.05
Effect of stock-based compensation expense	0.09	0.08	0.25	0.20
Effect of acquisition-related charges(1)	0.07	0.03	0.18	0.09
Effect of foreign currency transaction (gains) losses(2)	—	—	(0.01)	0.01
Non-GAAP diluted earnings per share	$0.54	$0.51	$1.50	$1.35

(1)                                 Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs, including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs.

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

In connection with the OSB Consulting LLC (“OSB”) acquisition on November 1, 2013, the purchase price was subject to adjustment after the closing for up to an additional $6.0 million in earn-out consideration based on the achievement of certain revenue and operating margin targets for the five months ended March 31, 2014, the nine months ending December 31, 2014 and the twelve months ending December 31, 2015. The Company determined that OSB had met 100% of the performance targets for the five months ended March 31, 2014 and the nine months ended December 31, 2014 and we therefore paid $0.5 million and $2.5 million, respectively, of the earn-out consideration during the fiscal year ending March 31, 2015 with respect to these targets. The Company determined that OSB has met 100% of the performance target for the twelve months ended December 31, 2015 and therefore payment will be made within 60 days of December 31, 2015.  The fair value of the remaining contingent consideration at December 31, 2015 is $2.9 million.

On December 31, 2013, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A. (“JPM”) expiring December 31, 2018. The credit agreement amends and restates our $3.0 million secured revolving credit agreement with JPM and provides for a $25 million secured revolving credit facility, which shall be available to fund working capital and other corporate purposes, as well as to serve as security in support of our foreign currency hedging programs. The credit agreement contains financial and reporting covenants and limitations. At December 31, 2015, there were no borrowings outstanding under the credit facility  (see Note 11 to the notes to our consolidated financial statements included in this Quarterly Report).

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

In connection with the Acquisition, we offered employment to all of Apparatus’ employees.  We have agreed to offer up to $1.5 million in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees can earn up to 110% if the performance targets are exceeded by 110%. The fair value of the contingent consideration at December 31, 2015 is $0.8 million.

On June 1, 2015, Virtusa AB, a wholly owned subsidiary of the Company organized and formed in Sweden, acquired the assets of a consulting company located in Sweden. The purchase price was approximately $0.4 million in cash subject to adjustment after closing for up to an additional $0.5 million in earn-out consideration. During the nine months ended December 31, 2015 company paid $0.3 million towards earn out consideration. The fair value of the contingent consideration at December 31, 2015 is $0.2 million.

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

At December 31, 2015, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2015, we sold $12.9 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31, 2015. No amounts were due under the financing agreement at December 31, 2015, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

On November 5, 2015, Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of Virtusa Corporation (“Virtusa” or the “Company”), entered into a definitive share purchase agreement (“SPA”) to purchase 53,133,127 shares, or approximately 51.7%, of the fully-diluted capitalization of Polaris Consulting & Services Limited (“Polaris”) from certain Polaris shareholders for approximately $180 million in cash (the “Polaris SPA Transaction”).  In addition, under applicable India Takeover rules, Virtusa India will make an unconditional mandatory offer to the Polaris public shareholders to purchase up to an additional 26.0% of the outstanding shares of Polaris for approximately $90 million in cash, assuming full tender and the offer price remaining unchanged, for total consideration of approximately $270 million. The transaction is subject to certain conditions to close, including regulatory approvals in the United States and India, and is expected to close during Virtusa’s fourth fiscal quarter ending March 31, 2016. Pursuant to the mandatory offer, during the three months ended December 31, 2015, the Company transferred $20,327 into an escrow account in accordance with the India Takeover rules, which is recorded as restricted cash at December 31, 2015.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2015	2014
Net cash provided by operating activities	$40,888	$31,771
Net cash used in investing activities	(45,181)	(20,076)
Net cash provided by financing activities	3,534	5,971
Effect of exchange rate changes on cash	(4,301)	(2,149)
Net (decrease) increase in cash and cash equivalents	(5,060)	15,517
Cash and cash equivalents, beginning of period	124,802	82,761
Cash and cash equivalents, end of period	$119,742	$98,278

Operating activities

Net cash provided by operating activities increased from the nine months ended December 31, 2014 to the nine months ended December 31, 2015 primarily due to a net increase in cash from working capital primarily driven by increase in accounts payable and accrued employee compensation. This increase was also driven by increased net income adjusted for stock-based compensation and reversal of contingent consideration during the nine months ended December 31, 2014.

Investing activities

Net cash used in investing activities increased from the nine months ended December 31, 2014 to the nine months ended December 31, 2015 primarily due to the Apparatus and Agora acquisitions, restricted cash related to the Polaris transaction and the purchase of investments, partially offset by proceeds from the sale of investments.

Financing activities

Net cash provided by financing activities decreased from the nine months ended December 31, 2014 to the nine months ended December 31, 2015 primarily due to decrease in proceeds from exercise of stock options.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have a foreign currency cash flow hedging program designed to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Quantitative and Qualitative Disclosures about Market Risk.” The program contemplates a partially hedged position of the Indian rupee up to a rolling twelve-quarter period. From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, euro and Swedish Krona against the U.S. dollar, or the U.K. pound sterling against the Sri Lankan rupee, and other multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances as well as to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

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

In April 2015, the FASB issued ASU 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The Company adopted this guidance in the current fiscal year.  The adoption of this guidance did not have an impact on the consolidated financial statements.

In September 2015 the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after

December 15, 2015. Early adoption is permitted. The Company adopted this guidance in the current fiscal year. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the effect that ASU 2015-17 will have on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the nine months ended December 31, 2015 to such risks or to our management of such risks except for the additional factors noted below.

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

We use foreign currency hedging programs to mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at December 31, 2015 was $128.6 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

We had no debt outstanding at December 31, 2015 under our $25.0 million secured revolving credit facility. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents, short-term investments and long-term investments. At December 31, 2015, we had $201.2 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

We have not made any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors are added to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015, our Form 10-Q for the quarter ended June 30, 2015 and our Form 10-Q for the quarter ended September 30, 2015.

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

Following the Polaris acquisition, if consummated, the size of our business will increase significantly beyond its prior size. Our future  success depends, in part, upon our ability to manage and integrate this expanded business, which will pose substantial challenges for  management, including challenges related to the management and monitoring of new operations and associated increased costs and  complexity. There can be no assurances that we will be successful or that we will realize the expected revenue synergies, go-to-market  strategies and operating efficiencies and other benefits currently anticipated from the Polaris acquisition. In addition, the public  announcement of the closing of the Polaris transaction may disrupt our business and relationships with our employees, customers, business partners  and vendors, as well as those of Polaris. If we are inefficient or unsuccessful at integrating the Polaris business into our operations, or  our or Polaris’ business is disrupted by the announcement of the transaction, we may not be able to achieve our planned rates of  growth or improve our market share, profitability or competitive position in specific markets or services, realize our strategic  objectives, or achieve the desired financial and operating results. We may also need to divert and/or dedicate management and other  resources to complete the Polaris transaction.

We may become subject to certain liabilities assumed or incurred in connection with the Polaris acquisition that could harm our  operating results.

The Polaris acquisition involves a number of special risks, including diversion of management’s attention, failure to retain key  personnel and the potential assumption or incurrence of liabilities and/or obligations. Although we conducted due diligence in  connection with the Polaris acquisition, there may be liabilities that we fail to discover, that we inadequately assess in our due  diligence efforts, or that are not properly disclosed to us. In particular, to the extent that the Polaris business (or any properties thereof)  (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfill contractual obligations to customers  or (iii) incurred material liabilities or obligations to customers that are not identified during the diligence process, we, as the successor  owner, may be financially responsible for these violations, failures and liabilities and may suffer financial and/or reputational harm or  otherwise be adversely affected. In addition, as part of the Polaris acquisition, we may assume responsibilities and obligations of the  acquired business pursuant to the terms and conditions of services agreements entered by Polaris that are not consistent with the terms  and conditions that we typically accept and require. We cannot predict or guarantee that our due diligence or our structure of the Polaris transaction will be effective or will protect us from liability. Even though we have certain limited rights to indemnification under the SPA, the enforcement of any indemnification claim could be extremely time-consuming and costly. Furthermore, even if  we obtain a judgment in our favor, such judgment may be difficult to enforce and the award may be inadequate to compensate us for  the losses suffered or may be limited under the terms of the SPA. In addition, stockholder litigation or other legal proceedings  initiated in connection with the Polaris acquisition may affect its timing or occurrence, or result in significant costs of defense, indemnification and liability. The discovery or incurrence of any material liabilities associated with the Polaris acquisition for which  we are unable to recover sufficient indemnification amounts could harm our operating results.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan, or the 2007 Plan, we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold (unless instructed otherwise in advance by an employee that the employee will pay such taxes in cash), via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to the tax liability owed by such grantee. The shares withheld from the grantees to settle their minimum withholding tax liability are reallocated to the number of shares available for issuance under the 2007 Plan. For the three month period ended December 31, 2015, we withheld an aggregate of 14,256 shares of restricted stock at a price of $49.35 per share.

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

10.1

Amendment No. 011 dated December 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.2

Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.3†*		Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

10.4†*

Amendment #1 To Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Ltd, Citigroup Technology, Inc. and Virtusa Corporation dated as of November 5, 2015.

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, as filed with the SEC on February 8, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2015 (Unaudited) and March 31, 2015
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2015 and December 31, 2014 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2015 and December 31, 2014 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and December 31, 2014 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

**                                  Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

†                                         Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and this Exhibit has been submitted separately to the Securities and Exchange Commission.

+                                         Schedules (or similar attachments) to the Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting & Services Limitedhave been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation

Date: February 8, 2016	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2016	By:	/s/ Ranjan Kalia

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

10.1

Amendment No. 011 dated December 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.2

Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.3†*		Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

10.4†*

Amendment #1 To Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Ltd, Citigroup Technology, Inc. and Virtusa Corporation dated as of November 5, 2015.

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, as filed with the SEC on February 8, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2015 (Unaudited) and March 31, 2015
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2015 and December 31, 2014 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended December 31, 2015 and December 31, 2014 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2015 and December 31, 2014 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

**                                 Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.

†                                        Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and this Exhibit has been submitted separately to the Securities and Exchange Commission.

+                                        Schedules (or similar attachments) to the Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting & Services Limited, have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.