Form 10-Q/A
period 2015-12-31
VIRTUSA CORP
filed 2016-05-23
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q/A

Amendment No. 1

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

Virtusa Corporation and Subsidiaries

FORM 10-Q/A

Fiscal Period Ended December 31, 2015

EXPLANATORY NOTE

This Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 8, 2016, is being filed solely for the purpose of revising portions of Exhibit 10.4 in order to disclose certain information for which confidential treatment had been requested, in response to comments made by the Commission to the registrant’s request for confidential treatment with respect to Exhibit 10.4.  The Exhibit 10.4 filed with this Amendment No. 1 supersedes the Exhibit 10.4 filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 filed with the Securities and Exchange Commission on February 8, 2016.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are included herein as exhibits to this Amendment.  This Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q does not reflect events occurring after the original filing of the Form 10-Q or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

PART II.  OTHER INFORMATION

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

10.3†		Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

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

101

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (previously filed as Exhibit 101 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625)), as filed with the SEC on February 8, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

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

+                                         Schedules (or similar attachments) to the Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting & Services Limited have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation

Date: May 23, 2016	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2016	By:	/s/ Ranjan Kalia

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

10.3†		Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

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

101

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 (previously filed as Exhibit 101 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625)), as filed with the SEC on February 8, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

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

+                                         Schedules (or similar attachments) to the Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting & Services Limited, have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.