Form 10-K
period 2016-03-31
VIRTUSA CORP
filed 2016-05-27
CIK 1207074

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
None

           Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

           The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2015, based on $51.31 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $1,467,041,923.

           The number of shares outstanding of each of the issuer's class of common stock as of May 24, 2016:

Class	Number of Shares
Common Stock, par value $0.01 per share	29,924,895

DOCUMENTS INCORPORATED BY REFERENCE

           The registrant intends to file a definitive Proxy Statement for its 2016 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2016. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2016

Part I

        This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the "safe harbor" created by those sections. These statements relate to, among other things, our expectations concerning the growth of our business, the ability of our clients to realize benefits from the use of our IT services; projections of financial results, the results of our operations and our financial condition; our competitive landscape; the impact of new accounting pronouncements; future capital requirements and capital expenditures; market risk exposures; customer contracts; our service delivery mix and our plans, strategies and objectives for our company and our future operations. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance or similar subjects are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "seek," "intends," "plans," "estimates," "projects," "anticipates," or other comparable terms. These forward-looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Item 1A. Risk Factors" and elsewhere in this Annual Report. Our forward- looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Except as may be required by law, we have no plans to update these forward- looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward- looking statements, which speak only as of the date made. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and Form 8-K reports to the Securities and Exchange Commission (the "SEC").

Item 1.    Business.

Overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services provider. Using an enhanced global delivery model, we provide end-to-end information technology ("IT") services to Forbes Global 2000 companies. These services include IT and business consulting, digital enablement services, user experience ("UX") design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients' businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients' core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. We have built targeted solutions that enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions.

        Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as multiple near shore delivery centers in the United States.

        We support the executive officers ("CXOs") at our client organizations including the chief information officers ("CIOs") and chief digital/ marketing officers in solving their most critical issues, including reducing total cost of ownership, accelerating time-to-market, increasing productivity and enhancing the customer experience delivered by their organizations. Our clients' CXOs are continually confronting the dual challenge of their organizations' need to invest in new technological innovations to support business growth, while also trying to improve the efficiencies of IT operations and their return on investment ("ROI") from such IT investments. Our millennial solutions support the business growth imperative by delivering targeted and differentiated solutions that help our clients expand their addressable markets as well as develop go-to-market strategies supporting new revenue streams. To improve IT efficiencies and reduce the cost of IT operations, we help our clients consolidate applications into platforms, rationalize IT infrastructure, and deliver transformational, industry-focused solutions, thereby enabling our clients to deliver modern, efficient and agile enterprise application platforms. Our deep expertise in core technology services allows us to help our clients to lower total cost of ownership of their overall IT investments. We also combine industry specialization with our core services to deliver high-impact solutions in critical business functions that help our clients transform their business performance and gain competitive advantage in the markets in which they operate.

        We operate in markets and industries where the combination of a growing millennial population and rapid advances in key technologies like mobility, big data analytics, social media and cloud computing, are providing disruptive opportunities for progressive business leaders to break down barriers and expand market-share. We enable our clients to leverage technology innovations to provide a distinctive millennial experience commensurate with the expectations of digital consumers who are increasingly looking for services that are available 24×7 without interruption, location aware and highly customized to their social likes and dislikes. As part of our millennial enablement solutions, we provide end-to-end consulting, user experience design, technology selection, and implementation and support services, which allow our clients to understand emerging consumer demand in their markets of operation and develop, and execute to, a roadmap to transform their business and enhance their competitive differentiators.

        New advances in areas like internet of things ("IoT"), artificial intelligence ("AI"), robotics process automation ("RPA") are now pushing the boundaries of how technology can disrupt traditional business models and deliver significant value in several areas, including delivering new products and services, enhancing consumer experience and improving operational efficiencies of the business. We have invested in developing deep capabilities in these new areas, fostering a strong partner ecosystem and building a rich platform for nurturing innovation and rapidly constructing prototypes that use IoT, AI and/or RPA to solve specific business problems for our clients.

        We deliver our services using our enhanced global delivery model which leverages a highly efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement of outcomes delivered to our clients. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers to provide value-added services rapidly and cost-effectively. Our teams do this by using our enhanced global delivery model, which we manage to a targeted 25/75 onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements.

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

        On March 3, 2016, pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited ("Virtusa India"), a subsidiary of the Company, Polaris Consulting & Services Limited, a global IT services company focused on banking and financial services ("Polaris"), and the promoter sellers named therein, as amended on February 25, 2016 (the "SPA"), the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168.3 million in cash (the "Polaris SPA Transaction"). The primary strategic purpose and goals of Virtusa's acquisition of Polaris were, and are, as follows:

  •
  The combination of Virtusa and Polaris creates a unique, fully integrated provider of comprehensive solutions and services across the banking and financial services industry,

  •
  The combination meaningfully expands our addressable market, and

  •
  The transaction enhances our ability to pursue larger consulting and outsourcing contracts.

        In addition, on April 6, 2016, as part of the Polaris SPA Transaction, Virtusa India completed an unconditional mandatory open offer (the "Mandatory Tender Offer") with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders. The Mandatory Tender Offer was conducted in accordance with requirements of the Securities and Exchange Board of India ("SEBI") and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for approximately $3.25 per share for an aggregate purchase price of approximately $88.8 million (Indian rupees 5,914 million). Upon the closing of the Mandatory Tender Offer, Virtusa India's ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. Under applicable Indian rules on takeovers, Virtusa India is required to sell within one year of the settlement of the Mandatory Tender Offer its shareholdings in Polaris in excess of 75% of the basic outstanding share capital of Polaris.

        In connection with, and as part of the Polaris SPA Transaction, on November 5, 2015, the Company entered into an amendment with Citigroup Technology, Inc. ("Citi") and Polaris, which became effective upon the closing of the Polaris SPA Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy ("GTRS") for the provision of IT services to Citi on an enterprise wide basis ("GTRS Preferred Vendor"), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi, (iii) the parties amended Polaris' master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the "Citi/Virtusa MSA"), and (iv) Virtusa agreed to terminate Virtusa's existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement. Under the terms of the Citi/Virtusa MSA, the Citi/Virtusa MSA has a perpetual term, but may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party on 30 days prior written notice or by Citi for convenience generally upon 30 days prior written notice except for certain time and material engagements, which may be terminated for convenience by Citi on 10 business days or shorter notice. The Citi/Virtusa MSA contains provisions regarding insurance, indemnities, limitations of liability, warranty, service levels, liquidated damages and other customary terms and conditions.

        We provide our IT services primarily to enterprises engaged in the following industries: communications and technology ("C&T"); banking, financial services and insurance ("BFSI"); and media and information ("M&I"). Our current clients include leading global enterprises such as Citi, AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global Services, Inc.) ("AIG"), JPMorgan Chase Bank, N.A. ("JPMC"), British Telecommunications plc ("BT"), Aetna Life Insurance Company, Thomson Reuters (Healthcare) Inc., and leading enterprise software developers. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2016, 85% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 47%, 52% and 57% of our total revenue in the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Our largest client for the fiscal year ended March 31, 2016, AIG, accounted for 10.1% of our total revenue. During the fiscal years ended March 31, 2015 and 2014, AIG accounted for 10.5% and 12.5% of our total revenue, respectively. During the fiscal years ended March 31, 2016, 2015 and 2014, BT accounted for 9.3%, 12.4% and 12.7%, of our total revenue, respectively. We have a Global Frame Contract with BT and a master services agreement with AIG, as described below, and Citi, whose terms we listed immediately above.

        On January 31, 2012, Virtusa UK Limited, our UK subsidiary, entered into a Global Frame Contract with BT, as amended (the "GFA"), which established Virtusa UK Limited as a preferred, but non-exclusive, vendor of BT for the provision of IT services to BT and its affiliates. The GFA contains rate cards specific to certain geographic locations associated rate card pricing terms. In addition, the GFA contains provisions regarding insurance, indemnities, limitations of liability and confidentiality that are materially similar to those contained in the MSA, as well as other provisions relating to warranty, service levels, liquidated damages and other customary terms and conditions. The term of the GFA extends through March 31, 2018, although the GFA may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by BT upon 90 days prior written notice. BT may also terminate without liability upon certain other conditions, including changes in control of Virtusa UK Limited.

        On May 15, 2015, we executed a new master professional services agreement ("MPSA") with AIG which has a perpetual term, but may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by AIG for convenience upon 30 days prior written notice. The MPSA included rate cards specific to certain geographic locations, as well as provisions regarding insurance, indemnities, limitations of liability, confidentiality, warranty, service levels, liquidated damages and other customary terms and conditions.

Our approach to global IT services

        Our expertise in supporting a broad range of IT services, ability to engage through a global delivery model that optimizes outcomes and use of proprietary methodologies like platforming to improve IT efficiencies, allow us to be a trusted partner to our clients for their end-to-end IT services requirements.

        Broad range of IT services.    We provide a broad range of IT services, either individually or as part of an end-to-end solution, from business and IT consulting, and technology implementation to application outsourcing. We have significant domain expertise in IT-intensive industries, such as C&T, BFSI and M&I. Our recent acquisition of Polaris has significantly enhanced our domain strengths in BFSI, allowing us to deliver distinctive solutions across the complete spectrum of end-to-end banking requirements. Over the past several years, our investments in building deep capabilities in industry specific solutions has helped us develop very strong domain-specific capabilities across insurance, healthcare and telecommunications industries as well. We have designed our portfolio of IT services and solutions to enable our clients to improve business performance, use IT assets more efficiently and optimize IT costs.

        Enhanced global delivery model.    We provide our services through our enhanced global delivery model that leverages a highly-efficient onsite- to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement of outcomes delivered to our clients.

        Platforming approach.    We apply our innovative platforming approach across our IT consulting, technology implementation and application outsourcing services to rationalize IT application portfolios and reduce costs, increase productivity and improve the efficiency and effectiveness of our clients' IT application environments.

Our services

        Business and IT consulting services.    We provide business and IT consulting services to assist our clients in more effectively managing their continually-changing IT environments and aligning their IT investments to better support current and future business requirements. Our business consulting services allow clients to mitigate risks and execute successful IT programs by enabling stakeholder alignment, formulating the business case and ROI and defining agreed-upon end outcomes using innovative techniques, such as persona development, DILO (Day-in-the-life-of) journeys and rapid prototyping for each project. We also assist clients in assessing new approaches to improve revenue opportunities within existing markets, developing new products/solutions for existing and new markets and improving retention and share-of-wallet through a better understanding of customer behavior and engagement. We have enhanced our business consulting services portfolio with solutions specific to digital enabling our clients' businesses, allowing them to effectively assess and deploy the right kinds of digital technologies and drive the appropriate outcomes from their digital initiatives.

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

        We believe that our consulting services are further differentiated by our ability to leverage our global delivery model across our engagements. Our onsite teams work directly with our clients to understand and analyze the current-state problems and to design conceptual solutions. Our offshore teams work seamlessly with our onsite teams to design and expand the conceptual solution, research alternatives, perform detailed analyses, develop prototypes and proofs- of-concept and produce detailed reports. We believe that this approach reduces cost, allows us to explore more alternatives in the same amount of time and improves the quality of our deliverables.

        Technology implementation services.    Our technology implementation services involve building, testing, deploying, maintaining and supporting IT applications, and consolidating and rationalizing our clients' existing IT applications and environments into platforms. Leveraging our deep skills in software engineering and our expertise in the innovative use of technology to solve business problems, we help our clients' CIOs to make the right decisions on technology platform selection, support the implementation of core application systems and help solve critical business problems, while ensuring that the CIO's IT asset estate remains optimized, cost-effective and supports current and future business requirements.

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

        Our outsourcing services leverage innovative techniques and methodologies to significantly improve IT efficiencies, by reducing cycle time and compressing the work required to achieve specific outcomes. We help our clients reduce the cost of business operations by preemptively identifying and resolving issues in application support and maintenance. We make extensive use of Agile development methodology to reduce and minimize business disruptions due to IT issues and support the CIO organization in improving the business experience by leveraging RPA to drive automation and process efficiencies.

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

        We continue to strengthen our ability to deliver infrastructure management services ("IMS") and IT support related services to our clients, helping them manage their IT operations effectively through an offshore outsourced model. For example, the investment we made in acquiring Apparatus, Inc. in April 2015 has helped us build strong, differentiated solutions and services for this market. We also invested in building out a global command center for our network operations management at our offshore facility in Hyderabad. This has helped us to not only deliver seamless infrastructure management services to our clients around the clock, but also to do it in an automated, cost-effective manner.

        Global delivery model.    We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner by leveraging an efficient onsite-to-offshore service delivery mix and our proprietary global innovation process ("GIP"), and also enables us to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively. During the past four fiscal years, we performed at least 79% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ending March 31, 2017, we anticipate the onsite ratio to slightly increase due to new client engagements and existing work on larger, more complex programs requiring a larger onsite presence. Our delivery mix may also fluctuate from time to time due to several other factors, including new and existing client delivery requirements, as well as the impact of any acquisitions. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around the clock, world class execution capabilities that span multiple time zones.

        All of our major delivery centres, located in Hyderabad, India Chennai, India Bangalore, India and Colombo, Sri Lanka have been assessed at CMMI Level 5 maturity. During our fiscal year ended March 31, 2016, as part of the CMMI re-assessment process (every 3 years), the Chennai and Colombo delivery centres first assessed during the fiscal year 2013, completed the reassessment successfully and maintained their CMMI Level 5 rating. CMMI is a process improvement model used to improve a company's ability to manage project deliveries to ensure predictable results. CMMI's process levels are regarded as the standard in the industry for evolutionary paths in software and systems development and management.

        Our enhanced global delivery model is built around our proprietary GIP, which is a software lifecycle methodology that combines our experience building platform-based solutions for global clients with leading industry standards such as rational unified process, eXtreme programming, capability maturity model and product line engineering. By leveraging GIP templates, tools and artifacts across diverse disciplines such as requirements management, architecture, design, construction, testing, application outsourcing and production support, each team member is able to leverage software engineering and platforming best practices and extend these benefits to clients.

        During the initial phase of an engagement, we work with the client to define the specific approach and tools that will be used for the engagement. This process tailoring takes into consideration the client's business objectives, technology environment and currently-established development approach. We believe our innovative approach to adapting proven techniques into a custom process has been an important differentiator that allows us to deliver substantially greater value to our clients in a cost effective and timely manner.

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

        At the center of our platforming approach is a five-level maturity framework that allows us to adapt our service offerings to meet our clients' unique needs. Level 1 maturity in our platforming approach represents traditional applications where every line of code is embedded and unique to the application and every application is monolithic. Level 2 applications are less monolithic and more flexible and demonstrate characteristics such as configurability and customizability. Level 3 applications are advanced applications where the common code components and software assets are leveraged across multiple application families and product lines. Level 4 applications are framework-driven where the core business logic is reused with appropriate custom logic built around it. At the highest level of maturity are Level 5 applications, where platforms are greatly leveraged to simplify and accelerate application development and maintenance. At lower levels of maturity, few assets are created and reused. Consequently, agility, total cost of ownership and ability to quickly meet business needs are suboptimal. As organizations mature along this continuum, from Level 1 to Level 5, substantial intellectual property is created and embodied in software platforms that enable steady gains in agility, reduce overall cost of ownership and accelerate time-to-market for business applications and services.

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

        We offer the following solutions which enable our clients to address or serve the growing needs of the millennial generation:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• gap analysis • consumer experience solutions	• application modernizations	• mobility • cloud computing • big data • social media • speed data • service oriented architecture	• millennial tech labs • 24×7 managed services

        We have invested in creating millennial technology labs and innovation hubs within our global delivery centers to foster the development of emerging technology solutions and enable our clients to become millennial enterprises.

Sales and marketing

        Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. At March 31, 2016 and 2015, we had 255 and 206 marketing and business development full time equivalents, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

Clients and industry expertise

        We market and provide our services to companies in North America, Europe and Asia. For additional discussion regarding geographic information, see note 19 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2016 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader, differentiates us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. For instance, our largest client for the fiscal year ended March 31, 2016, AIG, accounted for 10.1% of our total revenue. During the fiscal years ended March 31, 2015 and 2014, AIG accounted for 10.5% and 12.5% of our total revenue, respectively. During the fiscal years ended March 31, 2016, 2015 and 2014, BT accounted for 9.3%, 12.4% and 12.7%, respectively.

        We focus primarily on three industries: C&T, BFSI and M&I. We build expertise in these industries through our customer experience and industry alliances, by hiring industry specialists and by training our business analysts and other team members in industry-specific topics. Drawing on this expertise, we strive to develop industry-specific perspectives and services.

        Communications and technology.    For our communications clients, we focus on customer service, sales and billing functions and regulatory compliance and help them improve service levels, shorten time-to-market and modernize their IT environments. For our technology clients, which include hardware manufacturers and software companies, we provide a wide range of industry- specific service offerings, including product management services, product architecture, engineering and quality assurance services, and professional services to support product implementation and integration. These clients often employ cutting-edge technology and generally require strong technical skills and a deep understanding of the software product lifecycle.

        Banking, financial services and insurance.    We provide services to clients in the retail, wholesale and investment banking areas; financial transaction processors; and insurance companies encompassing life, property and casualty and health insurance. For our BFSI clients, we have developed industry specific services for each of these sectors, such as an account opening framework for banks, compliance services for financial institutions and customer self-service solutions for insurance companies. The need to rationalize and consolidate legacy applications is pervasive across these industries and we have tailored our platforming approach to address these challenges.

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

Competition

        The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Limited, Infosys Technologies Limited, Capgemini Service SAS, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture PLC., Capgemini Service SAS, Computer Sciences Corporation, Deloitte Consulting LLP and IBM Global Services

        We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. For instance on the millennial enablement side, we often compete with established digital services firms like SapientNitro, as well as smaller vendors that compete on the basis of local presence, pricing and niche solutions/capabilities.

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

        Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2016, we experienced voluntary team member attrition at a rate of 13.3% and involuntary team member attrition at a rate of 3.4%. We remain committed to improving and sustaining our voluntary attrition levels consistent with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

        At March 31, 2016, we had 18,226 team members worldwide. We also engage outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

        We monitor our network performance on a 24×7 basis to ensure high levels of network availability and periodically upgrade our network to enhance and optimize network efficiency across all operating locations. We use leased telecommunication lines to provide redundant data and voice communication with our clients' facilities and among all of our facilities in Asia, the United States and Europe. We also maintain multiple sites across our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka, and the United States back-up centers to provide for continuity of infrastructure and resources in the case of natural disasters or other events that may cause a business interruption.

        Our network infrastructure and access is secured using two factor authentication, mobile data management, data leakage prevention, advanced malware protection and periodically subjected external vulnerability audits. We are ISO 27001 and ISO 22301 certified in all our major Asia centers to safeguard clients' and Virtusa's own information assets, and believe that we meet all our clients' stringent security requirements for ongoing business with them.

Intellectual property

        We believe that our continued success depends in part on the skills of our team members, the ability of our team members to continue to innovate and our intellectual property rights. We rely on a combination of patent, copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our team members and consultants that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have also designed procedures to generally control access to and distribution of our proprietary information. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark "Virtusa" in the United States, the European Community, Austria, Australia and India and have filed for registration of "Virtusa" in Sri Lanka. We have registered in the United States the service marks "BPM Test Drive" which we use to describe our consulting service offering involving business process management or BPM project implementation and "ACCELERATING BUSINESS OUTCOMES," which we use to describe the benefits of our services. We have no issued patents.

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

Virtusa Sustainability Program

  •
  The goal of our sustainability program is to help reduce our environmental footprint, with ethical maturity, respect and dignity to all and is an extension of our core corporate values of pursuit of excellence, integrity, respect and leadership (PIRL). We believe in doing more, and better, with less to help reduce the environmental footprint of our operations.

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

        Virtusa's sustainability program is backed by relevant certification, policies and employee training for the core areas. Instilling our business ethics, PIRL, and creating awareness of our sustainability program are a core part of our culture and is an important part of people development. We educate all our employees on PIRL, our code of ethics and our corporate policies at induction. We also train and test our employees on our corporate policies, including information security, our code of ethics and anti-bribery policies. In addition, we use several communication channels to create awareness on different aspects of sustainability such as health and safety and good environmental practices. These include e-mail campaigns, social media, and special events such as Earth Hour and World Environment Day.

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

        Tech Reach—Through Tech Reach we use our software development and consulting expertise to contribute to projects of social benefit. Details of our current Tech Reach projects are given below:

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

  Business segments and geographic information

        We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 19 to our consolidated financial statements for the fiscal year ended March 31, 2016 contained in this Annual Report.

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

Risks relating to our business

Our revenue is highly dependent on a small number of clients, and the loss of, or material reduction in, revenue from any one of our major clients could significantly harm our results of operations and financial condition.

        As a result of the Polaris acquisition, Citi will become our largest client and we have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For our fiscal years ended March 31, 2016, 2015 and 2014, our top two clients (excluding Citi, which reflects only 29 days of consolidated Citi revenues for our fiscal year ended March 31, 2016 due to the Polaris acquisition closing on March 3, 2016), generated approximately 19%, 23%, and 25% of our revenue respectively. For the fiscal year ended March 31, 2016, AIG accounted for 10% and BT accounted for 9% of our total revenue respectively. In addition, during the fiscal years ended March 31, 2016 and 2015, 85% and 87% respectively, of our revenue came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients, or the acquisition of a client or cost savings initiatives of our clients which may result in immediate lower external spend by our clients. Further, the loss of, or material reduction in revenue from any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

        We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case, our business, financial condition and results of operations would be adversely affected. For instance, we recently extended our existing master services agreement with BT until March 31, 2018, and on May 15, 2015, we negotiated and entered into the MPSA with AIG, which replaced our previous master services agreement and reflected negotiated commercial terms. Our client concentration may also subject us to perceived or actual leverage that our clients may have, given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business and operating results would be seriously harmed.

Our future results will suffer if we do not effectively integrate and manage our expanded operations following the Polaris acquisition and realize the expected benefits of the transaction and its strategic objectives.

        In connection with the Polaris acquisition, our future success depends, in part, upon our ability to manage and integrate our expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected revenue synergies, rate of growth, go-to-market strategies and operating efficiencies and other benefits currently anticipated from the Polaris acquisition. If we are inefficient or unsuccessful at integrating the Polaris business into our operations, or we encounter client attrition due to the Polaris transaction or other factors, we may not be able to achieve our planned rates of growth or improve our market share, or our profitability or our competitive position in specific markets. Further, if we fail to realize the intended and forecasted benefits of the Polaris acquisition, our business may be materially and negatively impacted, we may fail to realize our strategic objectives, or fail to achieve our desired and projected financial and operating results, each of which individually or in the aggregate would have a material adverse effect on our revenue growth and profitability and generally on our statement of operations, our ability to acquire new clients and maintain and grow existing clients, or retain our key employees.

In connection with the Polaris acquisition, we entered into a master services agreement with Citi under which we became a preferred vendor of Citi, pursuant to which, if we fail to deliver contractual productivity savings or we fail to perform in a manner satisfactory to Citi, we may not be able to increase revenue from Citi or we could lose substantial revenues or business from Citi, each of which would have a material adverse effect on our business, our revenues, our profitability and statement of operations.

We may become subject to certain liabilities assumed or incurred in connection with the Polaris acquisition that could harm our operating results.

        The Polaris acquisition involves a number of special risks, including diversion of management's attention, the potential departure of key personnel and the potential assumption or incurrence of material and substantial liabilities and/or obligations. Although we conducted due diligence in connection with the Polaris acquisition, there may be liabilities that we failed to discover, that we inadequately assessed in our due diligence efforts, or that were not properly disclosed to us. In particular, to the extent that the Polaris business (or any properties thereof) (i) failed to comply with or otherwise violated applicable laws or regulations, (ii) failed to fulfil contractual obligations to customers or (iii) incurred material liabilities or obligations to customers that were not identified during the diligence process, we, as the successor owner, may be financially responsible for these violations, failures and liabilities and may suffer financial and/or reputational harm or otherwise be materially and adversely affected. In addition, as part of the Polaris acquisition, we may assume responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements entered by Polaris that are not consistent with the terms and conditions that we typically accept and require. We cannot predict or guarantee that our due diligence or our structure of the Polaris transaction will be effective or will protect us from liability. Even though we have certain limited rights to indemnification under the SPA, the enforcement of any indemnification claim could be extremely time-consuming and costly. Furthermore, even if we obtain a judgment in our favour, such judgment may be difficult to enforce and the award may be inadequate to compensate us for the losses suffered or may be limited under the terms of the SPA. The discovery or incurrence of any material liabilities associated with the Polaris acquisition for which we are unable to recover sufficient indemnification amounts or, if recovered, in a timely manner, could materially harm our operating results.

We depend on clients concentrated in specific industries, such as BFSI, and with the Polaris acquisition, our BFS client concentration increased materially; we are therefore subject to enhanced risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

        In our fiscal year ended March 31, 2016, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2016, we earned approximately 54% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 18% from the prior fiscal year. Due to the Polaris acquisition, we have increased our concentration most particularly in BFS. If any decline in the growth of the BFSI industries or large clients in such industries, particularly in the BFS or insurance industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus or impact of large clients in such industries, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

We have recently completed the Polaris acquisition and previously have closed other acquisitions which could be difficult to integrate, could divert the attention of key management personnel, materially disrupt our business, dilute stockholder value and materially adversely affect our financial results, including impairment of goodwill and other intangible assets, if we are unable to realize the expected revenue and synergy growth as well as efficiencies from these acquisitions.

        For our Polaris and other acquisitions we have completed, we may incur substantial risks, including:

  •
  inability to generate sufficient revenue or synergy growth to offset transaction costs or to maintain previous forecasts regarding revenue growth, profit margins and earnings per share forecasts

  •
  underperformance of the acquired company as compared to our forecasts, resulting in lower utilization, lower gross margins and operating margins, higher operating costs and lower profits from our previous forecasts

  •
  difficulties in integrating operations, technologies, accounting and personnel

  •
  difficulties in supporting and transitioning clients of our acquired companies or strategic partners

  •
  diversion of financial and management resources from existing operations

  •
  potential loss of key team members

  •
  assumption of responsibilities and obligations of the acquired business pursuant to the terms and conditions of services agreements that are not consistent with the terms and conditions that we typically accept and require

  •
  unknown liabilities or liabilities for which indemnification may or may not apply and difficulties of recovering any indemnifiable losses

        Our organizational structure could also make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We have completed nine acquisitions from November 2009 to March 31, 2016, including the closing of the Polaris acquisition. If we fail to successfully integrate these acquired companies or any company that we may acquire in the future and maintain their value, or if any existing or future acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company, or any impairment of intangible assets or goodwill of any such acquired company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

To finance the Polaris acquisition and related transactions, we have incurred substantial indebtedness, to which there is no guarantee that we will be able to service the interest and principal payments, and there can be no assurance that our business, results of operations and financial condition will not be adversely affected by our incurrence of indebtedness.

        In connection with the Polaris acquisition and related transactions, on February 25, 2016, we entered into a credit agreement with a bank syndicate providing senior secured debt financing of $300 million, comprised of a $100 million revolving credit facility and a $200 million multi-draw term loan, and drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on Virtusa's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). The credit agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the credit agreement is five years from the closing date of the loan, ending February 24, 2021. We may incur additional indebtedness in the future, which may be significant. We will be required to have sufficient cash available in the United States to pay scheduled instalments of principal, accrued interest and fees from time to time and at maturity. If we do not have sufficient cash available in the United States or we fail to generate sufficient cash from operations in the United States, we may be unable to service the debt or we may be required to repatriate earnings held by our foreign subsidiaries. Any such repatriation would cause us to accrue the applicable amount of taxes associated with such earnings at that time, which could have a material adverse effect on our results of operations. In addition, we may not have sufficient cash in the United States or abroad to make payments on our debt obligations, which could cause us to seek additional debt or equity capital or restructure or refinance our existing indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

        In addition, the credit agreement contains certain financial and other covenants, including customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. Failure to comply with these covenants or other provisions of the credit agreement could result in a default under the credit agreement, requiring us to either cure such default, receive a waiver, or in the absence of such cure or waiver, refinance any outstanding indebtedness under the credit agreement. There is no assurance that we would be able to refinance our debt on acceptable terms and conditions.

Despite our new $300 million credit facility which we recently closed in connection with the Polaris acquisition, we may need to raise capital in the future, although our ability to raise capital may be limited.

        In connection with the Polaris acquisition and related transactions, we entered into a credit facility for $300 million, of which we have drawn down the full $200 million term loan to buy the Polaris shares, with $100 million remaining under the revolving credit facility.

        If our remaining revolving credit facility and cash flows are not sufficient to fund our strategic investments or operations, we may seek to raise additional funds through the issuance of equity or convertible debt securities, whereby the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we seek to obtain additional debt financing, there is no assurance that existing lenders will permit additional indebtedness, and even if permitted, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities and increasing our costs of operations, which could have a material adverse impact on our operating margins. Any such debt financing could require us to comply with restrictive financial and operating covenants, which could have a material adverse impact on our business, results of operations or financial condition and there is no guarantee or assurance that any such credit facility will be available or if so, on reasonable terms.

        We cannot assure you that additional financing will be available on terms favourable to us, or at all or in the locations where we need the additional capital. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations and growth, take advantage of unanticipated opportunities or otherwise respond to competitive pressures may be significantly limited.

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies which could limit our access to cash in non-U.S. locations to fund our U.S. operations or otherwise make investments where needed.

        In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets. We therefore may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2016, we had approximately $231.7million of cash, cash equivalents, short term investments and long term investments of which we hold approximately $146.5 million of cash, cash equivalents, short term investments and long term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States or other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash would be subject to substantial taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. We estimate that it could cost us as much as $46.1 million to repatriate cash back to the United States. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, global operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

The international nature of our business exposes us to many complex risks, which may be beyond our control.

        We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia and Sweden and we serve clients across North America, Europe and Asia, and with the Polaris acquisition, added operations in Hong Kong, Ireland, United Arab Emirates, New Zealand, Japan, Australia and Canada. For the fiscal years ended March 31, 2016, 2015 and 2014, revenue generated outside of the United States accounted for 30%, 33% and 30% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, Austria, Malaysia, Sweden, Switzerland and the Netherlands, as well as Polaris and its operating subsidiaries which are incorporated in Australia, New Zealand, the United Arab Emirates, Japan, Hong Kong and Canada. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

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

        The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits, including the H-1(B) visa. The Government conducts a random lottery to determine which H-1(B) applications will be adjudicated that year. Increasing demand for H-1(B) visas, or changes in how the annual limit is administered, could limit the company's ability to access those visas. In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and other business visas. The H-1(B) visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1(B) visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1(B) visa extensions after the six-year period may be available. H-1(B) visa holders are required to be paid the higher of the actual wage, or the prevailing wage for their position at the site of their employment. In addition, there are strict labor regulations associated with the H-1(B) visa classification, including disclosure, attestations and document retention. Employers who are H-1(B) dependent (i.e. those with fifteen percent (15%) or more of their workforce on H-1(B) visas are potentially subject to additional disclosures, attestations and subject to specific affirmative recruitment requirements if the employees they sponsor for H-1(B) visa do not qualify as "exempt" employees. An exempt employee is one who is either (a) paid an annual salary of at least $60,000 or b) one who holds a masters or higher degree in a specialty occupation related to their employment. In September 2014, we became an "H-1(B) Dependent Employer." To avoid being subject to additional attestations, disclosures, and affirmative recruitment requirements, we do not sponsor employees for H-1(B) visas who make less than $60,000 per year. As a result of our being an "H-1(B) Dependent Employer" it is likely that our petitions are subject to greater scrutiny at the time of adjudication. All users of the H-1(B) program are subject to periodic site visits from the United States Citizenship and Immigration Services, or USCIS, to verify their compliance with immigration and Labor Regulations. In addition, the Wage and Hour Division of the United States Department of Labor may also conduct H-1(B) audits to verify compliance with labor regulations. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1(B) classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1(B) program and other immigration benefits. We are users of the H-1(B) visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients. As a result of our H-1(B) Dependent Employer status, we are likely subjected to more site visits and a higher level of scrutiny by USCIS and the US Department of Labor than Non Dependent Employers.

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

        Since 2010 US, immigration law has imposed enhanced filing fees on employers who are significantly dependent upon H-1(B) and L-1 visa holders. An employer whose overall count of full-time employee equivalents consists of 50% or more of individuals holding H-1(B) or L-1 visas are subject to an enhanced filing fee. While that fee had been $2,000 and $2,250 for each new H-1(B) or L-1 petition filed respectively, that fee was recently increased to $4,000 and $4,500 respectively. We have periodically been required to pay these enhanced fees, as the percentage of our overall US based workforce holding H-1(B) and L-1 visa status has hovered around the 50% mark. While we closely monitor the visa makeup of our workforce in an attempt to minimize our exposure to such enhanced fees, and make efforts to recoup these costs either directly from our clients or indirectly through our billing rates, these enhanced fees have had a negative impact on our gross profit and overall cost of operations. Further growth and increased demand for our services will likely make it increasingly difficult for us to avoid the payment of these fees, thus impacting our gross margins and overall profitability.

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

        Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2016, our voluntary attrition rate was 13.3%. We, and the industry in which we operate, generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

The IT services market is highly competitive and our competitors may have advantages that may allow them to compete more effectively than we do to secure client contracts and attract skilled IT professionals.

        The IT services market in which we operate includes a large number of participants and is highly competitive. Our primary competitors include offshore IT outsourcing firms and consulting and systems integration firms. We also occasionally compete with in-house IT departments, smaller vertically focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, as well as offshore IT service providers with facilities in less expensive geographies within India.

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

We may face damage to our professional reputation and be subject to legal claims and litigation, including high and unexpected costs as a result of any litigation or client disputes, if our services do not meet our clients' expectations or violate contractual terms with our clients.

        Many of our projects involve technology applications or systems that are critical to the operations of our clients' businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. If a client is not satisfied with our services or products, including those of subcontractors we employ, we may not be able to invoice for our services, or if we do invoice, we may not be able to collect the fees due on such engagements and our business may suffer. Moreover, if we fail to meet our contractual obligations, our clients may terminate their contracts and we could face legal liabilities, and increased costs, including warranty or breach of contract claims against us. If we were not to prevail in the litigation, we may be required to refund all fees paid, reverse previously recognized revenues or pay damages suffered by the client which may exceed the value of the contract, despite limitation of liability provisions in the contract. If any adverse litigation or arbitration award were granted against us, we may not have reserved sufficiently (or at all, depending on the probability of outcome) for these losses and, as such, these losses could result in reversal of revenues or increased and unexpected financial losses which could have a material and negative impact on our statement of operations and cash position in the financial quarter and fiscal year in which the award was granted. Any failure in a client's project could also result in a claim for substantial damages, our inability to recognize all or some of the revenue for the client project, potential reversals of revenue previously recognized, non-payment of outstanding invoices, increased expenses due to increase in reserves for doubtful accounts, loss of future business with such client, increased costs due to non-billable time of our resources dedicated to address any performance or client satisfaction issues, or litigation costs and expenses, regardless of our responsibility for such failure.

We may face difficulties in providing end-to-end business solutions or delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business, results of operations and financial condition.

        We have been expanding the nature and scope of our engagements and have added new service offerings across the industries we serve. The success of these service offerings depends, in part, upon continued demand for such services by our existing and prospective clients and our ability to meet this demand in a cost-competitive and effective manner. To obtain engagements for such end-to-end solutions, we also are more likely to compete with large, well-established international consulting firms, resulting in increased competition and pricing pressure. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and prospective clients to these service offerings.

        The increased breadth of our service offerings has resulted and may continue to result in larger and more complex projects with our clients. This requires us to establish closer relationships with our clients and achieve a thorough understanding of their operations. Our ability to establish such relationships depends on a number of factors, including the proficiency of our professionals and our management personnel. Our failure to understand our client requirements or our failure to deliver services that meet the requirements specified by our clients could result in termination of client contracts, client disputes and contractual claims against us, and we could be liable to our clients for significant penalties or damages, as well as legal and litigation costs if claims are not resolved amicably, each of which could have a material adverse effect on our business, results of operations and financial condition.

        Larger projects often involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages or may cancel or delay additional planned engagements. These terminations, cancellations or delays may result from factors that have little or nothing to do with the quality of our services, such as the business or financial condition of our clients or the economy generally. Such cancellations or delays make it difficult to plan for project resource requirements and inaccuracies in such resource planning and allocation may have a negative impact on our business, results of operations and financial condition.

If we are unable to collect our receivables from, or bill our unbilled services to, our clients, our results of operations and cash flows could be adversely affected.

        Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties, including insolvency or bankruptcy, for our clients, and, as a result, could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of client balances also depends on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances or claims against us for refunds, damages and/or losses, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Currency exchange rate fluctuations may materially and negatively affect our revenue, gross margin, operating margin, net income and cash flows.

        The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in prior periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar, U.K. pound sterling, Indian Rupee, the Australian dollar, the Canadian dollar and the Singapore dollar for the foreseeable future. Recently, the US dollar has materially appreciated against global currencies, especially the UK pound sterling, euro, the Indian rupee and Swedish krona ("SEK"), which have had, and could continue to have, a materially negative impact on our revenue generated in the U.K. pound sterling, euro, the Indian rupee, and SEK, as well as on our operating income and net income. Any continued appreciation of the U.S. dollar against the U.K. pound sterling, the euro, the Indian rupee, the Singapore dollar, the Canadian dollar, the Australian dollar and/or SEK will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margins and net income, which may in turn have a negative impact on our business, operating results, financial condition and results of operations. Although we have entered into, and may continue to enter into, derivative contracts to mitigate the impact of the fluctuation in the U.K. pound sterling and the Indian rupee, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego certain benefits including benefits caused by depreciation of the Indian rupee with respect to our expenses or by a depreciation of the U.K. pound sterling with respect to our revenue. In addition, use of derivatives includes the risk of non-performance of the counterparty. Credit risk is generally limited to the fair value of the contracts favorable to us. We have limited our credit risk by entering into derivative contracts only with highly-rated financial institutions, limiting the credit exposure of any one financial institution and operating under International Swaps and Derivatives Association, or ISDA, agreements with the financial institutions. Accordingly, any material depreciation of the UK pound sterling, the Indian rupee or the Sri Lankan rupee against the U.S. dollar could have a material adverse impact on our cash balances when consolidated and translated into U.S. dollars.

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

        There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective. In addition, in some countries we could be subject to tight restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations.

        Although we have adopted an eight quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments' unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. In addition, as part of the Polaris acquisition, we have assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 24 month period. While these hedges are achieving their designed objective for Polaris, upon consolidation they may cause volatility in our U.S. dollar denominated revenue due to variations between monthly average and contract hedge rates when converting back to U.S. dollars in consolidation. Furthermore, we are exposed to foreign currency volatility related to other currencies including, the Swedish Krona, the Canadian dollar, the euro, the Singapore dollar, the Sri Lankan rupee, the Singapore dollar, the Canadian dollar and the Australian dollar, which are either not hedged or not hedged in full. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

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

        Our growth, including the Polaris acquisition and integration of Polaris into Virtusa, will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls in the United States, Europe, India, Sri Lanka and elsewhere. In particular, our continued growth will increase the challenges involved in:

  •
  recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires

  •
  maintaining high levels of client satisfaction

  •
  developing and improving our internal administrative infrastructure and controls, particularly our financial, operational, communications and other internal systems and controls

  •
  preserving our culture, values and entrepreneurial environment

  •
  effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals

  •
  ensuring the accounting and internal controls in Polaris are at least as stringent as those in Virtusa and comply with applicable rules, regulations and requirements to which Virtusa is subject, such as compliance with Sarbanes-Oxley ("SOX") and SEC rules and regulations.

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

        In particular, our efforts to comply with Section 404 of the Sarbanes- Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors' audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our control is functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent registered public accountant to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting, including operations of any acquired businesses, such as Polaris, in the applicable reporting period, for future year ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

        Our management team and other personnel will need to devote a substantial amount of time to these compliance initiatives which extend to all of our subsidiaries, including Polaris and its subsidiaries. In particular, these increased obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely affect our business operations.

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

        We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anti-corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, employment and labor relations. Some of these legal regimes are in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time- consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.

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

        Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Many of our contracts for services have terms of less than 12 months and permit our clients to terminate or reduce our engagements on prior written notice of 90 days or less for convenience, and without termination penalties. Further, many large client projects typically involve multiple independently defined stages, and clients may choose not to retain us for additional stages of a project or cancel or delay their start dates. These terminations, reductions, cancellations or delays could result from factors unrelated to our work product or the progress of the project, including:

  •
  client financial difficulties or general or industry specific economic downturns

  •
  a change in a client's strategic priorities, resulting in a reduced level of IT spending

  •
  a client's demand for price reductions

  •
  a change in a client's outsourcing strategy that shifts work to in- house IT departments or to our competitors

  •
  consolidation by or among clients or an acquisition of a client

  •
  replacement by our client of existing software to packaged software supported by licensors

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

  •
  general economic conditions

        In addition, the factors impacting our utilization rate include:

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

        The period between our initial contact with a potential client and the execution of a client contract for our services is lengthy, and can extend over one or more fiscal quarters. To sell our services successfully and obtain an executed client contract, we generally have to educate our potential clients about the use and benefits of our services, which can require significant time, expense and capital without the ability to realize revenue, if any. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenue, and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular fiscal quarter could reduce our revenue in that period as we are not able to recognize any revenue unless we have a signed agreement or final and persuasive evidence of our arrangement. These delays or failures can cause our gross margin and profitability to fluctuate significantly from quarter to quarter. Overall, any significant failure to generate or recognize revenue or delays in recognizing revenue after incurring costs related to our sales processes or services performed in a particular fiscal period, due to factors such as lack of a fully executed agreement with the client, failure to satisfy other elements of generally accepted accounting standards for revenue recognition or otherwise, could have a material adverse effect on our business, financial condition and results of operations in such fiscal period or otherwise.

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

        Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment ("BOI") in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our current agreement with the BOI, our Sri Lankan subsidiary is entitled to an exemption from income taxation on export revenue for a period of 12 years expiring on March 31, 2019 provided that certain job creation and retention requirements were met by March 31, 2016. We believe we have achieved the job criteria and have notified the BOI. The BOI on review could challenge our hiring commitments in which case we would have to forego part of the 12 year tax holiday. Further, government policies relating to taxation other than on income would also have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.

Regional conflicts or terrorist attacks and other acts of violence or war in the United States, the United Kingdom, India and Sri Lanka, or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

        The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. Since May 1999, military confrontations between India and Pakistan have occurred in Kashmir. Also, there have been military hostilities and civil unrest in Iraq and Afghanistan. Terrorist attacks, such as the ones that occurred in Brussels in March 2016, Paris in November 2015, Boston on April 15, 2013, New York and Washington, D.C., on September 11, 2001, New Delhi on December 13, 2001, Bali on October 12, 2002, London on July 7, 2005, and Mumbai on November 26, 2008, civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, the United Kingdom or other countries, may adversely affect U.S., U.K. and worldwide financial markets. Prospective clients may wish to visit several of our facilities, including our global delivery centers in India or Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services. In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

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

        The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2004 to March 31, 2011 of our Indian subsidiary, Virtusa (India) Private Limited, now merged with and into our affiliate, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited (referred to as "Virtusa India"). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm's-length profit related to intercompany transactions. For fiscal year ended March 31, 2004 and 2005, we contested both assessments and also filed appeals with Indian tax authorities and U.S. Competent Authorities. Although we have settled certain tax obligations for the fiscal years ended March 31, 2004 and 2005, we have appealed certain other tax related matters affecting our fiscal year ended March 31, 2004 and 2005 with the Indian tax authorities. During the fiscal year ended March 31, 2005, we have appealed the redetermination of arm length pricing for transactions with our U.K. subsidiary. Although we have successfully resolved some issues we continue to appeal several other fiscal years' assessments with the Indian tax authorities. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

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

        In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the BOI in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year tax holiday agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation, retention and investment criteria. As of March 31, 2016, we believe we have met the job creation target. We have submitted the required details to BOI and are awaiting their confirmation. At March 31, 2016, we were eligible for the entire 12-year tax holiday. Further, the Sri Lankan Department of Inland Revenue has challenged the eligibility of the initial year of our granted tax holiday. This challenge was affirmed by the Tax Appeals Commission based on their judgment that we did not meet the required investment commitments. However, during the fiscal year ended March 31, 2015, we received notice from the BOI certifying the tax holiday for all previously claimed years, including the initial year under challenge. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, and financial results and materially reduce our profitability.

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

Our facilities are at risk of damage by earthquakes, tsunamis, flooding and other natural disasters.

        In December 2004, Sri Lanka and India were struck by multiple tsunamis that devastated certain areas of both countries. Our Indian and Sri Lankan facilities are also located in regions that are susceptible to tsunamis. Flooding and other natural disasters may increase the risk of disruption of information systems and telephone service for sustained periods. For instance, in December, 2015 Chennai, India suffered one of the worst flooding and rains in the history of Chennai which shut down our facilities, had a negative impact on our operations and client engagements and triggered our business continuity plans where we tried to mitigate the impact to our clients, employees and our business. Damage or destruction that interrupts our ability to deliver our services could damage our relationships with our clients and may cause us to incur substantial additional expense to repair or replace damaged equipment or facilities. Our insurance coverage may not be sufficient to cover all such expenses. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may cause our clients to terminate their contracts with us and may result in project delays, project cancellations and loss of substantial revenue to us. Prolonged disruptions may also harm our team members or cause them to relocate, which could have a material adverse effect on our business.

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

        We both own and lease facilities to support our operations, At March 31, 2016, including Polaris, we leased 775,524 square feet and owned 922,150 square feet in four countries to deliver services globally to our clients, as set forth in the table below:

Country	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage	Lease period
India	18	482,844	922,150	1,404,994	1 - 8 years
United states	6	84,078	—	84,078	1 - 8 years
Sri Lanka	7	201,455	—	201,455	1 - 2 years
Singapore	2	7,147	—	7,147	2 years

Total	33	775,524	922,150	1,697,674

        In March 2008, we entered into a 99-year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we have built a campus of approximately 325,000 square feet, and in relation with the Polaris acquisition we own 597,150 square feet in India which is also listed in the above table under "Square Footage Owned".

        We have sales and business development offices located in New York, Chicago the United Kingdom, Germany, Austria, Japan United Arab Emirates, Switzerland, Hong Kong, the Netherlands, Australia and New Zealand. We also have sales and delivery offices in Sweden, New Jersey, Indianapolis, Tampa, Canada, Hungary Malaysia and Windsor, Connecticut. These leases vary in duration and have expiration dates ranging from one year to eight years.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock during our fiscal years ended March 31, 2016 and March 31, 2015, respectively, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal 2015:
First quarter	$36.36	$31.21
Second quarter	$37.07	$31.09
Third quarter	$42.50	$33.73
Fourth quarter	$42.50	$36.56
Fiscal 2016:
First quarter	$51.98	$39.50
Second quarter	$54.27	$45.52
Third quarter	$59.40	$40.69
Fourth quarter	$46.32	$31.57

        As of May 24, 2016, there were approximately 29,924,895 shares of our common stock outstanding held by approximately 143 stockholders of record and the last reported sale price of our common stock on the Nasdaq Global Select Market on May 24, 2016 was $33.69 per share.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        None.

Issuer Purchases of Equity Securities

        Under the terms of our 2007 Stock Option and Incentive Plan ("2007 Plan") and 2015 Stock Option and Incentive Plan ("2015 Plan"), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended March 31, 2016, we withheld an aggregate of 40,555 shares of restricted stock at a price of $35.94 per share.

Item 6.    Selected Financial Data.

        The selected historical financial data set forth below at March 31, 2016 and 2015 and for the fiscal years ended March 31, 2016, 2015 and 2014 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2014, 2013 and 2012 and for the fiscal years ended March 31, 2013 and 2012 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share amounts)
Revenue	$600,302	$478,986	$396,933	$333,175	$277,771
Costs of revenue	389,310	304,422	250,533	215,866	177,434

Gross profit	210,992	174,564	146,400	117,309	100,337
Operating expenses	165,672	121,996	103,988	84,450	76,438

Income from operations	45,320	52,568	42,412	32,859	23,899
Other income	12,349	4,832	3,512	3,000	2,547

Income before income tax expense	57,669	57,400	45,924	35,859	26,446
Income tax expense	12,649	14,954	11,549	7,461	6,411

Net income	45,020	$42,446	$34,375	$28,398	$20,035
Less: Net income attributable to the noncontrolling interest	218	—	—	—	—

Net income attributable to Virtusa common stockholders	$44,802	$42,446	$34,375	$28,398	$20,035

Basic earnings per share	$1.53	$1.48	$1.32	$1.14	$0.81

Diluted earnings per share	$1.49	$1.44	$1.27	$1.11	$0.79

Weighted average number of common shares outstanding
Basic	29,233,861	28,753,102	26,116,516	24,937,162	24,643,063
Diluted	30,004,982	29,555,624	26,973,001	25,638,839	25,383,650

Consolidated balance sheets data

	At March 31,
	2016	2015	2014	2013	2012
	(In thousands)
Cash and cash equivalents	$148,986	$124,802	$82,761	$57,199	$58,105
Working capital	$387,515	$286,034	$193,319	$145,650	$119,013
Total assets	$980,012	$489,737	$449,425	$303,919	$274,794
Long-term debt, less current portion	$185,633	—	—	—	—
Noncontrolling interests	$152,942	—	—	—	—
Virtusa stockholders' equity	$475,013	$423,775	$374,070	$252,207	$218,174

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

Business overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services provider. Using an enhanced global delivery model, we provide end-to-end information technology ("IT") services to Global 2000 companies. These services include IT and business consulting, digital enablement services, user experience ("UX") design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients' businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients' core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. We have built targeted solutions that enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions.

        Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States.

        On March 3, 2016, pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited ("Virtusa India"), a subsidiary of the Company, Polaris Consulting & Services Limited ("Polaris") and the promoter sellers named therein, as amended on February 25, 2016 (the "SPA"), the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168.3 million in cash (the "Polaris SPA Transaction"). The primary strategic purpose and goal of Virtusa's acquisition of Polaris was, and is, as follows:

  •
  The combination of Virtusa and Polaris creates a unique, fully integrated provider of comprehensive solutions and services across the banking and financial services industry,

  •
  The combination meaningfully expands our addressable market, and

  •
  The transaction enhances our ability to pursue larger consulting and outsourcing contracts.

        In addition, on April 6, 2016, as part of the Polaris acquisition, Virtusa India completed an unconditional mandatory open offer (the "Mandatory Tender Offer") with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders. The Mandatory Tender Offer was conducted in accordance with requirements of the Securities and Exchange

Board of India ("SEBI") and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for approximately $3.25 per share for an aggregate purchase price of approximately $88.8 million (Indian rupees 5,914 million). Upon the closing of the Mandatory Tender Offer, Virtusa India's ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. Under applicable Indian rules on takeovers, Virtusa India is required to sell within one year of the settlement of the Mandatory Tender Offer its shareholdings in Polaris in excess of 75% of the basic outstanding share capital of Polaris.

        In connection with, and as part of the Polaris acquisition, on November 5, 2015, the Company entered into an amendment with Citigroup Technology, Inc. ("Citi") and Polaris, which became effective upon the closing of the Polaris SPA Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy ("GTRS") for the provision of IT services to Citi on an enterprise wide basis ("GTRS Preferred Vendor"), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi, (iii) the parties amended Polaris' master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the "Citi/Virtusa MSA"), and (iv) Virtusa agreed to terminate Virtusa's existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement.

        At March 31, 2016, we had 18,226 employees, or team members, an increase from 9,247 at March 31, 2015. For the fiscal year ended March 31, 2016, we had revenue of $600.3 million and income from operations of $45.3 million. In our fiscal year ended March 31, 2016, our revenue increased by $121.3 million, or 25.3%, to $600.3 million, as compared to $479.0 million in our fiscal year ended March 31, 2015. Our net income increased from $42.4 million in our fiscal year ended March 31, 2015 to $44.8 million in our fiscal year ended March 31, 2016.

        The key drivers of the increase in revenue in our fiscal year ended March 31, 2016, as compared to our fiscal year ended March 31, 2015, were as follows:

  •
  Broad based revenue growth, particularly from our non-top ten clients

  •
  Broad based revenue growth across our industry groups lead by our financial services and communication and technology ("C&T") groups

  •
  Revenue generated from clients acquired by us in the acquisitions of Apparatus Inc. ("Apparatus") on April 1, 2015, the Agora Group Inc. ("Agora") on July 28, 2015 and Polaris on March 3, 2016

        The key drivers of our increase in net income in our fiscal year ended March 31, 2016, as compared to our fiscal year ended March 31, 2015, were as follows:

  •
  Broad based revenue growth from existing clients, as well as revenue from the Apparatus, Agora and Polaris acquisitions

  •
  Increase in gross profit, which also reflects lower delivery costs due to the depreciation of the Indian rupee, partially offset by higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth, and acquisition-related expenses, including amortization and Polaris transaction costs

  •
  Foreign currency transaction gains related to the revaluation of the $200 million Indian rupee denominated intercompany note as part of the Polaris transaction financing

        High repeat business and client concentration are common in our industry. During the fiscal year ended March 31, 2016, 85% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

        For the fiscal years ended March 31, 2016, 2015 and 2014, we generated 54%, 55%, and 56%, respectively, of revenue from application outsourcing and 46%, 45% and 44%, respectively, of revenue from consulting services. We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 39%, 37%, and 28% of total revenue for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The revenue earned from fixed-price contracts reflects our clients' preferences.

        At March 31, 2016, we had cash and cash equivalents, short-term and long-term investments of $231.7 million as compared to $235.9 million at March 31, 2015. The decrease related primarily to funding of acquisitions, partially offset by our growth in income from operations, as well as an increase in cash and investments acquired from Polaris.

        From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. For instance, for the fiscal year ended March 31, 2016 we completed the acquisition of (i) Apparatus, which expands our infrastructure management service offerings, (ii) Agora, which expands our business process management service offerings and (iii) Polaris, which expands our banking and financial services offerings and domain expertise as described above. We expect that for our long-term growth, from time to time, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.

        For the fiscal year ending March 31, 2017, we expect the following factors, among others, to affect our business and our operating results:

  •
  Demand from our clients particularly for transformational solutions and outsourcing services

  •
  Ability to integrate Polaris and realize intended benefits, including revenue and other synergies

  •
  Foreign currency volatility

  •
  Impact of an increased effective income tax rate as a result of our geographical mix of profits

        For the fiscal year ending March 31, 2017, we plan to:

  •
  Pursue synergistic revenue opportunities as a result of the Polaris acquisition which expands our addressable market and broadens our end-to-end capabilities in BFS

  •
  Invest in domain-led transformational solutions within core verticals like banking, healthcare, insurance and telecommunications

  •
  Continue our focus on client acquisition and expansion of revenue gained from existing clients, particularly our non-top ten clients

  •
  Leverage our expertise in customer experience management, business process management, user interface ("UI")/user experience ("UX") and SAP

  •
  Deepen our domain expertise in our service offerings related to enterprise mobile applications, social media, gamification, big data analytics, robotics process automation, and cloud computing

  •
  Broaden our business and IT consulting and solutions capabilities related to our service offerings

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

  •
  Pursue opportunistic acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise, and/or service offerings

        As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2016, we finished the fiscal year with a total headcount of 18,226 as compared with a total headcount of 9,247 for the fiscal year ended March 31, 2015, primarily due to the Polaris acquisition. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2016, our voluntary attrition rate was 13.3%, while our involuntary attrition rate was 3.4%. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

        We maintain an eight quarter hedging program, which we believe has been effective since inception at reducing the impact of fluctuations in local currencies on our operating results, although there is no assurance that this hedging program will continue to be effective. These hedges may also cause us to forego benefits of a positive currency fluctuation, especially given the volatility of these currencies. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

        We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. As of March 31, 2016, our DSO was 78 days compared to 74 days as of March 31, 2015.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have remained relatively stable subject to foreign currency exchange fluctuation for our fiscal year ended March 31, 2016 as compared to our fiscal year ended March 31, 2015. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in our fiscal year ended March 31, 2016 as compared to our fiscal year ended March 31, 2015, primarily driven by competition.

  •
  Utilization rate indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period divided by the total number of available hours of our

    IT professionals in a given period, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's target for the utilization rate is in the low 80% range. Our utilization rates were 82%, 81% and 83% for the fiscal years ended March 31, 2016, 2015 and 2014 respectively. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the targeted range may also indicate that there are insufficient IT professionals to staff existing or future engagements, which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. Our attrition rate for the fiscal year ended March 31, 2016 was 16.7%, of which voluntary attrition rate was 13.3%, while our involuntary attrition rate was 3.4%. Our attrition rate for the fiscal year ended March 31, 2015 was 18.4%, of which voluntary attrition rate was 14.7%, while our involuntary attrition rate was 3.7%.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 21.9% and 26.1% for the fiscal years ended March 31, 2016 and 2015, respectively. Our effective tax rate decreased primarily due to certain currency gains subject to a lower tax rate, geographical mix of profits and increased holiday benefits, partially offset by non-deductible transaction costs related to the Polaris transaction, as well as the non-deductible stock-based compensation during the fiscal year ended March 31, 2016. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

  •
  Onsite-to-offshore mix is the measurement of hours billed by resources located offshore to hours billed by our team members onsite over a defined period. We strive to manage both fixed-price contracts and time-and-materials engagements to a targeted 25% to 75% onsite- to-offshore service delivery team mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

Sources of revenue

        We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2016, collectively, our five largest and ten largest clients accounted for 32% and 47% of our revenue, respectively. Our two largest clients accounted for 10% and 9% respectively, of our revenue for the fiscal year ended March 31, 2016. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2016, 70% of our revenue was generated in North America, 22% in Europe and 8% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2016, the percentage of revenue from time-and-materials and fixed-price contracts was 61% and 39%, respectively.

        Revenue from services provided on a time-and-materials basis is derived from the number of billable hours in a period multiplied by the contractual rates at which we bill our clients. Revenue from services provided on a fixed-price basis is recognized as efforts are expended either on a percentage-of-completion method or on a straight-line method. Revenue also includes reimbursements of travel and out-of-pocket expenses with equivalent amounts of expense recorded in costs of revenue. Most of our client contracts, including those that are on a fixed-price basis, can be terminated by our clients with or without cause on 30 to 90 days prior written notice. All fees for services provided by us through the date of cancellation are generally due and payable under the contract terms.

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

        The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 23% and 20% of total hours billed in each of the fiscal years ended March 31, 2016 and 2015, respectively, while the revenue from resources located onsite and offshore accounted for 56% and 44% respectively in the fiscal year ended March 31, 2016, and 54% and 46% respectively during the fiscal year ended March 31, 2015. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States, the United Kingdom and Europe as compared to work performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

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

Operating expenses

        Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling, share-based compensation and non-reimbursable costs, as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2016, 2015, and 2014, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

        Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in time deposits, money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies, except for Hungary which operates in the euro and certain Netherlands entities which operate in the U.S. dollar. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee, Swedish Krona ("SEK"), euro, U.K. pound sterling and the Singapore dollar, against the U.S. dollar on intercompany transactions. This includes fluctuations on an Indian rupee denominated intercompany note in a U.S. dollar functional currency entity in the Netherlands that was put in place as part of the structuring of the Polaris acquisition. At March 31, 2016, the approximate value of the intercompany note was $205,026 (Indian rupee 13,600,000). We place our cash in liquid investments at highly-rated financial institutions based on our investment policy approved by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

        Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia and Sweden. In the fiscal year ended March 31, 2016, our effective tax rate was impacted by the mix of income by jurisdiction and availability and term of certain tax holidays during the fiscal year ended March 31, 2016. Historically, we have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we generate the substantial portion of our revenue. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2016 and 2015 by $7.5 million and $5.0 million, respectively. However, our tax expense decreased by $2.3 million in the fiscal year ended March 31, 2016 compared to our tax expense for our fiscal year ended March 31, 2015 due to certain currency gains subject to a lower tax rate, the geographical mix of profits and increased holiday benefits, partially offset by non-deductible transaction costs as well as the non-deductible stock-based compensation during the fiscal year ended March 31, 2016. Increases in our effective tax rate, or a high effective tax rate, has a negative effect on our earnings in future periods.

        Our effective tax rate was 21.9% and 26.1% for each of the fiscal years ended March 31, 2016 and 2015 respectively. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India, Sri Lanka and Malaysia. We expect our effective tax rate to increase as a result of a higher tax rate in India and geographical mix of our profits.

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

Revenue recognition

        We derive our revenue from a variety of IT consulting, technology implementation and application outsourcing services. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement which require management to make judgments and estimates in determining the overall cost to the customer. Fees for these contracts may be in the form of time and materials or fixed price arrangements.

        Revenue is recognized as work is performed and amounts are earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Volume discounts are recorded as a reduction of revenue over the contractual period as services are performed.

        Revenue on time and material contracts is recognized as the services are performed and amounts are earned.

        Revenue from fixed price contracts related to complex design, development and customization is accounted for under the percentage of completion method. Under the percentage of completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, we accrue for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement related costs. Our analysis of these contracts also contemplates whether contracts should be combined or segmented. We combine closely related contracts when all the applicable criteria under U.S. GAAP are met. Similarly, we may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under U.S. GAAP are met. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

        Revenue from fixed-price contracts related to consulting or other IT services is accounted for using a proportional performance method. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The cumulative impact of any change in estimates of the contract revenue is reflected in the period in which the changes become known.

        Revenue from fixed-price applications management, maintenance or support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

        We may enter into arrangements that consist of multiple elements and in these types of arrangements the transaction price is allocated to the individual units of accounting at the inception of the arrangement based on the relative selling price. The company uses a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective, evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP).

        We may enter into hosting arrangements where revenue is recognized as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In these type of arrangements the company considers the rights provided to the customer in determining whether the arrangement includes the sale of a software license.

        Differences between the timing of billings and the recognition of revenue based on various methods of accounting are recorded as unbilled revenue or deferred revenue.

Valuation and impairment of investments and/or marketable securities

        We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than- temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2016 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses and we expect to recover the entire amortization cost basis of the security. At March 31, 2016, we believe that all impairments of investment securities are temporary in nature.

Derivative instruments and hedging activities

        We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax, until the hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company measures the effectiveness of these hedges at the time of inception, as well as on an ongoing basis. If any portion of the hedges is deemed ineffective, the respective portion is recorded in the consolidated statement of income in other income (expense). For derivative contracts that are not designated as cash flow hedges, at maturity changes in the fair value, if any, are recognized in the same line item as the underlying exposure being hedged in the statements of income. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

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

        For our goodwill impairment analysis, we operate under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. If the market capitalization is not sufficiently in excess of our book value, we will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. We completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2016 and determined that there was no impairment. We continue to closely monitor our market capitalization. If our market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other- than-temporary, it is possible that we may be required to record an impairment of goodwill either as a result of the annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

        We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. We have located new development centers in areas designated as Special Economic Zones ("SEZ") to secure tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. During the fiscal year ended March 31, 2013, we elected the tax holiday for our SEZ Co-developer located in Hyderabad, India for a period of 10 years. Our India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.61%. Our Sri Lanka subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment ("BOI") which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Although we believe we have met the job creation requirements, if the BOI concludes otherwise, this would jeopardize the maximum benefits from this holiday arrangement. Primarily as a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce our net income.

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

Results of operations

Fiscal year ended March 31, 2016 compared to fiscal year ended March 31, 2015

        The following table presents an overview of our results of operations for the fiscal years ended March 31, 2016 and 2015:

	Fiscal Year Ended March 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Revenue	$600,302	$478,986	$121,316	25.3%
Costs of revenue	389,310	304,422	84,888	27.9%

Gross profit	210,992	174,564	36,428	20.9%
Operating expenses	165,672	121,996	43,676	35.8%

Income from operations	45,320	52,568	(7,248)	(13.8)%
Other income	12,349	4,832	7,517	155.6%

Income before income tax expense	57,669	57,400	$269	0.5%
Income tax expense	12,649	14,954	(2,305)	(15.4)%

Net income	45,020	42,446	2,574	6.1%
Net income attributable to noncontrolling interests	218	—	218	—

Net income attributable to Virtusa stockholders	$44,802	$42,446	$2,356	5.6%

Revenue

        Revenue increased by 25.3%, or $121.3 million, from $479.0 million during the fiscal year ended March 31, 2015 to $600.3 million in the fiscal year ended March 31, 2016, due primarily to broad based growth, particularly our non-top ten clients, and revenue from the Apparatus, Agora and Polaris acquisitions of $55.2 million. Revenue from clients existing as of March 31, 2015, increased by $47.7 million, and revenue from new clients was $73.6 million during the fiscal year ended March 31, 2016, as compared to the fiscal year ended March 31, 2015. Revenue from North American clients increased by $101.9 million, or 31.9%, as compared to the fiscal year ended March 31, 2015. Revenue from European clients in the fiscal year ended March 31, 2016 increased by $4.7 million, or 3.6%, as compared to the fiscal year ended March 31, 2015. Revenue growth was led by C&T and M&I and other industry groups, which increased by 29% and 67% respectively, in the fiscal year ended March 31, 2016 as compared to the fiscal year ended March 31, 2015. Our number of clients increased from 114 at March 31, 2015 to 174 at March 31, 2016, primarily from the Apparatus, Agora and Polaris acquisitions.

Costs of revenue

        Costs of revenue increased from $304.4 million in the fiscal year ended March 31, 2015 to $389.3 million in the fiscal year ended March 31, 2016, an increase of $84.9 million, or 27.9%, which includes a foreign currency benefit of $6.5 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $68.0 million. The increased costs of revenue are also due to increase in subcontractor costs of $8.5 million, and an increase of $3.9 million in travel expenses. At March 31, 2016, we had 16,321 IT professionals as compared to 8,229 at March 31, 2015, primarily due to the Polaris acquisition.

Gross profit

        Our gross profit increased by $36.4 million or 20.9%, to $211.0 million for the fiscal year ended March 31, 2016 as compared to $174.6 million in the fiscal year ended March 31, 2015 primarily due to our growth in revenue, partially offset by increased cost of revenue related to the growth in the number of IT professionals and use of subcontractors. As a percentage of revenue, our gross margin was 35.1% and 36.4% in the fiscal years ended March 31, 2016 and 2015, respectively. The decrease in gross margin was primarily a result of lower gross margins on our larger transformational programs that begin with higher onsite effort as well as an increase in onsite work as a result of the Apparatus and Agora acquisitions.

Operating expenses

        Operating expenses increased from $122.0 million in the fiscal year ended March 31, 2015 to $165.7 million in the fiscal year ended March 31, 2016, an increase of $43.7 million, which includes a foreign currency benefit of $3.5 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $22.2 million in compensation related expenses, an increase of $13.4 million in acquisition-related expenses, $4.9 million in facilities expenses and an increase of $2.2 million in travel expenses. As a percentage of revenue, our operating expenses increased to 27.6% in the fiscal year ended March 31, 2016 from 25.5% in the fiscal year ended March 31, 2015.

Income from operations

        Income from operations decreased from $52.6 million in the fiscal year ended March 31, 2015 to $45.3 million in the fiscal year ended March 31, 2016, a decrease of $7.2 million or 13.8%. This decrease in income from operations was primarily driven by Apparatus, Agora and Polaris acquisition-related expenses, increase in onsite work and negative impact of foreign currency on non-U.S. denominated revenues, when converted in to U.S. dollars. As a percentage of revenue, income from operations decreased from 11.0% in the fiscal year ended March 31, 2015 to 7.5% in the fiscal year ended March 31, 2016. The decrease in income from operatiions was primarily a result of lower gross margins on our larger transformational programs that begin with higher onsite effort as well as an increase in onsite work as a result of the Apparatus and Agora acquisitions.

Other income

        Other income increased from $4.8 million in the fiscal year ended March 31, 2015 to $12.3 million in the fiscal year ended March 31, 2016. The increase is primarily attributed to an increase in foreign currency transaction gains of $7.4 million, which includes $6.6 million in foreign currency transaction gains related to the revaluation of the $200 million Indian rupee denominated intercompany note as part of the Polaris transaction financing.

Income tax expense

        We had income tax expense of $12.6 million and $15.0 million for the fiscal years ended March 31, 2016 and 2015, respectively. Our effective tax rate was 21.9% and 26.1% for the fiscal years ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate primarily due to certain currency gains subject to a lower tax rate, the geographical mix of profits and increased holiday benefits, partially offset by non-deductible transaction costs as well as the non-deductible stock-based compensation during the fiscal year ended March 31, 2016.

Noncontrolling interests

        In connection with the Polaris acquisition, for the fiscal year ended March 31, 2016, we recorded a noncontrolling interest of $0.2 million, representing a 47.6% share of profits of Polaris held by parties other than Virtusa.

Net income attributable to Virtusa stockholders

        Net income for the fiscal year ended March 31, 2016 was $44.8 million, an increase of 5.6% or $2.4 million compared to net income of $42.4 million for the fiscal year ended March 31, 2015 due in part to higher revenue partially offset by higher cost of revenue and increased operating expenses.

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

        The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the years ended March 31:

	Fiscal Year Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
GAAP income from operations	$45,320	$52,568
Add: Stock-based compensation expense	16,179	11,098
Add: Acquisition-related charges(1)	18,049	4,674

Non-GAAP income from operations	$79,548	$68,340

GAAP operating margin	7.6%	11.0%
Effect of above adjustments to income from operations	5.7%	3.3%

Non-GAAP operating margin	13.3%	14.3%

GAAP net income	$44,802	$42,446
Add: Stock-based compensation expense	16,179	11,098
Add: Acquisition-related charges(1)	18,049	4,674
Add: Foreign currency transaction (gains) losses(2)	(7,050)	357
Tax adjustments(3)	(10,090)	(4,202)

Non-GAAP net income	$61,890	$54,373

GAAP diluted earnings per share	$1.49	$1.44
Effect of stock-based compensation expense	0.38	0.28
Effect of acquisition-related charges(1)	0.42	0.12
Effect of foreign currency transaction (gains) losses(2)	(0.23)	0.00

Non-GAAP diluted earnings per share	$2.06	$1.84

(1)
Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs.

(2)
Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)
Tax adjustments reflect the tax effect of the non-GAAP adjustments using the effective tax rate for the respective periods.

Liquidity and capital resources

        We have financed our operations primarily from sales of shares of common stock, cash from operations and debt financing.

        On March 3, 2016, Virtusa Consulting Services Private Limited ("Virtusa India"), a subsidiary of Virtusa Corporation ("Virtusa" or the "Company"), purchased 53,133,127 shares, or approximately 51.7%, of the fully-diluted capitalization of Polaris Consulting & Services Limited ("Polaris") from certain Polaris shareholders for approximately $168.3 million in cash (the "Polaris SPA Transaction") pursuant to a definitive share purchase agreement ("SPA") by and among Virtusa India, the Polaris founding shareholders, promoters, and certain other Polaris minority stockholders, which was entered into on

November 5, 2015. On April 6, 2016, Virtusa India completed its purchase of an additional 26% of the fully diluted outstanding shares of Polaris from public shareholders for approximately $88.8 million in cash under a mandatory tender open offer as required under applicable India takeover rules. Pursuant to the mandatory offer, during the fiscal year ended March 31, 2016, the Company transferred $89.2 million into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

        To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company's existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the "Credit Facility"). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). We are required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017 we are required to make principle payments of $2.5 million per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021.

        The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on June 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the "Reference Period"). In addition, for a period, expected to be at least one year from the completion of the Company's closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30.0 million in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20.0 million in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company's current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on June 30, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, "Total Leverage Ratio" means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. "Funded Debt" refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and "Adjusted EBITDA" is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

        The Credit Facility is secured by substantially all of the Company's assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral. All obligations under the Credit Agreement are unconditionally guaranteed by substantially all of the Company's material direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

        As of March 31, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2016 and through the date of this filing.

        On July 28, 2015, we acquired the business of Agora Group, Inc., an IT consulting organization headquartered in Atlanta, Georgia, USA and its Indian affiliate (collectively, "Agora"), focused on implementing and integrating business process management (BPM) solutions on leading BPM suites. Agora employs approximately 60 experienced practitioners with deep knowledge in BPM-related solutions.

        Under the terms of the asset purchase agreement by and among Virtusa, Agora Group, Inc. and the sole stockholder of the Agora Group, Inc., we acquired Agora's business for approximately $7.4 million in cash (net of working capital adjustments). We have also agreed to issue an aggregate of up to $2.9 million in restricted stock awards from our stock option and incentive plan, not to exceed 77,067 shares, to certain Agora employees. The restricted stock awards will vest annually over a four year period.

        From the purchase price, we deposited approximately $0.9 million into escrow for a period of 12 months as security for the Agora Group's and the sole stockholder's indemnification obligations under the asset purchase agreement. The Company, the Agora Group and sole stockholder made customary representations, warranties and covenants in the asset purchase agreement. The asset purchase agreement also contains non-solicitation and non-competition provisions pursuant to which the Agora Group and the sole stockholder agreed not to solicit any employee or affiliate or client of the Company and to not engage in any competitive business or activities, in each case, for a period of three years after the date of closing of the transaction.

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

        Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34.2 million in cash, subject to post closing working capital adjustments. The purchase price was also subject to adjustment after the closing by up to an additional $1.7 million in earn out consideration to the Sellers in the event of Apparatus' achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Sellers earned $0.8 million of the earn-out based on achievement against these performance targets. We deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers' indemnification obligations under the Stock Purchase Agreement. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement. The fair value of the contingent consideration at March 31, 2016 is $0.8 million.

        In connection with the Acquisition, we offered employment to all of Apparatus' employees. We have agreed to offer up to $1.5 million in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus' achievement of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees earned $0.8 million based on achievement against these performance targets, which is accrued. The variable cash compensation payable at March 31, 2016 is $0.8 million

        Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2016, we sold $24.2 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2016. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

        At March 31, 2016, we had approximately $231.7 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $146.5 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to substantial taxes and the change in such intent could have a material adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. We estimate that it could cost us as much as $46.1 million to repatriate cash back to the United States. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments.

        We expect capital expenditures made in the normal course of business during the fiscal year ended March 31, 2017, without regarding to any past or future acquisitions, to be consistent with our historical capital expenditures.

Cash flows

        The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$45,891	$48,917	$48,919
Net cash used for investing activities	(217,936)	(10,077)	(113,044)
Net cash provided by financing activities	197,366	5,225	91,740
Effect of exchange rates on cash	(1,137)	(2,024)	(2,053)

Net increase in cash and cash equivalents	24,184	42,041	25,562
Cash and cash equivalents, beginning of fiscal year	124,802	82,761	57,199

Cash and cash equivalents, end of fiscal year	$148,986	$124,802	$82,761

Net cash provided by operating activities

        Net cash provided by operating activities decreased by $3.0 million from $48.9 million during the fiscal year ended March 31, 2015 to $45.9 million during the fiscal year ended March 31, 2016. During the fiscal year ended March 31, 2016, the decrease in cash provided by operating activities compared to the fiscal year ended March 31, 2015, primarily resulted from an increase in working capital, partially offset by an increase in net income.

        Net cash provided by operating activities was $48.9 million during the fiscal years ended March 31, 2015 and 2014, reflecting an increase in net income of $8.1 million, substantially offset by a decrease of $8.0 million in working capital.

Net cash used for investing activities

        Net cash used for investing activities was $217.9 million during the fiscal year ended March 31, 2016 as compared to $10.1 million during the fiscal year ended March 31, 2015, primarily reflecting the use of cash to acquire Polaris, Apparatus and Agora during the fiscal year ended March 31, 2016 and an increase in restricted cash related to the Polaris mandatory tender offering, partially offset by proceeds from investments.

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

Net cash provided by financing activities

        Net cash provided by financing activities was $197.4 million during the fiscal year ended March 31, 2016, as compared to $5.2 million during the fiscal year ended March 31, 2015. The increase in cash provided by financing activities is primarily due to net proceeds primarily from the draw-down of $200 million from the Credit Facility to fund the Polaris acquisition and proceeds from exercise of stock options, partially offset by payment of debt issuance costs.

        Net cash provided by financing activities was $5.2 million during the fiscal year ended March 31, 2015, as compared to $91.7 million during the fiscal year ended March 31, 2014. The decrease in cash provided by financing activities is primarily due to proceeds from issuance of common stock of $86.2 million during the fiscal year ended March 31, 2014.

Contractual obligations

        The following table sets forth our future contractual obligations and commercial commitments at March 31, 2016.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5+ Years
	(In thousands)
Long-term debt obligation(1)	$200,000	$10,000	$25,000	$165,000	—
Interest on long-term debt(2)	31,573	7,904	13,343	10,326	—
Operating lease obligations(3)	27,717	10,239	10,585	3,983	2,910
Capital lease obligations(4)	304	153	145	6	—
Contingent Consideration(5)	839	839	—	—	—
Defined benefit plans(6)	11,006	984	2,067	2,120	5,835
Capital and other purchase commitments(7)	3,587	3,587	—	—	—

Total	$275,026	$33,706	$51,140	$181,435	$8,745

(1)
Our obligations towards repayments of our long-term debt

(2)
Interest on the term loan of 3.7% was calculated using interest rates effective as of March 31, 2016

(3)
Our obligations under our operating leases consist of future payments related to our real estate leases.

(4)
Capital lease relates to purchase of vehicles.

(5)
Relates to the Apparatus acquisition

(6)
We accrue and contribute to benefit funds covering our employees in India and Sri Lanka. The amounts in the table represent the expected benefits to be paid out over the next ten years. We are not able to quantify expected benefit payments beyond ten years with any certainty. We make periodic contributions to the plans such that the unfunded amounts are immaterial.

(7)
Relates to build-out of various facilities in India, and other purchase commitments, net of advances.

        As of March 31, 2016, we had $6.7 million of unrecognized tax benefits. This represents the tax benefits associated with tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

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

Recent accounting pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The Company adopted this guidance in the current fiscal year. The Company adopted this guidance in the current fiscal year and recorded debt issuance cost as a direct deduction from the carrying value of that debt.

        In September 2015, the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this guidance in the current fiscal year. The adoption of this guidance did not have a material impact on the consolidated financial statements.

        In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted this ASU in the three month period ending March 31, 2016, which resulted in all deferred taxes being reported as non-current in its consolidated balance sheet. The Company has elected not to retrospectively restate its deferred tax assets and liabilities in prior periods.

        In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements and related disclosures.

        In February 2016, the FASB issued as update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

        In March 2016, the FASB issued an update (ASU 2016-05) to the standard on derivatives and hedging on the effect of derivative contract notations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require designation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, the entities can choose to apply on either a prospective basis or a modified retrospective basis. Early adoption of this update is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

        In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation- Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company is currently evaluating the effect the update will have on its consolidated financial statements and related disclosures.

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

        We have two 24 month rolling programs comprised of a series foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. As of March 31, 2016, the notional value of these contracts was $273.9 million. The outstanding contracts as of March 31, 2016 are scheduled to mature each month through December 29, 2017. At March 31, 2016, the net unrealized gain on our outstanding cash flow hedge contracts was $7.2 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2016, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $17.6 million.

Interest rate risk

        In connection with the Polaris acquisition, on February 25, 2016, we drew down the full $200.0 million of the term loan under the Credit Facility. Interest under this facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company's ratio of debt to EBITDA. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants—see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". The term of the Credit Agreement ends on February 24, 2021.

        We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Credit Facility, our cash and cash equivalents, short-term investments and long-term investments. As of March 31, 2016, we had $231.7 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper and corporate debts. Our investments in debt securities are classified as "available-for-sale" and are recorded at fair value. Our "available-for-sale" investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2016 would impact the net fair value of such interest sensitive financial instruments by $0.4 million.

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

Item 8.    Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation:

        We have audited the accompanying consolidated balance sheets of Virtusa Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virtusa Corporation's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 27, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

May 27, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation:

        We have audited Virtusa Corporation's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virtusa Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Virtusa Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The Company acquired a controlling interest in Polaris Consulting & Services, Limited on March 3, 2016, and management excluded from its assessment of the effectiveness of Virtusa Corporation's internal control over financial reporting as of March 31, 2016, Polaris Consulting & Services, Limited's internal control over financial reporting associated with 40.6% of total assets (of which 16.2% represents goodwill and intangible assets excluded from the scope of management's assessment) and 3.2% of total revenues included in the consolidated financial statements of the Company as of and for the year ended March 31, 2016. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Polaris Consulting & Services, Limited.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virtusa Corporation and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2016, and our report dated May 27, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 27, 2016

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$148,986	$124,802
Short-term investments	53,917	90,414
Accounts receivable, net of allowance of $1,046 and $881 at March 31, 2016 and 2015, respectively	138,530	75,431
Unbilled accounts receivable	58,063	27,914
Prepaid expenses	12,094	7,428
Deferred income taxes	—	7,639
Restricted cash	93,921	45
Other current assets	23,268	13,565

Total current assets	528,779	347,238
Property and equipment, net	116,282	37,988
Investments accounted for using equity method	2,869	—
Long-term investments	28,817	20,732
Deferred income taxes	15,890	4,764
Goodwill	200,424	50,360
Intangible assets, net	66,846	21,909
Other long-term assets	20,105	6,746

Total assets	$980,012	$489,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,452	$8,693
Accrued employee compensation and benefits	53,897	26,915
Deferred revenue	5,971	1,337
Accrued expenses and other	42,763	22,425
Current portion of long-term debt	8,881	—
Income taxes payable	2,300	1,834

Total current liabilities	141,264	61,204
Deferred income taxes	16,121	1,996
Long-term debt, less current portion	185,633	—
Long-term liabilities	9,039	2,762

Total liabilities	352,057	65,962

Commitments and contingencies (See Note 17)
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2016 and 2015, respectively; Issued zero shares at March 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2016 and 2015, respectively; Issued 31,287,074 and 30,854,979 shares at March 31, 2016 and 2015, respectively; Outstanding 29,430,371 and 28,998,276 shares at March 31, 2016 and 2015, respectively	313	309
Treasury stock, 1,856,703 common shares, at cost, at March 31, 2016 and 2015, respectively	(9,652)	(9,652)
Additional paid-in capital	297,621	283,178
Retained earnings	228,870	184,068
Accumulated other comprehensive loss	(42,139)	(34,128)

Total Virtusa stockholders' equity	475,013	423,775
Noncontrolling interest in subsidiaries	152,942	—

Total Equity	627,955	423,775

Total liabilities, undesignated preferred stock and stockholders' equity	$980,012	$489,737

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2016	2015	2014
Revenue	$600,302	$478,986	$396,933
Costs of revenue	389,310	304,422	250,533

Gross profit	210,992	174,564	146,400

Operating expenses:
Selling, general and administrative expenses	165,672	121,996	103,988

Income from operations	45,320	52,568	42,412
Other income (expense):
Interest income	4,777	5,264	3,726
Foreign currency transaction gains (losses)	7,050	(357)	(396)
Other, net	522	(75)	182

Total other income	12,349	4,832	3,512

Income before income tax expense	57,669	57,400	45,924
Income tax expense	12,649	14,954	11,549

Net income	45,020	42,446	34,375
Less: net income attributable to noncontrolling interests, net of tax	218	—	—

Net income attributable to Virtusa common stockholders	$44,802	$42,446	$34,375

Basic earnings per share	$1.53	$1.48	$1.32

Diluted earnings per share.	$1.49	$1.44	$1.27

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2016	2015	2014
Net income	$45,020	$42,446	$34,375
Other comprehensive loss net of tax:
Foreign currency translation adjustments	(9,324)	(12,312)	(6,335)
Pension plan adjustment, net of tax effect of $15, $(12), $0	47	(354)	202
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $13, $21, $(28)	38	36	(51)
Unrealized gain (loss) on effective cash flow hedges, net of tax effect of $1,800, $2,017, $(785)	2,513	6,216	(2,816)

Other comprehensive loss	$(6,726)	$(6,414)	$(9,000)

Comprehensive income	38,294	36,032	25,375
Less: comprehensive income attributable to noncontrolling interest, net of tax	1,285	—	—

Comprehensive income attributable to Virtusa common stockholders	$37,009	$36,032	$25,375

Virtusa Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except per share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Virtusa Stockholders' Equity
					Additional Paid-in Capital	Retained Earnings			Non- controlling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2013	27,033,818	$270	(1,856,703)	$(9,652)	$173,056	$107,247	$(18,714)	$252,207	—	$252,207
Proceeds from the exercise of stock options and vesting of restricted stock	584,425	6	—	—	2,569	—	—	2,575	—	2,575
Proceeds from issuance of common stock	2,645,000	27			86,200	—	—	86,227	—	86,227
Restricted stock awards withheld for tax	—	—	—	—	(3,678)	—	—	(3,678)	—	(3,678)
Share based compensation	—	—	—	—	8,166	—	—	8,166	—	8,166
Excess tax benefits from stock option exercises	—	—	—	—	3,198	—	—	3,198	—	3,198
Other comprehensive loss	—	—	—	—	—	—	(9,000)	(9,000)	—	(9,000)
Net income	—	—	—	—	—	34,375	—	34,375	—	34,375

Balance at March 31, 2014	30,263,243	$303	(1,856,703)	$(9,652)	$269,511	$141,622	$(27,714)	$374,070	—	$374,070

Proceeds from the exercise of stock options and vesting of restricted stock	591,736	6	—	—	2,734	—	—	2,740	—	2,740
Restricted stock awards withheld for tax	—	—	—	—	(4,857)	—	—	(4,857)	—	(4,857)
Share based compensation	—	—	—	—	11,098	—	—	11,098	—	11,098
Excess tax benefits from stock option exercises	—	—	—	—	4,692	—	—	4,692	—	4,692
Other comprehensive loss	—	—	—	—	—	—	(6,414)	(6,414)	—	(6,414)
Net income	—	—	—	—	—	42,446	—	42,446	—	42,446

Balance at March 31, 2015	30,854,979	$309	(1,856,703)	$(9,652)	$283,178	$184,068	$(34,128)	$423,775	—	$423,775

Proceeds from the exercise of stock options and vesting of restricted stock	432,095	4	—	—	1,385	—	—	1,389	—	1,389
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,031	—	—	1,031	—	1,031
Restricted stock awards withheld for tax	—	—	—	—	(6,927)	—	—	(6,927)	—	(6,927)
Share based compensation	—	—	—	—	16,108	—	—	16,108	—	16,108
Subsidiary share based compensation	—	—	—	—	71	—	—	71	—	71
Excess tax benefits from stock option exercises	—	—	—	—	2,775	—	—	2,775	—	2,775
Other	—	—	—	—	—	—	—	—	248	248
Acquisition of Polaris, noncontrolling interest portion, inclusive of $3,517 of foreign currency translation	—	—	—	—	—	—	—	—	151,191	151,191
Other comprehensive loss	—	—	—	—	—	—	(8,011)	(8,011)	1,285	(6,726)
Net income	—	—	—	—	—	44,802	—	44,802	218	45,020

Balance at March 31, 2016	31,287,074	$313	(1,856,703)	$(9,652)	$297,621	$228,870	$(42,139)	$475,013	$152,942	$627,955

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash provided by operating activities:
Net income	$45,020	$42,446	$34,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,479	13,552	11,502
Share-based compensation expense	16,179	11,098	8,166
Reversal of contingent consideration	—	(1,833)	—
Provision for doubtful accounts, net	208	(134)	750
(Gain) or loss on disposal of property and equipment	(41)	127	53
Deferred income taxes, net	(5,398)	(2,969)	1,618
Foreign currency (gains) losses, net	(7,050)	357	396
Amortization of discounts and premiums on investments	496	1,242	—
Amortization of debt issuance cost	109	—	—
Excess tax benefits from stock option exercises	(2,775)	(4,692)	(3,198)
Net changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(17,123)	(17,128)	(3,429)
Prepaid expenses and other current assets	(7,832)	4,497	(4,905)
Other long-term assets	(126)	(603)	(1,598)
Accounts payable	(7,326)	(212)	(228)
Accrued employee compensation and benefits	1,807	(4,385)	4,452
Accrued expenses and other	8,734	4,774	(2,717)
Income taxes payable	4,303	1,553	3,886
Other long-term liabilities	227	1,227	(204)

Net cash provided by operating activities	45,891	48,917	48,919

Cash flows used for investing activities:
Proceeds from sale of property and equipment	90	160	80
Purchase of short-term investments	(43,586)	(14,075)	(23,313)
Proceeds from sale or maturity of short-term investments	115,397	38,696	10,802
Purchase of long-term investments	(29,618)	(33,720)	(70,151)
Proceeds from sale or maturity of long-term investments	9,200	13,612	800
Business acquisitions, net of cash acquired	(164,642)	(2,660)	(21,460)
(Increase) decrease in restricted cash	(91,286)	2,639	(2,320)
Purchase of property and equipment	(13,491)	(14,729)	(7,482)

Net cash used for investing activities	(217,936)	(10,077)	(113,044)

Cash flows provided by financing activities:
Proceeds from exercise of common stock options	1,385	2,740	2,575
Proceeds from exercise of subsidiary stock options	1,031	—	—
Proceeds from issuance of common stock	—	—	86,227
Proceeds from debt	200,000	—	—
Payment of debt issuance costs	(5,596)	—	(242)
Borrowings on revolving credit facility	20,000	—	20,000
Repayment of revolving credit facility	(20,000)	—	(20,000)
Payment of contingent consideration related to acquisitions	(2,097)	(2,087)	—
Principal payments on capital lease obligation	(132)	(120)	(18)
Excess tax benefits from stock option exercises	2,775	4,692	3,198

Net cash provided by financing activities	197,366	5,225	91,740

Effect of exchange rate changes on cash and cash equivalents	(1,137)	(2,024)	(2,053)

Net increase in cash and cash equivalents	24,184	42,041	25,562
Cash and cash equivalents, beginning of year	124,802	82,761	57,199

Cash and cash equivalents, end of year	$148,986	$124,802	$82,761

Supplemental disclosure of cash flow information:
Cash paid for interest	$33	$24	$13
Cash receipts from interest	$5,125	$5,177	$3,337
Cash paid for income tax	$17,137	$12,696	$10,063
Non cash investing activities
Assets acquired under capital lease	$125	$269	$142

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1) Nature of the Business

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global information technology services provider. Using an enhanced global delivery model, we provide end-to-end information technology ("IT") services to Global 2000 companies. These services include IT and business consulting, digital enablement services, user experience ("UX") design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients' businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients' core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. We have built targeted solutions that enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions.

        Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States.

(2) Summary of Significant Accounting Policies

(a)
Principles of Consolidation

        The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of Virtusa Corporation and all of its subsidiaries that are directly or indirectly more than 50% owned or controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting.

        The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited, Virtusa Technologies (India) Private Limited and Polaris Consulting & Services Limited, Optimus Global Services Limited, each organized and located in India, Virtusa (Private) Limited, organized and located in Sri Lanka, Virtusa UK Limited, Polaris Consulting & Services Limited, organized and located in the United Kingdom, Virtusa Securities Corporation, a Massachusetts securities corporation, Polaris Consulting & Services Limited, organized and operating in the United States, Virtusa International, B.V., Polaris Software Lab B.V., organized and located in the Netherlands, Virtusa Hungary Kft., Polaris Consulting & Serviced, Kft., incorporated and located in Hungary, Virtusa Germany GmbH, Polaris Software Lab GmbH, organized and located in Germany, Virtusa Switzerland GmbH, Polaris Consulting & Services SA, organized and located in Switzerland, Virtusa Singapore Private Limited, Polaris Consulting & Services Pte Limited, organized and located in Singapore, Virtusa Malaysia Private Limited Company, Polaris Consulting & Services, SND BHD, located in Malaysia, Virtusa Austria GmbH,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

organized and located in Austria, Virtusa Philippines Inc., organized and located in the Philippines, TradeTech Consulting Scandinavia AB located in Sweden and Virtusa Canada, Inc., a corporation organized under the laws of British Columbia, Canada. Polaris Consulting & Services Inc, organized under the laws of Ontario, Canada. Polaris Consulting & Services Ireland Limited, organized and located in Ireland, Polaris Consulting & Services Japan K.K., organized and located in Japan, Polaris Consulting & Services Pty Ltd., organized and operating in Australia and New Zealand, Polaris Consulting & Services FZ-LLC, organized and located in Dubai, Polaris Consulting & Services Limited, organized and located in Hong Kong, Polaris Software Lab (Shanghai) Limited, organized and located in China. All intercompany transactions and balances have been eliminated in consolidation.

(b)
Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re- evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets, contingent consideration and valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(c)
Foreign Currency Translation

        The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which the subsidiary operates except for Hungary, which operates in the euro and certain Netherlands entities, which operate in the U.S. dollar. Operating and capital expenditures of the Company's subsidiaries located in India, Sri Lanka, the Netherlands, Australia, Canada, Singapore, Malaysia, the Philippines, Germany, Austria, Sweden and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

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

(e)
Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with an initial maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2016, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $93,940 and $112 at March 31, 2016 and 2015, respectively. Restricted cash includes escrow deposits related to the mandatory offering for 26% of the outstanding shares of Polaris as required under India takeover rules, escrow deposits related to acquisitions and restricted deposits with banks to secure the import of computer and other equipment, bank guarantees associated with the purchase of property and equipment of the Company's facilities in India.

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

        The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

holder does not expect to recover the entire amortized cost basis of the security. Other-than- temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2016 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. At March 31, 2016, the Company believes that all impairments of investment securities are temporary in nature.

(g)
Goodwill and Other Intangible Assets

        The Company accounts for its business combinations under the acquisition method of accounting. The Company allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carrying amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. The two-step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

        For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the market capitalization is not sufficiently in excess of the Company's book value, the Company will calculate the control premium which considers appropriate industry, market and other pertinent factors. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2016 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident.

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

(h)
Fair Value of Financial Instruments

        At March 31, 2016 and 2015, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See note 8 for a discussion of the fair value of the Company's other financial instruments.

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

        At March 31, 2016, one client accounted for 12%, of gross accounts receivable. At March 31, 2015, two clients accounted for 13% and 10% respectively, of gross accounts receivable. Revenue from significant clients as a percentage of the Company's consolidated revenue was as follows:

	Year Ended March 31,
	2016	2015	2014
Customer A	10%	11%	13%
Customer B	9%	12%	13%
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

(l)
Internally-Developed Software

        The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to ten years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2016 and 2015, capitalized software development costs, which include software development work in progress, were approximately $8,020 and $7,302, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2016, 2015 and 2014, amortization of capitalized software development costs amounted to approximately $556, $706 and $733, respectively.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(n)
Revenue Recognition

        The Company derives its revenue from a variety of IT consulting, technology implementation and application outsourcing services. Contracts for these services have different terms and conditions based on the scope, deliverables, and complexity of the engagement which require management to make judgments and estimates in determining the overall cost to the customer. Fees for these contracts may be in the form of time and materials or fixed price arrangements.

        Revenue is recognized as work is performed and amounts are earned. The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. Volume discounts are recorded as a reduction of revenue over the contractual period as services are performed.

        Revenue on time and material contracts is recognized as the services are performed and amounts are earned.

        Revenue from fixed price contracts related to complex design, development and customization is accounted for under the percentage of completion method. Under the percentage of completion method, management estimates the percentage of completion based upon efforts incurred as a percentage of the total estimated efforts for the specified engagement. When total cost estimates exceed revenue, the Company accrues for the estimated losses immediately. The use of the percentage of completion method requires significant judgment relative to estimating total contract revenue and efforts, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in other engagement related costs. The Company's analysis of these contracts also contemplates whether contracts should be combined or segmented. The Company combines closely related contracts when all the applicable criteria under U.S. GAAP are met. Similarly, the Company may segment a project, which may consist of a single contract or a group of contracts, with varying rates of profitability, only if all the applicable criteria under U.S. GAAP are met. Estimates of total contract revenue and efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified.

        Revenue from fixed-price contracts related to consulting or other IT services is accounted for using a proportional performance method. Performance is generally measured based upon the efforts incurred to date in relation to the total estimated efforts to the completion of the contract. The cumulative impact of any change in estimates of the contract revenue is reflected in the period in which the changes become known.

        Revenue from fixed-price applications management, maintenance or support engagements is recognized as earned which generally results in straight-line revenue recognition as services are performed continuously over the term of the engagement.

        The Company may enter into arrangements that consist of multiple elements and in these types of arrangements the transaction price is allocated to the individual units of accounting at the inception of the arrangement based on the relative selling price. The Company uses a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective, evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        The Company may enter into hosting arrangements where revenue is recognized as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In these types of arrangements the Company considers the rights provided to the customer in determining whether the arrangement includes the sale of a software license.

        Differences between the timing of billings and the recognition of revenue based on various methods of accounting are recorded as unbilled revenue or deferred revenue.

        Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $14,142, $10,877 and $5,921 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

        Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenue and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

        Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $316, $430 and $255 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.

        General and administrative expenses include other operating items such as officers' and administrative personnel salaries, stock compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, facility costs, provision for doubtful accounts, depreciation and amortization, including amortization of purchased intangibles and operating lease expenses.

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

	Year Ended March 31,
	2016	2015	2014
Costs of revenue	$1,204	$1,121	$912
Selling, general and administrative expenses	14,975	9,977	7,254

Total share-based compensation expense	$16,179	$11,098	$8,166

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2016(1)	2015	2014
Risk-free interest rate	—	1.62%	1.31%
Expected term (in years)	—	5.02	5.60
Anticipated common stock volatility	—	42.59%	52.31%
Expected dividend yield	—	0%	0%

(1)
There were no options granted during the fiscal year ended March 31, 2016.

        The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. For the fiscal years ended March 31, 2016, 2015 and 2014, the Company's volatility assumption is based on the historical volatility rates of the Company's common stock from exchange traded shares over periods commensurate with the expected term of each grant

        The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, for the fiscal years ended March 31, 2016, 2015 and 2014, the expected term of our options is based on historical employee exercise patterns. The fair value of restricted awards and deferred stock awards is determined based on the number of stock awards granted and the quoted price of our stock at date of grant.

        As of March 31, 2016, there was $25,545 of total unrecognized compensation cost related to unvested stock options, restricted stock awards, deferred stock awards and restricted stock units granted under the Company's Amended and Restated 2000 Option Plan, the Company's 2007 Stock Option and Incentive Plan and the Company's 2015 Stock Option and Incentive Plan (see note 12 for a more complete description of these plans). The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 1.71 years.

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

        The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

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

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs". This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The Company adopted this guidance in the current fiscal year and recorded debt issuance cost as a direct deduction from the carrying value of that debt.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        In September 2015, the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company adopted this guidance in the current fiscal year. The adoption of this guidance did not have a material impact on the consolidated financial statements.

        In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted this ASU in the three month period ending March 31, 2016, which resulted in all deferred taxes being reported as non-current in its consolidated balance sheet. The Company has elected not to retrospectively restate its deferred tax assets and liabilities in prior periods.

        In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The Company is currently evaluating the effect the new standard will have on the Company's consolidated financial statements and related disclosures.

        In February 2016, the FASB issued as update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

        In March 2016, the FASB issued an update (ASU 2016-05) to the standard on derivatives and hedging on the effect of derivative contract notations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require designation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, the entities can choose to apply on either a prospective basis or a modified retrospective basis. Early adoption of this update is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

        In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation—Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company is currently evaluating the effect the update will have on its consolidated financial statements and related disclosures.

(3) Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including the dilutive impact of common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, SARs, issuance of shares on exercise or vesting of restricted stock units, unvested restricted stock, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the periods set forth below:

	Year Ended March 31,
	2016	2015	2014
Numerators:
Net income available to Virtusa common stockholders	$44,802	$42,446	$34,375
Denominators:
Weighted average common shares outstanding	29,233,861	28,753,102	26,116,516
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	768,991	794,883	842,864
Dilutive effect of stock appreciation rights	2,130	7,639	13,621

Weighted average shares—diluted	30,004,982	29,555,624	26,973,001

Basic earnings per share	$1.53	$1.48	$1.32

Diluted earnings per share	$1.49	$1.44	$1.27

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(3) Earnings per Share (Continued)

        During the fiscal years ended March 31, 2016, 2015, and 2014, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase, 68,991, 21,629 and 29,766 shares of common stock in the aggregate for such fiscal years, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Acquisitions

        On April 1, 2015, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by and among the Company, Apparatus, Inc. an Indiana corporation ("Apparatus"), the majority stockholder of Apparatus ("Major Stockholder") and the other stockholders (collectively with the Major Stockholder, the "Sellers"), to acquire all of the issued and outstanding stock of Apparatus (the "Acquisition"). The Company completed the Acquisition on April 1, 2015, at which time Apparatus became a wholly owned subsidiary of the Company. The acquisition strengthens the Company's growing Infrastructure Management Services (IMS) practice and offers the combined Company's clients a stronger set of offerings that are focused on simplifying their IT infrastructure and driving high levels of efficiency in IT operations.

        Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34,200 in cash, subject to post closing working capital adjustments. The purchase price was also subject to adjustment after the closing by up to an additional $1,700 in earn out consideration to the Sellers in the event of Apparatus' achievement of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Sellers earned $839 of the earn-out based on achievement against these performance targets which is accrued at March 31, 2016. The Company deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers' indemnification obligations under the Stock Purchase Agreement. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement. During the fiscal year ended March 31, 2016, the Company and Apparatus agreed to a working capital adjustment of $297, resulting in a reduction to the purchase price paid.

        In connection with the Acquisition, the Company offered employment to all of Apparatus' employees. The Company has agreed to offer up to $1,500 in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus' achievement of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees earned $781 based on achievement against these performance targets. The Company has also agreed to issue an aggregate of up to $3,500 in shares of restricted stock from the Company's stock option and incentive plan, not to exceed 93,333 shares, to certain Apparatus employees. The shares will vest annually and will be expensed over a four year period and will be recorded as post-acquisition compensation expense.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        A summary of the purchase price allocation for Apparatus is as follows:

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

        On June 1, 2015, Virtusa AB, a wholly owned subsidiary of the Company organized and formed in Sweden, acquired the assets of a consulting company located in Sweden. The purchase price was approximately $360 in cash subject to adjustment after the closing for up to an additional $540 in earn-out consideration. The purchase price allocation was as follows: goodwill of $505, customer relationships of $446 and other current liabilities of $51. During the fiscal year ended March 31, 2016, the Company paid $540 in earn out consideration.

        On July 28, 2015, the Company acquired the business of Agora Group, Inc., an IT consulting organization headquartered in Atlanta, Georgia, USA and its Indian affiliate (collectively, "Agora"), focused on implementing and integrating business process management (BPM) solutions on leading BPM suites. Agora employs approximately 60 professionals.

        Under the terms of the asset purchase agreement by and among the Company, Agora Group, Inc. and the sole stockholder of the Agora Group, Inc., the Company acquired Agora's business for $7,441 in cash (net of working capital adjustments). The Company has also agreed to issue an aggregate of up to $2,890 in restricted stock awards from the Company's stock option and incentive plan, not to exceed 77,067 shares, to certain Agora employees. The restricted stock awards will vest annually and will be expensed over a four year period.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        From the purchase price, the Company deposited approximately $854 into escrow for a period of 12 months as security for the Agora Group's and the sole stockholder's indemnification obligations under the asset purchase agreement. The Company, the Agora Group and sole stockholder made customary representations, warranties and covenants in the asset purchase agreement. The asset purchase agreement also contains non-solicitation and non-competition provisions pursuant to which the Agora Group and the sole stockholder agreed not to solicit any employee or affiliate or client of the Company and to not engage in any competitive business or activities, in each case, for a period of three years after the date of closing of the transaction.

        A summary of the purchase price allocation for Agora is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$6,587
Holdback	854

Total purchase price, net of cash acquired	$7,441

Acquisition-related costs	$35

Purchase Price Allocation:
Goodwill	$6,141
Customer relationships	1,300	5 years

	$7,441

        On March 3, 2016, pursuant to a share purchase agreement (the "SPA"), dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited ("Virtusa India"), a subsidiary of the Company, Polaris Consulting & Services Limited ("Polaris") and the Promoter Sellers named therein, as amended, the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168,257 (Indian rupees 11,391,365) in cash (the "Polaris SPA Transaction"). In addition, on April 6, 2016, Virtusa India completed an unconditional mandatory open offer with successful tender to purchase an additional 26% (1) of the fully diluted outstanding shares of Polaris from Polaris' public shareholders. The mandatory open offer was conducted in accordance with requirements of the Securities and Exchange Board of India ("SEBI") and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common for an aggregate purchase price of approximately $88,820 (Indian rupees 5,913,920). Upon the closing of the mandatory offering, Virtusa's ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. Under applicable Indian rules on takeovers, Virtusa India is required to sell within one year of the settlement of the unconditional mandatory offer its shareholdings in Polaris in excess of 75% of the basic outstanding share capital of Polaris.

        Pursuant to the mandatory open offer, during the fiscal year ended March 31, 2016, the Company transferred $89,220 into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016. The Polaris SPA transaction closed on March 3, 2016 and the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

mandatory open offer closed on April 6, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

        Under the purchase method of accounting, the total purchase price is allocated to the preliminary assets acquired and liabilities assumed based on their estimated fair values. The Company may continue to adjust the preliminary estimated purchase price allocation after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is the total preliminary purchase price allocation based on information available as of March 31, 2016 and may be subject to change during the measurement period.

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$168,257
Less: Cash acquired	(40,782)

Total purchase price, net of cash acquired	$127,475

Acquisition-related costs	$9,813

Purchase Price Allocation:
Cash and cash equivalents	$40,782
Accounts receivable and unbilled receivable	71,844
Short term investments	17,695
Other current assets	13,912
Property and equipment	74,391
Long term investments	8,396
Long term assets	13,575
Goodwill	120,745
Customer relationships	32,000	10 - 15 years
Trademark	2,400	2 years
Accounts Payable	(41,361)
Deferred revenue	(5,117)
Accrued expenses and other current liabilities	(13,693)
Deferred income taxes	(12,298)
Long term liabilities	(7,340)
Noncontrolling interest	(147,674)

Total purchase price	168,257

Less: Cash acquired	(40,782)

Total purchase price, net of cash acquired	$127,475

        Acquisition costs are recorded in selling, general and administrative expenses. Noncontrolling interest was fair valued based on the Polaris closing stock price on the date of acquisition for the minority shares outstanding and the fair value of vested options exercisable using the black-Scholes option pricing model. Polaris's assets acquired and liabilities assumed include net assets of $300 related to a business unit that is held for sale.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        On February 25, 2016, the Company entered into a credit agreement (the "Credit Agreement") dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company's existing $25,000 credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the "Credit Facility"). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. See Note 11 of the notes to our financial statements included herein for a detail description of our debt.

        The following unaudited, pro forma information assumes the Polaris, Apparatus and Agora acquisition occurred on April 1, 2014. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent the Company's actual consolidated results of operations had each acquisition occurred on the dates assumed, nor are these necessarily indicative of the Company's future consolidated results of operations.

	Year Ended
	March 31, 2016	March 31, 2015
Revenue	$887,943	$820,736

Net income	$30,508	$39,956

        Revenue and net loss relating to Polaris, Apparatus and Agora since the acquisition dates, amounting to $55,205 and $1,768, respectively, have been included in the consolidated statement of income for the fiscal year ended March 31, 2016. The unaudited pro forma consolidated results of operations for the fiscal year ended March 31, 2016 and 2015 included amortization of intangible assets, share-based compensation expense, acquisition related costs, earn-out bonuses and changes in the fair value of contingent consideration.

(5) Goodwill and Intangible Assets

  Goodwill:

        The Company has one reportable segment at March 31, 2016. The following are details of the changes in goodwill balance at March 31, 2016:

Amount
Balance at April 1, 2015	$50,360
Goodwill arising from acquisitions	146,620
Foreign currency translation adjustments	3,444

Balance at March 31, 2016	$200,424

        The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,129. The acquisition costs and goodwill balance not deductible for tax purposes are $138,182 and relate to the Company's TradeTech acquisition (closed in January 2, 2014) and the Polaris acquisition.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

        The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2016 and determined that the estimated fair value of the Company's reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

  Intangible Assets:

        The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2016 and March 31, 2015:

	March 31, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$81,211	$17,501	$63,710
Partner relationships	6.0	700	700	—
Trademark	1.3	2,916	217	2,699
Technology	5.0	500	63	437

	10.3	$85,327	$18,481	$66,846

	March 31, 2015
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	9.4	$34,070	$12,259	$21,811
Partner relationships	6.0	700	602	98
Trademark	1.0	57	57	—
Backlog	1.0	1,143	1,143	—

	9.0	$35,970	$14,061	$21,909

        The Company's amortization expense related to intangible assets acquired through acquisitions was $5,491, $4,436 and $3,431 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The components included in the gross carrying amounts of amortization expense in the table above reflect the Company's acquisition of all the outstanding stock of Insource Holdings, Inc. and its subsidiaries on November 4, 2009, the Company's purchase of substantially all of the assets of ConVista Consulting LLC, on February 1, 2010, the Company's purchase of substantially all of the assets of ALaS Consulting LLC, on July 1, 2011, the Company's purchase of substantially all of the assets of OSB on November 1, 2013, the Company's acquisition of all the outstanding stock of TradeTech on January 2, 2014, the Company's

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

acquisition of all the outstanding stock of Apparatus, Inc. an Indiana corporation on April 1, 2015, the Company's acquisition of Agora's business on July 28, 2015 and the Company's acquisition of a majority interest in Polaris on March 3, 2016. The intangible assets are being amortized on either a straight-line basis using the most appropriate economic pattern of consumption over their estimated useful lives.

        The estimated amortization expense related to the purchased intangible assets listed in the table above at March 31, 2016 is as follows for the following fiscal years:

Fiscal year	Amount
2017	$9,479
2018	9,570
2019	7,177
2020	7,191
2021	5,813
Thereafter	27,616

Total	$66,846

(6) Investment Securities

        At March 31, 2016 and 2015, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 8).

        The following is a summary of investment securities at March 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$26,662	$7	$(10)	$26,659
Non-current	22,187	45	(64)	22,168
Preference shares:
Non-current	4,149	—	—	4,149
Agency and short-term notes:
Current	1,000	1	—	1,001
Non-current	2,500	1	(1)	2,500
Mutual funds:
Current	17,309	9	(33)	17,285
Depository receipts:
Current	414	67	—	481
Time deposits:
Current	8,491	—	—	8,491

Total available-for-sale securities	$82,712	$130	$(108)	$82,734

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

        The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2016 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

        The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and March 31, 2015:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2016:
Corporate bonds	$21,435	$(73)
Agency bonds	1,699	(1)
Mutual funds	15,991	(33)

Total	$39,125	$(107)

Available-for-sale securities at March 31, 2015:
Corporate bonds	$36,272	$(41)
Agency bonds	5,001	(2)

Total	$41,273	$(43)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2016:
Corporate bonds	$1,005	(1)

Total	$1,005	$(1)

Available-for-sale securities at March 31, 2015:
Corporate bonds	$1,901	(2)
Agency bonds	1,100	—

Total	$3,001	$(2)

        At March 31, 2016, there were no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

        Available-for-sale securities by contractual maturity were as follows:

March 31, 2016
Due in one year or less	$53,917
Due after 1 year through 5 years	22,606
Due after 5 years	6,211

Total	$82,734

        Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Year Ended March 31,
	2016	2015	2014
Proceeds from sales of available-for-sale investment securities	$124,597	$52,308	$11,602

Gross gains	$64	$6	$—
Gross losses	—	(5)	—

Net realized gains on sales of available-for-sale investment securities	$64	$1	$—

(7) Investments in unconsolidated Affiliates

        Investments in entities in which the Company owns between 20% and 50% of the voting interest or otherwise acquires management influence are accounted for using the equity method and initially recognized at cost. Under the equity method, the Company's share of the post-acquisition profits and losses is recognized in the Consolidated Statements of Income. As of March 31, 2016, through its Polaris subsidiary, the Company owns a 50% interest in Intellect Polaris Design LLC, an LLC which holds certain real estate in New Jersey, which is being accounted for using the equity method of accounting. As of

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(7) Investments in unconsolidated Affiliates (Continued)

March 31, 2016, the difference between the carrying amount and our equity in net assets of this investment was $501. This is due to fair value measurement of the investment upon the Polaris acquisition.

(8) Fair Value of Financial Instruments

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

        An entity is allowed to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract- by- contract basis.

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$53,917	—	$53,917
Available-for-sales securities—non-current	—	28,817	—	28,817
Foreign currency derivative contracts	—	5,694	—	5,694

Total assets	$—	$88,428	$—	$88,428
Liabilities:
Foreign currency derivative contracts	$—	$560	$—	$560
Contingent consideration	—	—	839	839

Total liabilities	$—	$560	$839	$1,399

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(8) Fair Value of Financial Instruments (Continued)

        The Company determines the fair value of the contingent consideration related to the Company's acquisitions of OSB and Apparatus based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability. See Note 4 of the notes to our financial statements included herein for a description of OSB and Apparatus acquisitions and their related contingent consideration targets. The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as at March 31, 2016.

Level 3 Liabilities
Balance at April 1, 2015	$2,432
Contingent consideration arising from acquisition (See Note 4)	1,370
Increase in earn-out recognized in earnings	577
Payment of contingent consideration	(3,523)
Foreign currency translation adjustments	(17)

Balance at March 31, 2016	$839

(9) Property and Equipment

        Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2016	2015
Computer and other equipment	3 - 10	$36,866	$27,513
Furniture and fixtures	7 - 10	12,274	8,629
Vehicles	3 - 6	1,914	1,041
Software	3 - 10	18,742	16,255
Leasehold improvements	Lesser of estimated useful life or lease term	6,574	5,418
Buildings	15 - 30	29,959	11,563
Land		50,050	320
Capital work-in-progress		2,625	3,452

		$159,004	$74,191
Less—accumulated depreciation and amortization		42,722	36,203

Property and equipment, net		$116,282	$37,988

        Depreciation and amortization expense for the fiscal years ended March 31, 2016, 2015 and 2014 was $10,988, $9,116 and $8,071, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment, and the cost of property and equipment including internally developed software not placed in service before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2016 were $474 and $209, respectively. The cost

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(9) Property and Equipment (Continued)

and accumulated amortization of assets under capital leases at March 31, 2015 were $370 and $86, respectively.

(10) Accrued Expenses and Other

        Accrued expenses and other consists of the following:

	March 31, 2016	March 31, 2015
Accrued other taxes	$7,673	$4,137
Accrued professional fees	13,557	6,978
Acquisition related liabilities	4,299	2,432
Hedge liability	662	1,183
Accrued discounts	8,626	3,867
Accrued other	7,946	3,828

Total	$42,763	$22,425

(11) Debt

        On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the "Credit Agreement") dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company's existing $25,000 credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the "Credit Facility"). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). The Company is required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017, the Company is required to make principle payments of $2,500 per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 24, 2021. At March 31, 2016, there were no borrowings under the revolving credit facility.

        The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on June 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the "Reference Period"). In addition, for a period, expected to be at least one year from the completion of the Company's closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30,000 in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20,000 in unrestricted cash

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Debt (Continued)

and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company's current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on June 30, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, "Total Leverage Ratio" means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. "Funded Debt" refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and "Adjusted EBITDA" is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

        The Credit Facility is secured by substantially all of the Company's assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral. All obligations under the Credit Agreement are unconditionally guaranteed by substantially all of the Company's material direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

        As of March 31, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2016 and through the date of this filing.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Debt (Continued)

Current portion of long-term debt

        The following summarizes our short-term debt balance as of:

	March 31,
	2016	2015
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	10,000	—
Less: deferred financing costs, current	(1,119)	—

Total	$8,881	$—

Long-term debt, less current portion

        The following summarizes our long-term debt balance as of:

	March 31,
	2016	2015
Term loan	$200,000	$—
Less:
Current maturities	(10,000)	—
Deferred financing costs, long-term	(4,367)	—

Total	$185,633	$—

        In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

        The following represents the schedule of maturities of long-term debt:

Fiscal year ending March 31:
2017	$10,000
2018	10,000
2019	15,000
2020	20,000
2021	145,000

Total	$200,000

        Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2016, $24, 215 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2016. No amounts were due as of March 31, 2016, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

        The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan") was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. The 2000 Plan was amended over the years to reduce the number of shares reserved for issuance to a total 2,594 as of March 31, 2016. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan.

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

        The Company's board of directors and its stockholders approved the Company's 2007 Stock Option and Incentive Plan (the "2007 Plan"), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company's capitalization. Generally, shares that are forfeited, cancelled or withheld to settle tax liabilities from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. In May 2015, the Company's board of directors determined that no further grants would be made under the 2007 Plan.

        In May 2015, the Company adopted the 2015 Stock Option and Incentive Plan ("2015 Plan") which was also approved the Company's stockholders on September 1, 2015. The 2015 Plan replaces the 2007 Plan and permits the granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards, performance-based awards to covered employees, cash-based awards and dividend equivalent rights. The Company reserved 3,000,000 shares of its common stock for the issuance of awards under the 2015 Plan as well as the number of shares of stock as is equal to the shares underlying any stock options and awards that are returned to the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

Company's 2007 Plan after the 2015 Plan's effective date as a result of the expiration, forfeiture, acquisition by the Company prior to vesting, cancellation or termination of such stock options and awards (other than by exercise) as set forth in the 2007 Plan. Additionally, shares that are forfeited or cancelled or otherwise terminated (other than by exercise) or held back by the Company or tendered by the grantee of any equity award to settle applicable taxes on any equity award under the 2015 Plan shall be added back to the shares of common stock available for future issuance under the 2015 Plan. At March 31, 2016, the number of shares reserved for issuance under the 2015 Plan was 2,883,041.

        The following tables summarize stock option and restricted stock activity under the 2000 Plan, the 2007 Plan and the 2015, as the case may be, Plan for the fiscal years ended March 31, 2016, 2015 and 2014:

	Number of Options to Purchase Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	1,369,342	$10.56
Granted	49,201	28.37
Exercised	(321,577)	8.11
Forfeited or cancelled	(12,037)	18.00

Outstanding at March 31, 2014	1,084,929	12.01
Granted	833	33.23
Exercised	(269,384)	8.56
Forfeited or cancelled	(9,522)	15.60

Outstanding at March 31, 2015	806,856	13.15
Granted	—
Exercised	(127,718)	10.87
Forfeited or cancelled	—	—

Outstanding at March 31, 2016	679,138	$13.58	3.83	$16,221

Exercisable at March 31, 2016	650,802	$13.13	3.68	$15,834

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Award Activity
	Number of Restricted Stock Awards	Weighted Average Grant date Fair Value
Unvested at March 31, 2013	969,399	$15.55
Awarded	268,578	26.70
Vested	(377,359)	14.56
Forfeited	(57,898)	15.51

Unvested at March 31, 2014	802,720	19.74
Awarded	197,715	33.91
Vested	(296,538)	18.34
Forfeited	(65,419)	21.49

Unvested at March 31, 2015	638,478	24.60
Awarded	140,185	46.25
Vested	(273,675)	22.22
Forfeited	(27,597)	35.51

Unvested at March 31, 2016	477,391	$31.69

	Restricted Stock Unit Activity
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2013	37,062	$16.59
Awarded	217,147	27.99
Vested	(19,875)	20.00
Forfeited	—	—

Unvested at March 31, 2014	234,334	26.87
Awarded	264,579	33.18
Vested	(87,783)	25.61
Forfeited	(6,333)	33.91

Unvested at March 31, 2015	404,797	31.16
Awarded	426,456	49.10
Vested	(182,697)	27.93
Forfeited	(41,316)	35.52

Unvested at March 31, 2016	607,240	$44.43

        The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2016, 2015 and 2014 was $4,246, $7,556 and $6,304, respectively. There were no options granted during the fiscal year ended March 31, 2016. The weighted average fair value of options granted during the fiscal year ended March 31, 2015 and 2014 was $13.04 and $13.85, respectively. During the fiscal years ended March 31, 2016, 2015 and 2014, the Company realized $2,775, $4,692 and $3,198 respectively, of income tax benefits from the exercise of stock options as a windfall credit.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The tables below summarizes information about the SAR Plan activity for the fiscal years ended March 31, 2016, 2015 and 2014 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	22,369	4.60
Granted	—	—
Exercised	(8,176)	4.84
Forfeited or cancelled	(2,072)	2.29

Outstanding at March 31, 2014	12,121	4.82
Granted	—	—
Exercised	(6,626)	5.34
Forfeited or cancelled	(385)	6.28

Outstanding at March 31, 2015	5,110	4.04
Granted	—	—
Exercised	(3,902)	3.84
Forfeited or cancelled	—	—

Outstanding and exercisable at March 31, 2016	1,208	$4.70	0.41	$39,581

        The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2016, 2015 and 2014 was $180, $216 and $221, respectively.

(13) Income Taxes

        The income before income tax expense shown below is based on the geographic location to which such income is attributed for each of the fiscal years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016	2015	2014
United States	$4,556	$15,734	$10,876
Foreign	53,113	41,666	35,048

Total	$57,669	$57,400	$45,924

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        The provision for income taxes for each of the fiscal years ended March 31, 2016, 2015 and 2014 consisted of the following:

	Year Ended March 31,
	2016	2015	2014
Current provision:
Federal	$6,367	$8,217	$2,973
State	1,961	2,415	874
Foreign	9,719	7,291	6,084

Total current provision	$18,047	$17,923	$9,931

Deferred (benefit) provision:
Federal	$(2,753)	$(2,066)	$1,173
State	(724)	(616)	272
Foreign	(1,921)	(287)	173

Total deferred (benefit) provision	$(5,398)	$(2,969)	$1,618

Total provision for income taxes	$12,649	$14,954	$11,549

        The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	34.0%
U.S. state and local taxes, net of U.S. federal income tax effects	1.2	1.9	1.6
Benefit from foreign subsidiaries' tax holidays	(13.0)	(8.8)	(9.8)
Foreign rate difference	(7.9)	(3.2)	(2.2)
Nondeductible transactions costs	2.3	—	—
Permanent items	3.7	1.3	1.3
Other adjustments	0.6	(0.1)	0.2

Effective income tax rate	21.9%	26.1%	25.1%

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        Deferred tax assets (liabilities) at March 31, 2016 and 2015 were as follows:

	March 31,
	2016	2015
Deferred revenue	$1,518	$309
Bad debt reserve	545	261
Tax credit carry forwards	3,433	3,861
Accrued expenses and reserves	12,013	8,418
Share-based compensation expense	4,907	3,151
Intangibles	—	3,058
Net operating loss	2,723	1,046

Total gross deferred tax assets	$25,139	$20,104

Valuation allowance	(2,649)	(902)

Total deferred tax assets	$22,490	$19,202

Depreciation	(662)	(1,050)
Unrealized gains	(2,598)	(409)
Acquisition and other liabilities	(14,344)	(4,212)
Goodwill	(5,117)	(3,585)

Total deferred tax liabilities	$(22,721)	$(9,256)

Net deferred tax assets/(liabilities)	$(231)	$9,946

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes requiring deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The Company early adopted ASU 2015-17 for the fiscal year ended March 31, 2016, which resulted in all deferred taxes being reported as noncurrent in its consolidated balance sheet. The Company has elected not to retrospectively adjust its deferred tax assets and liabilities in prior periods. At March 31, 2015, all current and long-term deferred tax liabilities are offset against the current and long-term deferred tax assets. At March 31, 2016, the net result is reflected as a long asset or liability by tax jurisdiction.

        The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. The Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. As of March 31, 2016, the Company determined it is more likely than not that foreign tax credits in the U.S. will not be realized and concluded that a complete valuation allowance was required. The Company recorded increases to the valuation allowance totaling $1,747 during the fiscal year ended March 31, 2016, of which $142 was recorded in income tax expense, ($17) to foreign currency translation and $1,622 increase recorded on the opening balance sheet for Polaris. The Polaris valuation allowance of $1,622 relates to certain net operating losses (NOLs) and capital losses that are not likely to be realized. The Company has determined

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

for all other deferred assets that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

        At March 31, 2016, the Company has $142 of US foreign tax credits which begin to expire in March 2022 and for which a full valuation allowance has been recorded, $3,292 of Indian Minimum Alternative Tax ("MAT") credits which begin to expire at various dates through March 2026 and $1,526 of foreign NOLs, with various lives and $1,196 of capital loss carryover which begin to expire in 2020. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize $3,498 of these deferred tax assets.

        During the fiscal year ended March 31, 2016, the Company recorded $642 of net income tax expense directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long- term intercompany balances. During the fiscal year ended March 31, 2016, the Company recognized $2,775 of net income tax benefit directly in additional paid in capital related to net excess tax benefits of share-based compensation.

        The Company created two export oriented units in India, one in Bangalore during the fiscal year ended March 31, 2011 and a second unit in Hyderabad (Special Economic Zone or "SEZ") during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. The Company's India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.61%. In the fiscal year ended March 31, 2014, the Company leased a facility in an SEZ designated location in Bangalore and Pune, India each of which is eligible for tax holidays for up to 15 years beginning in the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2016, the Company established a new unit in Hyderabad, in an SEZ designated area, for which it is eligible for tax holiday for up to 15 years. Based on the latest changes in tax laws, book profits of SEZ units are subject to MAT, commencing April 1, 2011, which will continue to negatively impact the Company's cash flows.

        In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2016. During the fiscal year ended March 2016, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. The Company has submitted the required support to the Board of Investment and is awaiting confirmation. At March 31, 2016, the Company believes it is eligible for the entire 12-year tax holiday.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        The India and Sri Lanka income tax holidays reduced the overall tax provision and increased both net income and diluted earnings per share in the fiscal years ended March 31, 2016, 2015 and 2014 by $7,477, $5,048 and $4,513, respectively, and by $0.25, $0.17 and $0.17, respectively. As of March 31, 2016, two SEZ tax holidays in Chennai and Hyderabad, India are subject to a partial expiration of fifty percent of their tax benefits through March 2018. The partial expiration of SEZ tax holidays in Chennai and Hyderabad, respectively, negatively impacted net income and diluted earnings per share in the fiscal year ended March 31, 2016, by $1,088 and $1,639 and by $0.04 and $0.05, respectively.

        The Company intends to indefinitely reinvest all of its accumulated and future foreign earnings outside the United States. At March 31, 2016, the Company had $330,849 of unremitted earnings from foreign subsidiaries and approximately $146,490 of cash, cash equivalents, short-term investments and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings are dependent on circumstances existing if and when remittance occurs and is not practically determinable.

        Due to the geographical scope of the Company's operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact the Company's operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company's major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2013. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005.

        Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The total amount of unrecognized tax benefits that would reduce income tax expense and the effective income tax rate, if recognized, is $6,693, $546 and $410 as of March 31, 2016, 2015 and 2014, respectively. Although it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company anticipates that $198 of unrecognized tax benefits will reverse during the twelve month period ending March 31, 2017 due to settlement or expiration of statute of limitations on open tax years. All of these benefits are expected to have an impact on the effective tax rate as they are realized.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2016	2015	2014
Balance at beginning of the fiscal year	$546	$410	$4,823
Balance acquired as part of the Polaris SPA Transaction	6,172	—	—
Foreign currency translation related to prior year tax positions	(42)	(3)	(32)
Decreases related to prior year tax positions	—	—	(208)
Decreases related to prior year tax positions due to settlements or lapse in applicable statute of limitations	(117)	(94)	(4,311)
Increases related to prior year tax positions	134	233	138

Balance at end of the fiscal year	$6,693	$546	$410

        The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2016 and 2015, the Company expensed accrued interest and penalties of $52 and $55, respectively, through income tax expense consistent with its prior positions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2016 and 2015, were $1,374 and $360, respectively. During the fiscal year ended March 31, 2016, the Company's unrecognized tax benefits increased by $6,147. The increase in the unrecognized tax benefits during the fiscal year ended March 31, 2016 was primarily related to prior tax positions of Polaris acquired and exposures related to tax returns where the statute of limitations has not yet expired. The net movement in unrecognized tax benefits for the fiscal year ended March 31, 2016 was as follows: $6,172 related to the Polaris SPA Transaction, $17 recorded in to income tax expense offset by $42 to other comprehensive income ("OCI") for foreign currency impact. The Company has recorded unrecognized tax benefits in long-term liabilities.

        The Company has been under income tax examination in India and Germany. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2012 of the Company's Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as "Virtusa India"). At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2005 through 2012.

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

Cost of pension plans

	Year Ended March 31,
	2016	2015	2014
Components of net periodic pension expense
Expected return on plan assets	$(336)	$(214)	$(210)
Service costs for benefits earned	780	564	527
Interest cost on projected benefit obligation	281	233	205
Amortization of prior service cost	9	10	10
Recognized net actuarial loss	151	114	90

Net periodic pension expense	$885	$707	$622

Actuarial assumptions

Year Ended March 31,
	2016	2015	2014
Discount rate	7.50% - 11.00%	7.80% - 10.00%	8.00% - 11.5%
Compensation increases (annual)	5.00% - 7.50%	7.00% - 7.50%	7.00% - 7.50%
Expected return on assets	7.50% - 12.00%	8.50% - 12.52%	8.50% - 12.25%

        The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2016 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

Accumulated benefit obligation and projected benefit obligation

	As of March 31,
	2016	2015
Accumulated benefit obligation	$5,081	$2,393

Projected benefit obligation:
Beginning balance	$3,604	$2,758
Service cost	780	564
Interest cost	281	233
Actuarial (gain) loss	182	535
Benefits paid	(521)	(391)
Polaris SPA Transaction	3,227	—
Exchange rate adjustments	(241)	(95)

Ending balance	$7,312	$3,604

Fair value of plan assets

Plan assets
Balance at April 1, 2015	$3,054
Employer contributions	1,036
Actual return on plan assets	301
Actuarial gain or loss	(5)
Benefits paid	(521)
Polaris SPA Transaction	2,944
Exchange rate adjustments	(176)

Balance at March 31, 2016	$6,633

        At March 31, 2016, 2015 India and Sri Lanka together had $679, $550, respectively, net projected benefit obligation recorded in the consolidated balance sheets as "accrued employee compensation and benefits".

Plan asset allocation

	March 31, 2016
	Target Allocation	Actual Allocation
Government securities	30% - 40%	33%
Corporate debt	30% - 40%	38%
Other	1% - 30%	29%

        The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

Plan Assets

        The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2016
Government Bonds(1)	$2,187	$—	$2,187
Corporate Bonds(2)	2,524	—	2,524
Equity Shares and Others(3)	1,922	$192	1,730

	$6,633	$192	$6,441

At March 31, 2015
Government Bonds(1)	$1,382	$—	$1,382
Corporate Bonds(2)	1,062	—	1,062
Equity Shares and Others(3)	610	185	425

	$3,054	$185	$2,869

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

Pension liability

	March 31,
	2016	2015
PBO	$7,312	$3,604
Fair value of plan assets	6,633	3,054

Funded status recognized	$679	$550
Amount recorded in accumulated other comprehensive income	$924	$932

        The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2017 is $170. The Company expects to contribute $1,863 to its gratuity plans during the fiscal year ending March 31, 2017.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

        The pretax amounts of prior service cost and actuarial gain (loss) recognized from accumulated other comprehensive income consists of:

	March 31,
	2016	2015	2014
Prior service cost	$(9)	$(10)	$(10)
Net amortization gain (loss)	(151)	(114)	(90)

Total	$(160)	$(124)	$(100)

Estimated future benefits payments

Fiscal year ending March 31:
2017	$984
2018	916
2019	1,151
2020	1,019
2021	1,101
2022 - 2026	5,835

(15) 401(k) Plan

        The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the fiscal periods ended March 31, 2016 and 2015, the Company recorded $1,006 and $740 for the employer match, respectively. The Company's 401(k) Plan may be amended at the discretion of the Company's board of directors to discontinue the safe harbor match program at any time.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(16) Accumulated Other Comprehensive Loss

        The changes in the components of accumulated other comprehensive loss were as follows:

	March 31,
	2016	2015	2014
Investment securities
Beginning balance	$(18)	$(54)	$(3)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $35, $21, $(28)	102	36	(51)
Reclassifications from OCI to other income, net of tax of $(22), $0, $0	(64)
Less: Noncontrolling interests, net of tax of $0, $0, $0	3	—	—

Comprehensive income (loss) on investment securities, net of tax of $13, $21, $(28)	41	36	(51)

Closing Balance	$23	$(18)	$(54)

Currency translation adjustments
Beginning balance	$(35,565)	$(23,253)	$(16,918)
Recognized in OCI	(9,324)	(12,312)	(6,335)
Less: Noncontrolling interests	(322)	—	—

Comprehensive income (loss) on currency translation adjustments	(9,646)	(12,312)	(6,335)

Closing balance	$(45,211)	$(35,565)	$(23,253)

Cash flow hedges
Beginning balance	$2,387	$(3,829)	$(1,013)
OCI before reclassifications net of tax of $1,797, $1,511, $(2,993)	3,373	5,169	(7,291)
Reclassifications from OCI to
—Revenue, net of tax of $(94), $0, $0	(178)
—Costs of revenue, net of tax of $55, $321, $1,377	(446)	659	2,793
—Selling, general and administrative expenses, net of tax of $42, $185, $831	(236)	388	1,682
Less: Noncontrolling interests, net of tax of $(512), $0, $0	(966)	—	—

Comprehensive income (loss) on cash flow hedges, net of tax of $1,288, $2,017 $(785)	1,547	6,216	(2,816)

Closing balance	$3,934	$2,387	$(3,829)

Benefit plans
Beginning balance	$(932)	$(578)	$(780)
OCI before reclassifications net of tax of $(52), $(16), $0	(173)	(477)	37
Reclassifications from net actuarial gain (loss) amortization to:
—Costs of revenue, net of tax of $24,$2,$0	78	66	71
—Selling, general and administrative expenses, net of tax of $11, $2, $0	36	45	19
Reclassifications from OCI for prior service credit (cost) to:
—Costs of revenue, net of tax of $2,$0,$0	6	8	8
—Selling, general and administrative expenses, net of tax of $0 for all periods	1	2	2
Other adjustments	99	2	65

Comprehensive income (loss) on benefit plans, net of tax of $15, $(12), $0	47	(354)	202

Closing balance	$(885)	$(932)	$(578)

Accumulated other comprehensive income (loss)	$(42,139)	$(34,128)	$(27,714)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Commitments, Contingencies and Guarantees

        The Company leases office space under operating leases, which expire at various dates through fiscal year 2025. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

        Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2016 and thereafter are:

	Operating Leases	Capital Leases
Fiscal year ending March 31:
2017	$10,239	$153
2018	7,184	100
2019	3,401	45
2020	2,337	6
2021	1,646	—
2022 and thereafter	2,910	—

Total minimum lease payments	$27,717	$304

Less: amount representing interest		40

Present value of future lease payments		$264
Less: current portion		127

Long term capital lease obligation		$137

        Total rental expense for operating leases was approximately $9,350, $8,015 and $6,535 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Total amortization expenses for the assets purchased under capital leases were $130, $77 and $17 for the fiscal year ended March 31, 2016, 2015 and 2014 respectively.

        The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2016.

        The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2016.

        The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Derivative Financial Instruments and Trading Activities

        The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 24 month period ("Polaris Cash Flow Program"). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "Economic Hedge Program" involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

        Changes in fair value of the designated cash flow hedges for our Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal years ended March 31, 2016 or 2015.

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

        The U.S. dollar equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts was $273,862 and $121,380 at March 31,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Derivative Financial Instruments and Trading Activities (Continued)

2016 and 2015, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $4,934 at March 31, 2016. At March 31, 2016, the maximum outstanding term of any derivative instrument was 27 months.

        The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2016 and March 31, 2015:

Derivatives designated as hedging instruments

	March 31, 2016	March 31, 2015
Foreign currency exchange contracts:
Other current assets	$3,706	$3,285
Other long-term assets	$1,988	$1,359
Accrued expenses and other	$278	$1,183
Long-term liabilities	$282	$619

        The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2016	March 31, 2015
Foreign currency exchange contracts	$5,170	$6,680

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2016	March 31, 2015
Revenue	$272	—
Costs of revenue	$391	$(980)
Operating expenses	$194	$(573)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2016	March 31, 2015
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(1,236)	$66
	Revenue	$(29)	$(389)
	Costs of revenue	$(13)	$(279)
	Selling, general and administrative expenses	$(17)	$(93)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Business Segment Information

        Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker on deciding on how to allocate resources and in assessing performance. The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer. The Company's Chief Executive Officer Reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

Geographic information:

        Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2016	2015	2014
Customer revenue:
North America	$421,215	$319,285	$278,318
Europe	134,639	129,904	97,178
Other	44,448	29,797	21,437

Consolidated revenue	$600,302	$478,986	$396,933

	March 31,
	2016	2015
Long-lived assets, net of accumulated depreciation and amortization:
North America	$96,031	$59,316
Asia	268,636	32,896
Europe and others	18,885	18,045

Consolidated long-lived assets, net	$383,552	$110,257

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Revenue	$171,853	$150,603	$143,002	$134,844	$126,016	$122,996	$117,700	$112,274
Costs of revenue	111,540	96,908	93,500	87,362	79,722	77,144	74,968	72,588

Gross profit	60,313	53,695	49,502	47,482	46,294	45,852	42,732	39,686
Operating expenses	54,793	39,561	36,246	35,072	31,816	31,233	30,491	28,456

Income from operations	5,520	14,134	13,256	12,410	14,478	14,619	12,241	11,230
Other income	7,476	1,653	1,830	1,390	1,221	1,360	1,257	994

Income before income tax expense	12,996	15,787	15,086	13,800	15,699	15,979	13,498	12,224
Income tax expense	488	4,474	4,000	3,687	4,149	4,200	3,384	3,221

Net income	$12,508	$11,313	$11,086	$10,113	$11,550	$11,779	$10,114	$9,003

Noncontrolling interest	218	—	—	—	—	—	—	—
Net income attributable to Virtusa common stockholders.	$12,290	$11,313	$11,086	$10,113	$11,550	$11,779	$10,114	$9,003
Basic earnings per share	$0.42	$0.39	$0.38	$0.35	$0.40	$0.41	$0.35	$0.32
Diluted earnings per share	$0.41	$0.38	$0.37	$0.34	$0.39	$0.40	$0.34	$0.31

(21) Subsequent Events

        On April 6, 2016, Virtusa India completed an unconditional mandatory open offer with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders. The mandatory open offer was conducted in accordance with requirements of the Securities and Exchange Board of India ("SEBI") and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common for an aggregate purchase price of approximately $88,820 (Indian rupees 5,913,920). Upon the closing of the mandatory offering, Virtusa's ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. Under applicable Indian rules on takeovers, Virtusa India is required to sell within one year of the settlement of the unconditional mandatory offer its shareholdings in Polaris in excess of 75% of the basic outstanding share capital of Polaris.

        On April 25, 2016, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling ("GBP") against the U.S. dollar, the Swedish Krona ("SEK") against the U.S. dollar and the Euro ("EUR") against the U.S. dollar (the "Euro contracts"), each of which will expire on various dates during the period ending June 30, 2016. The GBP contracts have an aggregate notional amount of approximately £4,252 (approximately $ 6,141), the SEK contracts have an aggregate notional amount of approximately SEK 1,950 (approximately $242) and the EUR contracts have an aggregate notional amount of approximately EUR 689 (approximately $ 775). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $ 1.444, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.124, and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.125

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework 2013.

        Based on this assessment, our management has concluded that, as of March 31, 2016, our internal control over financial reporting was effective based on those criteria.

        We acquired a controlling interest in Polaris Consulting & Services Limited on March 3, 2016, and management excluded from its assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2016 the Polaris internal controls over financial reporting associated with 40.6% of total assets (of which 16.2% represents goodwill and intangibles excluded from the scope of management's assessment) and 3.2% of total revenues included in our consolidated financial statements as of March 31, 2016.

        The effectiveness of our internal control over financial reporting as of March 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting during the fiscal year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2016.

Item 11.    Executive Compensation.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2016.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2016.

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

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2016, 2015, and 2014

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2014	$740	$539	$(149)	$1,130
Year ended March 31, 2015	$1,130	$(134)	$(115)	$881
Year ended March 31, 2016	$881	$208	$(43)	$1,046

3.
Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
2.1	++	Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

2.2	++	Amendment to Share Purchase Agreement, dated as of February 25, 2016, by and among the Company, Polaris Consulting & Services Ltd. and the other parties thereto. Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on March 2, 2016 and incorporated by reference herein).

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	++	Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

10.6	++	Asset Purchase Agreement by and Virtusa Corporation, Agora Group, Inc. ("Agora") and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed July 30, 2015 and incorporated by reference herein).

Exhibit No.		Exhibit Title
10.7	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.8	†	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc. (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.9	†	Amendment No. 010, dated as of April 24, 2015 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.10	†	Amendment No. 011 dated December 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.11	†	Amendment No. 011 dated September 30, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.12	†	Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.13	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.14	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.19	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.20	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.21		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.22	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.23	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.24	+	Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees—INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement—INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement—INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement—INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement—INDIA (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

10.25		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014. (previously filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.26		Lease Deed by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.27		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.28		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.29		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.30		Credit Agreement, dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers. (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 2, 2016, and incorporated herein by reference).

10.31	++	Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.32	++	Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.33	+	Second Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2014 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed August 5, 2014, and incorporated herein by reference).

10.34	†	Master Professional Services Agreement for Application Development and Maintenance Services dated as of May 15, 2015 by and between AIG Procurement Services, Inc., and Virtusa Corporation (previously filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.35	†	Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.36	†	Amendment #1 to Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Ltd, Citigroup Technology, Inc. and Virtusa Corporation dated as of November 5, 2015 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.37	*	Amendment #2 to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of May 10, 2016 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

10.38	+	Polaris Employment Contract, dated September 26, 2012, between Polaris Software Lab Ltd. and Jitin Goyal (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 9, 2016, and incorporated herein by reference).

10.39	†*	Contractual Change Note in accordance with Contract NO. 8006340 between British Telecommunications PLC, AND VIRTUSA UK LTD dated as of March 16, 2016.

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

Exhibit No.		Exhibit Title
24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	*	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+
Indicates a management contract or compensation plan, contract or arrangement.

++
Schedules (or similar attachments) to the applicable share or stock purchase agreement or asset purchase agreement, as the case may be, have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

†
Confidential treatment has been requested for certain provisions of this Exhibit.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of May, 2016.

VIRTUSA CORPORATION
By:	/s/ KRIS CANEKERATNE Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2016

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of May, 2016.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ RONALD T. MAHEU Ronald T. Maheu	Director

Signature	Title

/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI Al-Noor Ramji	Director
/s/ BARRY R NEARHOS Barry R. Nearhos	Director

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
2.1	++	Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

2.2	++	Amendment to Share Purchase Agreement, dated as of February 25, 2016, by and among the Company, Polaris Consulting & Services Ltd. and the other parties thereto. Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on March 2, 2016 and incorporated by reference herein).

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5	++	Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

10.6	++	Asset Purchase Agreement by and Virtusa Corporation, Agora Group, Inc. ("Agora") and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed July 30, 2015 and incorporated by reference herein).

Exhibit No.		Exhibit Title
10.7	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.8	†	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc. (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.9	†	Amendment No. 010, dated as of April 24, 2015 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.10	†	Amendment No. 011 dated December 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.11	†	Amendment No. 011 dated September 30, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.12	†	Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.13	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.14	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.15	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.17	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.19	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.20	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.21		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.22	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.23	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.24	+	Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees—INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement—INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement—INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement—INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement—INDIA (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

10.25		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014. (previously filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.26		Lease Deed by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.27		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.28		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.29		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.30		Credit Agreement, dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers. (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 2, 2016, and incorporated herein by reference).

10.31	++	Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.32	++	Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.33	+	Second Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2014 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed August 5, 2014, and incorporated herein by reference).

10.34	†	Master Professional Services Agreement for Application Development and Maintenance Services dated as of May 15, 2015 by and between AIG Procurement Services, Inc., and Virtusa Corporation (previously filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.35	†	Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.36	†	Amendment #1 to Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Ltd, Citigroup Technology, Inc. and Virtusa Corporation dated as of November 5, 2015 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.37	*	Amendment #2 to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of May 10, 2016 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

10.38	+	Polaris Employment Contract, dated September 26, 2012, between Polaris Software Lab Ltd. and Jitin Goyal (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 9, 2016, and incorporated herein by reference).

10.39	†*	Contractual Change Note in accordance with Contract NO. 8006340 between British Telecommunications PLC, AND VIRTUSA UK LTD dated as of March 16, 2016.

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

Exhibit No.		Exhibit Title
24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	*	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+
Indicates a management contract or compensation plan, contract or arrangement.

++
Schedules (or similar attachments) to the applicable share or stock purchase agreement or asset purchase agreement, as the case may be, have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company supplementally will furnish copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

†
Confidential treatment has been requested for certain provisions of this Exhibit.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.