Form 10-Q
period 2016-06-30
VIRTUSA CORP
filed 2016-08-09
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 4, 2016:

Class	Number of Shares
Common Stock, par value $.01 per share	29,869,268

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2016	March 31, 2016

Assets
Current assets:
Cash and cash equivalents	$140,339	$148,986
Short-term investments	48,123	53,917
Accounts receivable, net of allowance of $1,031 and $1,046 at June 30, 2016 and March 31, 2016, respectively	127,261	138,530
Unbilled accounts receivable	59,638	58,063
Prepaid expenses	21,422	12,094
Restricted cash	1,089	93,921
Other current assets	22,652	23,268
Total current assets	420,524	528,779
Property and equipment, net of accumulated depreciation of $44,996 and $42,722 at June 30, 2016 and March 31, 2016, respectively	114,522	116,282
Investments accounted for using equity method	2,784	2,869
Long-term investments	19,398	28,817
Deferred income taxes	15,507	15,890
Goodwill	196,041	200,424
Intangible assets, net	63,491	66,846
Other long-term assets	17,298	20,105
Total assets	$849,565	$980,012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$23,766	$27,452
Accrued employee compensation and benefits	37,729	53,897
Deferred revenue	5,958	5,971
Accrued expenses and other	28,198	42,763
Current portion of long-term debt	8,870	8,881
Income taxes payable	2,410	2,300
Total current liabilities	106,931	141,264
Deferred income taxes	16,809	16,121
Long-term debt, less current portion	183,374	185,633
Long-term liabilities	9,805	9,039
Total liabilities	316,919	352,057
Commitments and contingencies	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2016 and March 31, 2016; zero shares issued and outstanding at June 30, 2016 and March 31, 2016	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2016 and March 31, 2016; issued 31,438,033 and 31,287,074 shares at June 30, 2016 and March 31, 2016, respectively; outstanding 29,581,330 and 29,430,371 shares at June 30, 2016 and March 31, 2016, respectively	314	313
Treasury stock, 1,856,703 common shares, at cost, at June 30, 2016 and March 31, 2016, respectively	(9,652)	(9,652)
Additional paid-in capital	297,792	297,621
Retained earnings	222,614	228,870
Accumulated other comprehensive loss	(43,952)	(42,139)
Total Virtusa stockholders’ equity	467,116	475,013
Noncontrolling interest in subsidiaries	65,530	152,942
Total equity	532,646	627,955
Total liabilities, undesignated preferred stock and stockholders’ equity	$849,565	$980,012

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2016	2015
Revenue	$205,471	$134,844
Costs of revenue	153,560	87,362
Gross profit	51,911	47,482
Operating expenses:
Selling, general and administrative expenses	53,759	35,072
Income (loss) from operations	(1,848)	12,410
Other income (expense):
Interest income (expense)	(551)	1,425
Foreign currency transaction losses	(3,580)	(25)
Other, net	6	(10)
Total other income (expense)	(4,125)	1,390
Income (loss) before income tax expense	(5,973)	13,800
Income tax expense (benefit)	(463)	3,687
Net income (loss)	$(5,510)	$10,113
Less: net income attributable to noncontrolling interests, net of tax	746	—
Net income (loss) attributable to Virtusa common stockholders	(6,256)	$10,113

Basic earnings (loss) per share	$(0.21)	$0.35
Diluted earnings (loss) per share	$(0.21)	$0.34

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2016	2015

Net income (loss)	$(5,510)	$10,113
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,062)	$(1,614)
Pension plan adjustment	24	56
Unrealized gain (loss) on available-for-sale securities, net of tax	231	(15)
Unrealized gain (loss) on effective cash flow hedges, net of tax	1,153	(3,397)
Other comprehensive loss	$(3,654)	$(4,970)
Comprehensive income (loss)	$(9,164)	$5,143
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	(1,095)	—
Comprehensive income (loss)attributable to Virtusa common stockholders	$(8,069)	$5,143

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(5,510)	$10,113
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,188	3,640
Share-based compensation expense	6,133	3,529
Provision for doubtful accounts	(5)	137
(Gain) loss on sale of property and equipment	(77)	2
Foreign currency losses, net	3,580	25
Amortization of discounts and premiums on investments	96	193
Amortization of debt issuance cost	283	—
Excess tax benefits from stock option exercises	(366)	(1,673)
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	7,289	(7,820)
Prepaid expenses and other current assets	(296)	(5,969)
Other long-term assets	4,579	(55)
Accounts payable	(4,266)	(180)
Accrued employee compensation and benefits	(18,478)	(5,382)
Accrued expenses and other current liabilities	(5,771)	2,675
Income taxes payable	(7,433)	2,107
Other long-term liabilities	(3,039)	103
Net cash (used in) provided by operating activities	(17,093)	1,445
Cash flows from investing activities:
Proceeds from sale of property and equipment	246	2
Purchase of short-term investments	(19,333)	(2,761)
Proceeds from sale or maturity of short-term investments	39,639	15,954
Purchase of long-term investments	(6,259)	(3,419)
Proceeds from sale of long-term investments	800	3,100
Decrease (Increase) in restricted cash	91,767	(2,860)
Business acquisition, net of cash acquired	(2,606)	(30,877)
Purchase of property and equipment	(3,278)	(2,138)
Net cash provided by (used in) investing activities	100,976	(22,999)
Cash flows from financing activities:
Proceeds from exercise of common stock options	476	414
Proceeds from exercise of subsidiary stock options	257	—
Payment of debt	(2,500)	—
Payment of contingent consideration related to acquisitions	(830)	—
Acquisition of noncontrolling interest	(89,147)	—
Principal payments on capital lease obligation	(43)	(29)
Excess tax benefits from stock option exercises	366	1,673
Net cash (used in) provided by financing activities	(91,421)	2,058
Effect of exchange rate changes on cash and cash equivalents	(1,109)	(1,458)
Net decrease in cash and cash equivalents	(8,647)	(20,954)
Cash and cash equivalents, beginning of period	148,986	124,802
Cash and cash equivalents, end of period	$140,339	$103,848

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of the Business

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services provider. Using an enhanced global delivery model, we provide end-to-end information technology (“IT”) services to Global 2000 companies. These services include IT and business consulting, digital enablement services, user experience (“UX”) design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients’ core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. We have built targeted solutions that enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions.

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2016 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 27, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.

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

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited, Virtusa Technologies (India) Private Limited, Polaris Consulting & Services Limited and Optimus Global Services Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited and Polaris Consulting & Services Limited, each organized and located in the United Kingdom; Virtusa Securities Corporation, a Massachusetts securities corporation; Apparatus, Inc. organized and located in Indiana; Virtusa International, B.V. and Polaris Software Lab B.V., each organized and located in the Netherlands; Virtusa Hungary Kft. and Polaris Consulting & Services, Kft., each organized and located in Hungary; Virtusa Germany GmbH and Polaris Software Lab GmbH, each organized and located in Germany; Virtusa Switzerland GmbH and Polaris Consulting & Services SA, each organized and located in Switzerland; Virtusa Singapore Private Limited and Polaris Consulting & Services Pte Limited, each organized and located in Singapore; Virtusa Malaysia Private Limited and Polaris Consulting & Services, SND BHD, each organized and located in Malaysia; Virtusa Austria GmbH, organized and located in Austria; Virtusa Philippines Inc., organized and located in the Philippines; Virtusa Sweden AB organized and located in Sweden; Virtusa Canada, Inc. and Polaris Consulting & Services Inc, each organized and located in Canada; Polaris Consulting & Services Ireland Limited, organized and located in Ireland; Polaris Consulting & Services Japan K.K., organized and located in Japan; Polaris Consulting & Services Pty Ltd., organized and located in Australia; Polaris Consulting & Services FZ-LLC, organized and located in Dubai; Polaris Software Lab (Shanghai) Limited, organized and located in China. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management reevaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed price contracts, share based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets, contingent consideration and valuation of financial instruments, including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Fair Value of Financial Instruments

At June 30, 2016 and March 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

In June 2014, the FASB issued ASU No. 2014-12—“Stock Compensation—Accounting for Share-Based Payments in some cases, the terms of an award may provide that a performance target that affects vesting could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU did not have an impact on the consolidated financial statements.

In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The Company is currently evaluating the effect the new standard will have on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued an update (ASU 2016-05) to the standard on derivatives and hedging on the effect of derivative contract novations on existing hedge accounting relationships. As it relates to derivative instruments, novation refers to replacing one of the parties to a derivative instrument with a new party, which may occur for a variety of reasons such as: financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, or because of laws or regulatory requirements. The update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require designation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2017. Upon adoption, the entities can choose to apply on either a prospective basis or a modified retrospective basis. Early adoption of this update is permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The company is currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

(3) Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including the dilutive impact of common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, stock appreciation rights, issuance of shares on exercise or vesting of restricted stock units, unvested restricted stock awards, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the periods set forth below:

	Three Months Ended June 30,
	2016	2015
Numerators:
Net income (loss) available to Virtusa common stockholders	$(6,256)	$10,113
Denominators:
Weighted average common shares outstanding	29,486,287	29,068,946
Dilutive effect of employee stock options and unvested restricted stock	—	861,353
Dilutive effect of stock appreciation rights	—	4,329
Weighted average shares-diluted	29,486,287	29,934,628
Basic earnings (loss) per share	$(0.21)	$0.35
Diluted earnings (loss) per share	$(0.21)	$0.34

(4) Investment Securities

At June 30, 2016 and March 31, 2016, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see Note 5).

The following is a summary of investment securities at June 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$34,802	$20	$(5)	$34,817
Non-current	13,052	174	—	13,226
Preference shares:
Current	1,567	—	—	1,567
Non-current	2,495	141	—	2,636
Agency and short-term notes:
Current	1,000	1	—	1,001
Non-current	3,533	3	—	3,536
Mutual funds:
Current	8,663	37	—	8,700
Time deposits:
Current	2,038	—	—	2,038
Total available-for-sale securities	$67,150	$376	$(5)	$67,521

The following is a summary of investment securities at March 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$26,662	$7	$(10)	$26,659
Non-current	22,187	45	(64)	22,168
Preference shares:
Non-current	4,149	—	—	4,149
Agency and short-term notes:
Current	1,000	1	—	1,001
Non-current	2,500	1	(1)	2,500
Mutual funds:
Current	17,309	9	(33)	17,285
Depository receipts:
Current	414	67	—	481
Time deposits:
Current	8,491	—	—	8,491
Total available-for-sale securities	$82,712	$130	$(108)	$82,734

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2016 and March 31, 2016 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,
	2016	2015

Proceeds from sales of available-for-sale investment securities	$40,439	$19,054
Gross gains	$310	$1
Gross losses	—	—
Net realized gains on sales of available-for-sale investment securities	$310	$1

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$48,123	$—	48,123
Available-for-sales securities—non-current	—	19,398	—	19,398
Foreign currency derivative contracts	—	7,175	—	7,175
Total assets	$—	$74,697	$—	$74,697
Liabilities:
Foreign currency derivative contracts	$—	$563	$—	563

Total liabilities	$—	$563	$—	$563

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$53,917	$—	53,917
Available-for-sales securities—non-current	—	28,817	—	28,817
Foreign currency derivative contracts	—	5,694	—	5,694
Total assets	$—	$88,428	$—	$88,428
Liabilities:
Foreign currency derivative contracts	$—	$560	$—	560
Contingent consideration			839	839
Total liabilities	$—	$560	$839	$1,399

The Company determines the fair value of the contingent consideration related to acquisitions based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at June 30, 2016.

Level 3 Liabilities
Balance at April 1, 2016	$839
Contingent consideration recognized in earnings	33
Payments made during the period	(872)
Balance at June 30, 2016	$—

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income (loss) and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow

Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period (“Polaris Cash Flow Program”). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income (loss) under the same line item as the underlying exposure being hedged.

The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income (loss) in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the three months ended June 30, 2016 and 2015.

Changes in the fair value of the derivatives purchased under the Balance Sheet Program are reflected in the Company’s consolidated statement of income (loss) and are included in foreign currency transaction gains (losses) for each period. Changes in the fair value of the derivatives purchased under the Economic Hedge Program are also reflected in the Company’s consolidated statement of income (loss) and are included in the same line item as the underlying exposure being hedged for each period.

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $236,724 and $273,862 at June 30, 2016 and March 31, 2016, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $6,618 at June 30, 2016. At June 30, 2016, the maximum outstanding term of any derivative instrument was 24 months.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2016 and March 31, 2016:

Derivatives designated as hedging instruments

	June 30, 2016	March 31, 2016
Foreign currency exchange contracts:
Other current assets	$5,391	$3,706
Other long-term assets	$1,784	$1,988
Accrued expenses and other	$306	$278
Long-term liabilities	$257	$282

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended June 30,
Hedging Relationships	2016	2015
Foreign currency exchange contracts	$2,059	$(3,876)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (loss) (Effective Portion)
from AOCI into Income (loss) (Effective	Three months ended June 30,
Portion)	2016	2015
Revenue	$528	$—
Costs of revenue	$198	$280
Operating expenses	$121	$151

		Amount of Gain or (Loss) Recognized in Income (loss) on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three months ended June 30,
as Hedging Instrument	Recognized in Income (loss) on Derivatives	2016	2015
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(180)	$(898)
	Revenue	$109	$(286)
	Costs of revenue	$(54)	$106
	Selling, general and administrative expenses	$(13)	$5

(7) Acquisitions

On March 3, 2016, pursuant to a share purchase agreement (the “SPA”), dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of the Company, Polaris Consulting & Services Limited (“Polaris”) and the Promoter Sellers named therein, as amended, the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168,257 (Indian rupees 11,391,365) in cash (the “Polaris SPA Transaction”). In addition, on April 6, 2016, Virtusa India completed an unconditional mandatory open offer with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris’ public shareholders. The mandatory open offer was conducted in accordance with requirements of the Securities and Exchange Board of India (“SEBI”) and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common for an aggregate purchase price of approximately $89,147 (Indian rupees 5,935,260). Upon the closing of the mandatory offering, Virtusa’s ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris’ fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris’ basic shares outstanding. Under applicable Indian rules on takeovers, Virtusa India is required to sell within one year of the settlement of the unconditional mandatory offer its shareholdings in Polaris in excess of 75% of the basic outstanding share capital of Polaris.

Pursuant to the mandatory open offer, during the fiscal year ended March 31, 2016, the Company transferred $89,220 into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016, and the mandatory open offer closed on April 6, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is based on information available at June 30, 2016 and may be subject to change during the measurement period. During the three months ended June 30, 2016, the Company recorded $729 to goodwill related to deferred tax liabilities and $2,104 as a reduction of goodwill related to certain accruals.

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$168,257
Less: Cash acquired	(40,782)
Total purchase price, net of cash acquired	$127,475
Acquisition-related costs	$9,813
Assets and liabilities
Cash and cash equivalents	$40,782
Accounts receivable and unbilled receivable	71,844
Short term investments	17,695
Other current assets	13,912
Property and equipment	74,391
Long term investments	8,396
Long term assets	13,575
Goodwill	119,370
Customer relationships	32,000	10 - 15 years
Trademark	2,400	2 years
Accounts Payable	(41,361)
Deferred revenue	(5,117)
Accrued expenses and other current liabilities	(11,590)
Deferred income taxes	(13,026)
Long term liabilities	(7,340)
Noncontrolling interest	(147,674)
Total purchase price	168,257
Less: Cash acquired	(40,782)
Total purchase price, net of cash acquired	$127,475

Acquisition costs are recorded in selling, general and administrative expenses. Noncontrolling interest was fair valued based on the Polaris closing stock price on the date of acquisition for the minority shares outstanding and the fair value of vested options exercisable using the black-Scholes option pricing model. The assets of Polaris acquired and liabilities assumed by the Company include net assets of $300 related to a business unit that is held for sale and which was sold to a third party on July 8, 2016.

On February 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company’s existing $25,000 credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the “Credit Facility”). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. See Note 11 of the notes to our financial statements included herein for a detail description of our debt.

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one reportable segment. The following are details of the changes in goodwill balance at June 30, 2016:

Amount
Balance at April 1, 2016	$200,424
Preliminary purchase price allocation adjustment	(1,375)
Foreign currency translation adjustments	(3,008)
Balance at June 30, 2016	$196,041

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,108. The acquisition costs and goodwill balance not deductible for tax purposes are $133,821 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014) and the Polaris acquisition.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2016 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at June 30, 2016.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$80,199	$19,457	$60,742
Trademark	2.1	2,863	529	2,334
Technology	5.0	500	85	415
	10.3	$84,262	$20,071	$63,491

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(9) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense.  The Company’s effective tax rate was 7.8% for the three months ended June 30, 2016, as compared to an effective tax rate of 26.7% for the three months ended June 30, 2015.  The Company’s reported effective tax rate is impacted by jurisdictional mix of profits in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

The Company created two export oriented units in India; one in Bangalore during the fiscal year ended March 31, 2011 and a second unit in Hyderabad (Special Economic Zone or “SEZ”) during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Company’s Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as a SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. As a SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company’s profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. In the fiscal year ended March 31, 2014, the Company leased two facilities in SEZ designated locations, in Bangalore and Pune, India each of which is eligible for tax holidays for up to 15 years beginning in the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2016, the Company expanded its facilities in Hyderabad to create a third export oriented unit and received approval for SEZ benefits for a period up to 15 years. The Company’s India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.6%. Based on the latest changes in tax laws, book profits of SEZ units are subject to Indian Minimum Alternative Tax (“MAT”), commencing April 1, 2011, which will continue to negatively impact the Company’s cash flows.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2016, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On September 30, 2015, the Company received confirmation for the Board of Investments that it has satisfied investment criteria through March 31, 2015 and is eligible for holiday benefits. At June 30, 2016, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

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

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2016 and March 31, 2016, the total liability for unrecognized tax benefits was $6,732 and $6,693. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2016 and June 30, 2015, the unrecognized tax benefits increased by $39 and $10, respectively. The increase in unrecognized tax benefits in the three months period ending June 30, 2016 and 2015 was predominantly due to increases for incremental interest accrued on existing uncertain tax positions and a prior period tax position in a foreign jurisdiction.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At June 30, 2016, the Company had $342,741 of unremitted earnings from foreign subsidiaries and approximately $119,419 of cash, short-term investments and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2016	2015
Client revenue:
North America	$133,471	$96,702
Europe	46,384	30,346
Other	25,616	7,796
Consolidated revenue	$205,471	$134,844

	June 30, 2016	March 31, 2016
Long-lived assets, net of accumulated depreciation and amortization:
North America	$94,513	$96,031
Asia	273,755	268,636
Europe and others	17,773	18,885
Consolidated long-lived assets, net	$386,041	$383,552

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended June 30,
	2016	2015
Customer 1	15.7%	2.0%

(11) Debt

On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company’s existing $25,000 credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the “Credit Facility”). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company is required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017, the Company is required to make principle payments of $2,500 per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 24, 2021. At June 30, 2016, the interest rate on the Credit Facility was 2.97% and there were no borrowings under the revolving credit facility.

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on June 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30,000 in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20,000 in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on June 30, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

The Credit Facility is secured by substantially all of the Company’s assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral. All obligations under the Credit Agreement are unconditionally guaranteed by substantially all of the Company’s material direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

As of June 30, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2016 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	June 30, 2016	March 31, 2016
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	10,000	10,000
Less: deferred financing costs - current	(1,130)	(1,119)
Total	$8,870	$8,881

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	June 30, 2016	March 31, 2016
Term loan	$197,500	$200,000
Less:
Current maturities	(10,000)	(10,000)
Deferred financing costs, long-term	(4,126)	(4,367)
Total	$183,374	$185,633

In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

On July 26, 2016, we entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016 we entered into a third 12-month forward starting interest rate swap transaction to mitigate our interest rate risk on 50% of our variable rate debt. Our objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments.  We will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The three interest rate swaps have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and hedge approximately 50% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The interest rate swaps require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the three months ended June 30, 2016, $5,524 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2016. No amounts were due as of June 30, 2016, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended June 30,
	2016	2015
Components of net periodic pension cost
Service cost	$333	$186
Interest cost	134	69
Expected return on plan assets	(153)	(82)
Amortization actuarial loss	41	39
Amortization of past service cost	2	2
Net periodic pension cost	$357	$214

The Company expects to contribute approximately $1,863 in cash to the gratuity plans during the fiscal year ending March 31, 2017. During the three months ended June 30, 2016, the Company made cash contributions of $451 towards the plans for the fiscal year 2017.

(13) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2016	2015
Investment securities
Beginning balance	$23	$(18)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $172, $0 for all periods	300	(14)
Reclassifications from OCI to other income — net of tax of $(38), $0 for all periods	(69)	(1)
(Less) : Noncontrolling interests, net of tax	(49)	—
Comprehensive income (loss) on investment securities, net of tax of $134, $0 for all periods	182	(15)
Closing Balance	$205	$(33)

Currency Translation Adjustments
Beginning balance	$(45,211)	$(35,565)
OCI before reclassifications	(5,062)	(1,614)
(Less): Noncontrolling interests, net of tax	1,244	—
Comprehensive income (loss) on currency translation adjustment	(3,818)	(1,614)
Closing Balance	$(49,029)	$(37,179)

Cash Flow Hedges
Beginning balance	$3,934	$2,387
OCI before reclassifications net of tax of $264 and $(828)	1,795	(3,048)
Reclassifications from OCI to
- Revenue, net of tax of $(183) and $0	(345)	—
- Costs of revenue, net of tax of $(14) and $(53)	(184)	(227)
- Selling, general and administrative expenses, net of tax of $(8) and $(29)	(113)	(122)
(Less): Noncontrolling interests, net of tax	646	—
Comprehensive income (loss) on cash flow hedges, net of tax of $59 and $(910)	1,799	(3,397)
Closing Balance	$5,733	$(1,010)

Benefit plans
Beginning balance	$(885)	$(932)
OCI before reclassifications net of tax of $0 for all periods	$—	$—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	26	24
- Selling, general and administrative expenses, net of tax of $0 for all periods	15	15
Other adjustments	(19)	15
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	24	56
Closing Balance	$(861)	$(876)
Accumulated other comprehensive loss at June 30, 2016	$(43,952)	$(39,098)

(14) Subsequent Events

On July 13, 2016, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling (“GBP”) against the U.S. dollar, the Swedish Krona (“SEK”) against the U.S. dollar and the Euro (“EUR”) against the U.S. dollar (the “Euro contracts”), each of which will expire on various dates during the period ending September 30, 2016. The GBP contracts have an aggregate notional amount of approximately £7,114 (approximately $9,384), the SEK contracts have an aggregate notional amount of approximately SEK 8,172 (approximately $968) and the EUR contracts have an aggregate notional amount of approximately EUR 437 (approximately $484). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.319, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.118, and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.107.

On July 18, 2016, Virtusa Corporation (the “Company”) purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.K. pound sterling. The U.K. pound sterling contracts have an aggregate notional amount of approximately 310,485 Indian rupees (approximately $4,378) and have an average settlement rate of 92.70 Indian rupees. These contracts will expire at various dates during the 15 month period ending on September 30, 2017. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2016 and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services provider. Using an enhanced global delivery model, we provide end-to-end information technology (“IT”) services to Global 2000 companies. These services include IT and business consulting, digital enablement services, user experience (“UX”) design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients’ core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. We have built targeted solutions that enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At June 30, 2016, we had 17,790 employees, or team members, inclusive of our Polaris team members.

On March 3, 2016, pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of the Company, Polaris Consulting & Services Limited (“Polaris”) and the promoter sellers named therein, as amended on February 25, 2016 (the “SPA”), the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168.3 million in cash (the “Polaris SPA Transaction”). The primary strategic purpose and goal of Virtusa’s acquisition of Polaris was, and is, as follows:

• The combination of Virtusa and Polaris creates a unique, fully integrated provider of comprehensive solutions and services across the banking and financial services industry,

• The combination meaningfully expands our addressable market, and

• The transaction enhances our ability to pursue larger consulting and outsourcing contracts.

In addition, on April 6, 2016, as part of the Polaris acquisition, Virtusa India completed an unconditional mandatory open offer (the “Mandatory Tender Offer”) with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris’ public shareholders. The Mandatory Tender Offer was conducted in accordance with requirements of the Securities and Exchange Board of India (“SEBI”) and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for approximately $3.25 per share for an aggregate purchase price of approximately $89.1 million (Indian rupees 5,935 million) inclusive of transaction costs. Upon the closing of the Mandatory Tender Offer, Virtusa India’s ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris’ fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris’ basic shares outstanding. Under applicable Indian rules on takeovers, Virtusa India is required to sell within one year of the settlement of the Mandatory Tender Offer its shareholdings in Polaris in excess of 75% of the basic outstanding share capital of Polaris. The Company expects to be in compliance with the applicable Indian rules on takeovers.

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company’s existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We are required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017, we are required to make principle payments of $2.5 million per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, the Company entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris SPA Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy (“GTRS”) for the provision of IT services to Citi on an enterprise wide basis (“GTRS Preferred Vendor”), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi, (iii) the parties amended Polaris’ master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the “Citi/Virtusa MSA”), and (iv) Virtusa agreed to terminate Virtusa’s existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement.

In the three months ended June 30, 2016, our revenue increased by 52% to $205.5 million, compared to $134.8 million in the three months ended June 30, 2015.

In the three months ended June 30, 2016, net income decreased by 162% to a net loss of $6.3 million, as compared to a net income of $10.1 million in the three months ended June 30, 2015.

The increase in revenue for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily resulted from:

•                  Revenue generated from clients acquired by us in the acquisition of Polaris on March 3, 2016

•                  Revenue growth primarily in our communication and technology (“C&T”) and media information and other (“M&I”) partially offset by a decrease in banking, financial services and insurance (“BFSI”) revenue

•                  Revenue increases are partially offset by the substantial depreciation in the U.K. pound sterling

The key drivers of the decrease in our net income for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 were as follows:

•                  Decreases in BFSI revenue, particularly in our insurance segment

•                  Substantial depreciation in the U.K. pound sterling

•                  Slight increase in gross profit, which reflects flat revenue growth excluding Polaris with lower utilization as headcount was deployed to service the remaining FY17 revenue growth.  In addition, our gross profit was impacted by higher onsite effort as we continue to work on more transformational projects

•                  Higher operating costs, including an increased investment in our sales and business development organization, facilities to support our growth and acquisition related amortization

•                  Foreign currency transaction losses related to the revaluation of the $200 million Indian rupee denominated intercompany note as part of the Polaris transaction financing and interest expense associated with our $200 million term loan

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2016 and 2015, 84% and 87%, respectively, of our revenue was derived from clients who had been using our services for more than one year. The decrease was primarily driven by clients from the Polaris acquisition. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2016, our application outsourcing and consulting revenue represented 59% and 41%, respectively of our total revenue. For the three months ended June 30, 2015 our application outsourcing and consulting revenue remains unchanged at 55% and 45% respectively.

In the three months ended June 30, 2016, our European revenue increased by 52.9%, or $16.0 million, to $46.4 million, or 23% of total revenue, from $30.3 million, or 22% of total revenue in the three months ended June 30, 2015. The increase in revenue for the three months ended June 30, 2016 is primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by substantial depreciation of the U.K. pound sterling.

Our gross profit increased by $4.4 million to $51.9 million for the three months ended June 30, 2016, as compared to $47.5 million in the three months ended June 30, 2015. The increase in gross profit during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was primarily due to higher revenue, primarily from the Polaris acquisition, partially offset by increased cost of revenue, which includes increases in the number of IT professionals, an increase of onsite resources, higher subcontractor costs and lower utilization. As a percentage of revenue, gross margin was 25.3% and 35.2% in the three months ended June 30, 2016 and 2015, respectively. The decrease in gross margin for the three months ended June 30, 2016 was primarily due to increased compensation costs related to an increase in the number of IT professionals and an increase of onsite resources including subcontractors, partially offset by the depreciation in the Indian rupee.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 41% and 40% of total revenue, and revenue from time-and-materials contracts represented 59% and 60% of total revenue for the three months ended June 30, 2016 and 2015, respectively. The revenue earned from fixed-price contracts in the three months ended June 30, 2016 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2016, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition and was approximately 20.8%. Our attrition rate at June 30, 2016 reflects a slightly higher rate of attrition as compared to the corresponding prior year period.  This was partially driven by involuntary attrition as a result of lower utilization of 71% during the three months ended June 30, 2016 compared to 84% in the three months ended June 30, 2015. Although we remain committed to continuing to improve our voluntary attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and U.K. pound sterling, as well as the euro, Swedish krona and the U.K. pound sterling against the U.S. dollar, when consolidated into U.S. dollars and intercompany balances. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees to reduce the effect of change in these foreign currency exchange rates on our foreign operations. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee, U.K. pound sterling, euro and Swedish krona exchange rates, they not only reduce the negative impact of a stronger Indian rupee, weaker U.K. pound sterling, weaker euro and weaker Swedish krona, but also could reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses or reduce the impact of a stronger U.K. pound sterling,  stronger euro or stronger Swedish krona on our U.K. pound sterling, euro and Swedish krona denominated revenues. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

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

Results of operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following table presents an overview of our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		$	%
(dollars in thousands)	2016	2015	Change	Change
Revenue	$205,471	$134,844	$70,627	52.4%
Costs of revenue	153,560	87,362	66,198	75.8%
Gross profit	51,911	47,482	4,429	9.3%
Operating expenses	53,759	35,072	18,687	53.3%
Income (loss) from operations	(1,848)	12,410	(14,258)	(114.9)%
Other (expense) income	(4,125)	1,390	(5,515)	(396.8)%
Income (loss) before income tax expense	(5,973)	13,800	(19,773)	(143.3)%
Income tax expense (benefit)	(463)	3,687	(4,150)	(112.6)%
Net income (loss)	(5,510)	10,113	(15,623)	(154.5)%
Less: Net income attributable to noncontrolling interest	746	—	746	—
Net income (loss) attributable to Virtusa common stockholders	$(6,256)	$10,113	(16,369)	(161.9)%

Revenue

Revenue increased by 52.4%, or $70.6 million, from $134.8 million during the three months ended June 30, 2015 to $205.5 million in the three months ended June 30, 2016. The increase in revenue was primarily driven by revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our C&T and M&I industry groups, partially offset by a decrease in our BFSI revenue and by substantial depreciation in the U.K. pound sterling. Revenue from North American clients in the three months ended June 30, 2016 increased by $36.8 million, or 38.0%, as compared to the three months ended June 30, 2015, primarily due to revenue growth in M&I industry group and revenue from clients acquired as part of the Polaris acquisition. Revenue from European clients increased by $16.0 million, or 52.9%, as compared to the three months ended June 30, 2015, primarily due to European revenue from client acquired as part of the Polaris acquisition, partially offset by the substantial depreciation of the U.K. pound sterling. We had 179 active clients, including 41 clients from Polaris acquisition, at June 30, 2016, as compared to 121 active clients at June 30, 2015.

Costs of revenue

Costs of revenue increased from $87.4 million in the three months ended June 30, 2015 to $153.6 million in the three months ended June 30, 2016, an increase of $66.2 million, or 75.8% which reflects a benefit of $2.8 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $55.4 million, primarily due to Polaris compensation and benefit costs of $44.3 million, including higher onsite costs related to the mix of resources required for onsite work in part driven by the Polaris acquisition. The increased costs of revenue are also due to an increase in subcontractor costs of $7.1 million and an increase in travel expenses of $2.5 million, primarily due to Polaris travel expense of $2.4 million. At June 30, 2016, we had 16,075 IT professionals inclusive of our Polaris team members as compared to 8,736 at June 30, 2015.

As a percentage of revenue, cost of revenue increased from 64.8% for the three months ended June 30, 2015 to 74.7% for three months ended June 30, 2016.

Gross profit

Our gross profit increased by $4.4 million, or 9.3%, to $51.9 million for the three months ended June 30, 2016, as compared to $47.5 million for the three months ended June 30, 2015, primarily due to Polaris revenue, offset by increased cost of revenue related to higher onsite costs, the growth in the number of IT professionals, and subcontractor costs. As a percentage of revenue, our gross profit was 25.3% and 35.2% in the three months ended June 30, 2016 and 2015, respectively.

Operating expenses

Operating expenses increased from $35.1 million in the three months ended June 30, 2015 to $53.8 million in the three months ended June 30, 2016, an increase of $18.7 million, or 53.3%, which reflects a benefit of $1.0 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $7.0 million in compensation related expenses, primarily due to Polaris compensation related expenses of $4.4 million, an increase of $6.8 million in facilities expense, primarily due to Polaris facilities expense of $5.2 million, an increase of $1.7 million in travel expenses and an increase of $1.1 million in intangible amortization related to acquisitions. As a percentage of revenue, our operating expenses increased from 26.0% in the three months ended June 30, 2015 to 26.2% in the three months ended June 30, 2016.

Income (loss) from operations

Income (loss) from operations decreased by 114.9%, from $12.4 million income from operations in the three months ended June 30, 2015 to a ($1.8) million loss from operations in the three months ended June 30, 2016. As a percentage of revenue, income (loss) from operations decreased from 9.2% in the three months ended June 30, 2015 to (0.9)% in the three months ended June 30, 2016.

Other income (expense)

Other income (expense) decreased from an income of $1.4 million in the three months ended June 30, 2015 to an expense of $(4.1) million in the three months ended June 30, 2016, primarily due to an increase in foreign currency transaction losses and an increase in interest expense related to our term loan.

Income tax expense (benefit)

Income tax expense (benefit) decreased by $4.2 million, from an expense of $3.7 million in the three months ended June 30, 2015 to a benefit of $(0.5) million in the three months ended June 30, 2016. Our effective tax rate decreased from 26.7% for the three months ended June 30, 2015 to 7.8% for the three months ended June 30, 2016. The tax benefit and decrease in the effective tax rate for the three months ended June 30, 2016 were primarily due to a decrease in income from operations, geographical mix of profits and certain currency losses with no tax benefits.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended June 30, 2016, we recorded a noncontrolling interest of $0.7 million, representing a 22.7% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) attributable to Virtusa stockholders

Net income decreased by 161.9%, from a net income of $10.1 million in the three months ended June 30, 2015 to a net loss of $(6.3) million in the three months ended June 30, 2016 due to lower gross margin driven by lower utilization, higher on-site efforts and a substantial depreciation of U.K. pound sterling, higher operating costs, foreign currency transaction losses and interest expense related to our long-term debt.

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

•                  We present the following consolidated statement of income (loss) metrics that exclude acquisition-related charges, stock-based compensation expense and foreign currency transaction gains and losses to provide further insights into the comparison of our operating results among the periods.

•                  Non-GAAP income from operations: income (loss) from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense and acquisition-related charges

•                  Non-GAAP operating margin: non-GAAP income (loss) from operations as a percentage of reported revenues

•                  Non-GAAP net income: net income (loss), as reported on our consolidated statements of income (loss), excluding the tax adjusted impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

•                  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss), excluding tax adjusted per share impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
	(in thousands, except per share amounts)
GAAP income (loss) from operation	$(1,848)	$12,410
Add: Stock-based compensation expense	6,133	3,529
Add: Acquisition-related charges(1)	3,424	2,301
Non-GAAP income from operations	$7,709	$18,240
GAAP operating margin	(0.9)%	9.2%
Effect of above adjustments to income from operations	4.7%	4.3%
Non-GAAP operating margin	3.8%	13.5%
GAAP net income (loss)	$(6,256)	$10,113
Add: Stock-based compensation expense	6,133	3,529
Add: Acquisition-related charges(1)	3,424	2,301
Add: Foreign currency transaction (gains) losses(2)	3,580	25
Tax adjustments(3)	(1,397)	(1,563)
Less: Noncontrolling interest, net of tax (4)	(199)	—
Non-GAAP net income	$5,285	$14,405
GAAP diluted earnings (loss) per share	$(0.21)	$0.34
Effect of stock-based compensation expense	0.18	0.09
Effect of acquisition-related charges(1)	0.10	0.05
Effect of foreign currency transaction (gains) losses(2)	0.12	0.00
Effect of noncontrolling interest(4)	(0.01)	—
Non-GAAP diluted earnings per share(5)	$0.18	$0.48

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

(3)                                 Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the non-GAAP effective tax rate for the respective periods.

(4)                                 Noncontrolling interest represents the minority shareholders interest of Polaris

(5)                                 Non-GAAP diluted earnings per share includes 620,045 shares of common stock equivalents that were excluded from GAAP diluted loss per share as their effect would have been anti-dilutive.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations and debt financing.

On March 3, 2016, Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of Virtusa Corporation (“Virtusa” or the “Company”), purchased 53,133,127 shares, or approximately 51.7%, of the fully-diluted capitalization of Polaris Consulting & Services Limited (“Polaris”) from certain Polaris shareholders for approximately $168.3 million in cash (the “Polaris SPA Transaction”) pursuant to a definitive share purchase agreement (“SPA”) by and among Virtusa India, the Polaris founding shareholders, promoters, and certain other Polaris minority stockholders, which was entered into on November 5, 2015. On April 6, 2016, Virtusa India completed its purchase of an additional 26.0% of the fully diluted outstanding shares of Polaris from public shareholders for approximately $89.1 million, inclusive of transaction costs in cash under a mandatory tender open offer as required under applicable India takeover rules. Pursuant to the mandatory offer, during the fiscal year ended March 31, 2016, the Company transferred $89.2 million into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company’s existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We are required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017 we are required to make principle payments of $2.5 million per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021.

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on June 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30.0 million in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20.0 million in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on June 30, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income (loss) plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

The Credit Facility is secured by substantially all of the Company’s assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral. All obligations under the Credit Agreement are unconditionally guaranteed by substantially all of the Company’s material direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

As of June 30, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2016 and through the date of this filing.

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

Under the terms of the Stock Purchase Agreement, the purchase price for the Acquisition was approximately $34.2 million in cash, subject to post closing working capital adjustments. We deposited 8.5% of the purchase price into escrow for a period of 12 months as security for the Sellers’ indemnification obligations under the Stock Purchase Agreement.  During the three months ended June 30, 2016 we paid $2.6 towards the holdback related to this acquisition. The purchase price was also subject to adjustment after the closing by up to an additional $1.7 million in earn out consideration to the Sellers in the event of Apparatus’ achievement at 100% of certain revenue and profit milestones for the fiscal year ending March 31, 2016. The Sellers earned $0.9 million of the earn-out based on achievement against these performance targets. The Company, Sellers and Apparatus made customary representations, warranties and covenants in the Stock Purchase Agreement. During the three months ended June 30, 2016 the Company paid $0.9 towards earn out consideration to the Sellers.

In connection with the Acquisition, we offered employment to all of Apparatus’ employees. We have agreed to offer up to $1.5 million in the form of variable cash compensation to certain Apparatus employees in the event of Apparatus’ achievement of certain revenue and profit milestones for the fiscal year ending March 31, 2016. These Apparatus employees earned $0.8 million based on achievement against these performance targets. During the three months ended June 30, 2016 the Company paid $0.8 towards the variable cash compensation to the Apparatus employees.

On July 28, 2015, the Company acquired the business of Agora Group, Inc., an IT consulting organization headquartered in Atlanta, Georgia, USA and its Indian affiliate (collectively, “Agora”), focused on implementing and integrating business process management (BPM) solutions on leading BPM suites. Agora employs approximately 60 professionals. Under the terms of the asset purchase agreement by and among the Company, Agora Group, Inc. and the sole stockholder of the Agora Group, Inc., the Company acquired Agora’s business for $7.4 million in cash (net of working capital adjustments). The Company has also agreed to issue an aggregate of up to $2.9 million in restricted stock awards from the Company’s stock option and incentive plan, not to exceed 77,067 shares, to certain Agora employees. The restricted stock awards will vest annually and will be expensed over a four year period. From the purchase price, the Company deposited approximately $0.9 million into escrow for a period of 12 months as security for the Agora Group’s and the sole stockholder’s indemnification obligations under the asset purchase agreement.

At June 30, 2016, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2016, we sold $6.6 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2016. No amounts were due under the financing agreement at June 30, 2016, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$(17,093)	$1,445
Net cash provided by (used in) investing activities	100,976	(22,999)
Net cash provided by (used in ) financing activities	(91,421)	2,058
Effect of exchange rate changes on cash	(1,109)	(1,458)
Net decrease in cash and cash equivalents	(8,647)	(20,954)
Cash and cash equivalents, beginning of period	148,986	124,802
Cash and cash equivalents, end of period	$140,339	$103,848

Operating activities

Net cash provided by (used in) operating activities decreased from cash provided by operating activities in the three months ended June 30, 2015 to cash used in operating activities in the three months ended June 30, 2016, primarily driven by a net loss during the three months ended June 30, 2016 compared to a net income during the three months ended June 30, 2015 and a decrease in working capital during the three months ended June 30, 2016.

Investing activities

Net cash provided by (used in ) investing activities increased from cash used in investing activities in the three months ended June 30, 2015 to cash provided by investing activities in the three months ended June 30, 2016.   Net cash provided by investing activities is primarily due to a decrease in restricted cash related to the Polaris mandatory offering and a decrease in business acquisition payments.

Financing activities

Net cash provided by (used in) financing activities decreased from cash provided by financing activities in the three months ended June 30, 2015 to cash used in financing activities in the three months ended June 30, 2016.  Net cash used in financing activities was primarily due to the acquisition of noncontrolling interest related to Polaris and payments related to our term loan during the three months ended June 30, 2016.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Quantitative and Qualitative Disclosures about Market Risk.” From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, euro and Swedish Krona against the U.S. dollar, or the U.K. pound sterling against the Sri Lankan rupee, and other multiple foreign currency hedges designed to hedge foreign currency transaction gains and losses on our intercompany balances as well as to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

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

In June 2014, the FASB issued ASU No. 2014-12—“Stock Compensation—Accounting for Share-Based Payments In some cases, the terms of an award may provide that a performance target that affects vesting could be achieved after an employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. A performance target that affects vesting and that could be achieved after an employee’s requisite service period shall be accounted for as a performance condition. As such, the performance target shall not be reflected in estimating the fair value of the award at the grant date. Compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service already has been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. The ASU is effective for annual and interim periods for fiscal years beginning on or after December 15, 2015. Entities can apply the amendment either a) prospectively to all awards granted or modified after the effective date or b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU did not have an impact on the consolidated financial statements.

In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The Company is currently evaluating the effect the new standard will have on the Company’s consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted.  The company is currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the three months ended June 30, 2016 to such risks or to our management of such risks except for the additional factors noted below.

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union, particularly the impact of a depreciating U.K. pound sterling and euro against the U.S. dollar.

The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the material strengthening of the U.S. dollar against foreign currencies in which we conduct business, particularly the U.K. pound sterling and euro against the U.S. dollar.  As described elsewhere in this 10-Q, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening U.S. dollar, our reported international revenue, particularly our U.K. and euro denominated revenues where we have a substantial client and revenue base, is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve, may cause us to lose or have a negative impact on our clients, particularly our banking and financial services clients on which we have a focus in Europe, and result in further depreciation of the U.K. pound sterling and/or the euro against the U.S. dollar. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

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

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income (loss) and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee, the euro, the Sri Lankan rupee and the Swedish krona.

We have two 24 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at June 30, 2016 was $236.7 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

                In connection with the Polaris acquisition, on February 25, 2016, we drew down the full $200.0 million of the term loan under the Credit Facility. Interest under this facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. The term of the Credit Agreement ends on February 24, 2021. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Credit Facility, our cash and cash equivalents, short-term investments and long-term investments. At June 30, 2016 we had $207.9 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Except for changes made as part of the inclusion of Polaris, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended June 30, 2016, we withheld an aggregate of 64,120 shares of restricted stock at a price of $35.5 per share.

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2016 (Unaudited) and March 31, 2016
	(ii)	Consolidated Statements of Income (loss) for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: August 9, 2016	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Ranjan Kalia

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on August 9, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2016 (Unaudited) and March 31, 2016
	(ii)	Consolidated Statements of Income (loss) for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2016 and June 30, 2015 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

*                                         Filed herewith.

**                                 Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.