Form 10-Q
period 2016-09-30
VIRTUSA CORP
filed 2016-11-09
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 4, 2016:

Class	Number of Shares
Common Stock, par value $.01 per share	29,962,316

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2016	March 31, 2016

Assets
Current assets:
Cash and cash equivalents	$158,897	$148,986
Short-term investments	42,532	53,917
Accounts receivable, net of allowance of $1,432 and $1,046 at September 30, 2016 and March 31, 2016, respectively	122,999	138,530
Unbilled accounts receivable	59,008	58,063
Prepaid expenses	25,032	12,094
Restricted cash	229	93,921
Other current assets	23,469	23,268
Total current assets	432,166	528,779
Property and equipment, net of accumulated depreciation of $40,118 and $42,722 at September 30, 2016 and March 31, 2016, respectively	113,871	116,282
Investments accounted for using equity method	2,797	2,869
Long-term investments	25,908	28,817
Deferred income taxes	13,972	15,890
Goodwill	199,056	200,424
Intangible assets, net	61,458	66,846
Other long-term assets	17,157	20,105
Total assets	$866,385	$980,012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,113	$27,452
Accrued employee compensation and benefits	41,651	53,897
Deferred revenue	8,554	5,971
Accrued expenses and other	28,158	42,763
Current portion of long-term debt	8,870	8,881
Income taxes payable	1,782	2,300
Total current liabilities	114,128	141,264
Deferred income taxes	16,754	16,121
Long-term debt, less current portion	181,157	185,633
Long-term liabilities	9,261	9,039
Total liabilities	321,300	352,057
Commitments and contingencies	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2016 and March 31, 2016; zero shares issued and outstanding at September 30, 2016 and March 31, 2016	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2016 and March 31, 2016; issued 31,550,518 and 31,287,074 shares at September 30, 2016 and March 31, 2016, respectively; outstanding 29,693,815 and 29,430,371 shares at September 30, 2016 and March 31, 2016, respectively	316	313
Treasury stock, 1,856,703 common shares, at cost, at September 30, 2016 and March 31, 2016, respectively	(9,652)	(9,652)
Additional paid-in capital	302,144	297,621
Retained earnings	225,828	228,870
Accumulated other comprehensive loss	(40,152)	(42,139)
Total Virtusa stockholders’ equity	478,484	475,013
Noncontrolling interest in subsidiaries	66,601	152,942
Total equity	545,085	627,955
Total liabilities, undesignated preferred stock and stockholders’ equity	$866,385	$980,012

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenue	$210,089	$143,002	415,560	$277,846
Costs of revenue	152,369	93,500	305,929	180,862
Gross profit	57,720	49,502	109,631	96,984
Operating expenses:
Selling, general and administrative expenses	54,183	36,246	107,943	71,318
Income from operations	3,537	13,256	1,688	25,666
Other income (expense):
Interest income (expense)	(1,157)	1,502	(1,708)	2,927
Foreign currency transaction gains (losses)	2,030	219	(1,550)	194
Other, net	545	109	551	99
Total other income (expense)	1,418	1,830	(2,707)	3,220
Income (loss) before income tax expense	4,955	15,086	(1,019)	28,886
Income tax expense	499	4,000	35	7,687
Net income (loss)	$4,456	$11,086	$(1,054)	$21,199
Less: net income attributable to noncontrolling interests, net of tax	1,242	—	1,988	—
Net income (loss) attributable to Virtusa common stockholders	$3,214	$11,086	$(3,042)	$21,199

Basic earnings (loss) per share	$0.11	$0.38	$(0.10)	$0.73
Diluted earnings (loss) per share	$0.11	$0.37	$(0.10)	$0.71

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$4,456	$11,086	$(1,054)	$21,199
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,860	$(5,195)	$(3,202)	$(6,809)
Pension plan adjustment	292	74	316	130
Unrealized gain (loss) on available-for-sale securities, net of tax	(394)	29	(164)	14
Unrealized gain (loss) on effective cash flow hedges, net of tax	3,436	—	4,589	(3,397)
Other comprehensive income (loss)	$5,194	$(5,092)	$1,539	$(10,062)
Comprehensive income	$9,650	$5,994	$485	$11,137
Less: comprehensive income attributable to noncontrolling interest, net of tax	2,636	—	1,540	—
Comprehensive income (loss) attributable to Virtusa common stockholders	$7,014	$5,994	$(1,055)	$11,137

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,054)	$21,199
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	12,479	7,639
Share-based compensation expense	12,275	6,634
Provision for doubtful accounts	417	203
(Gain) loss on sale of property and equipment	(110)	5
Foreign currency transaction losses (gains), net	1,550	(194)
Amortization of discounts and premiums on investments	703	372
Amortization of debt issuance cost	565	—
Excess tax benefits (expense) from stock option exercises	579	(2,127)
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	8,380	(14,168)
Prepaid expenses and other current assets	639	(4,923)
Other long-term assets	4,724	(209)
Accounts payable	(2,346)	670
Accrued employee compensation and benefits	(15,907)	(759)
Accrued expenses and other current liabilities	(1,667)	3,378
Income taxes payable	(7,654)	558
Other long-term liabilities	(5,516)	216
Net cash provided by operating activities	8,057	18,494
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,499	3
Purchase of short-term investments	(46,513)	(29,261)
Proceeds from sale or maturity of short-term investments	76,533	26,405
Purchase of long-term investments	(23,113)	(18,173)
Proceeds from sale of long-term investments	6,222	8,200
Decrease (increase) in restricted cash	92,646	(3,420)
Business acquisition, net of cash acquired	(3,460)	(37,167)
Purchase of property and equipment	(8,791)	(7,313)
Net cash provided by (used in) investing activities	96,023	(60,726)
Cash flows from financing activities:
Proceeds from exercise of common stock options	752	748
Proceeds from exercise of subsidiary stock options	340	—
Payment of debt	(5,000)	—
Payment of contingent consideration related to acquisition	(830)	—
Acquisition of noncontrolling interest	(89,147)	—
Principal payments on capital lease obligation	(73)	(51)
Excess tax benefits (expense) from stock option exercises	(579)	2,127
Net cash (used in) provided by financing activities	(94,537)	2,824
Effect of exchange rate changes on cash and cash equivalents	368	(3,136)
Net increase (decrease) in cash and cash equivalents	9,911	(42,544)
Cash and cash equivalents, beginning of period	148,986	124,802
Cash and cash equivalents, end of period	$158,897	$82,258

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

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited, Virtusa Technologies (India) Private Limited, Polaris Consulting & Services Limited and Optimus Global Services Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited and Polaris Consulting & Services Limited, each organized and located in the United Kingdom; Virtusa Securities Corporation, a Massachusetts securities corporation; Apparatus, Inc. organized and located in Indiana; Virtusa International, B.V. and Polaris Software Lab B.V., each organized and located in the Netherlands; Virtusa Hungary Kft. and Polaris Consulting & Services, Kft., each organized and located in Hungary; Virtusa Germany GmbH and Polaris Software

Lab GmbH, each organized and located in Germany; Virtusa Switzerland GmbH and Polaris Consulting & Services SA, each organized and located in Switzerland; Virtusa Singapore Private Limited and Polaris Consulting & Services Pte Limited, each organized and located in Singapore; Virtusa Malaysia Private Limited and Polaris Consulting & Services, SND BHD, each organized and located in Malaysia; Virtusa Austria GmbH, organized and located in Austria; Virtusa Philippines Inc., organized and located in the Philippines; Virtusa Sweden AB organized and located in Sweden; Virtusa Canada, Inc. and Polaris Consulting & Services Inc, each organized and located in Canada; Polaris Consulting & Services Ireland Limited, organized and located in Ireland; Polaris Consulting & Services Japan K.K., organized and located in Japan; Polaris Consulting & Services Pty Ltd., organized and located in Australia; Polaris Consulting & Services FZ-LLC, organized and located in the United Arab Emirates; Polaris Software Lab (Shanghai) Limited, organized and located in China. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

At September 30, 2016 and March 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU was effective for annual periods, and interim periods within those years, beginning after December 15, 2015. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU did not have an impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. This standard update addresses eight specific cash flow issues, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Numerators:
Net income (loss) available to Virtusa common stockholders	$3,214	$11,086	$(3,042)	$21,199
Denominators:
Weighted average common shares outstanding	29,616,179	29,217,820	29,551,233	29,143,383
Dilutive effect of employee stock options and unvested restricted stock	503,151	788,766	—	825,059
Dilutive effect of stock appreciation rights	10,879	1,884	—	3,107
Weighted average shares-diluted	30,130,209	30,008,470	29,551,233	29,971,549
Basic earnings (loss) per share	$0.11	$0.38	$(0.10)	$0.73
Diluted earnings (loss) per share	$0.11	$0.37	$(0.10)	$0.71

During the three months ended September 30, 2016, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 658,176 shares of our common stock were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. During the three months ended September 30, 2015, there were no shares excluded from the calculation of diluted earnings per share.

During the six months ended September 30, 2016, and 2015, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 931,287 and 2,769 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At September 30, 2016 and March 31, 2016, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.).

The following is a summary of investment securities at September 30, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$34,945	$9	$(19)	$34,935
Non-current	21,681	9	(38)	21,652
Preference shares:
Current	1,587	—	—	1,587
Non-current	1,777	—	(152)	1,625
Agency and short-term notes:
Current	1,000	1	—	1,001
Non-current	2,632	—	(1)	2,631
Commercial paper:
Current	2,980	—	—	2,980
Time deposits:
Current	2,029	—	—	2,029
Total available-for-sale securities	$68,631	$19	$(210)	$68,440

The following is a summary of investment securities at March 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$26,662	$7	$(10)	$26,659
Non-current	22,187	45	(64)	22,168
Preference shares:
Non-current	4,149	—	—	4,149
Agency and short-term notes:
Current	1,000	1	—	1,001
Non-current	2,500	1	(1)	2,500
Mutual funds:
Current	17,309	9	(33)	17,285
Depository receipts:
Current	414	67	—	481
Time deposits:
Current	8,491	—	—	8,491
Total available-for-sale securities	$82,712	$130	$(108)	$82,734

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2016 and March 31, 2016 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Proceeds from sales of available-for-sale investment securities	$42,316	$15,551	$82,755	$34,605
Gross gains	$433	$—	$743	$1
Gross losses	—	—	—	—
Net realized gains on sales of available-for-sale investment securities	$433	$—	$743	$1

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$42,532	$—	$42,532
Available-for-sales securities—non-current	—	25,908	—	25,908
Foreign currency derivative contracts	—	11,885	—	11,885
Total assets	$—	$80,325	$—	$80,325
Liabilities:
Foreign currency derivative contracts	$—	$55	$—	55
Interest Rate Swap Contracts	—	103	—	103
Total liabilities	$—	$158	$—	$158

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$53,917	$—	$53,917
Available-for-sales securities—non-current	—	28,817	—	28,817
Foreign currency derivative contracts	—	5,694	—	5,694
Total assets	$—	$88,428	$—	$88,428
Liabilities:
Foreign currency derivative contracts	$—	$560	$—	560
Contingent consideration	—	—	839	839
Total liabilities	$—	$560	$839	$1,399

The Company determines the fair value of the contingent consideration related to acquisitions based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at September 30, 2016.

Level 3 Liabilities
Balance at April 1, 2016	$839
Contingent consideration recognized in earnings	33
Payments made during the period	(872)
Balance at September 30, 2016	$—

(6) Derivative Financial Instruments

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income (loss) and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period (“Polaris Cash Flow Program”). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on the U.K. pound sterling, the euro and the Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income (loss) under the same line item as the underlying exposure being hedged.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments.  All counterparties currently have investment grade credit ratings.  The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with three counterparties as of September 30, 2016.

The Company’s agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of September 30, 2016, the Company had not posted any collateral related to these agreements.  If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2016 fair values reflected in the table below.  During the three months ended September 30, 2016, the Company was not in default of any of its derivative obligations.

ASC 815, “Derivative and Hedging” requires that all derivatives be recognized on the balance sheet at fair value. The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income (loss) in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the six months ended September 30, 2016 and 2015.

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

The U.S. dollar notional equivalent market value, which consists of the notional value and net unrealized gain or loss, of all outstanding foreign currency derivative contracts, was $204,309 and $273,862 at September 30, 2016 and March 31, 2016, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $11,197 at September 30, 2016. At September 30, 2016, the maximum outstanding term of any derivative instrument was 21 months.

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

On July 26, 2016, the Company entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016, the Company entered into a third 12-month forward starting interest rate swap transaction to mitigate Company’s interest rate risk on 50% of Company’s variable rate debt (collectively, “The Interest Rate Swap Agreements”). The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments.  The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and hedge approximately 50% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap agreements require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if the Company is in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default.  An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on September 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.   As of September 30, 2016, the Company was in compliance with these covenants.  The unrealized loss associated with the 2015 Swap Agreement was $103 as of September 30, 2016, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2016 and March 31, 2016:

Derivatives designated as hedging instruments

	September 30, 2016	March 31, 2016
Foreign currency exchange contracts:
Other current assets	$9,857	$3,706
Other long-term assets	$2,028	$1,988
Accrued expenses and other	$41	$278
Long-term liabilities	$14	$282

	September 30, 2016	March 31, 2016
Interest rate swap contracts:
Long-term liabilities	$103	$—

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Relationships	2016	2015	2016	2015
Foreign currency exchange contracts	$7,801	$(218)	$9,860	$(4,094)
Interest rate swaps	$(103)	$—	$(103)	$—

Location of Gain Reclassified	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three Months Ended September 30,		Six Months Ended September 30,
Portion)	2016	2015	2016	2015
Revenue	$949	$—	$1,477	$—
Costs of revenue	$1,173	$51	$1,371	$331
Operating expenses	$774	$19	$895	$170

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three Months Ended September 30,		Six Months Ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2016	2015	2016	2015
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$—	$(150)	$(180)	$(1,048)
	Revenue	$(26)	$16	$83	$(270)
	Costs of revenue	$14	$19	$(39)	$125
	Selling, general and administrative expenses	$1	$6	$(13)	$12

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

Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is based on information available at September 30, 2016 and may be subject to change during the measurement period. During the six months ended September 30, 2016, the Company recorded $576 goodwill related to deferred tax liabilities and $317 as a reduction of goodwill related to certain accruals.

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$168,257
Less: Cash acquired	(40,782)
Total purchase price, net of cash acquired	$127,475
Acquisition-related costs	$9,813
Assets and liabilities
Cash and cash equivalents	$40,782
Accounts receivable and unbilled receivable	71,844
Short term investments	17,695
Other current assets	13,912
Property and equipment	74,391
Long term investments	8,396
Long term assets	13,575
Goodwill	121,004
Customer relationships	32,000	10 - 15 years
Trademark	2,400	2 years
Accounts Payable	(42,676)
Deferred revenue	(5,117)
Accrued expenses and other current liabilities	(12,062)
Deferred income taxes	(12,873)
Long term liabilities	(7,340)
Noncontrolling interest	(147,674)
Total purchase price	168,257
Less: Cash acquired	(40,782)
Total purchase price, net of cash acquired	$127,475

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

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at September 30, 2016:

Amount
Balance at April 1, 2016	$200,424
Preliminary purchase price allocation adjustment	259
Foreign currency translation adjustments	(1,627)
Balance at September 30, 2016	$199,056

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,101. The acquisition costs and goodwill balance not deductible for tax purposes are $136,843 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014) and the Polaris acquisition.

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

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at September 30, 2016.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$80,504	$21,482	$59,022
Trademark	2.1	2,892	850	2,042
Technology	5.0	500	106	394
	10.3	$83,896	$22,438	$61,458

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(9) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense.  The Company’s effective tax rate was 10.1% and (3.4) % for the three and six months ended September 30, 2016, as compared to an effective tax rate of 26.5% and 26.6% for the three and six months ended September 30, 2015.  The Company’s reported effective tax rate is impacted by jurisdictional mix of profits in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2016, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On September 30, 2015, the Company received confirmation for the Board of Investments that it has satisfied investment criteria through March 31, 2015 and is eligible for holiday benefits. At September 30, 2016, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

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

A valuation allowance is required if, based on available evidence, it is more likely than not, that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income. Net income in the United States has decreased resulting in a net loss for the six months ended September 30, 2016. The Company has a significant deferred tax asset in the United States at September 30, 2016.  We continue to monitor all positive and negative evidence related to this asset.  At September 30, 2016, the Company determined that a specific valuation allowance was not required.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2016 and March 31, 2016, the total liability for unrecognized tax benefits was $6,721 and $6,693. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the six months ended September 30, 2016 and September 30, 2015, the unrecognized tax benefits increased by $28 and $13, respectively. The increase in unrecognized tax benefits in the six months period ending September 30, 2016 and 2015 was predominantly due to increases for incremental interest accrued on existing uncertain tax positions and a prior period tax position in a foreign jurisdiction.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At September 30, 2016, the Company had $357,444 of unremitted earnings from foreign subsidiaries and approximately $138,537 of cash, short-term investments and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Client revenue:
North America	$136,643	$101,621	$270,114	$198,322
Europe	47,182	32,061	93,566	62,407
Rest of world	26,264	9,320	51,880	17,117
Consolidated revenue	$210,089	$143,002	$415,560	$277,846

	September 30, 2016	March 31, 2016
Long-lived assets, net of accumulated depreciation and amortization:
North America	$93,100	$96,031
Asia	252,825	268,636
Europe and others	28,460	18,885
Consolidated long-lived assets, net	$374,385	$383,552

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Customer 1	16.5%	1.7%	16.1%	1.9%

(11) Debt

On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company’s existing $25,000 credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the “Credit Facility”). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company is required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017, the Company is required to make principle payments of $2,500 per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 24, 2021. At September 30, 2016, the interest rate on the Credit Facility was 3.03% and there were no borrowings under the revolving credit facility.

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on September 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30,000 in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20,000 in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on September 30, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

As of September 30, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2016 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	September 30, 2016	March 31, 2016
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	10,000	10,000
Less: deferred financing costs — current	(1,130)	(1,119)
Total	$8,870	$8,881

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	September 30, 2016	March 31, 2016
Term loan	$195,000	$200,000
Less:
Current maturities	(10,000)	(10,000)
Deferred financing costs, long-term	(3,843)	(4,367)
Total	$181,157	$185,633

In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

On July 26, 2016, the Company entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016, the Company entered into a third 12-month forward starting interest rate swap transaction to mitigate Company’s interest rate risk on 50% of Company’s variable rate debt (collectively, “The Interest Rate Swap Agreements”). The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments.  The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and hedge approximately 50% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap Agreements require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the six months ended September 30, 2016, $11,458 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30,

2016. No amounts were due as of September 30, 2016, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic pension cost
Service cost	$462	$182	$666	$368
Interest cost	204	67	283	136
Expected return on plan assets	(206)	(81)	(302)	(164)
Amortization past service cost	2	3	5	5
Amortization of actuarial loss	41	39	82	78
Net periodic pension cost	$503	$210	734	$423

The Company expects to contribute approximately $1,863 in cash to the gratuity plans during the fiscal year ending March 31, 2017. During the six months ended September 30, 2016, the Company made cash contributions of $1,249 towards the plans for the fiscal year 2017.

(13) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2016	2015	2016	2015
Investment securities
Beginning balance	$205	$(33)	$23	$(18)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $(101), $0, $(36) and $0	(268)	29	(175)	15
Reclassifications from OCI to other income, net of tax of $(67), $0, $3 and $0	(126)	—	11	(1)
(Less) : Noncontrolling interests, net of tax	67	—	19	—
Comprehensive income (loss) on investment securities, net of tax of $(168), $0, $(33) and $0	(327)	29	(145)	14
Closing Balance	$(122)	$(4)	$(122)	$(4)
Currency Translation Adjustments
Beginning balance	$(49,029)	$(37,179)	$(45,211)	$(35,565)
OCI before reclassifications	1,860	(5,195)	(3,202)	(6,809)
(Less): Noncontrolling interests, net of tax	(1,051)	—	193	—
Comprehensive income (loss) on currency translation adjustment	811		(3,009)
Closing Balance	$(48,220)	$(42,374)	$(48,220)	$(42,374)
Cash Flow Hedges
Beginning balance	$5,733	$(1,010)	$3,934	$2,387
OCI before reclassifications net of tax of $2,138, $(317), $2,402, and $(1,144)	5,560	99	7,355	(2,950)
Reclassifications from OCI to
- Revenue, net of tax of $(328), $0, $(511) and $0	(621)	—	(966)	—
- Costs of revenue, net of tax of $(267), $18, $(281) and $(37)	(906)	(69)	(1,090)	(294)
- Selling, general and administrative expenses, net of tax of $(177), $11, $(185) and $(17)	(597)	(30)	(710)	(153)
(Less): Noncontrolling interests, net of tax	(358)	—	288	—
Comprehensive income (loss) on cash flow hedges, net of tax of $1,366, $(288), $1,425 and $(1,198)	3,078	—	4,877	(3,397)
Closing Balance	$8,811	$(1,010)	$8,811	$(1,010)
Benefit plans
Beginning balance	$(861)	$(876)	$(885)	$(932)
OCI before reclassifications net of tax of $0 for all periods	$247	$—	$247	$—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	3	4	4
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—	1	1
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	26	28	52	56
- Selling, general and administrative expenses, net of tax of $0 for all periods	15	9	30	25
Other adjustments	2	34	(18)	44
(Less): Noncontrolling interests, net of tax	(52)	—	(52)	—
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	240	74	264	130
Closing Balance	$(621)	$(802)	$(621)	$(802)
Accumulated other comprehensive income (loss) at September 30, 2016	$(40,152)	$(44,190)	$(40,152)	$(44,190)

(14) Subsequent Events

On October 12, 2016, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling (“GBP”) against the U.S. dollar, the Swedish Krona (“SEK”) against the U.S. dollar and the Euro against the U.S. dollar, each of which will expire on various dates during the period ending December 31, 2016. The GBP contracts have an aggregate notional amount of approximately £7,114 (approximately $8,712), the SEK contracts have an aggregate notional amount of approximately SEK 8,172 (approximately $935) and the Euro contracts have an aggregate notional amount of approximately EUR 437 (approximately $481). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.225, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.114, and the weighted average U.S. dollar settlement rate associated with the Euro contracts is approximately $1.100.

On November 9, 2016, the Company announced that Mr. Samir Dhir, currently Global Delivery Officer and Head of Indian Operations, was appointed president, banking and financial services (“BFS”) , replacing Mr. Jitin Goyal, who resigned from the same position to pursue other opportunities, each effective as of November 9, 2016.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services provider. Using an enhanced global delivery model, we provide end-to-end information technology (“IT”) services to Global 2000 companies. These services include IT and business consulting, digital enablement services, user experience (“UX”) design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients’ core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. We have built targeted solutions that enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At September 30, 2016, we had 17,196 employees, or team members, inclusive of our Polaris team members.

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

In the three months ended September 30, 2016, our revenue increased by 47% to $210.0 million, compared to $143.0 million in the three months ended September 30, 2015. In the six months ended September 30, 2016, our revenue increased by 50% to $415.6 million, compared to $277.8 million in the six months ended September 30, 2015.

In the three months ended September 30, 2016, net income decreased by 71% to $3.2 million, as compared to a net income of $11.1 million in the three months ended September 30, 2015. Net income decreased by 114% to a net loss of $3.0 million in the six months ended September 30, 2016, as compared to a net income of $21.2 million in the six months ended September 30, 2015.

The increase in revenue for the three and six months ended September 30, 2016, as compared to the three and six months ended September 30, 2015, primarily resulted from:

•                  Revenue generated from clients acquired by us in the acquisition of Polaris on March 3, 2016

•                  Revenue growth primarily in media information and other (“M&I”) partially offset by a decrease in banking, financial services and insurance (“BFSI”) revenue

•                  Revenue increases are partially offset by the substantial depreciation in the U.K. pound sterling

The key drivers of the decrease in our net income for the three and six months ended September 30, 2016, as compared to the three and six months ended September 30, 2015 were as follows:

•                  Decreases in BFSI revenue, particularly in our insurance segment

•                  Slight increase in gross profit, while at lower gross margin, reflective of lower utilization and higher costs of revenue which includes investments to deliver key digital transformation programs to our clients, which require higher onsite effort and contractor resourcing before we can fully leverage our global delivery model

•                  Substantial depreciation in the U.K. pound sterling (“GBP”) which impacted our U.K. based revenues when consolidating into U.S. dollar and costs of revenue when converting Indian rupee denominated costs into GBP under our transfer pricing model

•                  Higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth and acquisition related amortization

•                  Interest expense related to our outstanding $200.0 million term loan

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2016 and 2015, 82% and 87%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the six months ended September 30, 2016 and 2015, 83% and 87%, respectively, of our revenue was derived from clients who had been using our services for more than one year. The decrease was primarily driven by a new base of clients acquired from Polaris on March 3, 2016. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended September 30, 2016, our application outsourcing and consulting revenue represented 58% and 42%, respectively of our total revenue as compared to 54% and 46%, respectively, for the three months ended September 30, 2015. For the six months ended September 30, 2016, our application outsourcing and consulting revenue represented 58% and 42%, respectively, of our total revenue as compared to 54% and 46%, respectively, for the six months ended September 30, 2015.

In the three months ended September 30, 2016, our European revenue increased by 47%, or $15.1 million, to $47.2 million, or 22% of total revenue, from $32.1 million, or 22% of total revenue in the three months ended September 30, 2015. In the six months ended September 30, 2016, our European revenue increased by 50%, or $31.2 million, to $93.6 million, or 23% of total revenue, from $62.4 million, or 23% of total revenue in the six months ended September 30, 2015.The increase in revenue for the three and six months ended September 30, 2016 is primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by substantial depreciation of the U.K. pound sterling.

Our gross profit increased by $8.2 million to $57.7 million for the three months ended September 30, 2016, as compared to $49.5 million in the three months ended September 30, 2015. Our gross profit increased by $12.6 million to $109.6 million for the six months ended September 30, 2016 as compared to $97.0 million in the six months ended September 30, 2015. The increase in gross profit during the three and six months ended September 30, 2016, as compared to the three and six months ended September 30, 2015, was primarily due to higher revenue, primarily from the Polaris acquisition, offset by higher costs of revenue which includes substantially higher on-site effort, lower utilization and depreciation in the U.K. pound sterling. As a percentage of revenue, gross margin was 27.5% and 34.6% in the three months ended September 30, 2016 and 2015, respectively. During the six months ended September 30, 2016 and 2015, gross margin, as a percentage of revenue, was 26.4% and 34.9%, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 45% and 36% of total revenue, and revenue from time-and-materials contracts represented 55% and 64% of total revenue for the three months ended September 30, 2016 and 2015, respectively. Revenue from fixed-price contracts represented 43% and 38% of total revenue and revenue from time-and-materials contracts represented 57% and 62% for the six months ended September 30, 2016 and 2015, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2016 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2016, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition and was approximately 25.3%. Our attrition rate at September 30, 2016 reflects a slightly higher rate of attrition as compared to the corresponding prior year period.  This was partially driven by involuntary attrition as a result of lower utilization during the three and six months ended September 30, 2016 compared to the three and six months ended September 30, 2015. Although we remain committed to continuing to improve our voluntary attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following table presents an overview of our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		$	%
(dollars in thousands)	2016	2015	Change	Change
Revenue	$210,089	$143,002	$67,087	46.9%
Costs of revenue	152,369	93,500	58,869	63.0%
Gross profit	57,720	49,502	8,218	16.6%
Operating expenses	54,183	36,246	17,937	49.5%
Income from operations	3,537	13,256	(9,719)	(73.3)%
Other income	1,418	1,830	(412)	(22.5)%
Income before income tax expense	4,955	15,086	(10,131)	(67.2)%
Income tax expense	499	4,000	(3,501)	(87.5)%
Net income	4,456	11,086	(6,630)	(59.8)%
Less: Net income attributable to noncontrolling interest	1,242	—	1,242	—
Net income attributable to Virtusa common stockholders	$3,214	$11,086	$(7,872)	(71.0)%

Revenue

Revenue increased by 46.9%, or $67.1 million, from $143.0 million during the three months ended September 30, 2015 to $210.1 million in the three months ended September 30, 2016. The increase in revenue was primarily driven by revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue and by the substantial depreciation in the U.K. pound sterling. Revenue from North American clients in the three months ended September 30, 2016 increased by $35.0 million, or 34.5%, as compared to the three months ended September 30, 2015, primarily due to revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue. Revenue from European clients increased by $15.1 million, or 47.2%, as compared to the three months ended September 30, 2015, primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by the substantial depreciation of the U.K. pound sterling. We had 187 active clients, including 45 clients from the Polaris acquisition, at September 30, 2016, as compared to 128 active clients at September 30, 2015.

Costs of revenue

Costs of revenue increased from $93.5 million in the three months ended September 30, 2015 to $152.4 million in the three months ended September 30, 2016, an increase of $58.9 million, or 63.0%, which includes a benefit of $3.2 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to the acquisition of Polaris, including an increase in the number of IT professionals and related compensation and benefit costs of $47.7 million, including higher onsite costs and lower utilization. The increased costs of revenue are also due to an increase in subcontractor costs of $8.0 million and an increase in travel expenses of $2.0 million. At September 30, 2016, we had 15,447 IT professionals inclusive of our Polaris team members as compared to 9,247 at September 30, 2015.

As a percentage of revenue, cost of revenue increased from 65.4% for the three months ended September 30, 2015 to 72.5% for three months ended September 30, 2016.

Gross profit

Our gross profit increased by $8.2 million, or 16.6%, to $57.7 million for the three months ended September 30, 2016, as compared to $49.5 million for the three months ended September 30, 2015, primarily due to revenue generated from clients acquired from the Polaris acquisition, offset by increased cost of revenue related to higher onsite costs, lower utilization, the growth in the number of IT professionals, and subcontractor costs. As a percentage of revenue, our gross profit was 27.5% and 34.6% in the three months ended September 30, 2016 and 2015, respectively.

Operating expenses

Operating expenses increased from $36.2 million in the three months ended September 30, 2015 to $54.2 million in the three months ended September 30, 2016, an increase of $17.9 million, or 49.5%, which includes a benefit of $1.4 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to the acquisition of Polaris, including an increase of $8.9 million in compensation related expenses, an increase of $6.1 million in facilities expense, an increase of $1.4 million in travel expenses and an increase of $1.0 million in intangible amortization related to acquisitions. As a percentage of revenue, our operating expenses increased from 25.3% in the three months ended September 30, 2015 to 25.8% in the three months ended September 30, 2016.

Income from operations

Income from operations decreased by 73.3%, from $13.3 million in the three months ended September 30, 2015 to $3.5 million in the three months ended September 30, 2016. As a percentage of revenue, income from operations decreased from 9.3% in the three months ended September 30, 2015 to 1.7% in the three months ended September 30, 2016.

Other income

Other income decreased by $0.4 million from $1.8 million in the three months ended September 30, 2015 to $1.4 million in the three months ended September 30, 2016, primarily due to an increase in interest expense related to our term loan, partially offset by an increase in foreign currency transaction gains.

Income tax expense

Income tax expense decreased by $3.5 million, from $4.0 million in the three months ended September 30, 2015 to $0.5 million in the three months ended September 30, 2016. Our effective tax rate decreased from 26.5% for the three months ended September 30, 2015 to 10.1% for the three months ended September 30, 2016. The decrease in the tax expense and effective tax rate for the three months ended September 30, 2016 were primarily due to a decrease in income from operations, geographical mix of profits and certain currency gains with no tax expense.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended September 30, 2016, we recorded a noncontrolling interest of $1.2 million, representing a 21.4% share of profits of Polaris held by parties other than Virtusa.

Net income attributable to Virtusa stockholders

Net income decreased by 71.0%, from $11.1 million in the three months ended September 30, 2015 to $3.2 million in the three months ended September 30, 2016 driven by lower utilization, higher on-site efforts, substantial depreciation of U.K. pound sterling, higher operating costs, and interest expense related to our term loan, partially offset by foreign currency transaction gains.

Six months ended September 30, 2016 compared to the six months ended September 30, 2015

The following table presents an overview of our results of operations for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,		$	%
(dollars in thousands)	2016	2015	Change	Change
Revenue	$415,560	$277,846	$137,714	49.6%
Costs of revenue	305,929	180,862	125,067	69.2%
Gross profit	109,631	96,984	12,647	13.0%
Operating expenses	107,943	71,318	36,625	51.4%
Income from operations	1,688	25,666	(23,978)	(93.4)%
Other (expense) income	(2,707)	3,220	(5,927)	(184.1)%
Income (loss) before income tax expense	(1,019)	28,886	(29,905)	(103.5)%
Income tax expense	35	7,687	(7,652)	(99.5)%
Net income (loss)	(1,054)	21,199	(22,253)	(105.0)%
Less: Net income attributable to noncontrolling interest	1,988	—	1,988	—
Net income (loss) attributable to Virtusa common stockholders	$(3,042)	$21,199	$(24,241)	(114.3)%

Revenue

Revenue increased by 49.6%, or $137.8 million, from $277.8 million during the six months ended September 30, 2015 to $415.6 million in the six months ended September 30, 2016. The increase in revenue was primarily driven by revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue and by substantial depreciation in the U.K. pound sterling. Revenue from North American clients in the six months ended September 30, 2016 increased by $71.8 million, or 36.2%, as compared to the six months ended September 30, 2015, primarily due to revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue. Revenue from European clients increased by $31.2 million, or 49.9%, as compared to the six months ended September 30, 2015, primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by the substantial depreciation of the U.K. pound sterling. We had 187 active clients, including 45 clients from the Polaris acquisition, at September 30, 2016, as compared to 128 active clients at September 30, 2015.

Costs of revenue

Costs of revenue increased from $180.9 million in the six months ended September 30, 2015 to $305.9 million in the six months ended September 30, 2016, an increase of $125.1 million, or 69.2% which includes a benefit of $6.0 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to the acquisition of Polaris, including an increase in the number of IT professionals and related compensation and benefit costs of $103.1 million, including higher onsite costs and lower utilization. The increased costs of revenue are also due to an increase in subcontractor costs of $15.1 million and an increase in travel expenses of $4.5 million. At September 30, 2016, we had 15,447 IT professionals inclusive of our Polaris team members as compared to 9,247 at September 30, 2015.

As a percentage of revenue, cost of revenue increased from 65.1% for the six months ended September 30, 2015 to 73.6% for six months ended September 30, 2016.

Gross profit

Our gross profit increased by $12.6 million, or 13.0%, to $109.6 million for the six months ended September 30, 2016, as compared to $97.0 million for the six months ended September 30, 2015, primarily due to revenue generated from clients acquired from the Polaris acquisition, offset by increased cost of revenue related to higher onsite costs, lower utilization, the growth in the number of IT professionals, and subcontractor costs.  As a percentage of revenue, our gross profit was 26.4% and 34.9% in the six months ended September 30, 2016 and 2015, respectively.

Operating expenses

Operating expenses increased from $71.3 million in the six months ended September 30, 2015 to $107.9 million in the six months ended September 30, 2016, an increase of $36.6 million, or 51.4%, which includes a benefit of $2.4 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to the acquisition of Polaris, including an increase of $16.0 million in compensation related expenses, an increase of $13.0 million in facilities expense, an increase of $3.1 million in travel expenses and an increase of $2.2 million in intangible amortization related to acquisitions. As a percentage of revenue, our operating expenses increased from 25.7% in the six months ended September 30, 2015 to 26.0% in the six months ended September 30, 2016.

Income from operations

Income from operations decreased by 93.4%, from $25.7 million in the six months ended September 30, 2015 to $1.7 million in the six months ended September 30, 2016. As a percentage of revenue, income from operations decreased from 9.2% in the six months ended September 30, 2015 to 0.4% in the six months ended September 30, 2016.

Other income (expense)

Other income (expense) decreased from an income of $3.2 million in the six months ended September 30, 2015 to an expense of $(2.7) million in the six months ended September 30, 2016, primarily due to an increase in interest expense related to our term loan and an increase in foreign currency transaction losses.

Income tax expense

Income tax expense decreased by $7.6 million, from $7.7 million in the six months ended September 30, 2015 to $0.1 million in the six months ended September 30, 2016. Our effective tax rate decreased from 26.6% for the six months ended September 30, 2015 to (3.4) % for the six months ended September 30, 2016. The decrease in tax expense and decrease in the effective tax rate for the six months ended September 30, 2016 were primarily due to a decrease in income from operations, geographical mix of profits and certain currency losses with no tax benefits. The negative effective tax rate is due primarily to our near breakeven profits for the six months ended September 30, 2016 offset by certain discrete items.

Noncontrolling interests

In connection with the Polaris acquisition, for the six months ended September 30, 2016, we recorded a noncontrolling interest of $2.0 million, representing a 22.0% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) attributable to Virtusa stockholders

Net income decreased by 114.3%, from a net income of $21.2 million in the six months ended September 30, 2015 to a net loss of $(3.0) million in the six months ended September 30, 2016 driven by lower utilization, higher on-site efforts, substantial depreciation of U.K. pound sterling, higher operating costs, foreign currency transaction losses and interest expense related to our term loan.

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

•                  Non-GAAP net income: net income (loss), as reported on our consolidated statements of income (loss), excluding the tax adjusted impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

•                  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss), excluding tax adjusted per share impact of the following: stock-based compensation, acquisition-related charges and foreign currency transaction gains and losses

The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
GAAP income from operation	$3,537	$13,256	$1,688	$25,666
Add: Stock-based compensation expense	6,142	3,105	12,275	6,634
Add: Acquisition-related charges(1)	3,247	2,387	6,672	4,688
Non-GAAP income from operations	$12,926	$18,748	$20,635	$36,988
GAAP operating margin	1.7%	9.3%	0.4%	9.2%
Effect of above adjustments to income from operations	4.5%	3.8%	4.6%	4.1%
Non-GAAP operating margin	6.2%	13.1%	5.0%	13.3%
GAAP net income (loss)	$3,214	$11,086	$(3,042)	$21,199
Add: Stock-based compensation expense	6,142	3,105	12,275	6,634
Add: Acquisition-related charges(1)	3,247	2,387	6,672	4,688
Add: Foreign currency transaction (gains) losses(2)	(2,030)	(219)	1,550	(194)
Tax adjustments(3)	(1,802)	(1,398)	(3,199)	(2,961)
Noncontrolling interest, net of taxes(4)	(357)	—	(556)	—
Non-GAAP net income	$8,414	$14,961	$13,700	$29,366
GAAP diluted earnings (loss) per share	$0.11	$0.37	$(0.10)	$0.71
Effect of stock-based compensation expense	0.16	0.08	0.34	0.16
Effect of acquisition-related charges(1)	0.08	0.06	0.18	0.11
Effect of foreign currency transaction (gains) losses(2)	(0.07)	(0.01)	0.05	(0.00)
Effect of noncontrolling interest(4)	(0.01)	—	(0.02)	—
Non-GAAP diluted earnings per share(5)	$0.27	$0.50	$0.45	$0.98

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

(4)                                 Noncontrolling interest represents the minority shareholders interest of Polaris

(5)                                 Non-GAAP diluted earnings per share for the six months September 30, 2016 ended includes 567,037 shares of common stock equivalents that were excluded from GAAP diluted loss per share as their effect would have been anti-dilutive.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations and debt financing.

We plan to initiate a cost reduction plan during our third and fourth quarters to reduce future operating costs.  As a result, we expect to incur between $1.5 million and $2.0 million in restructuring charges during the second half of fiscal year 2017.

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

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on September 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30.0 million in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20.0 million in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on September 30, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income (loss) plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

As of September 30, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2016 and through the date of this filing.

On July 26, 2016, we entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016 we entered into a third 12-month forward starting interest rate swap transaction to mitigate our interest rate risk on 50% of our variable rate debt (collectively, “The Interest Rate Swap Agreements”). Our objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments.  We will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93.8 million and hedge approximately 50% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap Agreements require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default.  An event of default under the  Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on September 30, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of September 30, 2016, we were in compliance with these covenants. The unrealized loss associated with the 2015 Swap Agreement was $0.1 million as of September 30, 2016, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

At September 30, 2016, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2016, we sold $11.5 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2016. No amounts were due under the financing agreement at September 30, 2016, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$8,057	$18,494
Net cash provided (used in) by investing activities	96,023	(60,726)
Net cash (used in) provided by financing activities	(94,537)	2,824
Effect of exchange rate changes on cash	368	(3,136)
Net (decrease) increase in cash and cash equivalents	9,911	(42,544)
Cash and cash equivalents, beginning of period	148,986	124,802
Cash and cash equivalents, end of period	$158,897	$82,258

Operating activities

Net cash provided by operating activities decreased in the six months ended September 30, 2016 compared to the six months ended September 30, 2015, primarily driven by a decrease in net income during the six months ended September 30, 2016 compared to the six months ended September 30, 2015.

Investing activities

Net cash provided by (used in) investing activities increased from cash used in investing activities in the six months ended September 30, 2015 to cash provided by investing activities in the six months ended September 30, 2016.   Net cash provided by investing activities is primarily due to a decrease in restricted cash related to the Polaris mandatory offering and a decrease in business acquisition payments.

Financing activities

Net cash (used in) provided by financing activities decreased from cash provided by financing activities in the six months ended September 30, 2015 to cash used in financing activities in the six months ended September 30, 2016.  Net cash used in financing activities was primarily due to the acquisition of noncontrolling interest related to Polaris and payments related to our term loan during the six months ended September 30, 2016.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU was effective for annual periods, and interim periods within those years, beginning after December 15, 2015. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The ASU did not have an impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. This standard update addresses eight specific cash flow issues, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The Company is currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the six months ended September 30, 2016 to such risks or to our management of such risks except for the risks already disclosed in Item 3 of our quarterly filing on Form 10-Q for the quarter ended June 30, 2016.

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

We have two 24 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. The U.S. dollar equivalent market value of the outstanding foreign currency derivative contracts at September 30, 2016 was $204.3 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

In connection with the Polaris acquisition, on February 25, 2016, we drew down the full $200.0 million of the term loan under the Credit Facility. Interest under this facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. The term of the Credit Agreement ends on February 24, 2021. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Credit Facility, our cash and cash equivalents, short-term investments and long-term investments. To mitigate the Company’s exposure to movements in the one-month London Inter-Bank Offer Rate (LIBOR) rate on future outstanding debt, the Company entered into the Interest Rate Swap Agreements to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest (See Note 11 of the notes to our financial statements included herein for a detail description of our debt).

At September 30, 2016, we had $227.3 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Except for changes made as part of the inclusion of Polaris, there were no changes in our internal control over financial reporting during the six months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended September 30, 2016, we withheld an aggregate of 45,891 shares of restricted stock at a price of $26.23 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
10.1+

Settlement Agreement dated as of November 8, 2016 by and between Polaris Consulting and Services Limited and Jitin Goyal (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 9, 2016 and incorporated herein by reference).

10.2+

Separation Agreement dated as of November 8, 2016 by and between Polaris Consulting & Services Ltd and Jitin Goyal (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 9, 2016 and incorporated herein by reference).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 9, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2016 (Unaudited) and March 31, 2016
	(ii)	Consolidated Statements of Income (loss) for the Three and Six Months Ended September 30, 2016 and September 30, 2015 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three and Six Months Ended September 30, 2016 and September 30, 2015 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2016 and September 30, 2015 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

+                                         Indicates a management contract or compensation plan, contract or arrangement.

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

Virtusa Corporation

Date: November 9, 2016	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1+

Settlement Agreement dated as of November 8, 2016 by and between Polaris Consulting and Services Limited and Jitin Goyal (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed November 9, 2016 and incorporated herein by reference).

10.2+

Separation Agreement dated as of November 8, 2016 by and between Polaris Consulting & Services Ltd and Jitin Goyal (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed November 9, 2016 and incorporated herein by reference).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, as filed with the SEC on November 9, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2016 (Unaudited) and March 31, 2016
	(ii)	Consolidated Statements of Income (loss) for the Three and Six Months Ended September 30, 2016 and September 30, 2015 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three and Six Months Ended September 30, 2016 and September 30, 2015 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2016 and September 30, 2015 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

+                                         Indicates a management contract or compensation plan, contract or arrangement.

*                                         Filed herewith.

**                                 Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934.