Form 10-Q
period 2016-12-31
VIRTUSA CORP
filed 2017-02-09
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 6, 2017:

Class	Number of Shares
Common Stock, par value $.01 per share	29,957,522

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2016	March 31, 2016
Assets
Current assets:
Cash and cash equivalents	$133,878	$148,986
Short-term investments	80,731	53,917
Accounts receivable, net of allowance of $1,631 and $1,046 at December 31, 2016 and March 31, 2016, respectively	117,926	138,530
Unbilled accounts receivable	71,127	58,063
Prepaid expenses	32,576	12,094
Restricted cash	220	93,921
Other current assets	24,392	23,268
Total current assets	460,850	528,779
Property and equipment, net of accumulated depreciation of $53,339 and $42,722 at December 31, 2016 and March 31, 2016, respectively	114,569	116,282
Investments accounted for using equity method	1,671	2,869
Long-term investments	22,547	28,817
Deferred income taxes	19,636	15,890
Goodwill	204,762	200,424
Intangible assets, net	59,110	66,846
Other long-term assets	9,365	20,105
Total assets	$892,510	$980,012
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,701	$27,452
Accrued employee compensation and benefits	41,260	53,897
Deferred revenue	10,872	5,971
Accrued expenses and other	26,971	42,763
Current portion of long-term debt	8,870	8,881
Income taxes payable	2,880	2,300
Total current liabilities	121,554	141,264
Deferred income taxes	25,215	16,121
Long-term debt, less current portion	178,939	185,633
Long-term liabilities	8,791	9,039
Total liabilities	334,499	352,057
Commitments and contingencies	—	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31, 2016 and March 31, 2016; zero shares issued and outstanding at December 31, 2016 and March 31, 2016	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2016 and March 31, 2016; issued 31,584,691 and 31,287,074 shares at December 31, 2016 and March 31, 2016, respectively; outstanding 29,727,988 and 29,430,371 shares at December 31, 2016 and March 31, 2016, respectively	316	313
Treasury stock, 1,856,703 common shares, at cost, at December 31, 2016 and March 31, 2016, respectively	(9,652)	(9,652)
Additional paid-in capital	301,237	297,621
Retained earnings	230,263	228,870
Accumulated other comprehensive loss	(46,831)	(42,139)
Total Virtusa stockholders’ equity	475,333	475,013
Noncontrolling interest in subsidiaries	82,678	152,942
Total equity	558,011	627,955
Total liabilities, undesignated preferred stock and stockholders’ equity	$892,510	$980,012

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenue	$217,209	$150,603	632,769	$428,449
Costs of revenue	154,847	96,908	460,776	277,770
Gross profit	62,362	53,695	171,993	150,679
Operating expenses:
Selling, general and administrative expenses	55,904	39,561	163,846	110,879
Income from operations	6,458	14,134	8,147	39,800
Other income (expense):
Interest income (expense)	(899)	1,319	(2,607)	4,246
Foreign currency transaction (losses) gains	(1,252)	201	(2,802)	395
Other, net	(180)	133	371	232
Total other income (expense)	(2,331)	1,653	(5,038)	4,873
Income before income tax expense	4,127	15,787	3,109	44,673
Income tax expense (benefit)	(1,414)	4,474	(1,378)	12,161
Net income	$5,541	$11,313	$4,487	$32,512
Less: net income attributable to noncontrolling interests, net of tax	1,106	—	3,094	—
Net income attributable to Virtusa common stockholders	$4,435	$11,313	$1,393	$32,512

Basic earnings per share	$0.15	$0.39	$0.05	$1.11
Diluted earnings per share	$0.15	$0.38	$0.05	$1.08

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net income	$5,541	$11,313	$4,487	$32,512
Other comprehensive income (loss):
Foreign currency translation adjustments	$(8,876)	$(3,184)	$(12,079)	$(9,993)
Pension plan adjustment	42	59	358	189
Unrealized gain (loss) on available-for-sale securities, net of tax	49	(99)	(115)	(85)
Unrealized gain (loss) on effective cash flow hedges, net of tax	145	1,419	4,734	(1,978)
Other comprehensive income (loss)	$(8,640)	$(1,805)	$(7,102)	$(11,867)
Comprehensive income (loss)	$(3,099)	$9,508	$(2,615)	$20,645
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	(856)	—	684	—
Comprehensive income (loss) attributable to Virtusa common stockholders	$(2,243)	$9,508	$(3,299)	$20,645

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,487	$32,512
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	19,185	11,862
Share-based compensation expense	17,023	10,317
Provision for doubtful accounts	702	204
(Gain) loss on sale of property and equipment	(388)	4
Foreign currency transaction losses (gains), net	2,802	(395)
Amortization of discounts and premiums on investments	807	535
Amortization of debt issuance cost	847	—
Deferred income taxes, net	454	—
Excess tax benefits (expense) from stock option exercises	593	(2,886)
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(3,669)	(10,095)
Prepaid expenses and other current assets	(4,422)	(4,806)
Other long-term assets	10,753	(135)
Accounts payable	7,356	1,836
Accrued employee compensation and benefits	(15,907)	(2,190)
Accrued expenses and other current liabilities	1,033	1,738
Income taxes payable	(14,593)	2,154
Other long-term liabilities	(5,459)	233
Net cash provided by operating activities	21,604	40,888
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,536	13
Purchase of short-term investments	(100,131)	(29,261)
Proceeds from sale or maturity of short-term investments	99,888	68,311
Purchase of long-term investments	(28,984)	(22,215)
Proceeds from sale of long-term investments	7,116	9,200
Decrease (increase) in restricted cash	92,651	(23,748)
Business acquisition, net of cash acquired	(3,460)	(37,167)
Purchase of property and equipment	(10,947)	(10,314)
Net cash provided by (used in) investing activities	58,669	(45,181)
Cash flows from financing activities:
Proceeds from exercise of common stock options	816	1,087
Proceeds from exercise of subsidiary stock options	357	—
Payment of debt	(7,500)	—
Payment of contingent consideration related to acquisition	(830)	(352)
Acquisition of noncontrolling interest	(89,147)	—
Payment of other noncontrolling interest	(50)	—
Proceeds from subsidiary stock sale	7,236	—
Principal payments on capital lease obligation	(118)	(87)
Excess tax (expense) benefits from stock option exercises	(593)	2,886
Net cash (used in) provided by financing activities	(89,829)	3,534
Effect of exchange rate changes on cash and cash equivalents	(5,552)	(4,301)
Net decrease in cash and cash equivalents	(15,108)	(5,060)
Cash and cash equivalents, beginning of period	148,986	124,802
Cash and cash equivalents, end of period	$133,878	$119,742

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

Fair Value of Financial Instruments

At December 31, 2016 and March 31, 2016, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits and other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.

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

In October 2016, the FASB issued ASU 2016-16, an update to the standard on income taxes. This new standard requires the recognition of current and deferred income taxes when an intra-entity transfer of assets other than inventory occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2017. Early adoption is permitted in the first interim period. Upon adoption, the entities will be required to use a modified retrospective transition approach.  The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Numerators:
Net income available to Virtusa common stockholders	$4,435	$11,313	$1,393	$32,512
Denominators:
Weighted average common shares outstanding	29,704,526	29,287,968	29,602,331	29,191,578
Dilutive effect of employee stock options and unvested restricted stock	447,064	775,801	519,414	808,640
Dilutive effect of stock appreciation rights	—	1,174	7,633	2,462
Weighted average shares-diluted	30,151,590	30,064,943	30,129,378	30,002,680
Basic earnings per share	$0.15	$0.39	$0.05	$1.11
Diluted earnings per share	$0.15	$0.38	$0.05	$1.08

During the three months ended December 31, 2016 and 2015, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 649,414 and 25,702 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the nine months ended December 31, 2016, and 2015, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 466,936 and 10,413 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Investment Securities

At December 31, 2016 and March 31, 2016, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.).

The following is a summary of investment securities at December 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$37,352	$4	$(56)	$37,300
Non-current	19,442	4	(95)	19,351
Preference shares:
Current	1,558	—	—	1,558
Non-current	1,744	—	(148)	1,596
Agency and short-term notes:
Current	1,022	—	(2)	1,020
Non-current	1,604	—	(4)	1,600
Mutual funds:
Current	21,892	239	—	22,131
Commercial paper:
Current	2,987	—	—	2,987
Time deposits:
Current	15,735	—	—	15,735
Total available-for-sale securities	$103,336	$247	$(305)	$103,278

The following is a summary of investment securities at March 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$26,662	$7	$(10)	$26,659
Non-current	22,187	45	(64)	22,168
Preference shares:
Non-current	4,149	—	—	4,149
Agency and short-term notes:
Current	1,000	1	—	1,001
Non-current	2,500	1	(1)	2,500
Mutual funds:
Current	17,309	9	(33)	17,285
Depository receipts:
Current	414	67	—	481
Time deposits:
Current	8,491	—	—	8,491
Total available-for-sale securities	$82,712	$130	$(108)	$82,734

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2016 and March 31, 2016 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Proceeds from sales of available-for-sale investment securities	$24,249	$42,906	$107,004	$77,511
Gross gains	$107	$—	$850	$1
Gross losses	—	—	—	—
Net realized gains on sales of available-for-sale investment securities	$107	$—	$850	$1

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$80,731	$—	$80,731
Available-for-sales securities—non-current	—	22,547	—	22,547
Foreign currency derivative contracts	—	10,875	—	10,875
Interest Rate Swap Contracts	—	1,723	—	1,723
Total assets	$—	$115,876	$—	$115,876
Liabilities:
Foreign currency derivative contracts	$—	$50	$—	50
Interest Rate Swap Contracts	—	—	—	—
Total liabilities	$—	$50	$—	$50

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$53,917	$—	$53,917
Available-for-sales securities—non-current	—	28,817	—	28,817
Foreign currency derivative contracts	—	5,694	—	5,694
Total assets	$—	$88,428	$—	$88,428
Liabilities:
Foreign currency derivative contracts	$—	$560	$—	560
Contingent consideration	—	—	839	839
Total liabilities	$—	$560	$839	$1,399

The Company determines the fair value of the contingent consideration related to acquisitions based on the probability of attaining certain revenue and profit margin targets using an appropriate discount rate to present value the liability.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at December 31, 2016.

Level 3 Liabilities
Balance at April 1, 2016	$839
Contingent consideration recognized in earnings	33
Payments made during the period	(872)
Balance at December 31, 2016	$—

(6) Derivative Financial Instruments

The Company uses derivative instruments to manage selected foreign currency and interest rate exposures. The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 24-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period (“Polaris Cash Flow Program”). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on the U.K. pound sterling, the euro and the Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments.  All counterparties currently have investment grade credit ratings.  The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts.  The Company has derivative contracts with three counterparties as of December 31, 2016.

The Company’s agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations.  As of December 31, 2016, the Company had not posted any collateral related to these agreements.  If the Company had breached any of these provisions as of December 31, 2016, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2016 fair values reflected in the table below.  During the three months ended December 31, 2016, the Company was not in default of any of its derivative obligations.

ASC 815, “Derivative and Hedging” requires that all derivatives be recognized on the balance sheet at fair value. The Company evaluates all of its derivatives based on market observable inputs, including both forward and spot prices for currencies. Any significant change in the forward or spot prices for hedged currencies would have a significant impact on the value of the Company’s derivatives. Changes in fair value of the designated cash flow hedges for the Company’s Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, until the forecasted hedged transactions occur and are then recognized in the consolidated statement of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If, and when, all or part of a hedge relationship is discontinued because the forecasted transaction is deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, the contract, or the relative amount of the contract, is deemed “ineffective” and any related derivative amounts recorded in equity are reclassified to earnings. There were no gains (losses) that were reclassified from AOCI into earnings as a result of forecasted transactions that were considered probable of not occurring for the nine months ended December 31, 2016 and 2015.

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $169,112 and $266,706 at December 31, 2016 and March 31, 2016, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $10,699 at December 31, 2016. At December 31, 2016, the maximum outstanding term of any derivative instrument was 18 months.

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

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and hedge approximately 50% of the Company’s forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if the Company is in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default.  An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00.   As of December 31, 2016, the Company was in compliance with these covenants. The unrealized gain associated with the 2015 Swap Agreement was $1,723 as of December 31, 2016, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2016 and March 31, 2016:

Derivatives designated as hedging instruments

	December 31, 2016	March 31, 2016
Foreign currency exchange contracts:
Other current assets	$9,748	$3,706
Other long-term assets	$1,127	$1,988
Accrued expenses and other	$46	$278
Long-term liabilities	$4	$282

	December 31, 2016	March 31, 2016
Interest rate swap contracts:
Other long-term assets	$1,723	$—

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Relationships	2016	2015	2016	2015
Foreign currency exchange contracts	$1,947	$1,913	$11,807	$(2,182)
Interest rate swaps	$1,826	$—	$1,723	$—

Location of Gain Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three Months Ended December 31,		Nine Months Ended December 31,
Portion)	2016	2015	2016	2015
Revenue	$932	$—	$2,409	$—
Costs of revenue	$1,505	$(47)	$2,877	$283
Operating expenses	$877	$(31)	$1,722	$140

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three Months Ended December 31,		Nine Months Ended December 31,
as Hedging Instrument	Recognized in Income on Derivatives	2016	2015	2016	2015
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$—	$127	$(180)	$(915)
	Revenue	$(94)	$455	$(10)	$185
	Costs of revenue	$(11)	$(254)	$(50)	$(129)
	Selling, general and administrative expenses	$(42)	$(46)	$(55)	$(35)

(7) Acquisitions

On March 3, 2016, pursuant to a share purchase agreement (the “SPA”), dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of the Company, Polaris Consulting & Services Limited (“Polaris”) and the Promoter Sellers named therein, as amended, the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168,257 (Indian rupees 11,391,365) in cash (the “Polaris SPA Transaction”). In addition, on April 6, 2016, Virtusa India completed an unconditional mandatory open offer with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris common stock from Polaris’ public shareholders. The mandatory open offer was conducted in accordance with requirements of the Securities and Exchange Board of India (“SEBI”) and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for an aggregate purchase price of approximately $89,147 (Indian rupees 5,935,260). Pursuant to the mandatory open offer, during the fiscal year ended March 31, 2016, the Company transferred $89,220 into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016, and the mandatory open offer closed on April 6, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

Upon the closing of the mandatory offering, Virtusa’s ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris’ fully diluted shares of common stock outstanding, and from approximately 52.9% to 78.8% of Polaris’ basic shares of common stock outstanding. Under applicable Indian rules on takeovers, Virtusa India was required to sell within one year of the settlement of the unconditional mandatory offer its shares of common stock in Polaris in excess of 75% of the basic outstanding shares of common stock of Polaris. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public offering. The sale offer closed on December 14, 2016, and the Company received approximately $7,645 in proceeds, net of $188 in brokerage fees and taxes. In addition to these costs, the Company incurred additional costs of $409 towards professional and legal fees and expense. The Company’s ownership interest in Polaris prior to the sale offer was 78.6% of the outstanding shares of common stock, and upon the closing of the sale offer, the Company’s ownership interest decreased from 78.6% to 74.9% of Polaris’ basic shares of common stock outstanding. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest are accounted for as equity transactions.

Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following is based on information available at December 31, 2016 and may be subject to change during the measurement period. During the nine months ended December 31, 2016, the Company recorded $4,354 and $9,386 to goodwill related to noncontrolling interest and deferred tax liabilities respectively; and $4,624 and $317 as a reduction of goodwill related to fair value adjustment related to certain assets and certain accruals respectively. During the nine months ended December 31, 2016, the impact to the consolidated statements of income (loss) was not material.

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$168,257
Less: Cash acquired	(40,782)
Total purchase price, net of cash acquired	$127,475
Acquisition-related costs	$9,813
Assets and liabilities
Cash and cash equivalents	$40,782
Accounts receivable and unbilled receivable	71,844
Short term investments	17,695
Other current assets	13,912
Property and equipment	79,091
Long term investments	8,396
Long term assets	12,500
Goodwill	129,542
Customer relationships	33,000	10 - 15 years
Trademark	2,400	2 years
Accounts Payable	(42,676)
Deferred revenue	(5,117)
Accrued expenses and other current liabilities	(12,062)
Deferred income taxes	(21,683)
Long term liabilities	(7,340)
Noncontrolling interest	(152,027)
Total purchase price	168,257
Less: Cash acquired	(40,782)
Total purchase price, net of cash acquired	$127,475

Acquisition costs are recorded in selling, general and administrative expenses. Noncontrolling interest for the minority shares outstanding  was recorded at fair value, based on the Polaris common stock closing stock price on the date of acquisition and the fair value of vested Polaris stock options exercisable for Polaris common stock were valued based on  the Black-Scholes option pricing model. The assets of Polaris acquired, and liabilities assumed by the Company, include net assets of $300 related to a business unit that was sold to a third party on July 8, 2016. To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. See Note 11 of the notes to our financial statements included herein for a detail description of our debt.

(8) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at December 31, 2016:

Amount
Balance at April 1, 2016	$200,424
Preliminary purchase price adjustment	8,797
Foreign currency translation adjustments	(4,459)
Balance at December 31, 2016	$204,762

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,073. The acquisition costs and goodwill balance not deductible for tax purposes are $142,577 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014) and the Polaris acquisition.

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

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at December 31, 2016.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$80,466	$23,427	$57,039
Trademark	2.1	2,845	1,146	1,699
Technology	5.0	500	128	372
	10.3	$83,811	$24,701	$59,110

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(9) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense.  The Company’s effective tax rate was (34.3)% and (44.3)% for the three and nine months ended December 31, 2016, as compared to an effective tax rate of 28.3% and 27.2% for the three and nine months ended December 31, 2015.  The Company’s reported effective tax rate is impacted by jurisdictional mix of profits and losses in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

The Company created two export oriented units in India; one in Bangalore during the fiscal year ended March 31, 2011 and a second unit in Hyderabad (Special Economic Zone or “SEZ”) during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Company’s Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as a SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as a SEZ. As a SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company’s profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. In the fiscal year ended March 31, 2014, the Company leased two facilities in SEZ designated locations, in Bangalore and Pune, India, each of which is eligible for tax holidays for up to 15 years beginning in the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2016, the Company expanded its facilities in Hyderabad to create a third export oriented unit and received approval for SEZ benefits for a period up to 15 years. The Company’s India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.6%. Based on the latest changes in tax laws, book profits of SEZ units are subject to Indian Minimum Alternative Tax (“MAT”), commencing April 1, 2011, which will continue to negatively impact the Company’s cash flows.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2016, the Company believed it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On September 30, 2015, the Company received confirmation for the Board of Investments that it has satisfied investment criteria through March 31, 2015 and is eligible for holiday benefits. At December 31, 2016, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

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

A valuation allowance is required if, based on available evidence, it is more likely than not, that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income. Net income in the United States has decreased during the nine months ended December 31, 2016 compared with the nine months ended December 31, 2015. The Company has a significant deferred tax asset in the United States at December 31, 2016.  We continue to monitor all positive and negative evidence related to this asset.  At December 31, 2016, the Company determined that a specific valuation allowance was not required.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2016 and March 31, 2016, the total liability for unrecognized tax benefits was $6,576 and $6,693. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the nine months ended December 31, 2016, the unrecognized tax benefits decreased by $117 and increased by $100 during the nine months ended December 31, 2015. The decrease in unrecognized tax benefits in the nine months period ending December 31, 2016,  was predominantly due to release of a prior period US tax position, offset by increases for incremental interest accrued on existing uncertain tax positions. The increase in unrecognized tax benefits in the nine months period ending December 31, 2015, was predominantly due to increases for incremental interest accrued on existing uncertain tax positions and a prior period tax position in a foreign jurisdiction.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At December 31, 2016, the Company had $360,220 of unremitted earnings from foreign subsidiaries and approximately $144,676 of cash, short-term investments and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(10) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Client revenue:
North America	$140,597	$105,601	$410,711	$303,923
Europe	48,679	34,308	142,245	96,715
Rest of world	27,933	10,694	79,813	27,811
Consolidated revenue	$217,209	$150,603	$632,769	$428,449

	December 31, 2016	March 31, 2016
Long-lived assets, net of accumulated depreciation and amortization:
North America	$92,231	$96,031
Asia	270,093	268,636
Europe and others	16,117	18,885
Consolidated long-lived assets, net	$378,441	$383,552

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Customer 1	16.6%	1.5%	16.3%	1.7%

(11) Debt

On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the Company’s existing $25,000 credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the “Credit Facility”). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company is required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017, the Company is required to make principle payments of $2,500 per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 24, 2021. At December 31, 2016, the interest rate on the Credit Facility was 3.27% and there were no borrowings under the revolving credit facility.

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30,000 in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20,000 in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on December 31, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges,

(vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

At December 31, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility at December 31, 2016 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	December 31, 2016	March 31, 2016
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	10,000	10,000
Less: deferred financing costs — current	(1,130)	(1,119)
Total	$8,870	$8,881

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	December 31, 2016	March 31, 2016
Term loan	$192,500	$200,000
Less:
Current maturities	(10,000)	(10,000)
Deferred financing costs, long-term	(3,561)	(4,367)
Total	$178,939	$185,633

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

The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and hedge approximately 50% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap Agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The unrealized gain associated with the 2015 Swap Agreement was $1,723 at December 31, 2016, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the nine months ended December 31, 2016, $16,426 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine months ended December 31, 2016. No amounts were due as of December 31, 2016, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(12) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Components of net periodic pension cost
Service cost	$325	$186	$990	$554
Interest cost	133	73	416	209
Expected return on plan assets	(155)	(79)	(459)	(243)
Amortization past service cost	2	2	7	7
Amortization of actuarial loss	40	37	122	115
Net periodic pension cost	$345	$219	1,076	$642

The Company expects to contribute approximately $1,863 in cash to the gratuity plans during the fiscal year ending March 31, 2017. During the nine months ended December 31, 2016, the Company made cash contributions of $1,224 towards the plans for the fiscal year 2017.

(13) Restructuring

During the three months ending December 31, 2016, the Company implemented certain cost saving and  restructuring initiatives related to a workforce reduction. During the three months ended December 31, 2016, the Company incurred $1,888, primarily related to one-time termination benefits, which have been included in selling, general and administrative expenses in the consolidated statements of income. The Company expects to incur additional restructuring costs of approximately $800 in the three months ended March 31, 2017. The Company expects to complete these initiatives by March 31, 2017.

The following table summarizes the restructuring charges during the period ending December 31, 2016

December 31, 2016
Balance at April 1, 2016	$—
Provisions	1,888
Cash Payments	(170)
Balance at December 31, 2016	$1,718

(14) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
Accumulated Other Comprehensive Income (Loss)	2016	2015	2016	2015
Investment securities
Beginning balance	$(122)	$(4)	$23	$(18)
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $83, $0, $48 and $0	47	(99)	(125)	(84)
Reclassifications from OCI to other income, net of tax of $0, $0, $3 and $0	1	—	10	(1)
(Less) : Noncontrolling interests, net of tax	(36)	—	(18)	—
Comprehensive income (loss) on investment securities, net of tax of $83, $0, $51 and $0	12	(99)	(133)	(85)
Closing Balance	$(110)	$(103)	$(110)	$(103)
Currency Translation Adjustments
Beginning balance	$(48,220)	$(42,374)	$(45,211)	$(35,565)
OCI before reclassifications	(8,876)	(3,184)	(12,079)	(9,993)
(Less): Noncontrolling interests, net of tax	1,964	—	2,158	—
Comprehensive income (loss) on currency translation adjustment	(6,912)		(9,921)
Closing Balance	$(55,132)	$(45,558)	$(55,132)	$(45,558)
Cash Flow Hedges
Beginning balance	$8,811	$(1,010)	$3,934	$2,387
OCI before reclassifications net of tax of $1,176, $(488), $3,577 and $657	2,598	1,425	9,956	(1,525)
Reclassifications from OCI to
- Revenue, net of tax of $(322), $0, $(834) and $0	(609)	—	(1,575)	—
- Costs of revenue, net of tax of $(340), $(52), $(620) and $(16)	(1,165)	(5)	(2,257)	(299)
- Selling, general and administrative expenses, net of tax of $(198), $(32), $(382) and $(14)	(679)	(1)	(1,390)	(154)
(Less): Noncontrolling interests, net of tax	43	—	331	—
Comprehensive income (loss) on cash flow hedges, net of tax of $316, $(572), $1,741 and $627	188	1,419	5,065	(1,978)
Closing Balance	$8,999	$409	$8,999	$409
Benefit plans
Beginning balance	$(621)	$(802)	$(885)	$(932)
OCI before reclassifications net of tax of $0 for all periods	$—	$—	$247	$—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2	6	6
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—	1	1
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	25	28	77	80
- Selling, general and administrative expenses, net of tax of $0 for all periods	15	9	45	34
Other adjustments		20	(18)	68
(Less): Noncontrolling interests, net of tax	(9)	—	(61)	—
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	33	59	297	189
Closing Balance	$(588)	$(743)	$(588)	$(743)
Accumulated other comprehensive loss at December 31, 2016	$(46,831)	$(45,995)	$(46,831)	$(45,995)

(15) Subsequent Events

On January 10, 2017, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling (“GBP”) against the U.S. dollar, the Swedish Krona (“SEK”) against the U.S. dollar and the Euro against the U.S. dollar, each of which will expire on various dates during the period ending March 31, 2017. The GBP contracts have an aggregate notional amount of approximately £9,244 (approximately $11,252), the SEK contracts have an aggregate notional amount of approximately SEK 8,585 (approximately $958) and the Euro contracts have an aggregate notional amount of approximately EUR 553 (approximately $584). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.217, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.112, and the weighted average U.S. dollar settlement rate associated with the Euro contracts is approximately $1.055.

On January 11, 2017, the Company’s majority owned subsidiary, Polaris purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar. The U.S dollar contracts have an aggregate notional amount of approximately 286,155 Indian rupees (approximately $4,000) and have an average settlement rate of 71.539 Indian rupees. These contracts will expire at various dates during the 15 month period ending on March 28, 2018.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global information technology services provider. Using an enhanced global delivery model, we provide end-to-end information technology (“IT”) services to Global 2000 companies. These services include IT and business consulting, digital enablement services, user experience (“UX”) design, development of IT applications, maintenance and support services, systems integration, infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing our clients’ core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. We have built targeted solutions that enable our clients to reduce their IT operations cost, while simultaneously increasing their ability to accelerate business growth in existing and new market segments. We further differentiate ourselves by enabling our clients to expand their addressable market through our millennial offerings and to improve the efficiencies of operating their business through our industry leading transformational solutions. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At December 31, 2016, we had 17,500 employees, or team members, inclusive of our Polaris team members.

On March 3, 2016, pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of the Company, Polaris Consulting & Services Limited (“Polaris”) and the promoter sellers named therein, as amended on February 25, 2016 (the “SPA”), the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted common stock  of Polaris from certain Polaris shareholders for approximately $168.3 million in cash (the “Polaris SPA Transaction”). The primary strategic purpose and goal of Virtusa’s acquisition of Polaris was, and is, as follows:

•  The combination of Virtusa and Polaris creates a unique, fully integrated provider of comprehensive solutions and services  across the banking and financial services industry,

• The combination meaningfully expands our addressable market, and

• The transaction enhances our ability to pursue larger consulting and outsourcing contracts.

In addition, on April 6, 2016, as part of the Polaris acquisition, Virtusa India completed an unconditional mandatory open offer (the “Mandatory Tender Offer”) with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris common stock from Polaris’ public shareholders. The Mandatory Tender Offer was conducted in accordance with requirements of the Securities and Exchange Board of India (“SEBI”) and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for approximately $3.25 per share for an aggregate purchase price of approximately $89.1 million (Indian rupees 5,935 million) inclusive of transaction costs. Upon the closing of the Mandatory Tender Offer, Virtusa India’s ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris’ fully diluted shares of common stock outstanding, and from approximately 52.9% to 78.8% of Polaris’ basic shares of common stock outstanding. Under applicable Indian rules on takeovers, Virtusa India was required to sell within one year of the settlement of the Mandatory Tender Offer its shares of common stock in Polaris in excess of 75% of the basic outstanding share capital of Polaris. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public sale offer. The sale offer closed on December 14, 2016, and the Company received approximately $7.7 million in proceeds, net of $0.2 million in brokerage fees and taxes. In addition to these costs, the Company incurred additional professional and legal fees and expenses of $0.4 million. The Company’s ownership interest in Polaris prior to the sale offer was 78.6% of the outstanding shares of common stock, and upon the closing of the sale offer, the Company’s ownership interest decreased from 78.6% to 74.9% of Polaris’ basic shares of common stock outstanding.

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the Company’s existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We are required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017, we are required to make principle payments of $2.5 million per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021.

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

In the three months ended December 31, 2016, our revenue increased by 44% to $217.2 million, compared to $150.6 million in the three months ended December 31, 2015. In the nine months ended December 31, 2016, our revenue increased by 48% to $632.8 million, compared to $428.4 million in the nine months ended December 31, 2015.

In the three months ended December 31, 2016, net income decreased by 61% to $4.4 million, as compared to a net income of $11.3 million in the three months ended December 31, 2015. Net income decreased by 96% from $32.5 million in the nine months ended December 31, 2015 to a net income of $1.4 million in the nine months ended December 31, 2016.

The increase in revenue for the three and nine months ended December 31, 2016, as compared to the three and nine months ended December 31, 2015, primarily resulted from:

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

The key drivers of the decrease in our net income for the three and nine months ended December 31, 2016, as compared to the three and nine months ended December 31, 2015 were as follows:

•                 Decreases in BFSI revenue, particularly in our insurance industry group

•                 Slight increase in gross profit, while at lower gross margin, reflective of lower utilization and higher costs of revenue which includes investments to deliver key digital transformation programs to our clients, which require higher onsite effort and contractor resourcing before we can fully leverage our global delivery model

•                 Substantial depreciation in the U.K. pound sterling (“GBP”) which impacted our U.K. based revenues when consolidating into U.S. dollar and costs of revenue when converting Indian rupee denominated costs into GBP under our transfer pricing model

•                  Higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth and acquisition related amortization

•                  Interest expense related to our outstanding term loan under our Credit Agreement

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2016 and 2015, 80% and 84%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the nine months ended December 31, 2016 and 2015, 82% and 86%, respectively, of our revenue was derived from clients who had been using our services for more than one year. The decrease was primarily driven by a new base of clients acquired from Polaris on March 3, 2016. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended December 31, 2016, our application outsourcing and consulting revenue represented 58% and 42%, respectively of our total revenue as compared to 55% and 45%, respectively, for the three months ended December 31, 2015. For the nine months ended December 31, 2016, our application outsourcing and consulting revenue represented 58% and 42%, respectively, of our total revenue as compared to 55% and 45%, respectively, for the nine months ended December 31, 2015.

In the three months ended December 31, 2016, our European revenue increased by 42%, or $14.4 million, to $48.7 million, or 22% of total revenue, from $34.3 million, or 23% of total revenue in the three months ended December 31, 2015. In the nine months ended December 31, 2016, our European revenue increased by 47%, or $45.5 million, to $142.2 million, or 22% of total revenue, from $96.7 million, or 23% of total revenue in the nine months ended December 31, 2015.The increase in revenue for the three and nine months ended December 31, 2016 is primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by substantial depreciation of the U.K. pound sterling.

Our gross profit increased by $8.7 million to $62.4 million for the three months ended December 31, 2016, as compared to $53.7 million in the three months ended December 31, 2015. Our gross profit increased by $21.3 million to $172.0 million for the nine months ended December 31, 2016 as compared to $150.7 million in the nine months ended December 31, 2015. The increase in gross profit during the three and nine months ended December 31, 2016, as compared to the three and nine months ended December 31, 2015, was primarily due to higher revenue, primarily from the Polaris acquisition, offset by higher costs of revenue which includes substantially higher on-site effort, lower utilization and depreciation in the U.K. pound sterling. As a percentage of revenue, gross margin was 28.7% and 35.7% in the three months ended December 31, 2016 and 2015, respectively. During the nine months ended December 31, 2016 and 2015, gross margin, as a percentage of revenue, was 27.2% and 35.2%, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 43% and 40% of total revenue, and revenue from time-and-materials contracts represented 57% and 60% of total revenue for the three months ended December 31, 2016 and 2015, respectively. Revenue from fixed-price contracts represented 43% and 39% of total revenue and revenue from time-and-materials contracts represented 57% and 61% for the nine months ended December 31, 2016 and 2015, respectively. The revenue earned from fixed-price contracts in the three and nine months ended December 31, 2016 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2016, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition and was approximately 26.8%, of which 7.7% relates to implementation of certain cost saving and restructuring initiatives. Our attrition rate at December 31, 2016 reflects a higher rate of attrition as compared to the corresponding prior year period. Although we remain committed to continuing to improve our voluntary attrition levels, there is intense competition for IT professionals with the specific domain skills necessary to provide the type of services we offer. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended December 31, 2016 compared to the three months ended December 31, 2015

The following table presents an overview of our results of operations for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 30,		$	%
(dollars in thousands)	2016	2015	Change	Change
Revenue	$217,209	$150,603	$66,606	44.2%
Costs of revenue	154,847	96,908	57,939	59.8%
Gross profit	62,362	53,695	8,667	16.1%
Operating expenses	55,904	39,561	16,343	41.3%
Income from operations	6,458	14,134	(7,676)	(54.3)%
Other income	(2,331)	1,653	(3,984)	(241.0)%
Income before income tax expense	4,127	15,787	(11,660)	(73.9)%
Income tax expense (benefit)	(1,414)	4,474	(5,888)	(131.6)%
Net income	5,541	11,313	(5,772)	(51.0)%
Less: Net income attributable to noncontrolling interest	1,106	—	1,106
Net income attributable to Virtusa common stockholders	$4,435	$11,313	$(6,878)	(60.8)%

Revenue

Revenue increased by 44.2%, or $66.6 million, from $150.6 million during the three months ended December 31, 2015 to $217.2 million in the three months ended December 31, 2016. The increase in revenue was primarily driven by revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue and by the substantial depreciation in the U.K. pound sterling. Revenue from North American clients in the three months ended December 31, 2016 increased by $35.0 million, or 33.1%, as compared to the three months ended December 31, 2015, primarily due to revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue. Revenue from European clients increased by $14.4 million, or 41.9%, as compared to the three months ended December 31, 2015, primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by the substantial depreciation of the U.K. pound sterling. We had 189 active clients, including 45 clients from the Polaris acquisition, at December 31, 2016, as compared to 131 active clients at December 31, 2015.

Costs of revenue

Costs of revenue increased from $96.9 million in the three months ended December 31, 2015 to $154.8 million in the three months ended December 31, 2016, an increase of $57.9 million, or 59.8%, which includes a benefit of $3.3 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to the acquisition of Polaris, including an increase in the number of IT professionals and related compensation and benefit costs of $47.3 million, including higher onsite costs and lower utilization. The increased costs of revenue are also due to an increase in subcontractor costs of $7.6 million and an increase in travel expenses of $1.9 million. At December 31, 2016, we had 15,805 IT professionals inclusive of our Polaris team members as compared to 9,512 at December 31, 2015.

As a percentage of revenue, cost of revenue increased from 64.3% for the three months ended December 31, 2015 to 71.3% for three months ended December 31, 2016.

Gross profit

Our gross profit increased by $8.7 million, or 16.1%, to $62.4 million for the three months ended December 31, 2016, as compared to $53.7 million for the three months ended December 31, 2015, primarily due to revenue generated from clients acquired from the Polaris acquisition, offset by increased cost of revenue related to higher onsite costs, substantial depreciation of the U.K. pound sterling, lower utilization, the growth in the number of IT professionals, and subcontractor costs. As a percentage of revenue, our gross profit was 28.7% and 35.7% in the three months ended December 31, 2016 and 2015, respectively.

Operating expenses

Operating expenses increased from $39.6 million in the three months ended December 31, 2015 to $55.9 million in the three months ended December 31, 2016, an increase of $16.3 million, or 41.3%, which includes a benefit of $1.4 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to the acquisition of Polaris, including an increase of $8.2 million in compensation related expenses, $1.9 million in restructuring charges, an increase of $3.4 million in professional services, an increase of $0.5 million in facilities expense, an increase of $1.4 million in travel expenses and an increase of $1.0 million in intangible amortization related to acquisitions. As a percentage of revenue, our operating expenses decreased from 26.3% in the three months ended December 31, 2015 to 25.7% in the three months ended December 31, 2016.

Income from operations

Income from operations decreased by 54.3%, from $14.1 million in the three months ended December 31, 2015 to $6.5 million in the three months ended December 31, 2016. As a percentage of revenue, income from operations decreased from 9.4% in the three months ended December 31, 2015 to 3.0% in the three months ended December 31, 2016.

Other income

Other income decreased by $4.0 million from $1.7 million in the three months ended December 31, 2015 to an expense of  $(2.3) million in the three months ended December 31, 2016, primarily due to our interest expense related to our term loan, and an increase in foreign currency transaction losses.

Income tax expense (benefit)

Income tax expense decreased by $5.9 million, from $4.5 million in the three months ended December 31, 2015 to a benefit of $(1.4) million in the three months ended December 31, 2016. Our effective tax rate decreased from 28.3% for the three months ended December 31, 2015 to (34.3) % for the three months ended December 31, 2016. The decrease in the tax expense and effective tax rate for the three months ended December 31, 2016 was primarily due to a decrease in income from operations and geographical mix of profits, offset by certain foreign currency translation losses with no corresponding tax benefit.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended December 31, 2016, we recorded a noncontrolling interest of $ 1.1 million, representing a 22.1 % share of profits of Polaris held by parties other than Virtusa.

Net income attributable to Virtusa stockholders

Net income decreased by 51.0%, from $11.3 million in the three months ended December 31, 2015 to $5.5 million in the three months ended December 31, 2016 driven by lower utilization, higher on-site efforts, substantial depreciation of the U.K. pound sterling, higher operating costs, and interest expense related to our term loan, and foreign currency transaction losses.

Nine months ended December 31, 2016 compared to the nine months ended December 31, 2015

The following table presents an overview of our results of operations for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,		$	%
(dollars in thousands)	2016	2015	Change	Change
Revenue	$632,769	$428,449	$204,320	47.7%
Costs of revenue	460,776	277,770	183,006	65.9%
Gross profit	171,993	150,679	21,314	14.1%
Operating expenses	163,846	110,879	52,967	47.8%
Income from operations	8,147	39,800	(31,653)	(79.5)%
Other (expense) income	(5,038)	4,873	(9,911)	(203.4)%
Income before income tax expense	3,109	44,673	(41,564)	(93.0)%
Income tax expense (benefit)	(1,378)	12,161	(13,539)	(111.3)%
Net income	4,487	32,512	(28,025)	(86.2)%
Less: Net income attributable to noncontrolling interest	3,094	—	3,094
Net income attributable to Virtusa common stockholders	$1,393	$32,512	$(31,119)	(95.7)%

Revenue

Revenue increased by 47.7%, or $204.4 million, from $428.4 million during the nine months ended December 31, 2015 to $632.8 million in the nine months ended December 31, 2016. The increase in revenue was primarily driven by revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue and by substantial depreciation in the U.K. pound sterling. Revenue from North American clients in the nine months ended December 31, 2016 increased by $106.8 million, or 35.1%, as compared to the nine months ended December 31, 2015, primarily due to revenue generated from clients acquired by us in the acquisition of Polaris and revenue growth primarily in our M&I industry group, partially offset by a decrease in our BFSI revenue. Revenue from European clients increased by $45.5 million, or 47.1%, as compared to the nine months ended December 31, 2015, primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by the substantial depreciation of the U.K. pound sterling. We had 189 active clients, including 45 clients from the Polaris acquisition, at December 31, 2016, as compared to 131 active clients at December 31, 2015.

Costs of revenue

Costs of revenue increased from $277.8 million in the nine months ended December 31, 2015 to $460.8 million in the nine months ended December 31, 2016, an increase of $183.0 million, or 65.9% which includes a benefit of $9.3 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to the acquisition of Polaris, including an increase in the number of IT professionals and related compensation and benefit costs of $150.4 million, including higher onsite costs and lower utilization. The increased costs of revenue are also due to an increase in subcontractor costs of $22.7 million and an increase in travel expenses of $6.4 million. At December 31, 2016, we had 15,805 IT professionals inclusive of our Polaris team members as compared to 9,512 at December 31, 2015.

As a percentage of revenue, cost of revenue increased from 64.8% for the nine months ended December 31, 2015 to 72.8% for nine months ended December 31, 2016.

Gross profit

Our gross profit increased by $21.3 million, or 14.1%, to $172.0 million for the nine months ended December 31, 2016, as compared to $150.7 million for the nine months ended December 31, 2015, primarily due to revenue generated from clients acquired from the Polaris acquisition, offset by increased cost of revenue related to higher onsite costs, lower utilization, the growth in the number of IT professionals, and subcontractor costs.  As a percentage of revenue, our gross profit was 27.2% and 35.2% in the nine months ended December 31, 2016 and 2015, respectively.

Operating expenses

Operating expenses increased from $110.9 million in the nine months ended December 31, 2015 to $163.8 million in the nine months ended December 31, 2016, an increase of $52.9 million, or 47.8%, which includes a benefit of $3.8 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to the acquisition of Polaris, including an increase of $24.2 million in compensation related expenses, $1.9 million in restructuring charges, an increase of $13.5 million in facilities expense, an increase of $6.2 million in professional service expense, an increase of $4.5 million in travel expenses and an increase of $3.2 million in intangible amortization related to acquisitions. As a percentage of revenue, our operating expenses remains unchanged at 25.9% in the nine months ended December 31, 2015 and 2016.

Income from operations

Income from operations decreased by 79.5%, from $39.8 million in the nine months ended December 31, 2015 to $8.1million in the nine months ended December 31, 2016. As a percentage of revenue, income from operations decreased from 9.3% in the nine months ended December 31, 2015 to 1.3% in the nine months ended December 31, 2016.

Other income (expense)

Other income (expense) decreased from an income of $4.9 million in the nine months ended December 31, 2015 to an expense of $(5.0) million in the nine months ended December 31, 2016, primarily due to interest expense related to our term loan and an increase in foreign currency transaction losses.

Income tax expense

Income tax expense decreased by $13.6 million, from $12.2 million in the nine months ended December 31, 2015 to a benefit $(1.4) million in the nine months ended December 31, 2016. Our effective tax rate decreased from 27.2% for the nine months ended December 31, 2015 to (44.3)% for the nine months ended December 31, 2016. The decrease in tax expense and decrease in the effective tax rate for the nine months ended December 31, 2016 were primarily due to a decrease in income from operations, geographical mix of profits and certain foreign currency translation losses with no corresponding tax benefits.

Noncontrolling interests

In connection with the Polaris acquisition, for the nine months ended December 31, 2016, we recorded a noncontrolling interest of $3.1 million, representing a 22.1% share of profits of Polaris held by parties other than Virtusa.

Net income attributable to Virtusa stockholders

Net income decreased by 95.7%, from a net income of $32.5 million in the nine months ended December 31, 2015 to a net income of $1.4 million in the nine months ended December 31, 2016 driven by lower utilization, higher on-site efforts, substantial depreciation of the U.K. pound sterling, higher operating costs, foreign currency transaction losses and interest expense related to our term loan.

Non-GAAP Financial Measures

We include certain non-GAAP financial measures as defined by Regulation G by the Securities and Exchange Commission. These non-GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non-GAAP measures used by other companies. In addition, these non-GAAP measures should be read in conjunction with our financial statements prepared in accordance with GAAP.

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

•                  We present the following consolidated statement of income measures that exclude acquisition-related charges and restructuring charges, stock-based compensation expense and foreign currency transaction gains and losses to provide further insights into the comparison of our operating results among the periods.

•                  Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income, excluding stock-based compensation expense, acquisition-related charges and restructuring charges

•                  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

•                  Non-GAAP net income: net income, as reported on our consolidated statements of income, excluding the tax adjusted impact of the following: stock-based compensation, acquisition-related charges and restructuring charges, and foreign currency transaction gains and losses

•                  Non-GAAP diluted earnings per share: diluted earnings per share, as reported on our consolidated statements of income, excluding tax adjusted per share impact of the following: stock-based compensation, acquisition-related charges and restructuring charges, and foreign currency transaction gains and losses

The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
GAAP income from operation	$6,458	$14,134	$8,147	$39,800
Add: Stock-based compensation expense	4,748	3,683	17,023	10,317
Add: Acquisition-related charges and restructuring charges(1)	5,116	2,926	11,787	7,614
Non-GAAP income from operations	$16,322	$20,743	$36,957	$57,731
GAAP operating margin	3.0%	9.4%	1.3%	9.3%
Effect of above adjustments to income from operations	4.5%	4.4%	4.6%	4.2%
Non-GAAP operating margin	7.5%	13.8%	5.9%	13.5%
GAAP net income	$4,435	$11,313	$1,393	$32,512
Add: Stock-based compensation expense	4,748	3,683	17,023	10,317
Add: Acquisition-related charges and restructuring charges (1)	5,116	2,926	11,787	7,614
Add: Foreign currency transaction (gains) losses(2)	1,252	(201)	2,802	(395)
Tax adjustments(3)	(4,198)	(1,816)	(7,397)	(4,777)
Noncontrolling interest, net of taxes(4)	(319)	—	(875)	—
Non-GAAP net income	$11,034	$15,905	$24,733	$45,271
GAAP diluted earnings per share	$0.15	$0.38	$0.05	$1.08
Effect of stock-based compensation expense	0.07	0.09	0.41	0.25
Effect of acquisition-related charges and restructuring charges (1)	0.10	0.07	0.28	0.18
Effect of foreign currency transaction (gains) losses(2)	0.06		0.11	(0.01)
Effect of noncontrolling interest(4)	(0.01)	—	(0.03)	—
Non-GAAP diluted earnings per share(5)	$0.37	$0.54	$0.82	$1.50

(1)                                 Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs, including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges include one-time termination benefits, as well as certain professional fees related to the restructuring.

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

(5)                                 Non-GAAP diluted earnings per share is subject to rounding

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations and debt financing.

In November 2016, we implemented certain cost saving and restructuring initiatives. During the three months ended December 31, 2016, the Company incurred costs of $1.9 million primarily related to one-time termination benefits, out of which we paid $0.2 million during the three months ended December 31, 2016 and expected to pay $1.7 million during the three months ended March 31, 2017. In addition, the Company expects to incur additional restructuring costs of approximately $0.8 million in the three months ended March 31, 2017.

On March 3, 2016, Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of Virtusa Corporation (“Virtusa” or the “Company”), purchased 53,133,127 shares, or approximately 51.7%, of the fully-diluted common stock  of Polaris Consulting & Services Limited (“Polaris”) from certain Polaris shareholders for approximately $168.3 million in cash (the “Polaris SPA Transaction”) pursuant to a definitive share purchase agreement (“SPA”) by and among Virtusa India, the Polaris founding shareholders, promoters, and certain other Polaris minority stockholders, which was entered into on November 5, 2015. On April 6, 2016, Virtusa India completed its purchase of an additional 26.0% of the fully diluted outstanding shares of common stock of Polaris from Polaris public shareholders for approximately $89.1 million, inclusive of transaction costs, in cash under a mandatory tender open offer as required under applicable India takeover rules. Pursuant to the mandatory offer, during the fiscal year ended March 31, 2016, the Company transferred $89.2 million into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public sale offer. The sale offer closed on December 14, 2016 and the Company received approximately $7.6 million in proceeds, net of $0.2 million in brokerage fees and taxes. In addition to these costs, the Company incurred additional professional and legal costs of $0.4 million. The Company’s ownership interest in Polaris prior to the sale offer was 78.6% and upon the closing of the sale offer, the Company’s ownership interest decreased from 78.6% to 74.9% of Polaris’ basic shares of common stock outstanding.

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the Company’s existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We are required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. For the fiscal year ending March 31, 2017 we are required to make principle payments of $2.5 million per quarter. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021.

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30.0 million in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20.0 million in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on December 31, 2016, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

At December 31, 2016, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2016 and through the date of this filing.

On July 26, 2016, we entered into two 12-month forward starting interest rate swap transactions and, on July 28, 2016, we entered into a third 12-month forward starting interest rate swap transaction to mitigate our interest rate risk on 50% of our variable rate debt (collectively, “The Interest Rate Swap Agreements”). Our objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments.  We will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

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

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default.  An event of default under the  Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2016, we were in compliance with these covenants. The unrealized gain associated with the 2015 Swap Agreement was $1.7 million as of December 31, 2016, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

At December 31, 2016, a significant portion of our cash and short-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2016, we sold $16.4 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31, 2016. No amounts were due under the financing agreement at December 31, 2016, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$21,604	$40,888
Net cash provided (used in) by investing activities	58,669	(45,181)
Net cash (used in) provided by financing activities	(89,829)	3,534
Effect of exchange rate changes on cash	(5,552)	(4,301)
Net (decrease) increase in cash and cash equivalents	(15,108)	(5,060)
Cash and cash equivalents, beginning of period	148,986	124,802
Cash and cash equivalents, end of period	$133,878	$119,742

Operating activities

Net cash provided by operating activities decreased in the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015, primarily driven by a decrease in net income during the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015.

Investing activities

Net cash provided by (used in) investing activities increased from cash used in investing activities in the nine months ended December 31, 2015 to cash provided by investing activities in the nine months ended December 31, 2016.   Net cash provided by investing activities is primarily due to a decrease in restricted cash related to the Polaris mandatory offering and a decrease in business acquisition payments.

Financing activities

Net cash (used in) provided by financing activities decreased from cash provided by financing activities in the nine months ended December 31, 2015 to cash used in financing activities in the nine months ended December 31, 2016.  Net cash used in financing activities was primarily due to the acquisition of noncontrolling interest related to Polaris and payments related to our term loan, partially offset by cash proceeds from the Polaris stock sale.

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

In October 2016, the FASB issued ASU 2016-16, an update to the standard on income taxes. This new standard requires the recognition of current and deferred income taxes when an intra-entity transfer of assets other than inventory occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2017. Early adoption is permitted in the first interim period. Upon adoption, the entities will be required to use a modified retrospective transition approach.  The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this Update should be applied using a retrospective transition method to each period presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the nine months ended December 31, 2016 to such risks or to our management of such risks except for the risks already disclosed in Item 3 of our quarterly filing on Form 10-Q for the quarter ended June 30, 2016.

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

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee, the euro, the Sri Lankan rupee and the Swedish krona.

We have two 18 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at December 31, 2016 was $169.1 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

At December 31, 2016, we had $237.2 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Except for changes made as part of the inclusion of Polaris, there were no changes in our internal control over financial reporting during the nine months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended December 31, 2016, we withheld an aggregate of 14,230 shares of restricted stock at a price of $22.68 per share.

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as filed with the SEC on February 9, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2016 (Unaudited) and March 31, 2016
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2016 and December 31, 2015 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three and Nine Months Ended December 31, 2016 and December 31, 2015 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2016 and December 31, 2015 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: February 9, 2017	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2017	By:	/s/ Ranjan Kalia

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, as filed with the SEC on February 9, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2016 (Unaudited) and March 31, 2016
	(ii)	Consolidated Statements of Income for the Three and Nine Months Ended December 31, 2016 and December 31, 2015 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three and Nine Months Ended December 31, 2016 and December 31, 2015 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2016 and December 31, 2015 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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