Form 10-K
period 2017-03-31
VIRTUSA CORP
filed 2017-05-26
CIK 1207074

Use these links to rapidly review the document

Index to Consolidated Financial Statements
PART IV Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 30, 2016, based on $24.68 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $605,105,351.

          The number of shares outstanding of each of the issuer's class of common stock as of May 23, 2017:

Class	Number of Shares
Common Stock, par value $0.01 per share	30,119,422

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a definitive Proxy Statement for its 2017 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2017. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2017

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

Item 1.    Business.

Overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global provider of information technology ("IT") consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like Banking & Financial Services, Insurance, Healthcare, Communications, and Media & Entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy & consulting, to technology & user experience ("UX") design, development of IT applications, systems integration, testing & business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients' businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients' business imperative initiatives across business growth and IT operations.

        Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan,

Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as multiple near shore delivery centers in the United States.

        We support the chief executive officers ("CXOs") at our client organizations, including the chief information officers ("CIOs"), chief technology officers ("CTOs"), chief operating officers ("COOs"), and chief digital/ marketing officers ("CDOs/ CMOs") in solving their most critical issues, including reducing total cost of ownership, accelerating time-to-market, increasing productivity, improving innovation velocity, expanding into adjacent markets and/or new revenue segments, and enhancing the customer experience delivered by their organizations. Our digital transformation and innovation ("DTi") solutions support the business growth imperative by delivering targeted and differentiated solutions that help our clients expand their addressable markets as well as develop go-to-market strategies supporting new revenue streams. To improve IT efficiencies and reduce the cost of IT operations, we use our operational excellence ("OE") basket of solutions to help our clients consolidate applications into platforms, rationalize IT infrastructure, and deliver transformational, industry-focused solutions, thereby enabling our clients to deliver modern, efficient and agile enterprise application platforms. Our deep expertise in core technology services allows us to help our clients to lower total cost of ownership of their overall IT investments. We also combine industry specialization with our core services to deliver high-impact solutions in critical business functions that help our clients transform their business performance and gain competitive advantage in the markets in which they operate.

        We are at the cusp of the fourth industrial revolution ("4IR"), driven by the convergence of technology innovation, changing consumer expectations, supply chain expansion, and emergence of disruptive start-ups, that is fundamentally changing the way businesses operate. We operate in markets and industries where the combination of a growing millennial population and rapid advances in key technologies like mobility, big data analytics, social media and cloud computing are providing disruptive opportunities for progressive business leaders to break down barriers and expand market-share. We enable our clients to leverage technology innovations to provide the distinctive millennial customer experiences demanded by digital consumers who are increasingly looking for services that are available 24×7 without interruption, location aware and highly customized to their social likes and dislikes. As part of our DTi solutions, we provide end-to-end consulting, user experience design, technology selection, and implementation and support services, which allow our clients to understand emerging consumer demand in their markets of operation and develop, and execute to, a roadmap to transform their business and enhance their competitive differentiators. Commoditization of IT services and the emergence of as-a-service models are putting tremendous pressure on our clients' IT organizations to improve the way they manage IT operations and lower the overall cost of IT. Our OE solutions enable our clients to improve operational and IT efficiencies through the innovative use of automation, effort compression and IT simplification.

        New advances in areas like internet of things ("IoT"), artificial intelligence ("AI"), machine learning ("ML"), and robotics process automation ("RPA") are now pushing the boundaries of how technology can disrupt traditional business models and deliver significant value in several areas, including delivering new products and services, enhancing consumer experience and improving operational efficiencies of the business. We have invested in developing deep capabilities in these new areas, fostering a strong partner ecosystem and building a rich platform for nurturing innovation and rapidly constructing prototypes that use IoT, AI and/or RPA to solve specific business problems for our clients. We have created innovation centers focused on certain technologies. Virtusa's Skylab innovation center focuses on technologies like IoT, AI, and ML, and has created a robust ecosystem for clients to participate and innovate in creating new solutions to their business challenges. Skylab has delivered award winning solutions to some of our marquee clients in healthcare, communications and insurance sectors. Virtusa's FinTech Lab focuses on innovation for our financial services clients. Over the past year, we have augmented investments into our FinTech Lab and are currently helping some of the most innovative banking and financial services clients develop and implement solutions around blockchain and open banking API platforms. We have also replicated the success of our FinTech Lab to across other industries by creating innovation labs supporting the insurance and healthcare industries.

        We deliver our services using our enhanced global delivery model which leverages a highly efficient onsite-to-offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation, and promote continual improvement of outcomes delivered to our clients. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers to provide value-added services rapidly and cost-effectively. Our teams do this by using our enhanced global delivery model, which we manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements.

        We apply our innovative platforming approach across all of our services. Through our platforming approach, we help our clients combine common business processes and rules, technology frameworks and data into reusable application platforms that can be leveraged across the enterprise to build, maintain and enhance existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies, while also allowing them to improve business agility, realize long-term and ongoing cost savings and improve their ROI. Our platforming methodology also reduces the effort and cost required to develop and maintain IT applications by streamlining and consolidating our clients' applications on an ongoing basis. We believe that our solutions provide our clients with the consultative and high-value services associated with large consulting and systems integration firms, the cost-effectiveness associated with offshore IT outsourcing firms, and the ongoing benefits of our innovative platforming approach.

        On May 3, 2017, we entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which Orogen purchased 108,000 shares of the Company's newly issued convertible preferred stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00. In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa's Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

        Under the terms of the investment, the convertible preferred shares have a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at Virtusa's option. The convertible preferred stock matures on May 3, 2024. The shares purchased consist of voting convertible preferred stock and a separate class of non-voting convertible preferred stock, the latter of which automatically converted into shares of voting convertible preferred stock on a one-to-one basis upon the expiration or termination of the applicable waiting period (which occurred in May 2017) under the Hart-Scott-Rodino Antitrust Improvements Act. In connection with the investment, we repaid $81 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30 million of Virtusa's common stock.

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

        In addition, on April 6, 2016, as part of the Polaris SPA Transaction, Virtusa India completed an unconditional mandatory open offer (the "Mandatory Tender Offer") with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders. The Mandatory Tender Offer was conducted in accordance with requirements of the Securities and Exchange Board of India ("SEBI") and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for approximately $3.32 per share for an aggregate purchase price of approximately $89.1 million (Indian rupees 5,935 million). Upon the closing of the Mandatory Tender Offer, Virtusa India's ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. To comply with the applicable Indian rules on takeovers and the requirement to reduce, within one year of the settlement of the Mandatory Tender Offer, its shareholdings in Polaris in excess of 75% of the basic outstanding share capital of Polaris, on December 14, 2016, the Company sold 3.71% of its Polaris ownership through a public sale offer of Polaris common stock held by the Company, reducing the Company's ownership interest from 78.6% to 74.9% of Polaris' basic shares of common stock outstanding. The Company received approximately $7.6 million in net proceeds from the sale of the Polaris shares.

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

        We provide our IT services primarily to enterprises engaged in the following industries: communications and technology ("C&T"); banking, financial services and insurance ("BFSI"); and media and information ("M&I"). Our current clients include leading global enterprises such as Citi, AIG Global Services, Inc. (primarily through its affiliates, Chartis Global Claims Services, Inc. and Chartis Global Services, Inc.) ("AIG"), JPMorgan Chase Bank, N.A. ("JPMC"), British Telecommunications plc ("BT"), Aetna Life Insurance Company, Thomson Reuters (Healthcare) Inc., and leading enterprise software developers. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2017, 86% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 45%, 47% and 52% of our total revenue in the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Our largest client for the fiscal year ended March 31, 2017, Citi, accounted for 17% of our total revenue and for the fiscal years ended March 31, 2016 and 2015, accounted for 3% and 2%, respectively. During the fiscal years ended March 31, 2017, 2016 and 2015, AIG accounted for 3%, 10% and 11% of our total revenue, respectively. During the fiscal years ended March 31, 2017, 2016 and 2015, BT accounted for 6%, 9% and 12%, of our total revenue, respectively. We have a Global Frame Contract with BT and a master services agreement with AIG, as described below, and Citi, whose terms we listed immediately above.

        On January 31, 2012, Virtusa UK Limited, our UK subsidiary, entered into a Global Frame Contract with BT, as amended (the "GFA"), which established Virtusa UK Limited as a preferred, but non-exclusive, vendor of BT for the provision of IT services to BT and its affiliates. The GFA contains rate cards specific to certain geographic locations associated rate card pricing terms. In addition, the GFA contains provisions regarding warranty, service levels, liquidated damages, insurance, indemnities, limitations of liability and confidentiality and other customary terms and conditions. The term of the GFA extends through March 31, 2018, although the GFA may be terminated sooner by either party in the event of, among other things, an uncured, material breach of the other party or by BT upon 90 days prior written notice. BT may also terminate without liability upon certain other conditions, including changes in control of Virtusa UK Limited.

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

        Broad range of IT services.    We provide a broad range of IT services, either individually or as part of an end-to-end solution, from business and IT consulting, customer experience and UX design, technology implementation, and platform assurance to application & infrastructure management. We have significant domain expertise in large consumer facing industries, such as C&T, BFSI and M&I. Our recent acquisition of Polaris has significantly enhanced our domain strengths in BFSI, allowing us to deliver distinctive solutions across the complete spectrum of end-to-end banking and financial services requirements. Over the past several years, our investments in building deep capabilities in industry focused solutions has helped us develop very strong domain-specific capabilities across insurance, healthcare and telecommunications industries as well. We have designed our portfolio of IT services and solutions to enable our clients to improve business performance, use IT assets more efficiently and optimize IT costs.

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

Our services

        Business and IT consulting services.    We provide business and IT consulting services to assist our clients in more effectively managing their continually-changing business and IT environments, and aligning their IT investments to better support current and future business requirements. Our business consulting services allow clients to mitigate risks and execute successful IT programs by enabling stakeholder alignment, formulating the business case and ROI, and defining agreed-upon end outcomes using innovative techniques, such as persona development, DILO (Day-in-the-life-of) journeys and rapid prototyping for each project. We also assist clients in assessing new approaches to improve revenue opportunities within existing markets, developing new products/solutions for existing and new markets and improving retention and share-of-wallet through a better understanding of customer behavior and engagement. We have enhanced our business consulting services portfolio with solutions specific to digital enabling our clients' businesses, allowing them to effectively assess and deploy the right kinds of digital technologies and drive the appropriate outcomes from their digital initiatives.

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

        Our consulting services allow our clients to critically look at business processes, IT environments and their customer facing application systems, and execute targeted programs that improve performance of business critical systems, processes and services:

Business Transformation Services	Customer Experience Transformation Services	IT Transformation Services

Strategic Research services

• Advisory/Target Operating Model • Business Process Re-engineering/BPM • Transformational Solution Consulting • Business/Technology Alignment Analysis	• Omni-channel Digital Strategy • Experience Design ASD • Employee Engagement	• Application Portfolio Rationalization • SDLC Transformation • BA Competency Transformation

Strategic Roadmap, Conceptual Design, Solution Selection & Solution Design ASD

        During our consulting engagements, we often leverage proprietary frameworks and tools to differentiate our services from our competitors and to accelerate delivery. Examples of our unique frameworks and tools include our strategic enterprise information roadmap framework, which is a structured service offering for recommending the right IT platform, solution architecture, transition strategy and approach to meet current and future business requirements, our business process visualization tools, which enable us to analyze, design and optimize enterprise business processes, and ASD. We have also invested in our consulting services to help our clients effectively manage large, complex IT programs, and evaluate and develop strategies to millennial-enable their enterprises for the digital consumer, and support the development of new, differentiated customer experience improvement programs.

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

        Our technology implementation services include the following development, legacy asset management, information management and testing services:

Application Development Services	Legacy Asset Management Services	Information Management Services	Testing and Application Assurance Services

•

Application Development

•

Software Product Engineering

•

CRM Implementations

•

SAP Implementations

•

Content Management Services

•

Enterprise Mobility Services

•

Cloud Computing

•

Social Media Solutions

	• Systems Consolidation and Rationalization • Technology Migration and Porting • Web-enablement of Legacy Applications	• Data Management Services • Business Intelligence, Reporting and Decision Support • Master Data Management • Data Integration • Big Data Analytics	• Software Quality Assurance • Testing Frameworks • Test Automation • Performance Testing • Mobility Testing • Continuous Testing Services • Managed testing services

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

        Our outsourcing services leverage innovative techniques and methodologies to significantly improve IT efficiencies by reducing cycle time and compressing the work required to achieve specific outcomes. We help our clients reduce the cost of business operations by preemptively identifying and resolving issues in application support and maintenance. We make extensive use of Agile development methodology to reduce and minimize business disruptions due to IT issues and support the CIO organization in improving the business experience by leveraging RPA to drive automation and process efficiencies.

        Our application outsourcing services include the following application and platform management, infrastructure management and IT efficiency improvement services:

Application and Platform Management Services	Infrastructure Management Services	IT Efficiency Improvement Services

• Application Maintenance and Support • Maintenance and Enhancement of Applications • Cloud-environment Management & Support	• Managed Infrastructure Services • Remote Application Monitoring & support	• Code Quality Assurance • Gamified development environments • Agile DevOps • Gamified Continuous Integration/ Continuous Deployment

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

        We continue to strengthen our ability to deliver infrastructure management services ("IMS") and IT support related services to our clients, helping them manage their IT operations effectively through an offshore outsourced model. We have expanded our investments into the capabilities that we obtained through our acquisition of Apparatus, Inc. in 2015 and are now able to deliver seamless infrastructure management services to our clients around the clock, but also to do it in an automated, cost-effective manner. Further, we have invested in building out strong capabilities in improving efficiencies in the developer environment. Our solutions around gamified Continuous Integration/ Continuous Deployment ("gamified CICD") and Agile DevOps have helped us create a highly agile development environment that allows our clients to accelerate development cycles, improve time-to-market, and become more responsive to changes in markets in which they operate.

        Global delivery model.    We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner by leveraging an efficient onsite-to-offshore service delivery mix and our proprietary global innovation process ("GIP"), and also enables us to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively. During the past four fiscal years, we performed at least 76% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ending March 31, 2018, we anticipate the onsite ratio to slightly increase due to new client engagements and existing work on larger, more complex programs requiring a larger onsite presence. Our delivery mix may also fluctuate from time to time due to several other factors, including new and existing client delivery requirements, as well as the impact of any acquisitions. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around the clock, world class execution capabilities that span multiple time zones.

        All of our major delivery centers, located in Hyderabad, Chennai and Bangalore in India and Colombo in Sri Lanka have been reassessed at CMMI Level 5 maturity. During our fiscal year ended March 31, 2017, as part of the CMMI re-assessment process (every 3 years), the Hyderabad (first assessed during the fiscal year 2011) and Bangalore (first assessed during the fiscal year 2014) delivery centers completed the reassessment successfully and maintained their CMMI Level 5 rating. CMMI is a process improvement model used to improve a company's ability to manage project deliveries to ensure predictable results. CMMI's process levels are regarded as the standard in the industry for evolutionary paths in software and systems development and management.

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

        Two important aspects of our global delivery model are innovation and continuous improvement. A dedicated process group provides three important functions: they continually monitor, test and incorporate new approaches, techniques, tools and frameworks into GIP; they advise project teams, particularly during the process-tailoring phase; and they monitor and audit projects to ensure compliance. New and innovative ideas and approaches are broadly shared throughout the organization, selectively incorporated into GIP and deployed through training. Clients also contribute to innovation and improvement as their ideas and experiences are incorporated into our body of knowledge. We also seek regular informal and formal client feedback. Our global leadership and executive team regularly interact with client leadership and each client is typically given a formal feedback survey on a quarterly basis. Client feedback is qualitatively and quantitatively analyzed and forms an important component of our teams' performance assessments and our continual improvement plans.

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

Our IT solutions

        Our go-to-market strategy is to support our clients in accelerating business growth, while reducing the cost of IT operations. Our DTi solutions help our clients to support business growth initiatives, while our OE solutions allow them to improve IT efficiencies and reduce costs. Underlying these two broad solution areas is a set of transformational solution capabilities that support and augment our ability to add value through DTi and OE capabilities.

        Digital Transformation & Innovation (DTi) solutions.    Our DTi solutions are designed to enable our clients to accelerate business growth by capitalizing on market adjacencies, developing new, complementary market segments, creating compelling digital storefronts, and delivering engaging digital consumer experiences. Our DTi solutions harness innovative technology advances in mobility, social media, cloud computing and big data analytics to help our clients modernize their IT application environments and enable their businesses to capitalize on the new wave of millennial consumer demand and expectations.

        We have made significant investments in building out and expanding our digital capabilities including investments in UX and digital strategy and consulting, and in developing a framework to assess our clients' Digital Maturity and helping develop a roadmap to digitally transform their businesses.

        We offer the following solutions which enable our clients to address or serve the growing needs of the millennial generation:

Strategy & Innovation	Design & Engineering	Optimization & Automation

• Innovation Consulting • Mobile Strategy • Omni-channel Strategy • Content Strategy • Data Management Strategy • Cloud Strategy • Cyber Security	• User experience Design • Mobile & Wearable Apps • Responsive Web Development • Portal Simplification • Digital Marketing & Commerce • Employee Engagement • Enterprise Data Hubs	• Internet of Things • Artificial Intelligence & Cognitive Computing • Big Data & Analytics • Enterprise Mobile Management • Cloud Deployment & Migration • Robotics Process Automation

        We have invested in creating digital technology labs and innovation hubs within our global delivery centers to foster the development of emerging technology solutions and enable our clients to become digital enterprises.

        Operational Excellence (OE) solutions.    Our OE solutions enable our clients to use innovative approaches to effort compression, IT simplification and automation to generate significant improvements in IT efficiencies in their organizations, including significant cost savings, improved ability to manage and deploy high quality, robust applications, accelerate time to market and reduce risks to business from IT inefficiencies. Our OE solutions use our proprietary Platforming approach, pre-emptive application management techniques, test automation, Agile DevOps, gamified CICD, cloud migration & hosting, and Robotics Process Automation ("RPA") to support our client CIOs and COOs reduce technical debt, lower total cost of ownership of IT assets, improve operational efficiencies and accelerate time to market. We use proprietary business consulting methodologies like ASD to help clients improve accuracy and scope of the solution being delivered, align organizational stakeholders on common, shared objectives, and accelerate the solution development process. Our unique platforming methodology helps clients rationalize their IT application infrastructure and develop lean, optimized enterprise application platforms that significantly lower the cost of maintenance, while improving the agility of the business to respond to emerging market demands.

        We provide a set of OE solutions across the IT lifecycle:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing

• Accelerated Solution Design ("ASD") • Business Process Re-engineering	• Lean Outcomes • Platforming	• Business Process Management • Robotics Process Automation • Cloud Migration	• Pre-emptive Application Management • IT managed services

        Over the past 2017 fiscal year, we have ramped up our investments in areas like cloud computing, RPA, and gamified CICD through the establishment of innovation labs to support solution development and co-create proofs-of-concept and minimum viable products with our clients.

        Transformational solutions.    We act as trusted advisors to our clients, combining our core services with deep industry specialization to deliver transformational solutions that help position our clients' businesses for competitive advantage in their chosen markets.

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

Sales and marketing

        Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. At March 31, 2017 and 2016, we had 298 and 255 marketing and business development full time equivalents, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

        Marketing.    We maintain a marketing presence in the United States, Europe, (including the United Kingdom), India, Sri Lanka and Singapore. Our marketing team seeks to build our brand awareness and generate target lists and sales leads through industry events, press releases, thought leadership publications, direct marketing campaigns and referrals from clients, strategic alliances and industry analysts. The marketing team maintains frequent contact with industry analysts and experts to understand market trends and dynamics.

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

Clients and industry expertise

        We market and provide our services to companies in North America, Europe and Asia. For additional discussion regarding geographic information, see note 20 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2017 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiate us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. For instance, our largest client for the fiscal year ended March 31, 2017, Citi, accounted for 17% of our total revenue and for the fiscal years ended March 31, 2016 and 2015, accounted for 3% and 2%, respectively. During the fiscal years ended March 31, 2017, 2016 and 2015, AIG accounted for 3%, 10% and 11% of our total revenue, respectively. During the fiscal years ended March 31, 2017, 2016 and 2015, BT accounted for 6%, 9% and 12% of our total revenue, respectively.

        We focus primarily on three industries: C&T, BFSI and M&I. We build expertise in these industries through our customer experience and industry alliances by hiring industry specialists and by training our business analysts and other team members in industry-specific topics. Drawing on this expertise, we strive to develop industry-specific perspectives and services.

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

        We believe that the principal competitive factors in our business include technical expertise and industry knowledge, a breadth of service offerings to provide one-stop solutions to clients, a well-developed recruiting, training and retention model, responsiveness to clients' business needs, and quality of services. We believe that we compete favorably with respect to these factors. Many of our competitors, however, have significantly greater financial, technical and marketing resources and a greater number of IT professionals than we do. We cannot assure you that we will continue to compete favorably or that we will be successful in the face of increasing competition.

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

        Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiative, thought leadership and performance. During the twelve months ended March 31, 2017, we experienced voluntary team member attrition at a rate of 14.5% and involuntary team member attrition at a rate of 12.9%, which includes 8.5% related to implementation of certain cost saving and restructuring initiatives. We remain committed to improving and sustaining our voluntary attrition levels consistent with our long-term stated goals. We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, working with our business units, proactively manages voluntary team member attrition by addressing many factors that improve retention, including:

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

        At March 31, 2017, we had 17,750 team members worldwide. We also engage outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

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

Virtusa Sustainability Program

        The goal of our sustainability program is to help reduce our environmental footprint, with ethical maturity, respect and dignity to all and is an extension of our core corporate values of passion, innovation, respect and leadership (PIRL). We believe in doing more, and better, with less to help reduce the environmental footprint of our operations.

        Our sustainability program is based on the following core elements.

Area	Framework	Current Status

Health & Safety	OSHAS 18001:2007	Five technology centers in India and Sri Lanka are certified.
Environment (Code Green)	ISO 14001:2004 (EMS)	• Seven technology centers in India and Sri Lanka are certified for ISO 14001.
	ISO 50001: 2011 Guidance (Energy)	• Encompasses climate change, emissions, energy, water and waste management.
	ISO 14064 Guidance (Climate Change) GHG Protocol	• We report our GHG emissions to the Carbon Disclosure Project.
Business Continuity Management	ISO 22301: 2012	Five technology centers in India and Sri Lanka are certified.
Information Security	ISO 27001: 2013	Eleven technology centers in India and Sri Lanka are certified.
Labor Standards	SA 8000 Guidance	Policies formulated under SA 8000 guidance since July 2016.
Anti-Bribery and Corruption	Foreign Corrupt Practices Act 1977 (US) and Bribery Act 2010 (UK)	Policy signed in line with framework.
Management Engagement, Social Impact & Diversity	ISO 26000 Guidance	Create social impact through the following:
Companies Act 2013 section 135 (India)

•

Digital Reach—Creating a digitally inclusive society.

•

Campus Reach—Supporting the next generation of IT professionals to be workforce ready.

•

Tech Reach—Using technology for good.

CSR Operating Committee for pan-India formed in 2015.

        Our sustainability program is backed by relevant certification, policies and employee training for the core areas. In the fiscal year ended March 31, 2017, our main focus was to integrate heritage Polaris' technology centers into our environmental reporting. In the fiscal year ended March 31, 2017, we reviewed and revised our sustainability policy and its sub-policies, including our Social Responsibility Policy, which was extended to include the prohibition of forced labor, slavery or human trafficking in our business operations and supply chain so as to be in alignment with the Modern Slavery Act 2015 (UK).

        We believe that transparency and reporting enable us to continuously improve our sustainability program. As a signatory to the United Nations Global Compact (UNGC), we publish an annual Communication on Progress (COP), which provides in-depth information on our sustainability program. The report can be accessed at: https://www.unglobalcompact.org/participation/report/cop/create-and-submit/active/125621. In addition, we have been responding to the Carbon Disclosure Project (CDP) Supply Chain program since 2011. In

2016, we responded to both the CDP Climate Change program as well as the Supply Chain program. Our performance band was "B" and we also received a "B" for the Supplier Engagement Rating, a new score introduced by CDP in 2016. This score measures an organization's ability to engage with suppliers on climate change.

        In connection with our corporate social responsibility (CSR) activities, we focus on strategic projects where we can provide long term value. CSR projects are administered under three pillars: Campus Reach, Tech Reach and Digital Reach.

        Campus Reach.    Our Campus Reach initiative is an industry-academia partnership designed to support the next generation of IT professionals to be workforce ready and thereby contribute to the growth of the IT/BPO industry. Campus Reach includes support on curriculum development, an internship program, mentoring for final year projects and Academic Excellence Awards.

        Tech Reach.    Through Tech Reach we use our software development and consulting expertise to contribute to projects of social benefit. Details of current Tech Reach projects are given below:

  •
  Sahana:  80+ employees built the coordination portal for the Government of Sri Lanka (CNO) within two weeks of the 2004 tsunami. "Sahana" has since been donated for public good and has been used around the world, including in the United States, Japan, Pakistan and the Philippines for disaster management.

  •
  Àkura:  We developed the "Àkura" open source school management system in order to help schools in Sri Lanka manage their administrative tasks more efficiently.

  •
  Rehabilitation Management System (RMS):  RMS was developed as a solution to expedite the re-integration of war rehabilitees in Sri Lanka and manage their vocational training needs. The software was a nominee at Computerworld Honors Program Laureate in 2011 and was selected as a case study by the UN Global Compact for its Responsible Business Advancing Peace program in 2013.

  •
  Clean Chennai Mobile App:  Our employees created a scalable application for the Clean Chennai initiative, which aims to manage waste in a sustainable manner and create public awareness to reduce litter. The application was developed in collaboration with the SWM and EDP team of Corporation of Chennai.

  •
  117 App:  We developed an online solution for the Disaster Management Center (DMC) of Sri Lanka to facilitate better tracking and responsiveness to aid requests in the aftermath of the 2016 floods. Using the app, citizens could submit requests through a mobile phone or tablet, making it more accessible in the field. Use of gamification improved transparency and transformed the DMC processes so that requests that were previously open for days were closed in minutes. Overall, more than 73,000 people were supported through the app.

        Digital Reach.    Through Digital Reach, we aim to create a digitally inclusive society by IT-enabling communities. We helped set up a Digital Learning Center (DLC) for war rehabilitees in Sri Lanka, and also set up over 70 IT labs in rural schools.

        The CSR Committee was set up in 2015 to oversee CSR activities across our Indian operations. The Committee has identified the following Youth For Seva (YFS) projects to support:

  •
  Support four Abhyasika: YFS runs 19 Abhyasikas (after school tuition centers) at several slum areas across Hyderabad reaching over 700 children and their families. We provide support for four such Abhyasikas with a student reach of 94.

  •
  Support for one Computer Center: YFS Hyderabad runs a Skill Development Center (computer training for now) for unemployed youth at various slums in Hyderabad. An additional center was started in 2016 and 2017 with the support of Virtusa. The center has 126 students and provides courses in C, C++, Microsoft Office, online banking, cashless payments and hardware networking.

  •
  School Kits: YFS Hyderabad supports many school children by providing a school kit, which consists of a school bag, year planner, five notebooks, pens/pencils, dictionary, water bottle and a label sheet. The aim of the project is to reduce the rate of school drop-outs by providing students from under-resourced backgrounds with basic stationery. In 2016 and 2017, we sponsored 1,200 school kits.

Business segments and geographic information

        We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 20 to our consolidated financial statements for the fiscal year ended March 31, 2017 contained in this Annual Report.

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

        We have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For our fiscal years ended March 31, 2017, 2016 (excluding Citi, which reflects only 29 days of consolidated Citi revenues for our fiscal year ended March 31, 2016 due to the Polaris acquisition closing on March 3, 2016), and 2015, our top three clients collectively generated approximately 27%, 23%, and 32% of our revenue respectively. For the fiscal year ended March 31, 2017, Citi accounted for 17% and BT accounted for 6% of our total revenue respectively. In addition, during the fiscal years ended March 31, 2017 and 2016, 86% and 85% respectively, of our revenue came from clients to whom we had been providing services for at least one year. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients, or the acquisition of a client or cost savings initiatives of our clients which may result in immediate lower external spend by our clients. Further, the loss of, or material reduction in, revenue from any one of our major clients has required, and could in the future require, us to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

        We may not be able to maintain our client relationships with our major clients on existing or on continued favorable terms and our clients may not renew their agreements with us, in which case our business, financial condition and results of operations would be adversely affected. Our client concentration may also subject us to perceived or actual leverage that our clients may have, given their relative size and importance to us. If our clients seek to negotiate their agreements on terms less favorable to us and we accept such unfavorable terms, such unfavorable terms may have a material adverse effect on our business, financial condition and results of operations. Accordingly, unless and until we diversify and expand our client base, our future success will significantly depend upon the timing and volume of business from our largest clients and the financial and operational success of these clients. If we were to lose one of our major clients or have a major client cancel substantial projects or otherwise significantly reduce its volume of business with us, our revenue and profitability would be materially reduced and our business and operating results would be seriously harmed.

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

We also depend on clients concentrated in specific industries, such as BFSI, and with the Polaris acquisition, our BFS client concentration increased materially; we are therefore subject to enhanced risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

        In our fiscal year ended March 31, 2017, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2017, we earned approximately 64% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 68% from the prior fiscal year. Due to the Polaris acquisition, we have increased our industry concentration, most particularly in BFS. If any decline in the growth of the BFSI industries or large clients in such industries, particularly in the BFS or insurance industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus or impact of large clients in such industries, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow, particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

The results of the United Kingdom's referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

        In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, or Brexit Referendum. The Brexit Referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process, which the U.K. government initiated in March 2017. The Brexit Referendum has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union. As we have material operations in the United Kingdom and the Europe and our global operations serve many customers with significant operations in those regions, our financial condition and results of operation may be impacted by such uncertainty.

        For the fiscal year ended March 31, 2017, revenues from our customers in the United Kingdom and the rest of Europe represented 12% and 11%, respectively, of our consolidated revenues. A significant portion of our revenues from customers in the United Kingdom is generated in British pounds. This exposure subjects us to revenue risk with respect to our customers in the United Kingdom as well as to risk resulting from adverse movements in foreign currency exchange rates. In addition, for the fiscal year ended March 31, 2017, revenues from our BFSI customers represented 64% of our consolidated revenues. Uncertainty regarding future United Kingdom financial laws and regulations, the withdrawal terms of the United Kingdom from the European Union and the future trade terms between the United Kingdom and the European Union could negatively impact the financial services sector, including our customers in such sector, and as a consequence adversely impact our financial condition and results of operations. Further, it is uncertain what impact the withdrawal of the United Kingdom from the European Union will have on general economic conditions in the United Kingdom, the European Union and globally. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our previous acquisitions, including the Polaris acquisition, and any future acquisitions may be difficult to integrate, could divert the attention of key management personnel, materially disrupt our business, dilute stockholder value and materially adversely affect our financial results, including impairment of goodwill and other intangible assets, if we are unable to realize the expected revenue and synergy growth or efficiencies from these acquisitions.

        For the Polaris and other recent acquisitions, as well as any future acquisitions, we may incur substantial risks, including:

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

        Our organizational structure could also make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We have completed nine acquisitions from November 2009 to March 31, 2017, including the closing of the Polaris acquisition. If we fail to successfully integrate these acquired companies or any company that we may acquire in the future and maintain their value, or if any existing or future acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company, or any impairment of intangible assets or goodwill of any such acquired company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

There can be no assurance that our business, results of operations and financial condition or our cash needs will not be adversely affected by our incurrence of indebtedness or obligations incurred in connection with our issuance of convertible preferred stock.

        On May 3, 2017, we issued to the Orogen Group, an independent private company focused on supporting growth-oriented businesses, 3,000,000 shares of convertible preferred stock, which requires a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option, for an aggregate purchase price of $108 million with a maturity/redemption date of May 3, 2024 and an initial conversion price of $36.00 (the "Orogen Preferred Stock Financing"). There is no guarantee that we will be able make cash payments on our preferred stock, our stockholders will not suffer increased dilution due to terms of our outstanding convertible preferred stock or that we will realize any synergies or increases in revenue to offset any such dilution to our stockholders.

        In addition to the Orogen Preferred Stock Financing, we also incurred substantial indebtedness under a senior secured debt facility to finance the Polaris transaction. There is no guarantee that we will be able to service the interest and principal payments on our debt or make cash payments on our preferred stock or that our business, results of operations and financial condition will not be adversely affected by our incurrence of indebtedness or our stockholders will not suffer increased dilution due to terms of our outstanding convertible preferred stock.

        In connection with the Polaris acquisition and related transactions, on February 25, 2016, we entered into a credit agreement with a bank syndicate providing senior secured debt financing of $300 million, comprised of a $100 million revolving credit facility and a $200 million multi-draw term loan, and drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on Virtusa's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). The credit agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the credit agreement is five years from the closing date of the loan, ending February 24, 2021. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, we amended our credit agreement primarily to issue the convertible preferred stock and pay certain dividends with respect to the convertible preferred stock and we used $81 million from the financing to repay part of our $200 million term loan which remains outstanding.

        We may incur additional indebtedness in the future, which may be significant. If we draw down from our credit facility, or if we want to pay required dividends in cash on our outstanding convertible preferred stock, we will be required to have sufficient cash available in the United States to pay scheduled installments, accrued interest and fees from time to time and at maturity on our term loan or for dividends on our preferred stock payments if we want to pay in cash and not pay our dividends in commons stock which will increase the dilutive impact of the financing. If we do not have sufficient cash available in the United States or we fail to generate sufficient cash from operations in the United States, we may be unable to service the debt or pay dividends in cash on our convertible preferred stock or we may be required to repatriate earnings held by our foreign subsidiaries. Any such repatriation would cause us to accrue the applicable amount of taxes associated with such earnings at that time, which could have a material adverse effect on our results of operations. In addition, we may not have sufficient cash in the United States or abroad to make payments on our debt obligations or dividends in cash on our convertible preferred stock, which could cause us to seek additional debt or equity capital or restructure or refinance our existing indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations or dividend payments on our convertible preferred stock in cash or that we can avoid increased dilution to our stockholders under the terms of our convertible preferred stock.

        In addition, the credit agreement contains certain financial and other covenants, including customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. Failure to comply with these covenants or other provisions of the credit agreement could result in a default under the credit agreement, requiring us to either cure such default, receive a waiver, or in the absence of such cure or waiver, refinance any outstanding indebtedness under the credit agreement. There is no assurance that we would be able to refinance our debt on acceptable terms and conditions. Moreover, if we are unable to force conversion of the preferred stock to common stock or there is not a conversion event of the preferred stock holders to common stock prior to May 3, 2024, under the terms of our convertible preferred stock, we are required to redeem the shares of preferred stock. There is no assurance that we would be able to redeem the preferred stock or obtain financing on acceptable terms and conditions, if at all.

Despite our senior secured credit facility and the Orogen Preferred Stock Financing, we may need to raise capital in the future, although our ability to raise capital may be limited.

        In connection with the Polaris acquisition and related transactions, we entered into a credit facility for $300 million, of which we have drawn down the full $200 million term loan to buy the Polaris shares, with $100 million remaining under the revolving credit facility. On May 3, 2017, we closed the Orogen Preferred Stock Financing, amended our credit agreement primarily to issue the convertible preferred stock and pay certain dividends with respect to the convertible preferred stock and used $81 million of the convertible preferred stock proceeds to repay part of our $200 million term loan.

        If our remaining revolving credit facility, cash flows and proceeds from the preferred stock sale are not sufficient to fund our strategic investments or operations, we may seek to raise additional funds through the issuance of equity or convertible debt securities, whereby the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we seek to obtain additional debt financing, there is no assurance that existing lenders will permit additional indebtedness, and even if permitted, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities and increasing our costs of operations, which could have a material adverse impact on our operating margins. Any such debt financing could require us to comply with restrictive financial and operating covenants, which could have a material adverse impact on our business, results of operations or financial condition and there is no guarantee or assurance that any such credit facility will be available or if so, on reasonable terms.

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

        Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, as well as our obligations under our Orogen Preferred Stock Financing, including annual and quarterly dividend obligations and the redemption requirement, could have important consequences, including by:

  •
  impairing our ability to invest in and successfully grow our business and make acquisitions;

  •
  making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default;

  •
  limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

  •
  hindering our ability to raise equity capital;

  •
  increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting;

  •
  imposing additional restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets; and

  •
  placing us at a possible disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under our indebtedness our preferred stock holders. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies which could limit our access to cash in non-U.S. locations to fund our U.S. operations or otherwise make investments where needed.

        In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets. We therefore may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2017, we had approximately $237.0 million of cash, cash equivalents, short term investments and long term investments of which we hold approximately $152.0 million of cash, cash equivalents, short term investments and long term investments in non-U.S. locations, particularly in India, Sri Lanka, Singapore and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States or other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash would be subject to substantial taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, global operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

The international nature of our business exposes us to many complex risks, which may be beyond our control.

        We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia, Switzerland and Sweden and we serve clients across North America, Europe and Asia, and with the Polaris acquisition, added operations in Hong Kong, United Arab Emirates, New Zealand, Japan, Australia and Canada. For the fiscal years ended March 31, 2017, 2016 and 2015, revenue generated outside of the United States accounted for 35%, 30% and 33% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, Austria, Malaysia, Sweden, Switzerland and the Netherlands, as well as Polaris and its operating subsidiaries which are incorporated in Australia, China, the United Arab Emirates, Japan and Canada. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

  •
  negative currency fluctuations between the U.S. dollar and the currencies in which we conduct transactions, including most significantly, the U.K. pound sterling, the euro, the Indian rupee, the Swedish Krona, the Singapore dollar, the Canadian dollar and the Australian dollar (each in which our foreign revenues are principally denominated) and the Indian and Sri Lankan rupees (in which our foreign costs are primarily denominated)

  •
  adverse income tax consequences resulting from foreign income tax examination, such as challenges to our transfer pricing arrangements and challenges to our ability to claim tax holiday benefits in the countries in which we operate

  •
  difficulties in staffing, managing and supporting operations in multiple countries

  •
  potential fluctuation or decline in foreign economies

  •
  unexpected changes in regulatory requirements, including immigration restrictions, potential tariffs and other trade barriers

  •
  legal uncertainty owing to the overlap of different legal regimes and problems in asserting contractual or other rights across international borders, including compliance with local laws of which we may be unaware

  •
  government currency control and restrictions on repatriation of earnings

  •
  the burden and expense of complying with the laws and regulations of various jurisdictions

  •
  domestic and international economic or political changes, hostilities, terrorist attacks and other acts of violence or war

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

        Immigration and work permit laws and regulations in the countries in which we have customers are subject to legislative and administrative changes as well as changes in the application of standards and enforcement. For example, the U.S. Congress has been actively considering various proposals that would make extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Further, the current U.S. administration or Congress may seek to limit the admission of high-skilled temporary and permanent workers and has issued and may continue to issue executive orders designed to limit immigration. Any such provisions may increase our cost of doing business in the United States and may discourage customers from seeking our services. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.

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

        Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2017, our voluntary attrition rate was 14.5%. We, and the industry in which we operate, generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in prior periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar, U.K. pound sterling, Indian Rupee, the Australian dollar, the Canadian dollar and the Singapore dollar for the foreseeable future. Recently, the U.S. dollar has appreciated against global currencies, especially the UK pound sterling, euro, and Swedish krona ("SEK") as well as the Canadian dollar and Singapore dollar, which have had, and could continue to have, a materially negative impact on our revenue generated in the U.K. pound sterling, euro, the Indian rupee, and SEK, as well as on our operating income and net income. Any continued appreciation of the U.S. dollar against the U.K. pound sterling, the euro, the Indian rupee, the Singapore dollar, the Canadian dollar, the Australian dollar and/or SEK will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margins and net income, which may in turn have a negative impact on our business, operating results, financial condition and results of operations. Although we have entered into, and may continue to enter into, derivative contracts to mitigate the impact of the fluctuation in the U.K. pound sterling and the Indian rupee, we cannot assure you that these hedges will be effective. These hedges may also cause us to forego certain benefits including benefits caused by depreciation of the Indian rupee with respect to our expenses or by a depreciation of the U.K. pound sterling with respect to our revenue. In addition, use of derivatives includes the risk of non-performance of the counterparty. Credit risk is generally limited to the fair value of the contracts favorable to us. We have limited our credit risk by entering into derivative contracts only with highly-rated financial institutions, limiting the credit exposure of any one financial institution and operating under International Swaps and Derivatives Association, or ISDA, agreements with the financial institutions. Accordingly, any material depreciation of the UK pound sterling, the Indian rupee or the Sri Lankan rupee against the U.S. dollar could have a material adverse impact on our cash balances when consolidated and translated into U.S. dollars.

        Our revenues and cost of revenue in Sweden are subject to fluctuations based on the current exchange rates between the SEK, the U.S. dollar and the euro. Although we have commenced purchasing multiple foreign currency forward contracts designed to hedge fluctuation of the SEK and the euro against the U.S. dollar, we can make no assurance that these hedges will be effective or that we will not forego certain benefits if the SEK and the euro appreciates in value.

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

        Although we have adopted a six quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments' unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. In addition, as part of the Polaris acquisition, we have assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period. While these hedges are achieving their designed objective for Polaris, upon consolidation they may cause volatility in our U.S. dollar denominated revenue due to variations between monthly average and contract hedge rates when converting back to U.S. dollars in consolidation. Furthermore, we are exposed to foreign currency volatility related to other currencies including, the Swedish Krona, the Canadian dollar, the euro, the Singapore dollar, the Sri Lankan rupee, and the Australian dollar, which are either not hedged or not hedged in full. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

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

        We have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiency and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully implement and execute these initiatives in a timely, effective and efficient manner could significantly increase our costs, distract our management, and result in the disruption of our operations, the inability to comply with our Sarbanes-Oxley obligations and the inability to report our financial results in a timely and accurate manner.

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

        In particular, our efforts to comply with Section 404 of the Sarbanes- Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors' audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our control environment is functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent registered public accountant to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting, including operations of any acquired businesses, such as Polaris, in the applicable reporting period, for future year-ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

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

We may not be able to continue to maintain or increase the profitability and growth rates of previous fiscal years.

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

        The period between our initial contact with a potential client and the execution of a client contract for our services is lengthy, and can extend over one or more fiscal quarters. To sell our services successfully and obtain an executed client contract, we generally have to educate our potential clients about the use and benefits of our services, which can require significant time, expense and capital without the ability to realize revenue, if any. If our sales cycle unexpectedly lengthens for one or more large projects, it would negatively affect the timing of our revenue and hinder our revenue growth. Furthermore, a delay in our ability to obtain a signed agreement or other persuasive evidence of an arrangement or to complete certain contract requirements in a particular fiscal quarter could reduce our revenue in that period as we are not able to recognize any revenue unless we have a signed agreement or final and persuasive evidence of our arrangement. These delays or failures can cause our gross margin and profitability to fluctuate significantly from quarter to quarter. Overall, any significant failure to generate or recognize revenue or delays in recognizing revenue after incurring costs related to our sales processes or services performed in a particular fiscal period, due to factors such as lack of a fully executed agreement with the client, failure to satisfy other elements of generally accepted accounting standards for revenue recognition or otherwise, could have a material adverse effect on our business, financial condition and results of operations in such fiscal period or otherwise.

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

Unexpected costs, ability to estimate or delays could make our contracts unprofitable.

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

  •
  exchange rate fluctuations

        Due to the foregoing factors, it is possible that in some future periods our revenue and operating results may not meet the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly, or over time.

We may be audited by software vendors from whom we license or use their software to train our resources or serve our clients, which may result in claims for infringement, violations of license provisions, or other damages.

        From time to time, we are subject to audit by our vendors from whom we license and use software to confirm compliance with usage and deployment requirements. If, as a result of these audits or otherwise, vendors believe that we have committed usage or deployment violations, we may be required to purchase software from these vendors, and we may be subject to claims of infringement or wrongful usage which may result in legal liability to us, including damages, legal fees and expenses. In addition to legal liability and related expense of any litigation, which may include damages and the obligations to purchase software from such software vendor, we may be prevented from using the vendor's software in the future which may have a material and negative impact on our ability to service our customers, conduct training of our IT professionals and generally perform our services.

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

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

        Our business is heavily dependent on the security of our IT networks and those of our clients. Internal or external attacks on any of those could disrupt the normal operations of our engagements and impede our ability to provide critical services to our clients, thereby subjecting us to liability under our contracts. Additionally, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow or those systems of our clients into which we operate and rely upon, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We have subsidiaries in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India. Since 1991, successive Indian governments have pursued policies of economic liberalization. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. Notwithstanding these benefits, as noted above, India's central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non-income related taxes, including the fringe benefit tax (which was repealed as of April 1, 2009) and General Sales Taxes ("GST"), and income-related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition. For instance, certain changes to the application of the Minimum Alternative Tax with respect to Special Economic Zone ("SEZ") units may negatively impact our cash flows and other benefits enjoyed by us which could have a material adverse effect on our business, results of operations and financial condition.

Changes in the policies or political stability of the government of Sri Lanka could adversely affect economic conditions in Sri Lanka, which could adversely affect our business.

        Our subsidiary in Sri Lanka has been approved as an export computer software developer by the Board of Investment ("BOI") in Sri Lanka, which is a statutory body organized to facilitate foreign investment into Sri Lanka and grant concessions and benefits to entities with which it has entered into agreements. Pursuant to our current agreement with the BOI, our Sri Lankan subsidiary is entitled to an exemption from income taxation on export revenue for a period of 12 years expiring on March 31, 2019 provided that certain job creation and retention requirements were met by March 31, 2017. We believe we have achieved the job criteria and have notified the BOI. The BOI, on review, could challenge our hiring commitments in which case we would have to forego part of the 12 year tax holiday. Further, government policies relating to taxation other than on income would also have an impact on the subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. Historically, past incumbent governments have followed policies of economic liberalization. However, we cannot assure you that the current government or future governments will continue these liberal policies.

Regional conflicts or terrorist attacks and other acts of violence or war in the United States, the United Kingdom, India, Sri Lanka, or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

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

        The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2004 to March 31, 2014 of our Indian subsidiary, Virtusa (India) Private Limited, now merged with and into our affiliate, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited (referred to as "Virtusa India"). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm's-length profit related to intercompany transactions. For fiscal year ended March 31, 2004 and 2005, we contested both assessments and also filed appeals with Indian tax authorities and U.S. Competent Authorities. Although we have settled certain tax obligations for the fiscal years ended March 31, 2004 and 2005, we have appealed certain other tax related matters affecting our fiscal year ended March 31, 2004 and 2005 with the Indian tax authorities. During the fiscal year ended March 31, 2005, we have appealed the redetermination of arm length pricing for transactions with our U.K. subsidiary. Although we have successfully resolved some issues we continue to appeal several other fiscal years' assessments with the Indian tax authorities. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

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

        In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the BOI in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year tax holiday agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation, retention and investment criteria. As of March 31, 2017, we believe we have met the job creation target. We have submitted the required details to BOI and are awaiting their confirmation. At March 31, 2017, we were eligible for the entire 12-year tax holiday. Further, the Sri Lankan Department of Inland Revenue has challenged the eligibility of the initial year of our granted tax holiday. This challenge was affirmed by the Tax Appeals Commission based on their judgment that we did not meet the required investment commitments. However, during the fiscal year ended March 31, 2015, we received notice from the BOI certifying the tax holiday for all previously claimed years, including the initial year under challenge. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, and financial results and materially reduce our profitability.

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

        We both own and lease facilities to support our operations. At March 31, 2017, we leased 802,630 square feet and owned 922,150 square feet in four countries to deliver services globally to our clients, as set forth in the table below:

Country	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage	Lease period
India	18	434,791	922,150	1,356,941	1 - 9 years
United states	10	145,828	—	145,828	1 - 8 years
Sri Lanka	8	214,864	—	214,864	1 - 2 years
Singapore	2	7,147	—	7,147	1 year

Total	38	802,630	922,150	1,724,780

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

        We have sales and business development offices located in New York, Chicago, the United Kingdom, Germany, Austria, Japan, United Arab Emirates, Switzerland, Hong Kong, the Netherlands, Australia and New Zealand. We also have sales and delivery offices in Sweden, New Jersey, Indianapolis, Ohio, Tampa, Windsor, Connecticut, Canada, Hungary, and Malaysia. These leases vary in duration and have expiration dates ranging from one year to eight years.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock during our fiscal years ended March 31, 2017 and March 31, 2016, respectively, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal 2016:
First quarter	$51.98	$39.50
Second quarter	$54.27	$45.52
Third quarter	$59.40	$40.69
Fourth quarter	$46.32	$31.57
Fiscal 2017:
First quarter	$38.31	$27.57
Second quarter	$29.73	$20.74
Third quarter	$25.37	$18.03
Fourth quarter	$34.92	$24.84

        As of May 23, 2017, there were approximately 30,119,422 shares of our common stock outstanding held by approximately 117 stockholders of record and the last reported sale price of our common stock on the Nasdaq Global Select Market on May 23, 2017 was $28.43 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. We intend to permanently reinvest our foreign earnings. Our line of credit with a bank could restrict, or our terms of convertible preferred stock could impair, our ability to declare or make any dividends or similar distributions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        Except for sales of unregistered securities that have been previously reported by the Company in either its quarterly reports on Form 10-Q or current reports on Form 8-K, there were no sales of unregistered securities of the Company during the period covered by this Report.

Issuer Purchases of Equity Securities

        Under the terms of our 2007 Stock Option and Incentive Plan ("2007 Plan") and 2015 Stock Option and Incentive Plan ("2015 Plan"), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended March 31, 2017, we withheld an aggregate of 72,330 shares of restricted stock at a price of $31.75 per share.

Item 6.    Selected Financial Data.

        The selected historical financial data set forth below at March 31, 2017 and 2016 and for the fiscal years ended March 31, 2017, 2016 and 2015 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2015, 2014 and 2013 and for the fiscal years ended March 31, 2014 and 2013 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share amounts)
Revenue	$858,731	$600,302	$478,986	$396,933	$333,175
Costs of revenue	620,950	389,310	304,422	250,533	215,866

Gross profit	237,781	210,992	174,564	146,400	117,309
Operating expenses	219,410	165,672	121,996	103,988	84,450

Income from operations	18,371	45,320	52,568	42,412	32,859
Other income	447	12,349	4,832	3,512	3,000

Income before income tax expense	18,818	57,669	57,400	45,924	35,859
Income tax expense	2,561	12,649	14,954	11,549	7,461

Net income	16,257	45,020	$42,446	$34,375	$28,398
Less: Net income attributable to the noncontrolling interest	4,399	218	—	—	—

Net income attributable to Virtusa common stockholders	$11,858	$44,802	$42,446	$34,375	$28,398

Basic earnings per share	$0.40	$1.53	$1.48	$1.32	$1.14

Diluted earnings per share	$0.39	$1.49	$1.44	$1.27	$1.11

Weighted average number of common shares outstanding
Basic	29,650,026	29,233,861	28,753,102	26,116,516	24,937,162
Diluted	30,215,171	30,004,982	29,555,624	26,973,001	25,638,839

Consolidated balance sheets data

	At March 31,
	2017	2016	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$144,908	$148,986	$124,802	$82,761	$57,199
Working capital	$354,480	$387,515	$286,034	$193,319	$145,650
Total assets	$923,420	$980,012	$489,737	$449,425	$303,919
Long-term debt, less current portion	$176,722	$185,633	—	—	—
Noncontrolling interests	$87,984	$152,942	—	—	—
Virtusa stockholders' equity	$497,032	$475,013	$423,775	$374,070	$252,207

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

Business overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global provider of information technology ("IT") consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking and financial services, insurance, healthcare, communications, and media and entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience ("UX") design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients' businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as accelerated solution design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients' business imperative initiatives across business growth and IT operations.

        Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States.

        On May 3, 2017, we entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which Orogen purchased 108,000 shares of the Company's newly issued convertible preferred stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00 (the "Orogen Preferred Stock Financing"). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa's Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

        Under the terms of the investment, the convertible preferred shares have a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. The convertible preferred stock matures on May 3, 2024. The shares purchased consist of voting convertible preferred stock and a separate class of non-voting convertible preferred stock, the latter of which automatically converted into shares of voting convertible preferred stock on a one-to-one basis upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. In connection with the investment, we repaid $81 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30 million of our common stock.

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

        In addition, on April 6, 2016, as part of the Polaris acquisition, Virtusa India completed an unconditional mandatory open offer (the "Mandatory Tender Offer") with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders. The Mandatory Tender Offer was conducted in accordance with requirements of the Securities and Exchange Board of India ("SEBI") and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for approximately $3.32 per share for an aggregate purchase price of approximately $89.1 million (Indian rupees 5,935 million). Upon the closing of the Mandatory Tender Offer, Virtusa India's ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. Under applicable Indian rules on takeovers, Virtusa India was required to sell within one year of the settlement of the unconditional mandatory offer its shares of common stock in Polaris in excess of 75% of the basic outstanding shares of common stock of Polaris. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public offering. The sale offer closed on December 14, 2016, and the Company received approximately $7.6 million in proceeds, net of $0.2 million in brokerage fees and taxes. In addition to these costs, the Company incurred additional costs of $0.4 million towards professional and legal fees and expense. The Company's ownership interest in Polaris prior to the sale offer was 78.6% of the outstanding shares of common stock, and upon the closing of the sale offer, the Company's ownership interest decreased from 78.6% to 74.9% of Polaris' basic shares of common stock outstanding.

        To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the Company's existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the "Credit Facility"). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). We are required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, we amended our Credit Agreement primarily to issue the convertible preferred stock and pay certain dividends with respect to the convertible preferred stock and we repaid $81.0 million of our term loan under the Credit Facility. As a result of this pre-payment, the Company has no additional obligated principal payments until the amount due at maturity. Interest payments will continue per the terms of the Credit Agreement.

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

        At March 31, 2017, we had 17,750 employees, or team members, a decrease from 18,226 at March 31, 2016. For the fiscal year ended March 31, 2017, we had revenue of $858.7 million and income from operations of $18.4 million. In our fiscal year ended March 31, 2017, our revenue increased by $258.4 million, or 43.0%, to $858.7 million, as compared to $600.3 million in our fiscal year ended March 31, 2016. Our net income decreased from $44.8 million in our fiscal year ended March 31, 2016 to $11.9 million in our fiscal year ended March 31, 2017.

        The key drivers of the increase in revenue in our fiscal year ended March 31, 2017, as compared to our fiscal year ended March 31, 2016, were as follows:

  •
  Revenue generated from clients acquired by us in the acquisition of Polaris on March 3, 2016

  •
  Revenue growth primarily in banking, and media information and other ("M&I") partially offset by a decrease in financial services and insurance revenue

  •
  Revenue increases are partially offset by the substantial depreciation in the U.K. pound sterling, which is reflected in the factors listed above

        The key drivers of our decrease in net income in our fiscal year ended March 31, 2017, as compared to our fiscal year ended March 31, 2016, were as follows:

  •
  Decreases in financial services and insurance revenue

  •
  Slight increase in gross profit, while at lower gross margin, reflective of lower utilization and higher costs of revenue which includes investments to deliver key digital transformation programs to our clients, which require higher onsite effort and contractor resourcing before we can fully leverage our global delivery model

  •
  Substantial depreciation in the U.K. pound sterling ("GBP") which impacted our U.K. based revenues when consolidating into U.S. dollar and costs of revenue when converting Indian rupee denominated costs into GBP under our transfer pricing model, partially offset by the depreciation of Indian rupee ("INR") which impacted INR based costs

  •
  Higher operating costs, including an increased investment in our sales and business development organization and facilities to support our growth and acquisition related amortization

  •
  Interest expense related to our outstanding term loan under our Credit Agreement

  •
  Increase in foreign currency transaction losses and increase in the noncontrolling interest expense related to Polaris acquisition

  •
  Partially offset by certain tax benefits arising from geographical mix of profits

        High repeat business and client concentration are common in our industry. During the fiscal year ended March 31, 2017, 86% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

        For the fiscal years ended March 31, 2017, 2016 and 2015, we generated 59%, 54%, and 55%, respectively, of revenue from application outsourcing and 41%, 46% and 45%, respectively, of revenue from consulting services. We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 43%, 39%, and 37% of total revenue for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The revenue earned from fixed-price contracts reflects our clients' preferences.

        At March 31, 2017, we had cash and cash equivalents, short-term and long-term investments, which is a non-GAAP measure, of $237.0 million, as compared to $231.7 million at March 31, 2016. The increase primarily related to net proceeds from the Polaris stock sale as detailed above.

        From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. For instance, for the fiscal year ended March 31, 2016 we completed the acquisition of Polaris, which expands our banking and financial services offerings and domain expertise as described above. We expect that for our long-term growth, from time to time, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.

        For the fiscal year ending March 31, 2018, we expect the following factors, among others, to affect our business and our operating results:

  •
  Demand from our clients, particularly for transformational solutions and outsourcing services

  •
  Ability to leverage our deep domain expertise to provide digital transformational solutions across our industry groups

  •
  Foreign currency volatility

  •
  Impact of an increased effective income tax rate as a result of our geographical mix of profits

        For the fiscal year ending March 31, 2018, we plan to:

  •
  Align our practices to provide digital transformation services across our core industry groups such as banking, financial services and insurance ("BFSI"), Communication and technology ("C&T") and M&I

  •
  Invest in domain-led transformational solutions within core verticals like banking, healthcare, insurance and telecommunications

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

  •
  Pursue opportunistic acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise, and/or service offerings

        As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2017, we finished the fiscal year with a total headcount of 17,750 as compared with a total headcount of 18,226 for the fiscal year ended March 31, 2016 which reflects voluntary and involuntary attrition. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2017, our attrition rate reflects voluntary attrition of 14.5% and involuntary attrition of 12.9%, which includes 8.5% related to implementation of certain cost saving and restructuring initiatives. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

        We maintain a six quarter hedging program, which we believe has been effective since inception at reducing the impact of fluctuations in local currencies on our operating results. In addition, as part of the Polaris acquisition, we have assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period, although there is no assurance that this hedging program will continue to be effective. These hedges may also cause us to forego benefits of a positive currency fluctuation, especially given the volatility of these currencies. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

        We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. As of March 31, 2017, our DSO was 80 days compared to 78 days as of March 31, 2016.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have remained relatively stable subject to foreign currency exchange fluctuation for our fiscal year ended March 31, 2017 as compared to our fiscal year ended

    March 31, 2016. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in our fiscal year ended March 31, 2017 as compared to our fiscal year ended March 31, 2016, primarily driven by competition.

  •
  Utilization rate indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period divided by the total number of available hours of our IT professionals in a given period, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's target for the utilization rate is in the low 80% range. Our utilization rates were 77%, 82% and 81% for the fiscal years ended March 31, 2017, 2016 and 2015 respectively. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the targeted range may also indicate that there are insufficient IT professionals to staff existing or future engagements, which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. For the last twelve months ended March 31, 2017, our attrition rate was 27.4%, which reflects voluntary attrition of 14.5% and involuntary attrition of 12.9%, which includes 8.5% related to implementation of certain cost saving and restructuring initiatives. Our attrition rate for the fiscal year ended March 31, 2016 was 16.7%, which reflects voluntary attrition of 13.3% and involuntary attrition of 3.4%.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 13.6% and 21.9% for the fiscal years ended March 31, 2017 and 2016, respectively. Our effective tax rate decreased primarily due to tax benefits claimed on operational losses in certain jurisdictions, the geographical mix of profits and increased holiday benefits, partially offset by tax cost on repatriation of a dividend and increases in uncertain tax positions during the fiscal year ended March 31, 2017. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

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

Sources of revenue

        We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2017, collectively, our five largest and ten largest clients accounted for 33% and 45% of our revenue, respectively. Our two largest clients accounted for 17% and 6% respectively, of our revenue for the fiscal year ended March 31, 2017. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2017, 65% of our revenue was generated in North America, 23% in Europe and 12% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2017, the percentage of revenue from time-and-materials and fixed-price contracts was 57% and 43%, respectively.

        Our European revenue for the fiscal year ended March 31, 2017, increased by 46%, or $61.9 million, to $196.5 million, or 23% of total revenue, from $134.6 million, or 22% of total revenue in the fiscal year ended March 31, 2016. The increase in revenue for the fiscal year ended March 31, 2017 is primarily due to European revenue from clients acquired as part of the Polaris acquisition, partially offset by substantial depreciation of the U.K. pound sterling.

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

        The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 24% and 23% of total hours billed in each of the fiscal years ended March 31, 2017 and 2016, respectively, while the revenue from resources located onsite and offshore accounted for 54% and 46% respectively in the fiscal year ended March 31, 2017, and 56% and 44% respectively during the fiscal year ended March 31, 2016. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States, the United Kingdom and Europe as compared to work performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. We manage to a targeted 25% to 75%

onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

Costs of revenue and gross profit

        Costs of revenue consist principally of payroll and related fringe benefits, reimbursable and non-reimbursable costs, immigration-related expenses, fees for subcontractors working on client engagements and share-based compensation expense for IT professionals including account management personnel. Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States, Europe and rest of the world for comparably-skilled IT professionals. However, wages in India and Sri Lanka are increasing in local currency, which will result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our team member compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition. We deploy a campus hiring philosophy and encourage internal promotions to minimize the effects of wage inflation pressure and recruiting costs. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of services.

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

        Although we have adopted a cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, particularly our costs of revenue, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges remaining outstanding as of the balance sheet date.

Operating expenses

        Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling and share-based compensation as well as promotion, communications, management, finance, administrative, occupancy, marketing and depreciation and amortization expenses. In the fiscal years ended March 31, 2017, 2016, and 2015, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

        Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in time deposits, money market instruments, short-term investments and long-term investments. The functional currencies of our subsidiaries are their local currencies, except for Hungary which operates in the euro and certain Netherlands entities which operate in the U.S. dollar. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee, Swedish Krona ("SEK"), euro, U.K. pound sterling and the Singapore dollar, against the U.S. dollar on intercompany transactions. This includes fluctuations on an Indian rupee denominated intercompany note in a U.S. dollar functional currency entity in the Netherlands that was put in place as part of the structuring of the Polaris acquisition. At March 31, 2017, the approximate value of the intercompany note was $209,870 (Indian rupee 13,600,000). We place our cash in liquid investments at highly-rated financial institutions based on our investment policy approved by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

        Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia and Sweden. In the fiscal year ended March 31, 2017, our effective tax rate was impacted by the mix of income by jurisdiction and availability and term of certain tax holidays during the fiscal year ended March 31, 2017. Historically, we have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we generate the substantial portion of our revenue. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2017 and 2016 by $8.0 million and $7.5 million, respectively. However, our tax expense decreased by $10.0 million in the fiscal year ended March 31, 2017 compared to our tax expense for our fiscal year ended March 31, 2016 due to the tax benefits claimed on operational losses in certain jurisdictions, the geographical mix of profits and increased holiday benefits, partially offset by the tax cost on repatriation of a dividend and increases in uncertain tax positions during the fiscal year ended March 31, 2017. Increases in our effective tax rate, or a high effective tax rate, has a negative effect on our earnings in future periods.

        Our effective tax rate was 13.6% and 21.9% for each of the fiscal years ended March 31, 2017 and 2016 respectively. Our effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as the availability of tax holidays in India, Sri Lanka and Malaysia. We expect our effective tax rate to increase as a result of a higher tax rate in India and geographical mix of our profits.

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

Valuation and impairment of investments and/or marketable securities

        We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than- temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2017 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses and we expect to recover the entire amortization cost basis of the security. At March 31, 2017, we believe that all impairments of investment securities are temporary in nature.

Derivative instruments and hedging activities

        We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on forecasted transactions denominated in foreign currencies. The Company also enters into interest rate swaps to mitigate interest rate risk on the Company's variable rate debt. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax, until the hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company measures the effectiveness of these hedges at the time of inception, as well as on an ongoing basis. If any portion of the hedges is deemed ineffective, the respective portion is recorded in the consolidated statement of income in other income (expense). For derivative contracts that are not designated as cash flow hedges, at maturity changes in the fair value, if any, are recognized in the same line item as the underlying exposure being hedged in the statements of income. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

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

        For our goodwill impairment analysis, we operate under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. We completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2017 and determined that there was no impairment. We continue to closely monitor our market capitalization. If our market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other- than-temporary, it is possible that we may be required to record an impairment of goodwill either as a result of the annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

        It is our intent to reinvest all accumulated earnings from foreign operations back into their respective businesses to fund growth. As a component of this strategy, we do not accrue incremental U.S. taxes on foreign earnings as these earnings are considered to be indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, which would increase our overall effective tax rate. During the fiscal year ended March 31, 2017, we repatriated $17.3 million from Virtusa C.V., a subsidiary of the Company, organized to finance the acquisition of Polaris. The US tax cost was recorded during the current fiscal year as these earnings are no longer considered permanently reinvested.

Share-based compensation

        Under the fair value recognition provisions of accounting standards, share-based compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. The fair value of restricted awards and deferred stock awards is determined based on the number of stock awards granted and the quoted price of our stock at date of grant. Determining the fair value of the stock option awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised, the expected volatility of our stock and the number of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

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

Results of operations

Fiscal year ended March 31, 2017 compared to fiscal year ended March 31, 2016

        The following table presents an overview of our results of operations for the fiscal years ended March 31, 2017 and 2016:

	Fiscal Year Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenue	$858,731	$600,302	$258,429	43.0%
Costs of revenue	620,950	389,310	231,640	59.5%

Gross profit	237,781	210,992	26,789	12.7%
Operating expenses	219,410	165,672	53,738	32.4%

Income from operations	18,371	45,320	(26,949)	(59.5)%
Other income	447	12,349	(11,902)	(96.4)%

Income before income tax expense	18,818	57,669	(38,851)	(67.4)%
Income tax expense	2,561	12,649	(10,088)	(79.8)%

Net income	16,257	45,020	(28,763)	(63.9)%
Net income attributable to noncontrolling interests	4,399	218	4,181	1917.9%

Net income attributable to Virtusa stockholders	$11,858	$44,802	(32,944)	(73.5)%

Revenue

        Revenue increased by 43.0%, or $258.4 million, from $600.3 million during the fiscal year ended March 31, 2016 to $858.7 million in the fiscal year ended March 31, 2017, due primarily to a full year of revenue contribution from Polaris. Polaris revenue contribution was $290.4 million for the fiscal year ended March 31, 2017, compared to $19.4 million for the 29 day period ending March 31, 2016. Excluding Polaris, broad based growth, particularly in our non-top ten clients, was offset by a decline in our insurance industry group. Revenue from clients existing as of March 31, 2016, increased by $228.9 million, and revenue from new clients was $29.5 million during the fiscal year ended March 31, 2017, as compared to the fiscal year ended March 31, 2016. Revenue from North American clients increased by $133.2 million, or 31.6%, as compared to the fiscal year ended March 31, 2016. Revenue from European clients in the fiscal year ended March 31, 2017 increased by $61.9 million, or 46.0%, as compared to the fiscal year ended March 31, 2016. The growth in both North American and European clients was primarily attributable to Polaris. Revenue growth was led by BFS and M&I industry groups, which increased by 67.5% and 39.9% respectively, in the fiscal year ended March 31, 2017 as compared to the fiscal year ended March 31, 2016. Our number of clients increased from 174 at March 31, 2016 to 191 at March 31, 2017.

Costs of revenue

        Costs of revenue increased from $389.3 million in the fiscal year ended March 31, 2016 to $620.9 million in the fiscal year ended March 31, 2017, an increase of $231.6 million, or 59.5%, which includes a foreign currency benefit of $10.6 million due to the depreciation of the Indian rupee. The increase in cost of revenue was due to an increase in compensation and benefit costs of $187.4 million, primarily related to a full year of headcount associated with the Polaris acquisition completed on March 3, 2016. The increased costs of revenue are also due to an increase in subcontractor costs of $31.1 million and an increase of $8.8 million in travel expenses. At March 31, 2017, we had 16,127 IT professionals as compared to 16,321 at March 31, 2016.

Gross profit

        Our gross profit increased by $26.8 million or 12.7%, to $237.8 million for the fiscal year ended March 31, 2017 as compared to $211.0 million in the fiscal year ended March 31, 2016 primarily due to our growth in revenue, partially offset by increased cost of revenue related to increase in onsite effort and use of subcontractors. As a percentage of revenue, our gross margin was 27.7% and 35.1% in the fiscal years ended March 31, 2017 and 2016, respectively. The decrease in gross margin was primarily a result of lower gross margins on our larger transformational programs that begin with higher onsite effort as well as an increase in onsite work including travel expenses and subcontractors, primarily as a result of the Polaris acquisition.

Operating expenses

        Operating expenses increased from $165.7 million in the fiscal year ended March 31, 2016 to $219.4 million in the fiscal year ended March 31, 2017, an increase of $53.8 million, which includes a foreign currency benefit of $4.5 million due to the depreciation of the Indian rupee. The increase in operating expenses was due to an increase of $31.6 million in compensation related expenses primarily related to a full year of Polaris headcount, $16.6 million in facilities expenses primarily related to a full year of Polaris facilities and an increase of $4.8 million in travel expenses. As a percentage of revenue, our operating expenses decreased from 27.6% in the fiscal year ended March 31, 2016 to 25.6% in the fiscal year ended March 31, 2017, reflecting an increase in operating efficiencies as a result of the Polaris integration.

Income from operations

        Income from operations decreased from $45.3 million in the fiscal year ended March 31, 2016 to $18.4 million in the fiscal year ended March 31, 2017, a decrease of $26.9 million or 59.5%. This decrease in income from operations was primarily driven by an increase in onsite work and the negative impact of foreign currency on non-U.S. denominated revenues, when converted in to U.S. dollars. As a percentage of revenue, income from operations decreased from 7.5% in the fiscal year ended March 31, 2016 to 2.1% in the fiscal year ended March 31, 2017. The decrease in income from operations was primarily due to higher onsite effort as a percentage of revenue, particularly higher onsite work as a result of the Polaris acquisition.

Other income

        Other income decreased from $12.3 million in the fiscal year ended March 31, 2016 to $0.4 million in the fiscal year ended March 31, 2017. The decrease is primarily attributed to an increase in foreign currency transaction losses of $4.0 million, and an increase in net interest expense of $8.3 million primarily resulting from our term loan.

Income tax expense

        We had income tax expense of $2.6 million and $12.6 million for the fiscal years ended March 31, 2017 and 2016, respectively. Our effective tax rate was 13.6% and 21.9% for the fiscal years ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate primarily due to tax benefits claimed on operational losses in certain jurisdictions, the geographical mix of profits and increased holiday benefits, partially offset by tax cost on repatriation of a dividend and increases in uncertain tax positions during the fiscal year ended March 31, 2017.

Noncontrolling interests

        In connection with the Polaris acquisition, for the fiscal year ended March 31, 2017, we recorded a noncontrolling interest of $4.4 million, representing a weighted average of 22.8% share of profits of Polaris held by parties other than Virtusa.

Net income attributable to Virtusa stockholders

        Net income for the fiscal year ended March 31, 2017 was $11.9 million, a decrease of 73.5% or $32.9 million compared to net income of $44.8 million for the fiscal year ended March 31, 2016 driven by lower utilization, higher on-site efforts, substantial depreciation of the U.K. pound sterling, higher operating costs, foreign currency transaction losses and interest expense related to our term loan.

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

Income from operations

        Income from operations decreased from $52.6 million in the fiscal year ended March 31, 2015 to $45.3 million in the fiscal year ended March 31, 2016, a decrease of $7.2 million or 13.8%. This decrease in income from operations was primarily driven by Apparatus, Agora and Polaris acquisition-related expenses, increase in onsite work and negative impact of foreign currency on non-U.S. denominated revenues, when converted in to U.S. dollars. As a percentage of revenue, income from operations decreased from 11.0% in the fiscal year ended March 31, 2015 to 7.5% in the fiscal year ended March 31, 2016. The decrease in income from operations was primarily a result of lower gross margins on our larger transformational programs that begin with higher onsite effort as well as an increase in onsite work as a result of the Apparatus and Agora acquisitions.

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

        We consider the measure of cash, cash equivalents, short-term and long-term investments to be an important indicator of our overall liquidity. All of our investments are classified as available-for-sale, including our long-term investments which consist of fixed income securities, including government agency bonds and municipal and corporate bonds, which meet the credit rating and diversification requirements of our investment policy as approved by our audit committee and board of directors.

        We believe the following financial measures will provide additional insights to measure the operational performance of our business.

  •
  We present the following consolidated statement of income measures that exclude acquisition-related charges, restructuring charges, stock-based compensation expense, foreign currency transaction gains and losses and the tax impact of dividends received from foreign subsidiaries to provide further insights into the comparison of our operating results among the periods:

  •
  Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income, excluding stock-based compensation expense and acquisition-related charges, and restructuring charges

  •
  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

  •
  Non-GAAP net income: net income, as reported on our consolidated statements of income, excluding stock- based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, each net of tax, and the tax impact of dividends received from foreign subsidiaries

    •
    Non-GAAP diluted earnings per share: diluted earnings per share, as reported on our consolidated statements of income, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, each net of tax, and the per share tax impact of dividends received from foreign subsidiaries

        The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the years ended March 31:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(in thousands, except per share amounts)
GAAP income from operations	$18,371	$45,320	$52,568
Add: Stock-based compensation expense	22,123	16,179	11,098
Add: Acquisition-related charges and restructuring charges(1)	15,217	18,049	4,674

Non-GAAP income from operations	$55,711	$79,548	$68,340

GAAP operating margin	2.1%	7.6%	11.0%
Effect of above adjustments to income from operations	4.4%	5.7%	3.3%

Non-GAAP operating margin	6.5%	13.3%	14.3%

GAAP net income	$11,858	$44,802	$42,446
Add: Stock-based compensation expense	22,123	16,179	11,098
Add: Acquisition-related charges and restructuring charges(1)	15,217	18,049	4,674
Add: Foreign currency transaction (gains) losses(2)	(3,009)	(7,050)	357
Tax adjustments(3)	(6,861)	(10,090)	(4,202)
Noncontrolling interest, net of taxes(4)	(1,699)	—	—

Non-GAAP net income	$37,629	$61,890	$54,373

GAAP diluted earnings per share	$0.39	$1.49	$1.44
Effect of stock-based compensation expense	0.73	0.54	0.37
Effect of acquisition-related charges and restructuring charges(1)	0.51	0.60	0.16
Effect of foreign currency transaction (gains) losses(2)	(0.10)	(0.23)	0.01
Tax adjustments(3)	(0.22)	(0.34)	(0.14)
Effect of noncontrolling interest(4)	(0.06)	—	—

Non-GAAP diluted earnings per share(5)	$1.25	$2.06	$1.84

(1)
Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges include one-time termination benefits, as well as certain professional fees related to the restructuring. The following table provides the details of the acquisition-related charges and restructuring charges:

	Fiscal Year Ended March 31,
	2017	2016	2015
Amortization of intangible assets	$9,523	$5,490	$4,436
Acquisition & integration costs	3,296	12,559	238
Restructuring costs	2,398	—	—

Total Acquisition-related charges and restructuring charges	15,217	18,049	$4,674

(2)
Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)
Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods. The tax adjustment includes the elimination of $5.9 million of taxes related to a dividend received from a foreign subsidiary during the three and twelve months ended March 31, 2017.

(4)
Noncontrolling interest represents the minority shareholders interest of Polaris

(5)
Non-GAAP diluted earnings per share is subject to rounding

Liquidity and capital resources

        We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of convertible preferred stock.

        On May 3, 2017, we entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which, Orogen purchased 108,000 shares of the Company's newly issued convertible preferred stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00 (the "Orogen Preferred Stock Financing"). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa's Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

        Under the terms of the investment, the convertible preferred shares have a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. The convertible preferred stock matures on May 3, 2024. The shares purchased consist of voting convertible preferred stock and a separate class of non-voting convertible preferred stock, the latter of which automatically converted into shares of voting convertible preferred stock on a one-to-one basis upon the expiration or termination of the applicable waiting period (which occurred in May 2017) under the Hart-Scott-Rodino Antitrust Improvements Act. In connection with the investment, we repaid $81 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30 million of our common stock.

        In November 2016, we implemented certain cost saving and restructuring initiatives. In our fiscal year ended March 31, 2017, we incurred $2.4 million primarily related to termination benefits, out of which we paid $2.1 million during the fiscal year ended March 31, 2017 and expected to pay $0.3 million during the three months ended June 30, 2017.

        On March 3, 2016, Virtusa Consulting Services Private Limited ("Virtusa India"), a subsidiary of Virtusa Corporation ("Virtusa" or the "Company"), purchased 53,133,127 shares, or approximately 51.7%, of the fully-diluted capitalization of Polaris Consulting & Services Limited ("Polaris") from certain Polaris shareholders for approximately $168.3 million in cash (the "Polaris SPA Transaction") pursuant to a definitive share purchase agreement ("SPA") by and among Virtusa India, the Polaris founding shareholders, promoters, and certain other Polaris minority stockholders, which was entered into on November 5, 2015. On April 6, 2016, Virtusa India completed its purchase of an additional 26% of the fully diluted outstanding shares of Polaris from public shareholders for approximately $89.1 million in cash under a mandatory tender open offer as required under applicable India takeover rules. Pursuant to the mandatory offer, during the fiscal year ended March 31, 2016, the Company transferred $89.2 million into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

        In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public sale offer. The sale offer closed on December 14, 2016 and the Company received approximately $7.6 million in proceeds, net of $0.2 million in brokerage fees and taxes. In addition to these costs, the Company incurred additional professional and legal costs of $0.4 million. The Company's ownership interest in Polaris prior to the sale offer was 78.6% and upon the closing of the sale offer, the Company's ownership interest decreased from 78.6% to 74.9% of Polaris' basic shares of common stock outstanding.

        To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company's existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the "Credit Facility"). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). We are required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, we amended our Credit Agreement primarily to issue the convertible preferred stock and pay certain dividends with respect to the convertible preferred stock and we repaid principle payment of $81.0 million of our term loan. As a result of this pre-payment, the Company has no additional obligated principal payments until the amount due at maturity. Interest payments will continue per the terms of the Credit Agreement.

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

        As of March 31, 2017, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2017 and through the date of this filing.

        On July 26, 2016, we entered into two 12-month forward starting interest rate swap transactions and, on July 28, 2016, we entered into a third 12-month forward starting interest rate swap transaction to mitigate our interest rate risk on our variable rate debt (collectively, "The Interest Rate Swap Agreements"). Our objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. We will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the swaps as cash flow hedges.

        The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93.8 million and with the pre-payment of $81 million of principal on our existing debt, hedge approximately 86% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap Agreements require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

        The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on March 31, 2017, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2017, we were in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $1.8 million as of March 31, 2017, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

        At March 31, 2017, we had approximately $237.0 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $152.0 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to substantial taxes and the change in such intent could have a material adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

        At March 31, 2017, our current ratio is consistent with the prior fiscal year. Our unbilled accounts receivable compared to total accounts receivable at March 31, 2017 of 49% was slightly higher than the prior fiscal year ratio of 42%. During the twelve months ended March 31, 2017, we experienced fluctuations in the unbilled accounts receivable due to the integration of Polaris, which was substantially completed at March 31, 2017.

        Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2017, we sold $22.7 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2017. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

        We expect capital expenditures made in the normal course of business during the fiscal year ended March 31, 2018, without regarding to any past or future acquisitions, to be consistent with our historical capital expenditures.

Cash flows

        The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$22,231	$45,891	$48,917
Net cash provided by (used in)investing activities	67,015	(217,936)	(10,077)
Net cash (used in) provided by financing activities	(91,005)	197,366	5,225
Effect of exchange rates on cash	(2,319)	(1,137)	(2,024)

Net (decrease) increase in cash and cash equivalents	(4,078)	24,184	42,041
Cash and cash equivalents, beginning of fiscal year	148,986	124,802	82,761

Cash and cash equivalents, end of fiscal year	$144,908	$148,986	$124,802

Net cash provided by operating activities

        Net cash provided by operating activities decreased in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016, primarily driven by a decrease in net income during the fiscal year ended March 31, 2017, compared to fiscal year ended March 31, 2016.

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

Net cash used for investing activities

        Net cash provided by (used in) investing activities increased from cash used in investing activities in the fiscal year ended March 31, 2016 to cash provided by investing activities in fiscal year ended March 31, 2017. Net cash provided by investing activities is primarily due to a decrease in restricted cash related to the Polaris mandatory offering and a decrease in business acquisition payments.

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

Net cash provided by financing activities

        Net cash (used in) provided by financing activities decreased from cash provided by financing activities in fiscal year ended March 31, 2016 to cash used in financing activities in the fiscal year ended March 31, 2017. Net cash used in financing activities was primarily due to the decrease in proceeds from debt compared to the fiscal year ended March 31, 2016, acquisition of noncontrolling interest related to Polaris and payments related to our term loan, partially offset by cash proceeds from the Polaris stock sale.

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

Contractual obligations

        The following table sets forth our future contractual obligations and commercial commitments at March 31, 2017.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5+ Years
	(In thousands)
Long-term debt obligation(1)	$190,000	$10,000	$35,000	$145,000	—
Interest on long-term debt(2)	23,925	6,966	12,412	4,547	—
Operating lease obligations(3)	26,557	9,301	9,365	5,217	2,674
Capital lease obligations(4)	279	130	134	15	—
Defined benefit plans(5)	20,973	1,559	3,646	4,226	11,542
Capital and other purchase commitments(6)	2,211	2,211	—	—	—

Total	$263,945	$30,167	$60,557	$159,005	$14,216

(1)
Our obligations towards repayments of our long-term debt. On May 3, 2017, in connection with the issuance of our convertible preferred stock, we repaid $81 million of our outstanding long-term loan.

(2)
Interest on the term loan of 3.74% was calculated using interest rates effective as of March 31, 2017.

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

(6)
Relates to build-out of various facilities in India, and other purchase commitments, net of advances.

        As of March 31, 2017, we had $7.6 million of unrecognized tax benefits. This represents the tax benefits associated with tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

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

        We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in "Quantitative and Qualitative Disclosures about Market Risk." From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, euro and Swedish Krona against the U.S. dollar to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are in process of reviewing existing revenue contracts and related costs for evaluating the recognition of revenue from contracts with customers as well as commission and fulfillment costs that may require capitalization and amortization. We are also in process of identifying and implementing changes to our processes to meet the reporting and disclosure requirements. We expect the new standard could change the amount and timing of revenue and costs under certain arrangements types. We have not yet determined what impact the new guidance will have on our consolidated financial statements and related disclosures or concluded on the transition method.

        In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. We are currently evaluating the effect the new standard will have on the Company's consolidated financial statements and related disclosures.

        In February 2016, the FASB issued as update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients. We are currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

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

        In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation- Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. While we are still evaluating the impact of adoption of the new guidance, we believe the new standard will cause volatility in our effective tax rates as well as basic and diluted earnings per share due to the tax effects related to share-based payments being recorded to the income statement (rather than equity). The volatility in future periods will depend on our stock price at the awards' vesting dates, geographical mix and tax rates in applicable jurisdictions, as well as the number of awards that vest in each period. We will change our accounting policy on forfeitures from estimating the number of awards that are expected to vest to account for forfeitures when they occur. We do not expect the accounting policy change in forfeitures to have a significant impact to the consolidated financial statements.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

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

        In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact our presentation of cash and cash equivalents. As of March 31, 2017 and 2016, our restricted cash was $0.2 million and $93.9 million, respectively.

        In January 2017, the FASB issued ASU 2017-01, an update on business combinations, which clarifies the definition of a business. The update requires a business to include at least an input and a substantive process that together significantly contribute to the ability to create outputs. The update also states that the definition of a business is not met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2018. Upon adoption, entities will be required to apply the update prospectively. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04, an update on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit's carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

        In March 2017, the FASB issued ASU 2017-07, a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. The Company's current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, we expect to present the other components within other (income) expense.

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

        We have two 18 month rolling programs comprised of a series foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at March 31, 2017 was $153.4 million. The outstanding contracts as of March 31, 2017 are scheduled to mature each month through March 30, 2018. At March 31, 2017, the net unrealized gain on our outstanding cash flow hedge contracts was $17.0 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2017, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $15.8 million.

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

Interest rate risk

        In connection with the Polaris acquisition, on February 25, 2016, we drew down the full $200.0 million of the term loan under the Credit Facility. Interest under this facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company's ratio of debt to EBITDA. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants—see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources". The term of the Credit Agreement ends on February 24, 2021. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Credit Facility, our cash and cash equivalents, short-term investments and long-term investments. To mitigate the Company's exposure to movements in the one-month London Inter-Bank Offer Rate (LIBOR) rate on future outstanding debt, the Company entered into the Interest Rate Swap Agreements to convert a portion of the Company's outstanding debt from a floating to a fixed rate of interest (See Note 11 to our consolidated financial statements included herein for a detail description of our debt).

        We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Credit Facility, our cash and cash equivalents, short-term investments and long-term investments. We performed a sensitivity analysis to determine the effect of interest rate fluctuations. As of March 31, 2017, we had $190.0 million in outstanding debt. After considering the $81 million pre-payment of our term loan made on May 3, 2017, a 100 basis point increase or decrease in market interest rates would have a $1.0 million change in our interest expense. As of March 31, 2017, we had $237.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper and corporate debts. Our investments in debt securities are classified as "available-for-sale" and are recorded at fair value. Our "available-for-sale" investments are sensitive to changes in interest rates. As interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2017 would impact the net fair value of such interest sensitive financial instruments by $0.5 million.

        Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

Concentration of credit risk

        Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and long-term investments, accounts receivable, derivative contracts, other financial assets and unbilled accounts receivable. We place our operating cash, investments and derivatives in highly-rated financial institutions. We adhere to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non-performance by the counterparties as we invest with highly-rated financial institutions and, accordingly, do not require collateral. Credit losses and write-offs of accounts receivable balances have historically not been material to our consolidated financial statements and have not exceeded our expectations.

Item 8.    Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation:

        We have audited the accompanying consolidated balance sheets of Virtusa Corporation and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2017. In connection with our audits of consolidated financial statements, we also have audited financial statement schedule II, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Virtusa Corporation and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Virtusa Corporation's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 26, 2017 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

May 26, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Virtusa Corporation:

        We have audited Virtusa Corporation's internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virtusa Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Virtusa Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Virtusa Corporation and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2017, and our report dated May 26, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts
May 26, 2017

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$144,908	$148,986
Short-term investments	72,028	53,917
Accounts receivable, net of allowance of $1,805 and $1,046 at March 31, 2017 and 2016, respectively	135,453	138,530
Unbilled accounts receivable	66,122	58,063
Prepaid expenses	32,751	12,094
Restricted cash	174	93,921
Other current assets	28,806	23,268

Total current assets	480,242	528,779
Property and equipment, net	118,890	116,282
Investments accounted for using equity method	1,708	2,869
Long-term investments	20,057	28,817
Deferred income taxes	23,093	15,890
Goodwill	211,089	200,424
Intangible assets, net	58,361	66,846
Other long-term assets	9,980	20,105

Total assets	$923,420	$980,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,514	$27,452
Accrued employee compensation and benefits	52,582	53,897
Deferred revenue	7,479	5,971
Accrued expenses and other	33,251	42,763
Current portion of long-term debt	8,870	8,881
Income taxes payable	3,066	2,300

Total current liabilities	125,762	141,264
Deferred income taxes	26,682	16,121
Long-term debt, less current portion	176,722	185,633
Long-term liabilities	9,238	9,039

Total liabilities	338,404	352,057

Commitments and contingencies (See Note 18)
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2017 and 2016, respectively; Issued zero shares at March 31, 2017 and 2016, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2017 and 2016, respectively; Issued 31,762,214 and 31,287,074 shares at March 31, 2017 and 2016, respectively; Outstanding 29,905,511 and 29,430,371 shares at March 31, 2017 and 2016, respectively	318	313
Treasury stock, 1,856,703 common shares, at cost, at March 31, 2017 and 2016, respectively	(9,652)	(9,652)
Additional paid-in capital	305,387	297,621
Retained earnings	240,728	228,870
Accumulated other comprehensive loss	(39,749)	(42,139)

Total Virtusa stockholders' equity	497,032	475,013
Noncontrolling interest in subsidiaries	87,984	152,942

Total equity	585,016	627,955

Total liabilities, undesignated preferred stock and stockholders' equity	$923,420	$980,012

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended March 31,
	2017	2016	2015
Revenue	$858,731	$600,302	$478,986
Costs of revenue	620,950	389,310	304,422

Gross profit	237,781	210,992	174,564
Operating expenses:
Selling, general and administrative expenses	219,410	165,672	121,996

Income from operations	18,371	45,320	52,568
Other income (expense):
Interest income (expense)	(3,567)	4,777	5,264
Foreign currency transaction gains (losses)	3,009	7,050	(357)
Other, net	1,005	522	(75)

Total other income	447	12,349	4,832

Income before income tax expense	18,818	57,669	57,400
Income tax expense	2,561	12,649	14,954

Net income	16,257	45,020	42,446
Less: net income attributable to noncontrolling interests, net of tax	4,399	218	—

Net income attributable to Virtusa common stockholders	$11,858	$44,802	$42,446

Basic earnings per share	$0.40	$1.53	$1.48

Diluted earnings per share.	$0.39	$1.49	$1.44

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended March 31,
	2017	2016	2015
Net income	$16,257	$45,020	$42,446
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,810)	(9,324)	(12,312)
Pension plan adjustment, net of tax effect of $(174), $15, $(12)	(276)	47	(354)
Unrealized gain on available-for-sale securities, net of tax effect of $60, $13, $21	78	38	36
Unrealized gain on effective cash flow hedges, net of tax effect of $3,655, $1,800, $2,017	7,989	2,513	6,216

Other comprehensive income (loss)	$3,981	$(6,726)	$(6,414)

Comprehensive income	20,238	38,294	36,032
Less: comprehensive income attributable to noncontrolling interest, net of tax	5,990	1,285	—

Comprehensive income attributable to Virtusa common stockholders	$14,248	$37,009	$36,032

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except per share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Virtusa Stockholders' Equity
					Additional Paid-in Capital	Retained Earnings			Non- controlling interest	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2014	30,263,243	$303	(1,856,703)	$(9,652)	$269,511	$141,622	$(27,714)	$374,070	—	$374,070
Proceeds from the exercise of stock options and vesting of restricted stock	591,736	6	—	—	2,734	—	—	2,740	—	2,740
Restricted stock awards withheld for tax	—	—	—	—	(4,857)	—	—	(4,857)	—	(4,857)
Share based compensation	—	—	—	—	11,098	—	—	11,098	—	11,098
Excess tax benefits from stock option exercises	—	—	—	—	4,692	—	—	4,692	—	4,692
Other comprehensive loss	—	—	—	—	—	—	(6,414)	(6,414)	—	(6,414)
Net income	—	—	—	—	—	42,446	—	42,446	—	42,446

Balance at March 31, 2015	30,854,979	$309	(1,856,703)	$(9,652)	$283,178	$184,068	$(34,128)	$423,775	—	$423,775

Proceeds from the exercise of stock options and vesting of restricted stock	432,095	4	—	—	1,385	—	—	1,389	—	1,389
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,031	—	—	1,031	—	1,031
Restricted stock awards withheld for tax	—	—	—	—	(6,927)	—	—	(6,927)	—	(6,927)
Share based compensation	—	—	—	—	16,108	—	—	16,108	—	16,108
Subsidiary share based compensation	—	—	—	—	71	—	—	71	—	71
Excess tax benefits from stock option exercises	—	—	—	—	2,775	—	—	2,775	—	2,775
Other	—	—	—	—	—	—	—	—	248	248
Acquisition of Polaris, noncontrolling interest portion, inclusive of $3,517 of foreign currency translation	—	—	—	—	—	—	—	—	151,191	151,191
Other comprehensive income(loss)	—	—	—	—	—	—	(8,011)	(8,011)	1,285	(6,726)
Net income	—	—	—	—	—	44,802	—	44,802	218	45,020

Balance at March 31, 2016	31,287,074	$313	(1,856,703)	$(9,652)	$297,621	$228,870	$(42,139)	$475,013	$152,942	$627,955

Proceeds from the exercise of stock options and vesting of restricted stock	475,140	5	—	—	1,479	—	—	1,484	—	1,484
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,166	—	—	1,166	—	1,166
Restricted stock awards withheld for tax	—	—	—	—	(6,102)	—	—	(6,102)	—	(6,102)
Share based compensation	—	—	—	—	20,741	—	—	20,741	—	20,741
Subsidiary share based compensation	—	—	—	—	1,382	—	—	1,382	—	1,382
Excess tax (expense) benefits from stock option exercises	—	—	—	—	(719)	—	—	(719)	—	(719)
Other	—	—	—	—	—	—	—		(50)	(50)
Purchase of Polaris additional noncontrolling interest, net of transactions costs	—	—	—	—	(4,782)	—	—	(4,782)	(84,365)	(89,147)
Sale of Polaris stock, net of transaction costs	—	—	—	—	(5,399)	—	—	(5,399)	12,635	7,236
Noncontrolling interest purchase price adjustment	—	—	—	—	—	—	—	—	4,348	4,348
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	(3,516)	(3,516)
Other comprehensive income(loss)	—	—	—	—	—	—	2,390	2,390	1,591	3,981
Net income	—	—	—	—	—	11,858	—	11,858	4,399	16,257

Balance at March 31, 2017	31,762,214	318	(1,856,703)	(9,652)	305,387	240,728	(39,749)	497,032	87,984	585,016

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$16,257	$45,020	$42,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,852	16,479	13,552
Share-based compensation expense	22,123	16,179	11,098
Reversal of contingent consideration	—	—	(1,833)
Provision for doubtful accounts, net	1,015	208	(134)
(Gain) or loss on disposal of property and equipment	(434)	(41)	127
Deferred income taxes, net	(10,856)	(5,398)	(2,969)
Foreign currency transaction (gains) losses, net	(3,009)	(7,050)	357
Amortization of discounts and premiums on investments	905	496	1,242
Amortization of debt issuance cost	1,129	109	—
Excess tax (benefits) expense from stock option exercises	719	(2,775)	(4,692)
Net changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(13,508)	(17,123)	(17,128)
Prepaid expenses and other current assets	1,009	(7,832)	4,497
Other long-term assets	8,216	(126)	(603)
Accounts payable	(6,482)	(7,326)	(212)
Accrued employee compensation and benefits	(8,305)	1,807	(4,385)
Accrued expenses and other current liabilities	1,851	8,734	4,774
Income taxes payable	(8,729)	4,303	1,553
Other long-term liabilities	(5,522)	227	1,227

Net cash provided by operating activities	22,231	45,891	48,917

Cash flows from investing activities:
Proceeds from sale of property and equipment	2,631	90	160
Purchase of short-term investments	(112,652)	(43,586)	(14,075)
Proceeds from sale or maturity of short-term investments	131,116	115,397	38,696
Purchase of long-term investments	(35,099)	(29,618)	(33,720)
Proceeds from sale or maturity of long-term investments	7,116	9,200	13,612
Business acquisitions, net of cash acquired	(3,460)	(164,642)	(2,660)
Decrease (increase) in restricted cash	92,704	(91,286)	2,639
Purchase of property and equipment	(15,341)	(13,491)	(14,729)

Net cash provided by (used in) investing activities	67,015	(217,936)	(10,077)

Cash flows from financing activities:
Proceeds from exercise of common stock options	1,479	1,385	2,740
Proceeds from exercise of subsidiary stock options	1,166	1,031	—
Proceeds from debt	—	200,000	—
Payment of debt	(10,000)	—	—
Payment of debt issuance costs	—	(5,596)	—
Borrowings on revolving credit facility	—	20,000	—
Repayment of revolving credit facility	—	(20,000)	—
Payment of contingent consideration related to acquisitions	(830)	(2,097)	(2,087)
Acquisition of noncontrolling interest	(89,147)	—	—
Payment of other noncontrolling interest	(50)	—	—
Proceeds from subsidiary stock sale	7,236	—	—
Principal payments on capital lease obligation	(140)	(132)	(120)
Excess tax (expense) benefits from stock option exercises	(719)	2,775	4,692

Net cash (used in) provided by financing activities	(91,005)	197,366	5,225

Effect of exchange rate changes on cash and cash equivalents	(2,319)	(1,137)	(2,024)

Net (decrease) increase in cash and cash equivalents	(4,078)	24,184	42,041
Cash and cash equivalents, beginning of year	148,986	124,802	82,761

Cash and cash equivalents, end of year	$144,908	$148,986	$124,802

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,180	$33	$24
Cash receipts from interest	$3,956	$5,125	$5,177
Cash paid for income tax	$14,314	$17,137	$12,696
Non cash investing activities
Assets acquired under capital lease	$41	$125	$269

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1) Nature of the Business

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global provider of information technology ("IT") consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like Banking & Financial Services, Insurance, Healthcare, Communications, and Media & Entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy & consulting, to technology & user experience ("UX") design, development of IT applications, systems integration, testing & business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients' businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients' business imperative initiatives across business growth and IT operations.

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

(2) Summary of Significant Accounting Policies

(a)
Principles of Consolidation

        The accompanying financial statements have been prepared on a consolidated basis and reflect the financial statements of Virtusa Corporation and all of its subsidiaries that are directly or indirectly more than 50% owned or controlled. When the Company does not have a controlling interest in an entity, but exerts a significant influence on the entity, the Company applies the equity method of accounting. For those majority-owned subsidiaries that are not 100% owned by the Company, the interests of the minority owners are accounted for as noncontrolling interests.

        The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited, Virtusa Technologies (India) Private Limited and Polaris Consulting & Services Limited, Optimus Global Services Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited, Polaris Consulting & Services Limited, each organized and located in the United Kingdom; Virtusa US LLC, Virtusa Securities Corporation, a Massachusetts securities corporation, Apparatus, Inc. organized and located in Indiana, each organized and located in the United States; Virtusa International, B.V., Virtusa C.V., Virtusa Netherlands Cooperatief U.A., Polaris Software Lab B.V., each organized and located in the Netherlands; Virtusa Hungary Kft., Polaris Consulting & Serviced, Kft., each

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

organized and located in Hungary; Virtusa Germany GmbH, Polaris Software Lab GmbH, each organized and located in Germany; Virtusa Switzerland GmbH, Polaris Consulting & Services SA, each organized and located in Switzerland; Virtusa Singapore Private Limited, Polaris Consulting & Services Pte Limited, each organized and located in Singapore; Virtusa Malaysia Private Limited Company, Polaris Consulting & Services, SND BHD, each organized and located in Malaysia; Virtusa Austria GmbH, organized and located in Austria; Virtusa Philippines Inc., organized and located in the Philippines; TradeTech Consulting Scandinavia AB located in Sweden; Virtusa Canada, Inc. and Polaris Consulting & Services Inc, each organized and located in Canada; Polaris Consulting & Services Ireland Limited, organized and located in Ireland; Polaris Consulting & Services Japan K.K., organized and located in Japan; Polaris Consulting & Services Pty Ltd., organized and located in Australia; Polaris Consulting & Services FZ-LLC, organized and located in Dubai; and Polaris Software Lab (Shanghai) Limited, organized and located in China. All intercompany transactions and balances have been eliminated in consolidation.

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

(d)
Derivative Instruments and Hedging Activities

        The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. The Company also enters into interest rate swaps to mitigate interest rate risk on the Company's variable rate debt. The Company designates derivative contracts as cash flow hedges if they satisfy the criteria for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income, net of taxes, until the hedged transactions occur and are then recognized in the consolidated statements of income. Changes in fair value of derivatives not designated as hedging instruments and the ineffective portion of derivatives designated as cash flow hedges are recognized immediately in the consolidated statements of income.

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

(e)
Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with an initial maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2017, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $178 and $93,940 at March 31, 2017 and 2016, respectively. Restricted cash includes escrow deposits related to acquisitions, restricted deposits with banks to secure the import of computer and other equipment and bank guarantees associated with the purchase of property and equipment of the Company's facilities in India. Restricted cash at March 31, 2016 also includes escrow deposits related to the mandatory offering for 26% of the outstanding shares of Polaris as required under India takeover rules, which was released subsequently on April 6, 2016.

(f)
Investment Securities

        The Company classifies all debt securities as "available for sale". These securities are classified as short-term investments and long-term investments on the consolidated balance sheet based on their maturity dates and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported in accumulated other comprehensive income, net of tax, as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income.

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

        The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than- temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2017 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. At March 31, 2017, the Company believes that all impairments of investment securities are temporary in nature.

(g)
Goodwill and Other Intangible Assets

        The Company accounts for its business combinations under the acquisition method of accounting. The Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, at least annually in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carrying amount. If this is the case, then performing the quantitative two-step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two-step impairment test. The two-step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit's carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

        For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2017 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

(h)
Fair Value of Financial Instruments

        At March 31, 2017 and 2016, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See note 8 to the consolidated financial statements for a discussion of the fair value of the Company's other financial instruments.

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

        At March 31, 2017 and 2016, one client accounted for 11% and 12% respectively, of gross accounts receivable. Revenue from significant clients as a percentage of the Company's consolidated revenue was as follows:

	Year Ended March 31,
	2017	2016	2015
Customer A	17%	3%	2%
Customer B	6%	9%	12%

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

(l)
Internally-Developed Software

        The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to ten years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2017 and 2016, capitalized software development costs, which include software development work in progress, were approximately $9,658 and $8,020, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2017, 2016 and 2015, amortization of capitalized software development costs amounted to approximately $1,702, $556 and $706, respectively.

(m)
Income Taxes

        Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Changes to enacted tax rates would result in either increases or decreases in the provision for income taxes in the period of changes. The Company evaluates the realizability of deferred tax assets and recognizes a valuation allowance when it is more likely than not that all, or a portion of, deferred tax assets will not be realized.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions in which it has operations (see note 13 to the consolidated financial statements). The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expense are recognized on the full amount of deferred benefits for uncertain tax positions. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

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

        Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $12,920, $14,142 and $10,877 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

        Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenue and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

        Costs of revenue consist principally of salaries, employee benefits and stock compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $560, $316 and $430 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

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

(p)
Share-Based Compensation

        Share-based compensation cost is determined by estimating the fair value at the grant date of the Company's common stock using the Black-Scholes option pricing model, and expensing the total compensation cost on a straight line basis (net of estimated forfeitures) over the requisite employee service

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

period. The allocation of total share-based compensation expense between costs of revenue and selling, general and administrative expenses was as follows:

	Year Ended March 31,
	2017	2016	2015
Costs of revenue	$2,501	$1,204	$1,121
Selling, general and administrative expenses	19,622	14,975	9,977

Total share-based compensation expense	$22,123	$16,179	$11,098

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing valuation model with the following assumptions:

	Year Ended March 31,
Weighted Average Fair Value Options Pricing Model Assumptions	2017(1)	2016(1)	2015
Risk-free interest rate	—	—	1.62%
Expected term (in years)	—	—	5.02
Anticipated common stock volatility	—	—	42.59%
Expected dividend yield	—	—	0%

(1)
There were no options granted during the fiscal years ended March 31, 2017 and 2016.

        The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. For the fiscal year ended March 31, 2015, the Company's volatility assumption is based on the historical volatility rates of the Company's common stock from exchange traded shares over periods commensurate with the expected term of each grant

        The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The determination of the expected term of share-based awards assumes that employees' behavior is a function of the awards vested, contractual lives, and the extent to which the award is in the money. Accordingly, for the fiscal year ended 2015, the expected term of our options is based on historical employee exercise patterns. The fair value of restricted awards and deferred stock awards is determined based on the number of stock awards granted and the quoted price of our stock at date of grant.

        As of March 31, 2017, there was $27,483 of total unrecognized compensation cost related to unvested stock options, restricted stock awards, deferred stock awards and restricted stock units granted under the Company's Amended and Restated 2000 Option Plan, the Company's 2007 Stock Option and Incentive Plan and the Company's 2015 Stock Option and Incentive Plan (see note 12 for a more complete description of these plans). The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 2.14 years.

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

(r)
Unbilled Accounts Receivable

        Unbilled accounts receivable represent revenue earned on contracts to be billed, in subsequent periods, as per the terms of the related contracts.

(s)
Recent accounting pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in process of reviewing existing revenue contracts and related costs for evaluating the recognition of revenue from contracts with customers as well as commission and fulfillment costs that may require capitalization and amortization. The Company is also in process of identifying and implementing changes to our processes to meet the reporting and disclosure requirements. The Company expects the new standard could change the amount and timing of revenue and costs under certain arrangements types. The Company has not yet determined what impact the new guidance will have on its consolidated financial statements and related disclosures or concluded on the transition method.

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

        In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation—Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. While the Company is still evaluating the impact of adoption of the new guidance, it believes the new standard will cause volatility in its effective tax rates as well as basic and diluted earnings per share due to the tax effects related to share-based payments being recorded to the income statement (rather than equity). The volatility in future periods will depend on the Company's stock price at the awards' vesting dates, geographical mix and tax rates in applicable jurisdictions, as well as the number of awards that vest in each period. The Company will change its accounting policy on forfeitures from estimating the number of awards that are expected to vest to account for forfeitures when they occur. The Company does not expect the accounting policy change in forfeitures to have a significant impact to the consolidated financial statements.

        In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

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

        In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact the Company's presentation of cash and cash equivalents. As of March 31, 2017 and 2016, the Company's restricted cash was $178 and $93,940, respectively.

        In January 2017, the FASB issued ASU 2017-01, an update on business combinations, which clarifies the definition of a business. The update requires a business to include at least an input and a substantive process that together significantly contribute to the ability to create outputs. The update also states that the definition of a business is not met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2018. Upon adoption, entities will be required to apply the update prospectively. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04, an update on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit's carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of the new guidance on the consolidated financial statements.

        In March 2017, the FASB issued ASU 2017-07, a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements. The Company's current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, the Company expect to present the other components within other (income) expense.

(t)    Reclassification

        Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2017 presentation.

(3) Earnings per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period, and diluted earnings per share is computed by including the dilutive impact of common stock equivalents outstanding for the period in the denominator. Common stock equivalents include shares issuable upon the exercise of outstanding stock options, stock appreciation rights ("SARs"), issuance of shares on exercise or vesting of restricted stock units, unvested restricted stock, net of shares assumed to have been purchased with the proceeds, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the periods set forth below:

	Year Ended March 31,
	2017	2016	2015
Numerators:
Net income available to Virtusa common stockholders	$11,858	$44,802	$42,446
Denominators:
Weighted average common shares outstanding	29,650,026	29,233,861	28,753,102
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	564,853	768,991	794,883
Dilutive effect of stock appreciation rights	292	2,130	7,639

Weighted average shares—diluted	30,215,171	30,004,982	29,555,624

Basic earnings per share	$0.40	$1.53	$1.48

Diluted earnings per share	$0.39	$1.49	$1.44

        During the fiscal years ended March 31, 2017, 2016, and 2015, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase, 378,627, 68,991 and 21,629 shares of common stock in the aggregate for such fiscal years, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.

        On May 3, 2017, the Company entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which, Orogen purchased 108,000 shares of the Company's newly issued convertible preferred stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108,000 with an initial conversion price of $36.00. See Note 22 to the consolidated financial statements included herein for a detailed description.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions

        On March 3, 2016, pursuant to a share purchase agreement (the "SPA"), dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited ("Virtusa India"), a subsidiary of the Company, Polaris Consulting & Services Limited ("Polaris") and the Promoter Sellers named therein, as amended, the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168,257 (Indian rupees 11,391,365) in cash (the "Polaris SPA Transaction"). In addition, on April 6, 2016, Virtusa India completed an unconditional mandatory open offer with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris common stock from Polaris' public shareholders. The mandatory open offer was conducted in accordance with requirements of the Securities and Exchange Board of India ("SEBI") and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for an aggregate purchase price of approximately $89,147 (Indian rupees 5,935,260). Pursuant to the mandatory open offer, during the fiscal year ended March 31, 2016, the Company transferred $89,220 into an escrow account in accordance with the India takeover rules, which is recorded as restricted cash at March 31, 2016, and the mandatory open offer closed on April 6, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

        Upon the closing of the mandatory offering, Virtusa's ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares of common stock outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares of common stock outstanding. Under applicable Indian rules on takeovers, Virtusa India was required to sell within one year of the settlement of the unconditional mandatory offer its shares of common stock in Polaris in excess of 75% of the basic outstanding shares of common stock of Polaris. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public offering. The sale offer closed on December 14, 2016, and the Company received approximately $7,645 in proceeds, net of $188 in brokerage fees and taxes. In addition to these costs, the Company incurred additional costs of $409 towards professional and legal fees and expense. The Company's ownership interest in Polaris prior to the sale offer was 78.6% of the outstanding shares of common stock, and upon the closing of the sale offer, the Company's ownership interest decreased from 78.6% to 74.9% of Polaris' basic shares of common stock outstanding. In accordance with ASC 810-10, changes in a parent's ownership, while retaining its financial controlling interest, are accounted for as equity transactions.

        Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. During the three months ended March 31, 2017, the Company completed its fair values determination during the one year measurement period. During the year ended March 31, 2017, the Company recorded $4,353 and $9,299 to goodwill related to noncontrolling interest and deferred tax liabilities respectively; and $4,625 and $316 as a reduction of goodwill related to fair value adjustment related to certain assets and certain accruals respectively. During the year ended March 31, 2017, the impact to the consolidated statements of income was not material.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        A summary of the fair values for Polaris is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	168,257
Less: Cash acquired	(40,782)
Total purchase price, net of cash acquired	127,475
Purchase Price Allocation:
Cash and cash equivalents	40,782
Accounts receivable and unbilled receivable	71,844
Short term investments	17,695
Other current assets	13,912
Property and equipment	79,091
Long term investments	8,396
Long term assets	12,500
Goodwill	129,456
Customer relationships	33,000	10 - 15 years
Trademark	2,400	2 years
Accounts Payable	(42,676)
Deferred revenue	(5,117)
Accrued expenses and other current liabilities	(12,062)
Deferred income taxes	(21,597)
Long term liabilities	(7,340)
Noncontrolling interest	(152,027)
Total purchase price	168,257
Acquisition-related costs	9,813

        Acquisition costs are recorded in selling, general and administrative expenses. Noncontrolling interest for the minority shares outstanding was recorded at fair value, based on the Polaris common stock closing stock price on the date of acquisition and the fair value of vested Polaris stock options exercisable for Polaris common stock were valued based on the Black-Scholes option pricing model. The assets of Polaris acquired, and liabilities assumed by the Company, include net assets of $300 related to a business unit that was sold to a third party on July 8, 2016. To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. See Note 11 to the consolidated financial statements included herein for a detail description of our debt.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets

  Goodwill:

        The Company has one reportable segment at March 31, 2017. The following are details of the changes in goodwill balance at March 31, 2017:

Amount
Balance at April 1, 2016	$200,424
Purchase price adjustments	8,711
Foreign currency translation adjustments	1,954

Balance at March 31, 2017	$211,089

        The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,082. The acquisition costs and goodwill balance not deductible for tax purposes are $148,984 and relate to the Company's TradeTech acquisition (closed on January 2, 2014) and the Polaris acquisition.

        The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2017 and determined that the estimated fair value of the Company's reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write downs are treated as permanent reductions in the carrying amount of the assets.

  Intangible Assets:

        The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2017 and March 31, 2016:

	March 31, 2017
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.9	$82,191	$25,629	$56,562
Trademark	2.1	2,962	1,513	1,449
Technology	5.0	500	150	350

	10.5	$85,653	$27,292	$58,361

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets (Continued)

	March 31, 2016
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$81,211	$17,501	$63,710
Partner relationships	6.0	700	700	—
Trademark	1.3	2,916	217	2,699
Backlog	5.0	500	63	437

	10.3	$85,327	$18,481	$66,846

        The Company's amortization expense related to intangible assets acquired through acquisitions was $9,523, $5,491 and $4,436 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. The components included in the gross carrying amounts of amortization expense in the table above reflect the Company's acquisition of all the outstanding stock of Insource Holdings, Inc. and its subsidiaries on November 4, 2009, the Company's purchase of substantially all of the assets of ConVista Consulting LLC, on February 1, 2010, the Company's purchase of substantially all of the assets of ALaS Consulting LLC, on July 1, 2011, the Company's purchase of substantially all of the assets of OSB on November 1, 2013, the Company's acquisition of all the outstanding stock of TradeTech on January 2, 2014, the Company's acquisition of all the outstanding stock of Apparatus, Inc. ("Apparatus") an Indiana corporation on April 1, 2015, the Company's acquisition of Agora's business on July 28, 2015 and the Company's acquisition of a majority interest in Polaris on March 3, 2016. The intangible assets are being amortized on either a straight-line basis or using the most appropriate economic pattern of consumption over their estimated useful lives.

        The estimated amortization expense related to the purchased intangible assets listed in the table above at March 31, 2017 is as follows for the following fiscal years:

Fiscal year	Amount
2018	$9,654
2019	7,287
2020	7,296
2021	6,852
2022	5,692
Thereafter	21,580

Total	$58,361

(6) Investment Securities

        At March 31, 2017 and 2016, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 8 to the consolidated financial statements).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        The following is a summary of investment securities at March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$36,722	$7	$(55)	$36,674
Non-current	17,511	3	(48)	17,466
Preference shares:
Current	1,633	—	(75)	1,558
Non-current	1,829	—	(101)	1,728
Agency and short-term notes:
Current	1,816	—	(3)	1,813
Non-current	803	—	(3)	800
Mutual funds:
Current	17,934	371	—	18,305
Commercial paper:
Current	2,993	—	—	2,993
Equity Shares/ Options:
Non-current	17	46	—	63
Time deposits:
Current	10,685	—	—	10,685

Total available-for-sale securities	$91,943	$427	$(285)	$92,085

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

        The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2017 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

        The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and March 31, 2016:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2017:
Corporate bonds	$44,098	$(103)
Agency bonds	2,613	(6)
Preference shares	3,286	(176)

Total	$49,997	$(285)

Available-for-sale securities at March 31, 2016:
Corporate bonds	$21,435	$(73)
Agency bonds	1,699	(1)
Mutual funds	15,991	(33)

Total	$39,125	$(107)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2017:
Corporate bonds	$—	$—

Total	$—	$—

Available-for-sale securities at March 31, 2016:
Corporate bonds	$1,005	(1)

Total	$1,005	$(1)

        At March 31, 2017, there were no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

        Available-for-sale securities by contractual maturity were as follows:

March 31, 2017
Due in one year or less	$72,028
Due after 1 year through 5 years	20,057
Due after 5 years	—

Total	$92,085

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Year Ended March 31,
	2017	2016	2015
Proceeds from sales of available-for-sale investment securities	$138,232	$124,597	$52,308

Gross gains	$1,007	$64	$6
Gross losses	(1)	—	(5)

Net realized gains on sales of available-for-sale investment securities	$1,006	$64	$1

        During the fiscal years ended March 31, 2017, 2016 and 2015, the Company has recorded interest income of $11,060, $5,420 and $5,264, respectively.

(7) Investments in unconsolidated Affiliates

        Investments in entities in which the Company owns between 20% and 50% of the voting interest or otherwise acquires management influence are accounted for using the equity method and initially recognized at cost. Under the equity method, the Company's share of the post-acquisition profits and losses is recognized in the Consolidated Statements of Income. As of March 31, 2017, through its Polaris subsidiary, the Company owns a 50% interest in Intellect Polaris Design LLC, an LLC which holds certain real estate in New Jersey, which is being accounted for using the equity method of accounting. As of March 31, 2017, the difference between the carrying amount and our equity in net assets of this investment was $516. This is due to fair value measurement of the investment upon the Polaris acquisition.

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

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$72,028	—	$72,028
Available-for-sales securities—non-current	—	20,057	—	20,057
Foreign currency derivative contracts	—	16,431	—	16,431
Interest Rate Swap Contracts	—	1,842	—	1,842

Total assets	$—	$110,358	$—	$110,358
Liabilities:
Foreign currency derivative contracts	$—	—	$—	—
Interest Rate Swap Contracts	—	—	—	—

Total liabilities	$—	$—	$—	$—

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$53,917	—	$53,917
Available-for-sales securities—non-current	—	28,817	—	28,817
Foreign currency derivative contracts	—	5,694	—	5,694

Total assets	$—	$88,428	$—	$88,428
Liabilities:
Foreign currency derivative contracts	$—	$560	$—	$560
Contingent consideration	—	—	839	839

Total liabilities	$—	$560	$839	$1,399

        The Company determines the fair value of the contingent consideration related to the Company's acquisitions of Apparatus based on the probability of attaining certain revenue and profit margin targets

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(8) Fair Value of Financial Instruments (Continued)

using an appropriate discount rate to present value the liability. The following table provides a summary of changes in fair value of the Company's Level 3 financial liabilities as at March 31, 2017.

Level 3 Liabilities
Balance at April 1, 2016	$839
Contingent consideration recognized in earnings	33
Payment of contingent consideration	(872)

Balance at March 31, 2017	$—

(9) Property and Equipment

        Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2017	2016
Computer and other equipment	3 - 6	$41,650	$36,866
Furniture and fixtures	7 - 10	13,755	12,274
Vehicles	3 - 8	2,085	1,914
Software	3 - 10	21,893	18,742
Leasehold improvements	Lesser of estimated useful life or lease term	8,987	6,574
Buildings	15 - 30	29,913	29,959
Land		56,715	50,050
Capital work-in-progress		1,547	2,625

		$176,545	$159,004
Less—accumulated depreciation and amortization		57,655	42,722

Property and equipment, net		$118,890	$116,282

        Depreciation and amortization expense for the fiscal years ended March 31, 2017, 2016 and 2015 was $16,329, $10,988 and $9,116, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment, and the cost of property and equipment including internally developed software not placed in service before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2017 were $384 and $218, respectively. The cost and accumulated amortization of assets under capital leases at March 31, 2016 were $474 and $209, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(10) Accrued Expenses and Other

        Accrued expenses and other consists of the following:

	March 31, 2017	March 31, 2016
Accrued other taxes	$5,667	$7,673
Accrued professional fees	12,895	13,557
Acquisition related liabilities	—	4,299
Hedge liability	—	662
Accrued discounts	5,534	8,626
Accrued employee travel and other expense	4,088	3,333
Accrued other	5,067	4,613

Total	$33,251	$42,763

(11) Debt

        On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the "Credit Agreement") dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the Company's existing $25,000 credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the "Credit Facility"). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). The Company is required under the terms of the Credit Agreement to make quarterly principle payments on the term loan. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 24, 2021. At March 31, 2017, the interest rate on the Credit Facility was 3.74% and there were no borrowings under the revolving credit facility. During the fiscal year ended March 31, 2017, the Company recognized $7,493 in interest expense and amortization of debt issuance cost.

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

        As of March 31, 2017, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of March 31, 2017 and through the date of this filing.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Debt (Continued)

Current portion of long-term debt

        The following summarizes our short-term debt balance as of:

	March 31,
	2017	2016
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	10,000	10,000
Less: deferred financing costs, current	(1,130)	(1,119)

Total	$8,870	$8,881

Long-term debt, less current portion

        The following summarizes our long-term debt balance as of:

	March 31,
	2017	2016
Term loan	$190,000	$200,000
Less:
Current maturities	(10,000)	(10,000)
Deferred financing costs, long-term	(3,278)	(4,367)

Total	$176,722	$185,633

        In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

        The following represents the schedule of maturities of long-term debt:

Fiscal year ending March 31:
2018	$10,000
2019	15,000
2020	20,000
2021	145,000

Total	$190,000

Convertible preferred stock issuance

        On May 3, 2017, the Company entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which, Orogen purchased 108,000 shares of the Company's newly issued convertible preferred stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108,000 with an initial conversion price of $36.00. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, the Company amended its Credit Agreement primarily to issue the convertible preferred stock and pay certain dividends with respect to the convertible preferred stock and the Company repaid principle payment of $81,000 of its term loan. As a result of this pre-payment the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Debt (Continued)

Company has no additional obligated principal payments until the amount due at maturity. Interest payments will continue per the terms of the Credit Agreement.

        On July 26, 2016, the Company entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016, the Company entered into a third 12-month forward starting interest rate swap transaction to mitigate the Company's interest rate risk on Company's variable rate debt (collectively, "The Interest Rate Swap Agreements"). The Company's objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the swaps as cash flow hedges.

        The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 86% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap Agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The unrealized gain associated with the 2015 Swap Agreement was $1,842 at March 31, 2017, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

        Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2017, $22,741 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2017. No amounts were due as of March 31, 2017, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

        The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan") was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. As of March 31, 2017, there were no shares reserved for issuance under this plan. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan.

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

        In May 2015, the Company adopted the 2015 Stock Option and Incentive Plan ("2015 Plan") which was also approved the Company's stockholders on September 1, 2015. The 2015 Plan replaces the 2007 Plan and permits the granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards, performance-based awards to covered employees, cash-based awards and dividend equivalent rights. The Company reserved 3,000,000 shares of its common stock for the issuance of awards under the 2015 Plan as well as the number of shares of stock as is equal to the shares underlying any stock options and awards that are returned to the Company's 2007 Plan after the 2015 Plan's effective date as a result of the expiration, forfeiture, acquisition by the Company prior to vesting, cancellation or termination of such stock options and awards (other than by exercise) as set forth in the 2007 Plan. Additionally, shares that are forfeited or cancelled or otherwise terminated (other than by exercise) or held back by the Company or tendered by the grantee of any equity award to settle applicable taxes on any equity award under the 2015 Plan shall be added back to the shares of common stock available for future issuance under the 2015 Plan. At March 31, 2017, the number of shares reserved for issuance under the 2015 Plan was 1,423,165.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The following tables summarize stock option and restricted stock activity under the 2000 Plan, the 2007 Plan and the 2015, as the case may be, Plan for the fiscal years ended March 31, 2017, 2016 and 2015:

	Stock Option Activity
	Number of Options to Purchase Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	1,084,929	$12.01
Granted	833	33.23
Exercised	(269,384)	8.56
Forfeited or cancelled	(9,522)	15.60

Outstanding at March 31, 2015	806,856	13.15
Granted	—
Exercised	(127,718)	10.87
Forfeited or cancelled	—	—

Outstanding at March 31, 2016	679,138	13.58
Granted	—	—
Exercised	(104,853)	14.18
Forfeited or cancelled	(4,624)	31.97

Outstanding at March 31, 2017	569,661	$13.31	2.83	$9,690

Exercisable at March 31, 2017	566,662	$13.20	2.81	$9,690

	Restricted Stock Award Activity
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at March 31, 2014	802,720	$19.74
Awarded	197,715	33.91
Vested	(296,538)	18.34
Forfeited	(65,419)	21.49

Unvested at March 31, 2015	638,478	24.60
Awarded	140,185	46.25
Vested	(273,675)	22.22
Forfeited	(27,597)	35.51

Unvested at March 31, 2016	477,391	31.69
Awarded	—	—
Vested	(226,838)	26.41
Forfeited	(32,993)	42.59

Unvested at March 31, 2017	217,560	$35.55

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Unit Activity
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2014	234,334	$26.87
Awarded	264,579	33.18
Vested	(87,783)	25.61
Forfeited	(6,333)	33.91

Unvested at March 31, 2015	404,797	31.16
Awarded	426,456	49.10
Vested	(182,697)	27.93
Forfeited	(41,316)	35.52

Unvested at March 31, 2016	607,240	44.43
Awarded	1,863,658	24.63
Vested	(339,582)	39.54
Forfeited	(151,700)	35.82

Unvested at March 31, 2017	1,979,616	$27.29

        The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2017, 2016 and 2015 was $1,629, $4,246 and $7,556, respectively. There were no options granted during the fiscal year ended March 31, 2017 and 2016. The weighted average fair value of options granted during the fiscal year ended March 31, 2015 was $13.04. During the fiscal years ended March 31, 2017, 2016 and 2015, the Company realized $(719), $2,775 and $4,692 respectively, of income tax (expense) benefits from the exercise of stock options as a windfall (shortfall).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The tables below summarizes information about the SAR Plan activity for the fiscal years ended March 31, 2017, 2016 and 2015 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	12,121	$4.82
Granted	—	—
Exercised	(6,626)	5.34
Forfeited or cancelled	(385)	6.28

Outstanding at March 31, 2015	5,110	4.04
Granted	—	—
Exercised	(3,902)	3.84
Forfeited or cancelled	—	—

Outstanding at March 31, 2016	1,208	4.70
Granted	—	—
Exercised	(857)	4.91
Forfeited or cancelled	(351)	4.19

Outstanding and exercisable at March 31, 2017	—	—	—	—

        The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2017, 2016 and 2015 was $23, $180 and $216, respectively.

(13) Income Taxes

        The income before income tax expense shown below is based on the geographic location to which such income is attributed for each of the fiscal years ended March 31, 2017, 2016 and 2015:

	Year Ended March 31,
	2017	2016	2015
United States	$(52,390)	$4,556	$15,734
Foreign	71,208	53,113	41,666

Total	$18,818	$57,669	$57,400

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        The provision for income taxes for each of the fiscal years ended March 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended March 31,
	2017	2016	2015
Current provision:
Federal	$(1,966)	$6,367	$8,217
State	170	1,961	2,415
Foreign	15,213	9,719	7,291

Total current provision	$13,417	$18,047	$17,923

Deferred (benefit) provision:
Federal	$(7,870)	$(2,753)	$(2,066)
State	(2,888)	(724)	(616)
Foreign	(98)	(1,921)	(287)

Total deferred (benefit) provision	$(10,856)	$(5,398)	$(2,969)

Total provision for income taxes	$2,561	$12,649	$14,954

        The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate are summarized as follows:

	Year Ended March 31,
	2017	2016	2015
Tax on income before income tax expense at U.S. statutory rate	$6,398	$20,184	$20,090
U.S. state and local taxes, net of U.S. federal income tax effects	(2,776)	701	1,115
Benefit from foreign subsidiaries' tax holidays	(7,973)	(7,477)	(5,048)
Foreign rate difference	(7,688)	(4,549)	(1,812)
Nondeductible transactions costs	354	1,321	—
Nondeductible business costs	1,736	1,614	691
Repatriated foreign earnings	5,879	—	—
Nondeductible interest	6,138	544	—
Other adjustments	493	311	(82)

Income tax expense	$2,561	$12,649	$14,954

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        Deferred tax assets (liabilities) at March 31, 2017 and 2016 were as follows:

	March 31,
	2017	2016
Deferred revenue	$785	$1,518
Bad debt reserve	699	545
Tax credit carry forwards	2,247	3,433
Accrued expenses and reserves	18,787	12,013
Share-based compensation expense	4,135	4,907
Intangible assets	4,189	3,735
Net operating loss	4,584	2,723

Total gross deferred tax assets	$35,426	$28,874

Valuation allowance	(3,155)	(2,649)

Total deferred tax assets	$32,271	$26,225

Depreciable assets	(10,441)	(662)
Unrealized gains	(5,884)	(2,598)
Acquisition and other liabilities	(12,780)	(18,079)
Goodwill	(6,755)	(5,117)

Total deferred tax liabilities	$(35,860)	$(26,456)

Net deferred tax assets/(liabilities)	$(3,589)	$(231)

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes requiring deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The Company early adopted ASU 2015-17 for the fiscal year ended March 31, 2016, which resulted in all deferred taxes being reported as noncurrent in its consolidated balance sheet. At March 31, 2016, and March 31, 2017, the net result is reflected as a long asset or liability by tax jurisdiction.

        The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Net income in the United States has decreased, resulting in a net loss for the year ended March 31, 2017. The Company has a significant deferred tax asset in the United States. The Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. As of March 31, 2017, the Company determined it is more likely than not that foreign tax credits in the U.S. will not be realized and concluded that a valuation allowance on the total foreign tax credit balance was required. The Company recorded increases to the valuation allowance totaling $506 during the fiscal year ended March 31, 2017, of which $506 was recorded in income tax expense. The Polaris valuation allowance of $1,655 relates to certain net operating losses (NOLs) and capital losses that are not likely to be realized. The Company has determined for all other deferred assets that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. We continue to monitor all positive and negative evidence related to this asset.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        At March 31, 2017, the Company has $278 of US foreign tax credits which begin to expire in March 2022 and for which a full valuation allowance has been recorded, $1,969 of Indian Minimum Alternative Tax ("MAT") credits which begin to expire at various dates through March 2027, $3,363 of foreign NOLs with various lives and $1,221 of capital loss carryover which begin to expire in 2020. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize $3,676 of these deferred tax assets.

        During the fiscal year ended March 31, 2017, the Company recorded $3,541 of net income tax expense directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long- term intercompany balances. During the fiscal year ended March 31, 2017, the Company recognized $719 of net income tax expense directly in additional paid in capital related to a shortfall in the tax benefits of share-based compensation.

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

        In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to meet certain job creation and investment criteria by March 31, 2016. During the fiscal year ended March 2017, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. The Company has submitted the required support to the Board of Investment and is awaiting confirmation. At March 31, 2017, the Company believes it is eligible for the entire 12-year tax holiday.

        The India and Sri Lanka income tax holidays reduced the overall tax provision and increased both net income and diluted earnings per share in the fiscal years ended March 31, 2017, 2016 and 2015 by $7,973 $7,477 and $5,048, respectively, and by $0.27, $0.25 and $0.17, respectively. As of March 31, 2017, two SEZ tax holidays in Chennai and Hyderabad, India are subject to a partial expiration of fifty percent of their tax

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

benefits through March 2018. The partial expiration of SEZ tax holidays in Chennai and Hyderabad, respectively, negatively impacted net income and diluted earnings per share in the fiscal year ended March 31, 2017, by $1,538 and $1,088 and by $0.05 and $0.04, respectively.

        The Company intends to indefinitely reinvest all of its accumulated and future foreign earnings outside the United States. At March 31, 2017, the Company had $383,303 of unremitted earnings from foreign subsidiaries and approximately $151,990 of cash, cash equivalents, short-term investments and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings are dependent on circumstances existing if and when remittance occurs and is not practically determinable. In the fiscal year ended March 31, 2017, the Company repatriated $17,291 million from Virtusa C.V., a subsidiary of the Company, organized to finance the acquisition of Polaris. The US tax cost was recorded during the current fiscal year as these earnings are no longer considered permanently reinvested.

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

        Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The total amount of unrecognized tax benefits that would reduce income tax expense and the effective income tax rate, if recognized, is $7,612, $6,693 and $546 as of March 31, 2017, 2016 and 2015, respectively. Although it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company anticipates that $130 of unrecognized tax benefits will reverse during the twelve month period ending March 31, 2018 due to settlement or expiration of statute of limitations on open tax years. All of these benefits are expected to have an impact on the effective tax rate as they are realized.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Income Taxes (Continued)

        The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2017	2016	2015
Balance at beginning of the fiscal year	$6,693	$546	$410
Balance acquired as part of the Polaris SPA Transaction	—	6,172	—
Foreign currency translation related to prior year tax positions	122	(42)	(3)
Decreases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions due to settlements or lapse in applicable statute of limitations	(597)	(117)	(94)
Increases related to prior year tax positions	1,394	134	233

Balance at end of the fiscal year	$7,612	$6,693	$546

        The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2017 and 2016, the Company expensed accrued interest and penalties of $522 and $52, respectively, through income tax expense consistent with its prior positions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2017 and 2016, were $1,941 and $1,374, respectively. During the fiscal year ended March 31, 2017, the Company's unrecognized tax benefits increased by $919. The increase in the unrecognized tax benefits during the fiscal year ended March 31, 2017 was primarily related to prior tax positions of Polaris acquired and exposures related to tax returns where the statute of limitations has not yet expired. The net movement in unrecognized tax benefits for the fiscal year ended March 31, 2017 was as follows: $933 recorded to income tax expense offset by $4 to other comprehensive income ("OCI") for foreign currency impact and $10 for cash settlements. The Company has recorded unrecognized tax benefits in long-term liabilities.

        The Company has been under income tax examination in India and the U.K. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2014 of the Company's Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as "Virtusa India"). At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2005 through 2014.

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

Cost of pension plans

	Year Ended March 31,
	2017	2016	2015
Components of net periodic pension expense
Expected return on plan assets	$(606)	$(336)	$(214)
Service costs for benefits earned	1,326	780	564
Interest cost on projected benefit obligation	580	281	233
Amortization of prior service cost	9	9	10
Recognized net actuarial loss	135	151	114

Net periodic pension expense	$1,444	$885	$707

Actuarial assumptions

Year Ended March 31,
	2017	2016	2015
Discount rate	6.75% - 12.00%	7.50% - 11.00%	7.80% - 10.00%
Compensation increases (annual)	5.00% - 7.50%	5.00% - 7.50%	7.00% - 7.50%
Expected return on assets	7.50% - 11.98%	7.50% - 12.00%	8.50% - 12.52%

        The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2017 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

Accumulated benefit obligation and projected benefit obligation

	As of March 31,
	2017	2016
Accumulated benefit obligation	$6,685	$5,081

Projected benefit obligation:
Beginning balance	$7,312	$3,604
Service cost	1,326	780
Interest cost	580	281
Actuarial (gain) loss	637	182
Benefits paid	(1,277)	(521)
Polaris SPA Transaction & Plan combination	449	3,227
Exchange rate adjustments	121	(241)

Ending balance	$9,148	$7,312

Fair value of plan assets

	As of March 31,
	2017	2016
Balance at April 1, 2016	$6,633	$3,054
Employer contributions	1,772	1,036
Actual return on plan assets	625	301
Actuarial (gain) loss	—	(5)
Benefits paid	(1,277)	(521)
Polaris SPA Transaction	—	2,944
Exchange rate adjustments	79	(176)

Balance at March 31, 2017	$7,832	$6,633

        At March 31, 2017, 2016 India and Sri Lanka together had $1,316, $679, respectively, net projected benefit obligation recorded in the consolidated balance sheets as "accrued employee compensation and benefits".

Plan asset allocation

	March 31, 2017
	Target Allocation	Actual Allocation
Government securities	30% - 40%	39%
Corporate debt	40% - 50%	49%
Other	1% - 20%	12%

        The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

Plan Assets

        The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2017
Government Bonds(1)	$3,065	$—	$3,065
Corporate Bonds(2)	3,804	—	3,804
Equity Shares and Others(3)	963	257	706

	$7,832	$257	$7,575

At March 31, 2016
Government Bonds(1)	$2,187	$—	$2,187
Corporate Bonds(2)	2,524	—	2,524
Equity Shares and Others(3)	1,922	$192	1,730

	$6,633	$192	$6,441

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

Pension liability

	March 31,
	2017	2016
PBO	$9,148	$7,312
Fair value of plan assets	7,832	6,633

Funded status recognized	$1,316	$679
Amount recorded in accumulated other comprehensive income	$1,397	$924

        The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2018 is $140. The Company expects to contribute $2,267 to its gratuity plans during the fiscal year ending March 31, 2018.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Post-retirement Benefits (Continued)

        The pretax amounts of prior service cost and actuarial gain (loss) recognized from accumulated other comprehensive income consists of:

	March 31,
	2017	2016	2015
Prior service cost	$(9)	$(9)	$(10)
Net amortization gain (loss)	(135)	(151)	(114)

Total	$(144)	$(160)	$(124)

Estimated future benefits payments

Fiscal year ending March 31:
2018	$1,559
2019	1,847
2020	1,799
2021	2,005
2022	2,221
2023 - 2027	$11,542

(15) 401(k) Plan

        The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the fiscal periods ended March 31, 2017 and 2016, the Company recorded $1,305 and $1,006 for the employer match, respectively. The Company's 401(k) Plan may be amended at the discretion of the Company's board of directors to discontinue the safe harbor match program at any time.

(16) Restructuring

        During the three months ended December 31, 2016, the Company implemented certain cost saving and restructuring initiatives related to a workforce reduction. During the six months ended March 31, 2017, the Company incurred $2,398, primarily related to termination benefits, which have been included in selling, general and administrative expenses in the consolidated statements of income. The Company completed these initiatives by March 31, 2017.

        The following table summarizes the restructuring charges during the period ending March 31, 2017

March 31, 2017
Balance at April 1, 2016	$—
Provisions	2,398
Cash Payments	(2,144)

Balance at March 31, 2017	$254

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(17) Accumulated Other Comprehensive Loss

        The changes in the components of accumulated other comprehensive loss were as follows:

	March 31,
	2017	2016	2015
Investment securities
Beginning balance	$23	$(18)	$(54)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $57, $35, $21	72	102	36
Reclassifications from OCI to other income, net of tax of $3, $(22), $0	6	(64)
Less: Noncontrolling interests, net of tax of $(23), $0, $0	(44)	3	—

Comprehensive income (loss) on investment securities, net of tax of $37 , $13, $21	34	41	36

Closing Balance	$57	$23	$(18)

Currency translation adjustments
Beginning balance	$(45,211)	$(35,565)	$(23,253)
OCI before reclassifications	(3,810)	(9,324)	(12,312)
Less: Noncontrolling interests, net of tax	(1,394)	(322)	—

Comprehensive income (loss) on currency translation adjustments	(5,204)	(9,646)	(12,312)

Closing balance	$(50,415)	$(45,211)	$(35,565)

Cash flow hedges
Beginning balance	$3,934	$2,387	$(3,829)
OCI before reclassifications net of tax of $6,713 $1,797, $1,511	16,328	3,373	5,169
Reclassifications from OCI to
—Revenue, net of tax of $(1,432), $(94), $0	(2,706)	(178)
—Costs of revenue, net of tax of $(1,015), $55, $321	(3,526)	(446)	659
—Selling, general and administrative expenses, net of tax of $(611), $42, $185	(2,107)	(236)	388
Less: Noncontrolling interests, net of tax of $(71) $(512), $0	(134)	(966)	—

Comprehensive income (loss) on cash flow hedges, net of tax of $3,583 $1,288, $2,017	7,855	1,547	6,216

Closing balance	$11,789	$3,934	$2,387

Benefit plans
Beginning balance	$(885)	$(932)	$(578)
OCI before reclassifications net of tax of $(227), $(52), $(16)	(379)	(173)	(477)
Reclassifications from net actuarial gain (loss) amortization to:
—Costs of revenue, net of tax of $32, $24,$2	53	78	66
—Selling, general and administrative expenses, net of tax of $18, $11, $2	32	36	45
Reclassifications from OCI for prior service credit (cost) to:
—Costs of revenue, net of tax of $3, $2,$0	5	6	8
—Selling, general and administrative expenses, net of tax of $0 for all periods	1	1	2
Other adjustments	12	99	2
(Less): Noncontrolling interests, net of tax$(10), $0, $0	(19)	—	—

Comprehensive income (loss) on benefit plans, net of tax of $(184), $15, $(12)	(295)	47	(354)

Closing balance	$(1,180)	$(885)	$(932)

Accumulated other comprehensive loss	$(39,749)	$(42,139)	$(34,128)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Commitments, Contingencies and Guarantees

        The Company leases office space under operating leases, which expire at various dates through fiscal year 2025. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

        Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2017 and thereafter are:

	Operating Leases	Capital Leases
Fiscal year ending March 31:
2018	$9,301	$130
2019	5,351	89
2020	4,014	45
2021	3,128	15
2022	2,089	—
2023 and thereafter	2,674	—

Total minimum lease payments	$26,557	$279

Less: amount representing interest		41

Present value of future lease payments		238
Less: current portion		107

Long term capital lease obligation		$131

        Total rental expense for operating leases was approximately $11,701 $9,350 and $8,015 for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Total amortization expenses for the assets purchased under capital leases were $116, $130 and $77 for the fiscal year ended March 31, 2017, 2016 and 2015 respectively.

        The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2017.

        The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2017.

        The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Derivative Financial Instruments and Trading Activities

        The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the euro, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 18-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period ("Polaris Cash Flow Program"). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's "Economic Hedge Program" involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

        The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with three counterparties as of March 31, 2017.

        The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of March 31, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2017, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2017 fair values reflected in the table below. During the year ended March 31, 2017, the Company was not in default of any of its derivative obligations.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Derivative Financial Instruments and Trading Activities (Continued)

There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal years ended March 31, 2017 or 2016.

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

        The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $153,435 and $266,706 at March 31, 2017 and 2016, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $16,071 at March 31, 2017. At March 31, 2017, the maximum outstanding term of any derivative instrument was 15 months.

        On July 26, 2016, the Company entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016, the Company entered into a third 12-month forward starting interest rate swap transaction to mitigate Company's interest rate risk on the Company's variable rate debt (collectively, "The Interest Rate Swap Agreements"). The Company's objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the swaps as cash flow hedges.

        The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 86% of the Company's forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principle payments on the term loan. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

        The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if the Company is in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2017, the Company was in compliance with these covenants. The unrealized gain associated with the 2015 Swap Agreement was $1,842 as of March 31, 2017, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Derivative Financial Instruments and Trading Activities (Continued)

        The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2017 and March 31, 2016:

Derivatives designated as hedging instruments

	March 31, 2017	March 31, 2016
Foreign currency exchange contracts:
Other current assets	$15,544	$3,706
Other long-term assets	$887	$1,988
Accrued expenses and other	$—	$278
Long-term liabilities	$—	$282

	March 31, 2017	March 31, 2016
Interest rate swap contracts:
Other long-term assets	$1,842	$—

        The following tables set forth the effect of the Company's foreign currency exchange contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2017 and 2016:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2017	March 31, 2016
Foreign currency exchange contracts	$21,199	$5,170
Interest rate swaps	$1,842	$—

	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	March 31, 2017	March 31, 2016
Revenue	$4,138	$272
Costs of revenue	$4,541	$391
Operating expenses	$2,718	$194

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2017	March 31, 2016
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$(180)	$(1,236)
	Revenue	$(409)	$(29)
	Costs of revenue	$111	$(13)
	Selling, general and administrative expenses	$(17)	$(17)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Business Segment Information

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

Geographic information:

        Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2017	2016	2015
Customer revenue:
North America	$554,437	$421,215	$319,285
Europe	196,516	134,639	129,904
Other	107,778	44,448	29,797

Consolidated revenue	$858,731	$600,302	$478,986

	March 31,
	2017	2016
Long-lived assets, net of accumulated depreciation and amortization:
North America	$91,508	$96,031
Asia	280,771	268,636
Europe and others	16,061	18,885

Consolidated long-lived assets, net	$388,340	$383,552

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(21) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Revenue	$225,962	$217,209	$210,089	$205,471	$171,853	$150,603	$143,002	$134,844
Costs of revenue	160,174	154,847	152,369	153,560	111,540	96,908	93,500	87,362

Gross profit	65,788	62,362	57,720	51,911	60,313	53,695	49,502	47,482
Operating expenses	55,564	55,904	54,183	53,759	54,793	39,561	36,246	35,072

Income (loss) from operations	10,224	6,458	3,537	(1,848)	5,520	14,134	13,256	12,410
Other income (expense)	5,485	(2,331)	1,418	(4,125)	7,476	1,653	1,830	1,390

Income (loss) before income tax expense	15,709	4,127	4,955	(5,973)	12,996	15,787	15,086	13,800
Income tax expense (benefit)	3,939	(1,414)	499	(463)	488	4,474	4,000	3,687

Net income (loss)	11,770	5,541	4,456	(5,510)	12,508	11,313	11,086	10,113
Noncontrolling interest	1,305	1,106	1,242	746	218	—	—	—

Net income (loss) attributable to Virtusa common stockholders.	$10,465	$4,435	$3,214	$(6,256)	$12,290	$11,313	$11,086	$10,113

Basic earnings per share	$0.35	$0.15	$0.11	$(0.21)	$0.42	$0.39	$0.38	$0.35
Diluted earnings per share	$0.34	$0.15	$0.11	$(0.21)	$0.41	$0.38	$0.37	$0.34

(22) Subsequent Events

        On May 3, 2017, the Company entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which, Orogen purchased 108,000 shares of the Company's newly issued convertible preferred stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108,000 with an initial conversion price of $36.00 (the "Orogen Preferred Stock Financing").

        Under the terms of the investment, the convertible preferred shares have a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at the Company's option. The convertible preferred stock matures on May 3, 2024. The shares purchased consist of voting convertible preferred stock and a separate class of non-voting convertible preferred stock, the latter of which automatically converted into shares of voting convertible preferred stock on a one-to-one basis upon the expiration or termination of the applicable waiting period (which occurred in May 2017) under the Hart-Scott-Rodino Antitrust Improvements Act. In connection with the investment, the Company repaid $81,000 of its outstanding senior term loan, and our board of directors approved the repurchase of approximately $30,000 of the Company's common stock.

        On April 20, 2017, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling ("GBP") against the U.S. dollar, the Swedish Krona ("SEK") against the U.S. dollar and the Euro ("EUR") against the U.S. dollar (the "Euro contracts"), each of which will expire on various dates during the period ending June 30, 2017. The GBP contracts have an

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(22) Subsequent Events (Continued)

aggregate notional amount of approximately £3,193 (approximately $4,081), the SEK contracts have an aggregate notional amount of approximately SEK 4,603 (approximately $516) and the EUR contracts have an aggregate notional amount of approximately EUR 290 (approximately $311). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.278, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.112, and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.073.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework 2013.

        Based on this assessment, our management has concluded that, as of March 31, 2017, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of March 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2017.

Item 11.    Executive Compensation.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2017.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2017.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2017.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2017.

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

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2017, 2016, and 2015

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2015	$1,130	$(134)	$(115)	$881
Year ended March 31, 2016	$881	$208	$(43)	$1,046
Year ended March 31, 2017	$1,046	$1,015	$(256)	$1,805

3.
Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
2.1	++	Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

2.2	++	Amendment to Share Purchase Agreement, dated as of February 25, 2016, by and among the Company, Polaris Consulting & Services Ltd. and the other parties thereto. Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on March 2, 2016 and incorporated by reference herein).

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.2		Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

4.3		Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.5	++	Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

10.6	++	Asset Purchase Agreement by and Virtusa Corporation, Agora Group, Inc. ("Agora") and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed July 30, 2015 and incorporated by reference herein).

10.7	++	Investment Agreement, dated as of May 3, 2017, between the Company and Orogen Viper LLC (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.8	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.9	†	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc. (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.10	†	Amendment No. 010, dated as of April 24, 2015 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.11	†	Amendment No. 011 dated December 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.12	†	Amendment No. 011 dated September 30, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.13	†	Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.14	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.15	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.17	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.19	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.20	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.21	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.22		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.23	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.24	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.25	+	Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees—INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement—INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement—INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement—INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement—INDIA (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

10.26		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014. (previously filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.27		Lease Deed by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.28		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.29		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

10.30		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.31		Credit Agreement, dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers. (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 2, 2016, and incorporated herein by reference).

10.32	++	Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.33	++	Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.34	+	Second Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2014 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed August 5, 2014, and incorporated herein by reference).

10.35	†	Master Professional Services Agreement for Application Development and Maintenance Services dated as of May 15, 2015 by and between AIG Procurement Services, Inc., and Virtusa Corporation (previously filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.36	†	Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.37	†	Amendment #1 to Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Ltd, Citigroup Technology, Inc. and Virtusa Corporation dated as of November 5, 2015 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.38	†	Amendment #2 to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of May 10, 2016 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

10.39	†	Amendment No. 1 to Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.40	+	Polaris Employment Contract, dated September 26, 2012, between Polaris Software Lab Ltd. and Jitin Goyal (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 9, 2016, and incorporated herein by reference).

10.41	+	Settlement Agreement dated as of November 8, 2016 by and between Polaris Consulting and Services Limited and Jitin Goyal (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625), filed November 9, 2016 and incorporated herein by reference).

10.42	+	Separation Agreement dated as of November 8, 2016 by and between Polaris Consulting & Services Ltd and Jitin Goyal (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) , filed November 9, 2016 and incorporated herein by reference).

10.43	†	Contractual Change Note in accordance with Contract NO. 8006340 between British Telecommunications PLC, AND VIRTUSA UK LTD dated as of March 16, 2016. (previously filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed May 27, 2016 and incorporated herein by reference).

10.44		Amendment No. 1 to Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto. (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625), filed May 3, 2017 and incorporated herein by reference)

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	*	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

†
Confidential treatment has been requested and/or granted for certain provisions of this Exhibit.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.

Item 16.    FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of May, 2017.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of May, 2017.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT E. DAVOLI Robert E. Davoli	Director
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ VIKRAM S. PANDIT Vikram S. Pandit	Director

Signature	Title

/s/ MARTIN TRUST Martin Trust	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director
/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI Al-Noor Ramji	Director
/s/ BARRY R NEARHOS Barry R. Nearhos	Director
/s/ JOSEPH DOODY Joseph Doody	Director

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
2.1	++	Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

2.2	++	Amendment to Share Purchase Agreement, dated as of February 25, 2016, by and among the Company, Polaris Consulting & Services Ltd. and the other parties thereto. Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on March 2, 2016 and incorporated by reference herein).

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.2		Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

4.3		Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.1		Lease Agreement by and between the Registrant and W9/TIB Real Estate Limited Partnership, dated June 2000, as amended (previously filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.2		Third Amendment to Lease by and between the Registrant and Westborough Investors Limited Partnership dated as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 6, 2010, and incorporated herein by reference).

10.3	+	Amended and Restated 2000 Stock Option Plan and forms of agreements thereunder (previously filed as Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.4	+	2005 Stock Appreciation Rights Plan and form of agreements thereunder (previously filed as Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.5	++	Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

10.6	++	Asset Purchase Agreement by and Virtusa Corporation, Agora Group, Inc. ("Agora") and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed July 30, 2015 and incorporated by reference herein).

10.7	++	Investment Agreement, dated as of May 3, 2017, between the Company and Orogen Viper LLC (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.8	†	Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc, dated as of January 31, 2012 (previously filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K, filed May 25, 2012, and incorporated herein by reference).

10.9	†	Amendment No. 001, dated as of September 13, 2013 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc. (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.10	†	Amendment No. 010, dated as of April 24, 2015 to the Global Frame Contract by and between Virtusa UK Limited and British Telecommunications plc (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.11	†	Amendment No. 011 dated December 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.12	†	Amendment No. 011 dated September 30, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.13	†	Amendment No. 012 dated October 31, 2015 to Contract No. 8006340 by and between British Telecommunications Plc and Virtusa UK Limited. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on November 5, 2015, and incorporated herein by reference).

10.14	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.15	+	Virtusa Corporation Executive Variable Cash Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed May 11, 2011, and incorporated herein by reference).

10.16	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.17	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.18	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.19	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.20	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.21	+	Executive Agreement between the Registrant and Samir Dhir dated as of May 16, 2011 (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.22		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.23	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.24	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.25	+	Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees—INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement—INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement—INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement—INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement—INDIA (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

10.26		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 6, 2014. (previously filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.27		Lease Deed by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.28		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services, Inc. dated as of May 26, 2011 (previously filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.29		Lease Deed by and between Virtusa India Private Limited and DLF Assets Private Limited dated as of September 29, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed October 3, 2012, and incorporated herein by reference).

10.30		Lease Deed by and between Virtusa (Private) Limited and Orion Development (Private) Limited dated as of December 14, 2012, (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed January 9, 2013, and incorporated herein by reference).

10.31		Credit Agreement, dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers. (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 2, 2016, and incorporated herein by reference).

10.32	++	Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.33	++	Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

10.34	+	Second Amended and Restated Non-Employee Director Compensation Policy, effective July 1, 2014 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q, filed August 5, 2014, and incorporated herein by reference).

10.35	†	Master Professional Services Agreement for Application Development and Maintenance Services dated as of May 15, 2015 by and between AIG Procurement Services, Inc., and Virtusa Corporation (previously filed as Exhibit 10.43 to the Registrant's Annual Report on Form 10-K filed May 20, 2015 and incorporated herein by reference).

10.36	†	Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.37	†	Amendment #1 to Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Ltd, Citigroup Technology, Inc. and Virtusa Corporation dated as of November 5, 2015 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.38	†	Amendment #2 to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of May 10, 2016 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc.

10.39	†	Amendment No. 1 to Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.40	+	Polaris Employment Contract, dated September 26, 2012, between Polaris Software Lab Ltd. and Jitin Goyal (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 9, 2016, and incorporated herein by reference).

10.41	+	Settlement Agreement dated as of November 8, 2016 by and between Polaris Consulting and Services Limited and Jitin Goyal (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625), filed November 9, 2016 and incorporated herein by reference).

10.42	+	Separation Agreement dated as of November 8, 2016 by and between Polaris Consulting & Services Ltd and Jitin Goyal (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625), filed November 9, 2016 and incorporated herein by reference).

10.43	†	Contractual Change Note in accordance with Contract NO. 8006340 between British Telecommunications PLC, AND VIRTUSA UK LTD dated as of March 16, 2016. (previously filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed May 27, 2016 and incorporated herein by reference).

10.44		Amendment No. 1 to Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto. (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625), filed May 3, 2017 and incorporated herein by reference)

21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	*	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

†
Confidential treatment has been requested and/or granted for certain provisions of this Exhibit.

*
Filed herewith.

**
Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.