Form 10-Q
period 2017-06-30
VIRTUSA CORP
filed 2017-08-08
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

                If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 4, 2017:

Class	Number of Shares
Common Stock, par value $.01 per share	29,269,785

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$153,979	$144,908
Short-term investments	62,432	72,028
Accounts receivable, net of allowance of $2,253 and $1,805 at June 30, 2017 and March 31, 2017, respectively	146,960	135,453
Unbilled accounts receivable	56,056	66,122
Prepaid expenses	35,704	32,751
Restricted cash	262	174
Other current assets	32,884	28,806
Total current assets	488,277	480,242
Property and equipment, net	118,633	118,890
Investments accounted for using equity method	1,710	1,708
Long-term investments	18,655	20,057
Deferred income taxes	23,543	23,093
Goodwill	211,949	211,089
Intangible assets, net	56,778	58,361
Other long-term assets	9,147	9,980
Total assets	$928,692	$923,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,178	$20,514
Accrued employee compensation and benefits	43,583	52,582
Deferred revenue	9,780	7,479
Accrued expenses and other	35,314	33,251
Current portion of long-term debt	—	8,870
Income taxes payable	3,811	3,066
Total current liabilities	114,666	125,762
Deferred income taxes	25,396	26,682
Long-term debt, less current portion	104,869	176,722
Long-term liabilities	10,209	9,238
Total liabilities	255,140	338,404
Commitments and contingencies	—	—
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding as of June 30, 2017; no shares authorized or issued as of March 31, 2017; redemption amount and liquidation preference of $108,000 and $0 as of June 30, 2017 and March 31, 2017, respectively	106,872	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2017 and March 31, 2017; zero shares issued and outstanding at June 30, 2017 and March 31, 2017	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2017 and March 31, 2017; issued 31,974,139 and 31,762,214 shares at June 30, 2017 and March 31, 2017, respectively; outstanding 29,169,730 and 29,905,511 shares at June 30, 2017 and March 31, 2017, respectively	320	318
Treasury stock, 2,804,409 and 1,856,703 common shares, at cost, at June 30, 2017 and March 31, 2017, respectively	(36,971)	(9,652)
Additional paid-in capital	310,528	305,387
Retained earnings	243,685	240,728
Accumulated other comprehensive loss	(40,128)	(39,749)
Total Virtusa stockholders’ equity	477,434	497,032
Noncontrolling interest in subsidiaries	89,246	87,984
Total equity	566,680	585,016
Total liabilities and stockholders’ equity	$928,692	$923,420

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2016
Revenue	$227,345	$205,471
Costs of revenue	166,279	153,560
Gross profit	61,066	51,911
Operating expenses:
Selling, general and administrative expenses	54,996	53,759
Income (loss) from operations	6,070	(1,848)
Other income (expense):
Interest income	1,005	1,294
Interest expense	(1,658)	(1,845)
Foreign currency transaction losses	(77)	(3,580)
Other, net	105	6
Total other expense	(625)	(4,125)
Income (loss) before income tax expense (benefit)	5,445	(5,973)
Income tax expense (benefit)	798	(463)
Net income (loss)	$4,647	$(5,510)
Less: net income attributable to noncontrolling interests, net of tax	989	746
Net income (loss) available to Virtusa stockholders	3,658	$(6,256)
Less: Series A Convertible Preferred Stock dividends and accretion	701	—
Net income (loss) available to Virtusa common stockholders	2,957	(6,256)

Basic earnings (loss) per share	$0.10	$(0.21)
Diluted earnings (loss) per share	$0.10	$(0.21)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2017	2016

Net income (loss)	$4,647	$(5,510)
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,605	$(5,062)
Pension plan adjustment	45	24
Unrealized gain (loss) on available-for-sale securities, net of tax	299	231
Unrealized gain (loss) on effective cash flow hedges, net of tax	(4,055)	1,153
Other comprehensive loss	$(106)	$(3,654)
Comprehensive income (loss)	$4,541	$(9,164)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	1,262	(1,095)
Comprehensive income (loss) available to Virtusa stockholders	$3,279	$(8,069)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$4,647	$(5,510)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,643	6,188
Share-based compensation expense	4,788	6,133
Provision for doubtful accounts	411	(5)
Gain on disposal of property and equipment	(8)	(77)
Foreign currency transaction losses, net	77	3,580
Amortization of discounts and premiums on investments	93	96
Amortization of debt issuance cost	284	283
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(4,832)	7,289
Prepaid expenses and other current assets	(2,667)	(296)
Other long-term assets	(179)	4,579
Accounts payable	1,358	(4,266)
Accrued employee compensation and benefits	(9,424)	(16,202)
Accrued expenses and other current liabilities	(3,135)	(5,771)
Income taxes payable	(2,648)	(7,433)
Other long-term liabilities	(614)	(3,039)
Net cash provided by (used) in operating activities	1,064	(14,451)
Cash flows from investing activities:
Proceeds from sale of property and equipment	30	246
Purchase of short-term investments	(8,867)	(19,333)
Proceeds from sale or maturity of short-term investments	29,002	39,639
Purchase of long-term investments	(8,753)	(6,259)
Proceeds from sale or maturity of long-term investments	—	800
(Increase) decrease in restricted cash	(163)	91,767
Business acquisition, net of cash acquired	(600)	(2,606)
Purchase of property and equipment	(3,044)	(3,278)
Net cash provided by investing activities	7,605	100,976
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,629	476
Proceeds from exercise of subsidiary stock options	142	257
Payment of debt	(81,000)	(2,500)
Payments of withholding taxes related to net share settlements of restricted stock	(1,416)	(2,276)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	106,846	—
Repurchase of common stock	(27,319)	—
Payment of contingent consideration related to acquisitions	—	(830)
Acquisition of noncontrolling interest	—	(89,147)
Principal payments on capital lease obligation	(31)	(43)
Net cash used in financing activities	(1,149)	(94,063)
Effect of exchange rate changes on cash and cash equivalents	1,551	(1,109)
Net increase (decrease) in cash and cash equivalents	9,071	(8,647)
Cash and cash equivalents, beginning of period	144,908	148,986
Cash and cash equivalents, end of period	$153,979	$140,339

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of the Business

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of information technology (“IT”) consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like Banking & Financial Services, Insurance, Healthcare, Communications, and Media & Entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy & consulting, to technology & user experience (“UX”) design, development of IT applications, systems integration, testing & business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations.

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2017 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 26, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.

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

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries, Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited, Virtusa Technologies (India) Private Limited and Polaris Consulting & Services Limited, Optimus Global Services Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited, Polaris Consulting & Services Limited, each organized and located in the United Kingdom; Virtusa US LLC, Virtusa Securities Corporation, a Massachusetts securities corporation, Apparatus, Inc. organized and located in Indiana, each organized and located in the United States; Virtusa International, B.V., Virtusa C.V., Virtusa Netherlands Cooperatief U.A., Polaris Software Lab B.V., each organized and located in the Netherlands; Virtusa Hungary Kft., Polaris Consulting & Serviced, Kft., each organized and located in Hungary; Virtusa Germany GmbH, Polaris Software Lab GmbH, each organized and located in Germany; Virtusa Switzerland GmbH, Polaris Consulting & Services SA, each organized and located in Switzerland; Virtusa Singapore Private Limited, Polaris Consulting & Services Pte Limited, each organized and located in Singapore; Virtusa Malaysia Private Limited Company, Polaris Consulting & Services, SND BHD, each organized and located in Malaysia; Virtusa Austria GmbH, organized and located in Austria; Virtusa Philippines Inc., organized and located in the Philippines; TradeTech Consulting Scandinavia AB, organized and located in Sweden; Virtusa Canada, Inc. and Polaris Consulting & Services Inc, each organized and located in Canada; Polaris Consulting & Services Ireland Limited, organized and located in Ireland; Polaris Consulting & Services Japan K.K., organized and located in Japan; Polaris Consulting & Services Pty Ltd., organized and located in Australia; Polaris Consulting & Services FZ-LLC, organized and located in Dubai; and Polaris Software Lab (Shanghai) Limited, organized and located in China. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

At June 30, 2017 and March 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of reviewing existing revenue contracts and related costs for evaluating the recognition of revenue from contracts with customers as well as commission and fulfillment costs that may require capitalization and amortization. The Company is also in the process of identifying and implementing changes to our processes to meet the reporting and disclosure requirements. The Company expects the new standard could change the amount and timing of revenue and costs under certain arrangement types. The Company has not yet determined what impact the new guidance will have on its consolidated financial statements and related disclosures or concluded on the transition method.

In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. Based on the Company’s current investment portfolio, the adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation- Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

•                  The Company prospectively recognized tax benefits of $278 in the income tax expense line item of its consolidated statements of income (loss) in the three months ended June 30, 2017 related to excess tax benefits on stock options;

•                  The Company changed its accounting policy from estimated forfeitures to actual forfeitures effective April 1, 2017. The cumulative impact of the change in the accounting policy did not have a material impact on the consolidated financial statements, therefore prior period amounts have not been restated;

•                  The Company elected to adopt cash flow presentation of excess tax benefits retrospectively where these benefits are classified along with other income tax cash flows as operating cash flows. Accordingly, prior period amounts in the consolidated statement of cash flows have been restated;

•                  The Company adopted cash flow presentation of taxes paid when an employer withholds shares for tax-withholding purposes retrospectively and classified as a financing activity in the Company’s statement of cash flows. Accordingly, prior period amounts have been restated;

•                  The remaining amendments to this standard, as noted above, are either not applicable, or do not change the Company’s current accounting practices and thus do not impact its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact the Company’s presentation of cash and cash equivalents. As of June 30, 2017 and March 31, 2017, the Company’s restricted cash was $341 and $178, respectively.

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

In January 2017, the FASB issued ASU 2017-04, an update on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements. The Company’s current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, the Company expects to present the other components within other (income) expense.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, an update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718, Compensation — Stock Compensation. Under the amendments in ASU 2017-09, an entity should account for the effects of a modification unless all of the following criteria are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified — if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

In March 2017, FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this update shorten the amortization period for certain callable debt securities that are held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which would be amortized to maturity. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, which for us is the first quarter ending December 31, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

(3) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income, less any dividends and accretion of issuance cost on the Series A Convertible Preferred Stock by the weighted average number of shares of common stock outstanding for the period. In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of the Series A Convertible Preferred Stock, restricted stock units, unvested restricted stock and stock options. The following table sets forth the computation of basic and diluted EPS for the periods set forth below:

The components of basic earnings (loss) per share are as follows:

	Three Months Ended June 30,
	2017	2016
Numerators:
Net income (loss) available to Virtusa stockholders	$3,658	$(6,256)
Less: Series A Convertible Preferred Stock dividends and accretion	(701)	—
Net income (loss) available to Virtusa common stockholders	2,957	$(6,256)
Denominators:
Basic weighted average common shares outstanding	29,651,602	29,486,287

Basic earnings (loss) per share	$0.10	$(0.21)

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,
	2017	2016
Numerators:
Net income (loss) available to Virtusa common stockholders	$2,957	$(6,256)
Add: Series A Convertible Preferred Stock dividends and accretion	—	—
Net income (loss) available to Virtusa common stockholders	2,957	$(6,256)
Denominators:
Basic weighted average common shares outstanding	29,651,602	29,486,287
Dilutive effect of Series A Convertible Preferred Stock	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	599,548	—
Weighted average shares-diluted	30,251,150	29,486,287
Diluted earnings (loss) per share	$0.10	$(0.21)

During the three months ended June 30, 2017, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 287,606, shares of common stock were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. For the three months ended June 30, 2017, the weighted average shares of Series A Convertible Preferred Stock of 1,912,088 were excluded from the diluted earnings per share as their effect would have been anti-dilutive using the if-converted method. During the three months ended June 30, 2016, there were no shares excluded from the calculation of diluted earnings per share.

(4) Investment Securities

At June 30, 2017 and March 31, 2017, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.).

The following is a summary of investment securities at June 30, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$32,743	$1	$(57)	$32,687
Non-current	16,833	2	(35)	16,800
Preference shares:
Current	—	—	—	—
Non-current	1,831	—	(169)	1,662
Agency and short-term notes:
Current	2,612	—	(8)	2,604
Non-current	—	—	—	—
Mutual funds:
Current	20,230	688	—	20,918
Commercial paper:
Current	2,058	—	—	2,058
Equity Shares/ Options:
Non-current	15	178		193
Time deposits:
Current	4,165	—	—	4,165
Total available-for-sale securities	$80,487	$869	$(269)	$81,087

The following is a summary of investment securities at March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$36,722	$7	$(55)	$36,674
Non-current	17,511	3	(48)	17,466
Preference shares:
Current	1,633	—	(75)	1,558
Non-current	1,829	—	(101)	1,728
Agency and short-term notes:
Current	1,816	—	(3)	1,813
Non-current	803	—	(3)	800
Mutual funds:
Current	17,934	371	—	18,305
Commercial paper:
Current	2,993	—	—	2,993
Equity Shares/ Options:
Non-current	17	46		63
Time deposits:
Current	10,685	—	—	10,685
Total available-for-sale securities	$91,943	$427	$(285)	$92,085

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2017 and March 31, 2017 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,
	2017	2016

Proceeds from sales of available-for-sale investment securities	$29,002	$40,439
Gross gains	$19	$310
Gross losses	(90)	—
Net realized gains on sales of available-for-sale investment securities	$(71)	$310

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$62,432	$—	$62,432
Available-for-sales securities—non-current	—	18,655	—	18,655
Foreign currency derivative contracts	—	11,789	—	11,789
Interest Rate Swap Contracts	—	1,568	—	1,568
Total assets	$—	$94,444	$—	$94,444
Liabilities:
Foreign currency derivative contracts	$—	$377	$—	377
Contingent consideration	—		100	100
Total liabilities	$—	$377	$100	$477

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$72,028	$—	$72,028
Available-for-sales securities—non-current	—	20,057	—	20,057
Foreign currency derivative contracts	—	16,431	—	16,431
Interest Rate Swap Contracts	—	1,842	—	1,842
Total assets	$—	$110,358	$—	$110,358
Liabilities:
Foreign currency derivative contracts	$—	$—	$—	—
Interest Rate Swap Contracts	—	—	—	—
Total liabilities	$—	$—	$—	$—

The Company determines the fair value of the contingent consideration related to the Company’s acquisition of a small consulting company based on the probability of attaining a specific contract renewal target. See Note 7 of the notes to our financial statements included herein for a description of this acquisition. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at June 30, 2017.

Level 3 Liabilities
Balance at April 1, 2017	$—
Contingent consideration arising from acquisition (See Note 7)	100
Payments made during the period	—
Balance at June 30, 2017	$100

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 18-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period (“Polaris Cash Flow Program”). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with five counterparties as of June 30, 2017.

The Company’s agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of June 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of June 30, 2017, it could have been required to settle its obligations under these agreements at amounts which approximate the June 30, 2017 fair values reflected in the table below. During the three months ended June 30, 2017, the Company was not in default of any of its derivative obligations.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the three month ended June 30, 2017 or 2016.

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $152,052 and $153,435 at June 30, 2017 and March 31, 2017, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $11,713 at June 30, 2017. At June 30, 2017, the maximum outstanding term of any derivative instrument was 15 months.

On July 26, 2016, the Company entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016, the Company entered into a third 12-month forward starting interest rate swap transaction to mitigate Company’s interest rate risk on the Company’s variable rate debt (collectively, “The Interest Rate Swap Agreements”). The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and, with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 86% of the Company’s forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if the Company is in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of June 30, 2017, the Company was in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $1,568 and 1,842 at June 30, 2017 and March 31, 2017, respectively, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2017 and March 31, 2017:

Derivatives designated as hedging instruments

	June 30, 2017	March 31, 2017
Foreign currency exchange contracts:
Other current assets	$11,789	$15,544
Other long-term assets	$—	$887
Accrued expenses and other	$309	$—
Long-term liabilities	$68	$—

	June 30, 2017	March 31, 2017
Interest rate swap contracts:
Other long-term assets	$1,568	$1,842

The following tables set forth the effect of the Company’s foreign currency exchange contracts on the consolidated financial statements of the Company for the three months ended June 30, 2017 and 2016:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three months ended June 30,
Hedging Relationships	2017	2016
Foreign currency exchange contracts	$505	$2,059
Interest rate swaps	(274)	—

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (loss) (Effective Portion)
from AOCI into Income (loss) (Effective	Three months ended June 30,
Portion)	2017	2016
Revenue	$2,593	$528
Costs of revenue	$2,065	$198
Operating expenses	$1,161	$121

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three months ended
Derivatives not Designated	Location of Gain or (Loss)	June 30,
as Hedging Instrument	Recognized in Income (loss) on Derivatives	2017	2016
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$—	$(180)
	Revenue	$(181)	$109
	Costs of revenue	$143	$(54)
	Selling, general and administrative expenses	$31	$(13)

(7) Acquisitions

On March 3, 2016, pursuant to a share purchase agreement (the “SPA”), dated as of November 5, 2015, by and among Virtusa Consulting Services Private Limited (“Virtusa India”), a subsidiary of the Company, Polaris Consulting & Services Limited (“Polaris”) and the Promoter Sellers named therein, as amended, the Company completed the purchase of 53,133,127 shares, or approximately 51.7% of the fully-diluted capitalization of Polaris from certain Polaris shareholders for approximately $168,257 (Indian rupees 11,391,365) in cash (the “Polaris SPA Transaction”). In addition, on April 6, 2016, Virtusa India completed an unconditional mandatory open offer with successful tender to purchase an additional 26% of the fully diluted outstanding shares of Polaris common stock from Polaris’ public shareholders. The mandatory open offer was conducted in accordance with requirements of the Securities and Exchange Board of India (“SEBI”) and the applicable Indian rules on takeovers. Virtusa India purchased 26,719,942 shares of Polaris common stock for an aggregate purchase price of approximately $89,147 (Indian rupees 5,935,260). Pursuant to the mandatory open offer, during the fiscal year ended March 31, 2016, the Company transferred $89,220 into an escrow account in accordance with the India takeover rules, which was recorded as restricted cash at March 31, 2016, and the mandatory open offer closed on April 6, 2016. On April 6, 2016, the restricted cash was released from the escrow account and used for settlement for the mandatory open offer.

Upon the closing of the mandatory offering, Virtusa’s ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris’ fully diluted shares of common stock outstanding, and from approximately 52.9% to 78.8% of Polaris’ basic shares of common stock outstanding. Under applicable Indian rules on takeovers, Virtusa India was required to sell within one year of the settlement of the unconditional mandatory offer its shares of common stock in Polaris in excess of 75% of the basic outstanding shares of common stock of Polaris. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public offering. The sale offer closed on December 14, 2016, and the Company received approximately $7,645 in proceeds, net of $188 in brokerage fees and taxes. In addition to these costs, the Company incurred additional costs of $409 towards professional and legal fees and expense. The Company’s ownership interest in Polaris prior to the sale offer was 78.6% of the outstanding shares of common stock, and upon the closing of the sale offer, the Company’s ownership interest decreased from 78.6% to 74.9% of Polaris’ basic shares of common stock outstanding. As of June 30, 2017 the Company has 74.4% of ownership interest on Polaris basic shares of common stock. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest, are accounted for as equity transactions.

On June 29, 2017, the Company acquired certain assets of a small consulting company located in India. The purchase price was approximately $750 payable in cash subject to a holdback payment of $50 after one year and a payment of $100 in earn-out consideration after two years based on certain achievement. The purchase price allocation was as follows: goodwill of $150 and customer relationships of $600.

(8)  Series A Convertible Preferred Stock

On May 3, 2017, the Company and Orogen Viper LLC (the “Purchaser”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which the Company issued and sold to the Purchaser, and the Purchaser purchased from the Company, an aggregate of 70,000 shares of voting convertible preferred stock of the Company, designated as the Company’s 3.875% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Voting Preferred Stock”), and 38,000 shares of a separate class of non-voting convertible preferred stock of the Company, designated as the Company’s 3.875% Series A-1 Convertible Preferred Stock, par value $0.01 per share (the “Series A-1 Preferred Stock” and, together with the Series A Voting Preferred Stock, the “Series A Convertible Preferred Stock”), in each case for a purchase price of $1,000 per share, representing $108,000 of gross proceeds to the Company.

The Investment Agreement provides the Purchaser the right, pursuant to the terms of the Series A Convertible Preferred Stock, to appoint a director to serve on our Board. Pursuant to the Investment Agreement, in connection with the closing of the transactions contemplated by the Investment Agreement (the “Closing”), our Board of Directors (the “Board”) increased the size of the Board from nine directors to ten directors and elected Vikram S. Pandit, the initial nominee designated by the Purchaser, to the Board, subject to replacement pursuant to the procedures described in the Investment Agreement. Such appointment right will terminate if the Purchaser and its affiliates fail to retain beneficial ownership of at least 50% of the number of shares of our common stock underlying the Series A Convertible Preferred Stock held by the Purchaser immediately following the Closing.

Following the conversion of the Series A Convertible Preferred Stock into shares of our common stock, so long as the Purchaser retains beneficial ownership of at least 50% of the number of shares of our common stock underlying the Series A Convertible Preferred Stock held by the Purchaser immediately following the Closing, we have agreed to include one nominee of the

Purchaser for election as a director of the same class (whether Class I, Class II or Class III) as the other directors nominated by us for election at our next meeting of stockholders following such conversion, and to renominate such individual thereafter at each meeting of stockholders electing such class of directors. We are required to use our reasonable efforts to cause the election of such person.

Pursuant to the Investment Agreement, the Purchaser has agreed, subject to certain exceptions, that until the later of (1) the first date on which there is no Purchaser-affiliated director serving on our Board, and (2) May 3, 2019 (the “Standstill Period”), the Purchaser will not, among other things, subject to certain exceptions described in the Investment Agreement: (i) acquire any securities of the Company if, immediately after such acquisition, the Purchaser would collectively own in the aggregate more than 20.0% of the then outstanding common stock of the Company, (ii) propose or seek to effect any tender or exchange offer, merger or other business combination involving the Company or its securities, or make any public statement with respect to such transaction, (iii) make, or in any way participate in any “proxy contest” or other solicitation of proxies, (iv) seek election or appointment to, or representation on, our Board other than as set forth in the Investment Agreement or the Series A Certificate of Designations (as defined below), or seek the removal of any of our directors, or (v) conduct any referendum of stockholders of the Company or make or be the proponent of any stockholder proposal.

The Investment Agreement restricts the Purchaser’s ability to transfer the Series A Convertible Preferred Stock or shares of our common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock, subject to certain exceptions specified in the Investment Agreement. In particular, prior to the earliest of (i) May 3, 2019, (ii) a change of control of the Company or entry into a definitive agreement for a transaction that, if consummated, would result in a change of control of the Company, and (iii) the later of May 3, 2018 and the first date on which there is no Purchaser-affiliated director serving on our Board, the Purchaser will be restricted from selling, offering, transferring, assigning, pledging, mortgaging, hypothecating, gifting or disposing the Series A Convertible Preferred Stock or shares of common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock. Such restrictions also prohibit the Purchaser from entering into or engaging in any hedge, swap, short sale, derivative transaction or other agreement or arrangement that transfers any ownership of, or interests in, the shares of Series A Convertible Preferred Stock or shares of common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock. These restrictions do not apply to, among others, transfers to affiliates or in connection with certain third-party tender offers.

Subject to certain limitations, the Investment Agreement provides the Purchaser with certain registration rights for the shares of common stock underlying the Series A Convertible Preferred Stock (including any shares issued or issuable as dividends on the Series A Convertible Preferred Stock) held by the Purchaser. The Investment Agreement contains other customary terms for private investments in public companies, including representations, warranties and covenants.

On May 3, 2017, we filed with the Secretary of State of the State of Delaware (i) a Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Preferred Stock (the “Series A Certificate of Designations”) and (ii) a Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Preferred Stock (the “Series A-1 Certificate of Designations” and, together with the Series A Certificate of Designations, the “Certificates of Designations”). Generally, except with respect to certain voting rights, and a conversion trigger applicable to the Series A-1 Preferred Stock described below as the “HSR Conversion,” the rights, preferences and privileges of the Series A Preferred Stock and the Series A-1 Preferred Stock are substantially identical.

The Series A Convertible Preferred Stock has a liquidation preference of $1,000 per share. In addition, cumulative Series A Convertible Preferred Stock dividends accumulate on the Series A Convertible Preferred Stock at a rate of 3.875% per annum, and are payable quarterly in arrears. The payments on such dividends may be paid in cash or, at our option, in shares of our common stock. We may only pay such dividends in shares of common stock on or after August 1, 2018, subject to an aggregate share cap and so long as we have paid full cumulative dividends on the Series A Convertible Preferred Stock for all past dividend periods, and there is adequate current public information with respect to the Company and no volume limitations would apply to the resale of such shares, in each case under Rule 144 under the Securities Act of 1933.

The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of the Company’s common stock at an initial conversion rate of 27.77778 shares of the Company’s common stock per share of Series A Convertible Preferred Stock (which is equal to an initial conversion price of approximately $36.00 per share of the Company’s common stock), subject to certain customary anti-dilution adjustments. If at any time after May 3, 2020, the closing sale price of our common stock exceeds 150% of the then applicable conversion price of the Series A Convertible Preferred Stock for at least 20 trading days during a period of 30 consecutive trading days, the Company may cause some or all of the Series A Convertible Preferred Stock to be converted into shares of common stock at the then applicable conversion rate. Upon the conversion of the Series A Convertible Preferred Stock into common stock, we are required to pay all accumulated but unpaid dividends in additional shares of common stock valued at the then applicable conversion price on the date of such conversion.

Holders of Series A Convertible Preferred Stock are entitled to vote generally with the holders of common stock on an as-converted basis (including with respect to election of the members of our Board). Holders of Series A Convertible Preferred Stock are also entitled to certain limited special approval rights, including with respect to amendments to the Company’s organizational documents that have an adverse effect on the Series A Convertible Preferred Stock, certain issuances of senior or pari passu securities, certain purchases, redemptions or other acquisitions of junior securities or payments, dividends or distributions thereon. In addition, so long as any shares of Series A Convertible Preferred Stock are outstanding and the Purchaser and its affiliates collectively beneficially own at least a majority of the shares of Series A Convertible Preferred Stock beneficially owned by such holders immediately following the Closing, the holders of Series A Convertible Preferred Stock, voting as a separate class by majority vote, are entitled to elect one director to serve on our Board.

Holders of Series A-1 Preferred Stock generally have no voting rights except as required by law and with respect to amendments to the Company’s organizational documents that have an adverse effect on the Series A-1 Preferred Stock. At such time as any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the acquisition of shares of Preferred Stock expires or is terminated, all shares of the Series A-1 Preferred Stock then issued and outstanding shall immediately and automatically convert on a one for one basis to shares of Series A Preferred Stock (the “HSR Conversion”). Upon such HSR Conversion (which occurred in May 2017), all accumulated but unpaid dividends on such shares of Series A-1 Preferred Stock immediately prior to such HSR Conversion will be converted into an equivalent amount of accumulated but unpaid dividends on shares of Series A Preferred Stock immediately following such HSR Conversion.

With certain exceptions, upon a Fundamental Change (as defined in the Certificates of Designations), the holders of the Series A Convertible Preferred Stock may require that the Company repurchase for cash all or any whole number of shares of Series A Convertible Preferred Stock at a per-share repurchase price equal to 100% of the liquidation preference of such shares, plus accumulated and unpaid dividends. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of the date that the Company is required to effect such repurchase, during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. The definition of Fundamental Change includes a sale of substantially all the Company’s assets, a change of control of the Company by way of a tender offer, merger or similar event, the adoption of a plan relating to the Company’s liquidation or dissolution and certain delistings of our common stock, except in certain cases described in the Certificates of Designations in which the consideration received or to be received by the Company’s common stockholders in a sale or change of control transaction consists primarily of publicly listed and traded securities.

Holders of Series A Convertible Preferred Stock that are converted in connection with a Make-Whole Fundamental Change, as defined in the Certificates of Designations, are, under certain circumstances, entitled to an increase in the conversion rate for such shares of Series A Convertible Preferred Stock based on the effective date of such event and the applicable price attributable to the event as set forth in a table contained in the Certificates of Designations. The definition of Make-Whole Fundamental Change includes a sale of substantially all the Company’s assets, a change of control of the Company by way of a tender offer, merger or similar event, the adoption of a plan relating to the Company’s liquidation or dissolution and certain delistings of our common stock.

If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum.

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three months ended June 30, 2017, the Company recorded $27 as an accretion to the Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. As of June 30, 2017, the Company had declared and accrued dividends of $674 associated with the Series A Convertible Preferred Stock.

(9) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at June 30, 2017:

Amount
Balance at April 1, 2017	$211,089
Goodwill arising from acquisitions	150
Foreign currency translation adjustments	710
Balance at June 30, 2017	$211,949

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,109. The acquisition costs and goodwill balance not deductible for tax purposes are $149,727 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014) and the Polaris acquisition.

The Company performed the annual assessment of its goodwill during the fourth quarter of the fiscal year ended March 31, 2017 and determined that the estimated fair value of the Company’s reporting unit exceeded its carrying value and therefore goodwill was not impaired. The Company will continue to complete goodwill impairment assessments at least annually during the fourth quarter of each ensuing fiscal year. The Company will continue to evaluate whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets, including intangible assets, may warrant revision or that the carrying value of these assets may be impaired. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at June 30, 2017.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$83,260	$27,868	$55,392
Trademark	2.1	2,968	1,906	1,062
Technology	5.0	500	176	324
	10.5	$86,728	$29,950	$56,778

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(10) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 14.7% for the three months ended June 30, 2017, as compared to an effective tax rate of 7.8% for the three months ended June 30, 2016. The Company’s reported effective tax rate is impacted by jurisdictional mix of profits and losses in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

The Company created two export oriented units in India, one in Bangalore during the fiscal year ended March 31, 2011 and a second unit in Hyderabad (Special Economic Zone or “SEZ”) during the fiscal year ended March 31, 2010 for which no income tax exemptions were availed. The Indian subsidiaries also operate two development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company’s profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. The Company’s India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.61%. In the fiscal years ended March 31, 2013 and March 31, 2014, the Company leased a facility in an SEZ designated location in Bangalore and Pune, India each of which is eligible for tax holidays for up to 15 years beginning in the fiscal years ended March 31, 2013 and March 31, 2014 respectively. During the fiscal year ended March 31, 2016, the Company established a new unit in Hyderabad, in an SEZ designated area, for which it is eligible for tax holiday for up to 15 years. Based on the latest changes in tax laws, book profits of SEZ units are subject to MAT, commencing April 1, 2011, which will continue to negatively impact the Company’s cash flows.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2017, the Company believed it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On October 31, 2016, the Company received confirmation from the Board of Investments that it had satisfied investment criteria through March 31, 2016 and is eligible for holiday benefits. At June 30, 2017, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

The Company’s effective income tax rate is based on the composition of estimated income in different jurisdictions, including those where the Company is enjoying tax holidays, for the applicable fiscal year and adjustments, if any, in the applicable quarterly periods, for unrecognized tax benefits for uncertain income tax positions or other discrete items required to be reported during interim periods. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to lower rates in jurisdictions in which the Company operates and applicable tax holiday benefits of the Company, obtained primarily in India and Sri Lanka.

In connection with the Company’s adoption of ASU 2016-09 (Stock Compensation), during the three months ended June 30, 2017, the Company has accounted on a prospective basis in the income statement for the income tax expense or benefit for the tax effects of differences recognized on or after the effective date of the equity-based payment awards between the deduction for an award for tax purposes and the cumulative compensation costs of that award recognized for financial reporting purposes. During the three months ended June 30, 2017, the Company recorded a tax benefit of $278 in the Company’s income tax expense. The Company also presented the excess tax benefits (deficiencies) as operating activities in the Consolidated Statements of Cash Flows on a retrospective basis and prior period has been restated.

A valuation allowance is required if, based on available evidence, it is more likely than not, that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income. Net loss in the United States has decreased during the three months ended June 30, 2017 compared with the three months ended June 30, 2016. The Company has a significant deferred tax asset in the United States at June 30, 2017. We continue to monitor all positive and negative evidence related to this asset. At June 30, 2017, the Company determined that a specific valuation allowance was not required.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2017 and March 31, 2017, the total liability for unrecognized tax benefits was $7,526 and $7,612, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2017, the unrecognized tax benefits decreased by $86 and increased by $39 during the three months ended June 30, 2016. The decrease in unrecognized tax benefits in the three months period ending June 30, 2017 was predominantly due to the release of a prior period foreign tax position, offset by increases for incremental interest accrued on existing uncertain tax positions. The increase in unrecognized tax benefits in the three months period ending June 30, 2016 was predominantly due to increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At June 30, 2017, the Company had $394,424 of unremitted earnings from foreign subsidiaries and approximately $154,602 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(11) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2017	2016
Client revenue:
North America	$146,142	$133,471
Europe	53,372	46,384
Other	27,831	25,616
Consolidated revenue	$227,345	$205,471

	June 30, 2017	March 31, 2017
Long-lived assets, net of accumulated depreciation and amortization:
North America	$90,983	$91,508
Asia	279,548	280,771
Europe and others	16,829	16,061
Consolidated long-lived assets, net	$387,360	$388,340

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended June 30,
	2017	2016
Customer 1	18.1%	15.7%

(12) Debt

On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the “Credit Facility”). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company was required under the terms of the Credit Agreement to make quarterly principal payments on the term loan, however, the prepayment of the $81,000 from the proceeds from the Orogen Viper LLC investment (See Note 8 of the notes to our financial statements), has satisfied this obligation and no further principal payments are required. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 24, 2021. At June 30, 2017, the interest rate on the Credit Facility was 3.98% and there were no borrowings under the revolving credit facility.

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

At June 30, 2017, the Company is in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility at June 30, 2017 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	June 30, 2017	March 31, 2017
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	—	10,000
Less: deferred financing costs — current	—	(1,130)
Total	$—	$8,870

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	June 30, 2017	March 31, 2017
Term loan	$190,000	$190,000
Less:
Current maturities	—	(10,000)
Repayment of Term loan	(81,000)	—
Deferred financing costs, long-term	(4,131)	(3,278)
Total	$104,869	$176,722

In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

On July 26, 2016, the Company entered into two 12-month forward starting interest rate swap transactions and on July 28, 2016, the Company entered into a third 12-month forward starting interest rate swap transaction to mitigate Company’s interest rate risk on Company’s variable rate debt (collectively, “The Interest Rate Swap Agreements”). The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93,800 and, with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 86% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods corresponding to the quarterly principal payments on the term loan. The Interest Rate Swap Agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The unrealized gain associated with the 2016 Swap Agreement was $1,568 at June 30, 2017, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the three months ended June 30, 2017, $5,600 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2017. No amounts were due as of June 30, 2017, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(13) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended June 30,
	2017	2016
Components of net periodic pension cost
Service cost	$366	$333
Interest cost	165	134
Expected return on plan assets	(173)	(153)
Amortization actuarial loss	39	41
Amortization of past service cost	2	2
Net periodic pension cost	$399	$357

The Company expects to contribute approximately $2,267 in cash to the gratuity plans during the fiscal year ending March 31, 2018. During the three months ended June 30, 2017, the Company made cash contributions of $465 towards the plans for the fiscal year 2018.

(14) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2017	2016
Investment securities
Beginning balance	$57	$23
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $131, $172	245	300
Reclassifications from OCI to other income — net of tax of $26, $(38)	54	(69)
(Less) : Noncontrolling interests, net of tax $(40), $(26)	(76)	(49)
Comprehensive income on investment securities, net of tax of $117, $108	223	182
Closing Balance	$280	$205

Currency Translation Adjustments
Beginning balance	$(50,415)	$(45,211)
OCI before reclassifications	3,605	(5,062)
(Less): Noncontrolling interests, net of tax	(486)	1,244
Comprehensive income (loss) on currency translation adjustment	3,119	(3,818)
Closing Balance	$(47,296)	$(49,029)

Cash Flow Hedges
Beginning balance	$11,789	$3,934
OCI before reclassifications net of tax of $249 and $264	(18)	1,795
Reclassifications from OCI to
- Revenue, net of tax of $(898) and $(183)	(1,695)	(345)
- Costs of revenue, net of tax of $(566) and $(14)	(1,499)	(184)
- Selling, general and administrative expenses, net of tax of $(318) and $(8)	(843)	(113)
(Less): Noncontrolling interests, net of tax $153, $342	289	646
Comprehensive income (loss) on cash flow hedges, net of tax of $(1,380) and $401	(3,766)	1,799
Closing Balance	$8,023	$5,733

Benefit plans
Beginning balance	$(1,180)	$(885)
OCI before reclassifications net of tax of $0 for all periods	$—	$—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	27	26
- Selling, general and administrative expenses, net of tax of $0 for all periods	12	15
Other adjustments	4	(19)
Comprehensive income on benefit plans, net of tax of $0 for all periods	45	24
Closing Balance	$(1,135)	$(861)
Accumulated other comprehensive loss at June 30, 2017	$(40,128)	$(43,952)

(15) Subsequent Events

On July 26, 2017, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling (“GBP”) against the U.S. dollar, the Swedish Krona (“SEK”) against the U.S. dollar and the Euro against the U.S. dollar, each of which will expire on various dates during the period ending September 30, 2017. The GBP contracts have an aggregate notional amount of approximately £2,395 (approximately $3,126), the SEK contracts have an aggregate notional amount of approximately SEK 2,406 (approximately $294) and the Euro contracts have an aggregate notional amount of approximately EUR 381 (approximately $444). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.305, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.122, and the weighted average U.S. dollar settlement rate associated with the Euro contracts is approximately $1.165.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2017 and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of information technology (“IT”) consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking and financial services, insurance, healthcare, communications, and media and entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as accelerated solution design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At June 30, 2017, we had 18,120 employees, or team members, inclusive of our Polaris team members.

On May 3, 2017, we entered into an investment agreement with The Orogen Group (“Orogen”) pursuant to which Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa’s Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum.

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

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the Company’s existing $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We were required under the terms of the Credit Agreement to make quarterly principal payments on the term loan. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, we amended our Credit Agreement primarily to issue the Series A Convertible Preferred Stock and pay certain dividends with respect to the Series A Convertible Preferred Stock and we repaid $81.0 million of our term loan under the Credit Facility. As a result of this pre-payment, the Company has no additional obligated principal payments until the amount due at maturity. Interest payments will continue per the terms of the Credit Agreement. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021.

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

Financial overview

In the three months ended June 30, 2017, our revenue increased by 11% to $227.3 million, compared to $205.5 million in the three months ended June 30, 2016.

In the three months ended June 30, 2017, net income available to Virtusa common stockholders increased by 147% to $3.0 million, as compared to a net loss of $6.3 million in the three months ended June 30, 2016.

The increase in revenue for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily resulted from:

•                  Broad based growth, particularly in our top ten clients

•                  Revenue growth primarily in banking, and media information and other (“M&I”) partially offset by a decrease in financial services and insurance revenue

•                  Revenue increases are partially offset by the substantial depreciation in the U.K. pound sterling, which is reflected in the factors listed above

The key drivers of our increase in our net income for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, were as follows:

•                  Higher revenue, particularly in our top ten clients and growth in banking revenue

•                  Increase in gross profit due to higher revenue and higher gross margin driven by higher utilization;

•                  Decrease in foreign currency transaction losses due to the revaluation of Indian rupee denominated intercompany note;

partially offset by

•             Substantial depreciation in the U.K. pound sterling (“GBP”) which impacted our U.K. based revenues when consolidating into U.S. dollar and costs of revenue when converting Indian rupee denominated costs into GBP under our transfer pricing model

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2017 and 2016, 96% and 84%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2017, our application outsourcing and consulting revenue represented 58% and 42%, respectively of our total revenue as compared to 59% and 41%, respectively, for the three months ended June 30, 2016.

In the three months ended June 30, 2017, our North America revenue increased by 9.5%, or $12.6 million, to $146.1 million, or 64% of total revenue, from $133.5 million, or 65% of total revenue in the three months ended June 30, 2016. The increase in revenue for the three months ended June 30, 2017 is primarily due to revenue growth in our banking and communication and technology (“C&T”) industry groups, partially offset by a decrease in our financial services and insurance industry groups.

In the three months ended June 30, 2017, our European revenue increased by 15.1%, or $7.0 million, to $53.4 million, or 24% of total revenue, from $46.4 million, or 23% of total revenue in the three months ended June 30, 2016. The increase in revenue for the three months ended June 30, 2017 is primarily due to an increase in revenue from European banking clients, partially offset by substantial depreciation of the U.K. pound sterling.

Our gross profit increased by $9.2 million to $61.1 million for the three months ended June 30, 2017, as compared to $51.9 million in the three months ended June 30, 2016. The increase in gross profit during the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, was primarily due to higher revenue and higher utilization offset by depreciation in the U.K. pound sterling. As a percentage of revenue, gross margin was 26.9% and 25.3% in the three months ended June 30, 2017 and 2016, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 37% and 41% of total revenue, and revenue from time-and-materials contracts represented 63% and 59% of total revenue for the three months ended June 30, 2017 and 2016, respectively. The revenue earned from fixed-price contracts in the three months ended June 30, 2017 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2017, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition was approximately 24.4%, of which 5.6% relates to implementation of certain cost saving and restructuring initiatives during the fiscal year ended March 31, 2017. Our attrition rate at June 30, 2017 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following table presents an overview of our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		$	%
(dollars in thousands)	2017	2016	Change	Change
Revenue	$227,345	$205,471	$21,874	10.6%
Costs of revenue	166,279	153,560	12,719	8.3%
Gross profit	61,066	51,911	9,155	17.6%
Operating expenses	54,996	53,759	1,237	2.3%
Income (loss) from operations	6,070	(1,848)	7,918	(428.5)%
Other expense	(625)	(4,125)	3,500	(84.8)%
Income (loss) before income tax expense	5,445	(5,973)	11,418	(191.2)%
Income tax expense (benefit)	798	(463)	1,261	(272.4)%
Net income (loss)	4,647	(5,510)	10,157	(184.3)%
Less: net income attributable to noncontrolling interests, net of tax	989	746	243	32.6%
Net income (loss) available to Virtusa stockholders	3,658	(6,256)	9,914	(158.5)%
Less: Series A Convertible Preferred Stock dividends and accretion	701	—	701	—
Net income (loss) available to Virtusa common stockholders	$2,957	$(6,256)	$9,213	(147.3)%

Revenue

Revenue increased by 10.6%, or $21.9 million, from $205.5 million during the three months ended June 30, 2016 to $227.3 million in the three months ended June 30, 2017. The increase in revenue was primarily driven by revenue growth in our banking and M&I industry group, partially offset by a decrease in our financial services and insurance industry groups and by the substantial depreciation in the U.K. pound sterling. Revenue from North American clients in the three months ended June 30, 2017 increased by $12.7 million, or 9.5%, as compared to the three months ended June 30, 2016, primarily due to revenue growth in our banking and C&T industry groups, partially offset by a decrease in our financial services and insurance industry groups. Revenue from European clients increased by $7.0 million, or 15.1%, as compared to the three months ended June 30, 2016, primarily due to an increase in revenue from European banking clients, partially offset by the substantial depreciation of the U.K. pound sterling. We had 196 active clients at June 30, 2017, as compared to 179 active clients at June 30, 2016.

Cost of Revenue

Costs of revenue increased from $153.6 million in the three months ended June 30, 2016 to $166.3 million in the three months ended June 30, 2017, an increase of $12.7 million, or 8.3%, which includes a benefit of $0.3 million due to the depreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $6.8 million. The increased costs of revenue are also due to an increase in subcontractor costs of $5.0 million and an increase in travel expenses of $0.9 million. At June 30, 2017, we had 16,484 IT professionals as compared to 16,075 at June 30, 2016.

As a percentage of revenue, cost of revenue decreased from 74.7% for the three months ended June 30, 2016 to 73.1% for three months ended June 30, 2017.

Gross profit

Our gross profit increased by $9.2 million, or 17.6%, to $61.1 million for the three months ended June 30, 2017, as compared to $51.9 million for the three months ended June 30, 2016, primarily due to an increase in revenue, partially offset by substantial depreciation of the U.K. pound sterling, and higher utilization. As a percentage of revenue, our gross profit was 26.9% and 25.3% in the three months ended June 30, 2017 and 2016, respectively.

Operating expenses

Operating expenses increased from $53.8 million in the three months ended June 30, 2016 to $55.0 million in the three months ended June 30, 2017, an increase of $1.2 million, or 2.3%, which includes a benefit of $0.1 million due to the depreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $3.5 million in compensation related expenses partially offset by decrease in facilities expense of $2.2 million. As a percentage of revenue, our operating expenses decreased from 26.2% in the three months ended June 30, 2016 to 24.2% in the three months ended June 30, 2017, primarily due to certain acquisition and integration related expense incurred during the three months ended June 30, 2016.

Income (loss) from operations

Income (loss) from operations increased by 428.5%, from a $(1.8) million loss in the three months ended June 30, 2016 to $6.1 million income in the three months ended June 30, 2017. As a percentage of revenue, income (loss) from operations increased from (0.9)% in the three months ended June 30, 2016 to 2.7% in the three months ended June 30, 2017.

Other expense

Other expense increased by $3.5 million from $4.1 million in the three months ended June 30, 2016 to $0.6 million in the three months ended June 30, 2017, primarily due to a decrease in foreign currency transaction losses due to the revaluation of Indian rupee denominated intercompany note.

Income tax expense (benefit)

Income tax expense increased by $1.3 million, from a benefit of $(0.5) million in the three months ended June 30, 2016 to an expense of $0.8 million in the three months ended June 30, 2017. Our effective tax rate increased from 7.8% for the three months ended June 30, 2016 to 14.7% for the three months ended June 30, 2017. The increase in the tax expense and effective tax rate for the three months ended June 30, 2017 was primarily due to an increase in income from operations and geographical mix of profits, offset by discrete tax benefits and certain foreign currency translation gains with no corresponding tax expense.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended June 30, 2017, we recorded a noncontrolling interest of $1.0 million, representing a 25.5% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 158.5%, from a net loss of $(6.3) million in the three months ended June 30, 2016 to $3.6 million in the three months ended June 30, 2017 driven by higher operating income primarily due to higher gross margin, lower operating expense as percentage of revenue and a decrease in foreign currency transaction losses.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends of $0.7 million at a rate of 3.875% per annum during the three months ended June 30, 2017.

Net income (loss) available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by 147.3%, from a net loss of $(6.3) million in the three months ended June 30, 2016 to $3.0 million in the three months ended June 30, 2017.

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

•                  We present the following consolidated statement of income measures that exclude acquisition-related charges, restructuring charges, stock-based compensation expense, foreign currency transaction gains and losses and the tax impact of dividends received from foreign subsidiaries to provide further insights into the comparison of our operating results among the periods:

•                  Non-GAAP income from operations: income (loss) from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense, and acquisition-related charges and restructuring charges

•                  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

•                  Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, each net of tax, and the tax impact of dividends received from foreign subsidiaries

•                  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, each net of tax, and the per share tax impact of dividends received from foreign subsidiaries

The following table presents a reconciliation of each non-GAAP financial metric to the most comparable GAAP metric for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per share amounts)
GAAP income (loss) from operation	$6,070	$(1,848)
Add: Stock-based compensation expense	4,788	6,133
Add: Acquisition-related charges and restructuring charges(1)	2,509	3,424
Non-GAAP income from operations	$13,367	$7,709
GAAP operating margin	2.7%	(0.9)%
Effect of above adjustments to income from operations	3.2%	4.7%
Non-GAAP operating margin	5.9%	3.8%
GAAP net income (loss) available to Virtusa common stockholders	$2,957	$(6,256)
Add: Stock-based compensation expense	4,788	6,133
Add: Acquisition-related charges and restructuring charges(1)	2,509	3,424
Add: Foreign currency transaction (gains) losses(2)	77	3,580
Tax adjustments(3)	(2,522)	(1,397)
Less: Noncontrolling interest, net of tax (4)	(366)	(199)
Non-GAAP net income available to Virtusa common stockholders	$7,443	$5,285
GAAP diluted earnings (loss) per share	$0.10	$(0.21)
Effect of stock-based compensation expense	0.16	0.21
Effect of acquisition-related charges and restructuring charges(1)	0.08	0.11
Effect of foreign currency transaction (gains) losses(2)	—	0.12
Tax adjustments(3)	(0.08)	(0.04)
Effect of noncontrolling interest(4)	(0.01)	(0.01)
Non-GAAP diluted earnings per share(5)	$0.25	$0.18

GAAP Weighted average shares outstanding, Basic(6)	30,251,150	29,486,287
Series A Convertible Preferred Stock as converted(6)	—	—
Non-GAAP Weighted average shares outstanding, Basic(6)	30,251,150	29,486,287

(1)                                 Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges, when applicable, include termination benefits, as well as certain professional fees related to the restructuring. The following table provides the details of the acquisition-related charges and restructuring charges:

	Three Months Ended June 30,
	2017	2016
Amortization of intangibles	$2,509	$2,370
Acquisition and integration costs	—	1,054
Total	$2,509	$3,424

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

(4)                                 Noncontrolling interest represents the minority shareholders interest of Polaris

(5)                                 Non-GAAP diluted earnings per share is subject to rounding

(6)                                 During the three months ended June 30, 2017, the weighted average shares outstanding of Series A Convertible Preferred Stock of 1,912,088 were excluded from the calculations of both GAAP and non-GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of Series A Convertible Preferred Stock.

We plan to initiate a cost reduction plan during our second quarter to reduce future operating costs. As a result, we expect to incur approximately $1.5 million in restructuring charges during the second and third quarters of our fiscal year ending March 31, 2018.

On May 3, 2017, we entered into an investment agreement with The Orogen Group (“Orogen”) pursuant to which, Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa’s Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. The shares purchased consist of voting Series A Preferred Stock and a separate class of non-voting Series A-1 Preferred Stock, the latter of which automatically converted into shares of voting Series A Preferred Stock on a one-to-one basis upon the expiration or termination of the applicable waiting period (which occurred in May 2017) under the Hart-Scott-Rodino Antitrust Improvements Act. In connection with the investment, we repaid $81 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30 million of our common stock. During the three months ended June 30, 2017, we repurchased $27 million of our common stock.

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

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Credit Agreement”) by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We are required under the terms of the Credit Agreement to make quarterly principal payments on the term loan. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 24, 2021. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, we amended our Credit Agreement primarily to issue the Series A Convertible Preferred Stock and pay certain dividends with respect to the Series A Convertible Preferred Stock and we repaid principal payment of $81.0 million of our term loan. As a result of this pre-payment, the Company has no additional obligated principal payments until the amount due at maturity. Interest payments will continue per the terms of the Credit Agreement.

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

As of June 30, 2017, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of June 30, 2017 and through the date of this filing.

On July 26, 2016, we entered into two 12-month forward starting interest rate swap transactions and, on July 28, 2016, we entered into a third 12-month forward starting interest rate swap transaction to mitigate our interest rate risk on our variable rate debt (collectively, “The Interest Rate Swap Agreements”). Our objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. We will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate beginning notional amount of $93.8 million and with the pre-payment of $81 million of principal on our existing debt, hedge approximately 86% of our forecasted outstanding debt balance as of July 31, 2017. The notional amount of the swaps amortizes over the three swap periods. The Interest Rate Swap Agreements require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on June 30, 2017, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of June 30, 2017, we were in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $1.6 million as of June 30, 2017, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

At June 30, 2017, a significant portion of our cash, cash equivalents, short-term and long-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2017, we sold $5.6 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2017. No amounts were due under the financing agreement at June 30, 2017, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2017	2016
Net cash provided by (used in) operating activities	$1,064	$(14,451)
Net cash provided by investing activities	7,605	100,976
Net cash used in financing activities	(1,149)	(94,063)
Effect of exchange rate changes on cash	1,551	(1,109)
Net increase (decrease) in cash and cash equivalents	9,071	(8,647)
Cash and cash equivalents, beginning of period	144,908	148,986
Cash and cash equivalents, end of period	$153,979	$140,339

Operating activities

Net cash provided by operating activities increased in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 from net cash used in operating activities, primarily driven by an increase in net income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Investing activities

Net cash provided by investing activities decreased in the three months ended June 30, 2017 compared to three months ended June 30, 2016. The decrease in net cash provided by investing activities is primarily due to the decrease in restricted cash related to the Polaris mandatory offering during the three months ended June 30, 2016.

Financing activities

Net cash used in financing activities decreased in the three months ended June 30, 2017 compared to three months ended June 30, 2016. The decrease in net cash used in financing activities is primarily due to the acquisition of noncontrolling interest during the three months ended June 30, 2016. During the three months ended June 30, 2017, the proceeds from issuance of Series A Convertible Preferred Stock is offset by the principal payment of our debt and repurchase of our common stock.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee, the U.K. pound sterling, the euro and the Swedish Krona as described below and in “Quantitative and Qualitative Disclosures about Market Risk.”

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the process of reviewing existing revenue contracts and related costs for evaluating the recognition of revenue from contracts with customers as well as commission and fulfillment costs that may require capitalization and amortization. We are also in the process of identifying and implementing changes to our processes to meet the reporting and disclosure requirements. We expect the new standard could change the amount and timing of revenue and costs under certain arrangement types. We have not yet determined what impact the new guidance will have on our consolidated financial statements and related disclosures or concluded on the transition method.

In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. Based on our current investment portfolio, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued as update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients. We are currently evaluating the effect the new standard will have on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation—Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. We adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

•                  We prospectively recognized tax benefits of $278 in the income tax expense line item of our consolidated statements of income (loss) in the three months ended June 30, 2017 related to excess tax benefits on stock options;

•                  We changed our accounting policy from estimated forfeitures to actual forfeitures effective April 1, 2017. The cumulative impact of the change in the accounting policy did not have a material impact on our consolidated financial statements, therefore the prior period amounts have not been restated;

•                  We elected to adopt cash flow presentation of excess tax benefits retrospectively where these benefits are classified along with other income tax cash flows as operating cash flows. Accordingly, prior period amounts in our consolidated statement of cash flows have been restated;

•                  We adopted cash flow presentation of taxes paid when an employer withholds shares for tax-withholding purposes retrospectively and classified as a financing activity in the our statement of cash flows. Accordingly, prior period amounts have been restated;

•                  The remaining amendments to this standard, as noted above, are either not applicable, or do not change our current accounting practices and thus do not impact its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact our presentation of cash and cash equivalents. As of June 30, 2017 and 2017, our restricted cash was $0.3 million and $0.2 million, respectively.

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

In January 2017, the FASB issued ASU 2017-04, an update on goodwill, which eliminates the need to calculate the implied fair value of goodwill when an impairment is indicated. The update states that goodwill impairment is measured as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. The Company’s current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, we expect to present the other components within other (income) expense.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, an update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718, Compensation — Stock Compensation. Under the amendments in ASU 2017-09, an entity should account for the effects of a modification unless all of the following criteria are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified — if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2017, FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” The amendments in this update shorten the amortization period for certain callable debt securities that are held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which would be amortized to maturity. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, which for us is the first quarter ending December 31, 2019. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the three months ended June 30, 2017 to such risks or to our management of such risks except for the additional factors noted below.

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

We have two 18 month rolling programs comprised of a series foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at June 30, 2017 was $152.1 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

The U.K. pound sterling, Swedish krona and the euro exchange fluctuations can have an unpredictable impact on our U.K. pound sterling, Swedish krona and the euro revenues generated, and costs incurred. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling, the Swedish krona as well as the euro. These derivative contracts have maximum duration of 92 days and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility. These hedges are designed to reduce the negative impact of a weaker U.K. pound sterling, Swedish krona or the euro, however they also reduce the positive impact of a stronger U.K. pound sterling, Swedish krona or the euro on the respective revenues.

Interest Rate Risk

In connection with the Polaris acquisition, on February 25, 2016, we drew down the full $200.0 million of the term loan under the Credit Facility. Interest under this facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. The term of the Credit Agreement ends on February 24, 2021. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Credit Facility, our cash and cash equivalents, short-term investments and long-term investments. To mitigate the Company’s exposure to movements in the one-month London Inter-Bank Offer Rate (LIBOR) rate on future outstanding debt, the Company entered into the Interest Rate Swap Agreements to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest (See Note 12 of the notes to our financial statements included herein for a detail description of our debt).

At June 30, 2017, we had $232.4 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, as filed with the Securities and Exchange Commission, on May 26, 2017 (the “Annual Report”), which could materially affect our business, financial condition or future results.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On May 3, 2017, we issued and sold an aggregate of 108,000 shares of preferred stock, consisting of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock to Orogen Viper LLC, an accredited investor as defined in Rule 501(a) of Regulation D promulgated under the Securities Act (“Orogen”) in a private placement pursuant to the terms of an Investment Agreement, for an aggregate purchase price of $108 million with an initial conversion price of $36.00.  In May 2017, the shares of Series A-1 Convertible Preferred Stock converted on a one to one basis into shares of Series A Convertible Preferred Stock in accordance with the terms thereof.

The Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion rate of 27.77778 shares of the Company’s common stock per share of Series A Convertible Preferred Stock, subject to certain customary anti-dilution adjustments.

The issuance of our Series A Convertible Preferred Stock was exempt from registration under the Securities Act pursuant to the safe harbor provided by Rule 506 of Regulation D promulgated thereunder.

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended June 30, 2017, we withheld an aggregate of 48,260 shares of restricted stock at a price of $29.35 per share.

On May 3, 2017, our board of directors authorized a share repurchase program of up to $30 million of shares of our common stock on or prior to May 3, 2018. A summary of our stock repurchase activity under this program for the three months ended June 30, 2017 is set forth in the table below:

Issuer Purchases of Equity Securities

Period:	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)	Remaining Dollar Value that may yet be Purchased Under Our Program ($)
May 2017	510,146	$28.66	510,146	$15,378,163
June 2017	437,560	28.96	437,560	2,704,311
Total	947,706	$28.80	947,706	$2,704,311

(1)         Excludes applicable commissions.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
4.1

Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

4.2

Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.1+*		Third Amended and Restated Director Compensation Policy

10.2*

Second Amendment to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.3++

Investment Agreement, dated as of May 3, 2017, between the Company and Orogen Viper LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

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

99.1+

Amended and Restated Executive Agreement by and between the Company and Samir Dhir dated as of August 1, 2017 (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on August 8, 2017 and incorporated by reference herein).

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 8, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2017 (Unaudited) and March 31, 2017
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2017 and June 30, 2016 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three Months Ended June 30, 2017 and June 30, 2016 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2017 and June 30, 2016 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: August 8, 2017	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2017	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
4.1

Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

4.2

Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.1+*		Third Amended and Restated Director Compensation Policy

10.2*

Second Amendment to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.3++

Investment Agreement, dated as of May 3, 2017, between the Company and Orogen Viper LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

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

99.1+

Amended and Restated Executive Agreement by and between the Company and Samir Dhir dated as of August 1, 2017 (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on August 8, 2017 and incorporated by reference herein).

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 8, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2017 (Unaudited) and March 31, 2017
	(ii)	Consolidated Statements of Income for the Three Months Ended June 30, 2017 and June 30, 2016 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three Months Ended June 30, 2017 and June 30, 2016 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2017 and June 30, 2016 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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