Form 10-Q
period 2017-09-30
VIRTUSA CORP
filed 2017-11-08
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 3, 2017:

Class	Number of Shares
Common Stock, par value $.01 per share	29,365,400

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$162,257	$144,908
Short-term investments	76,662	72,028
Accounts receivable, net of allowance of $2,666 and $1,805 at September 30, 2017 and March 31, 2017, respectively	138,443	135,453
Unbilled accounts receivable	65,153	66,122
Prepaid expenses	36,790	32,751
Restricted cash	941	174
Other current assets	26,455	28,806
Total current assets	506,701	480,242
Property and equipment, net	119,047	118,890
Investments accounted for using equity method	1,655	1,708
Long-term investments	15,120	20,057
Deferred income taxes	27,236	23,093
Goodwill	211,157	211,089
Intangible assets, net	54,119	58,361
Other long-term assets	9,316	9,980
Total assets	$944,351	$923,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,251	$20,514
Accrued employee compensation and benefits	52,560	52,582
Deferred revenue	9,756	7,479
Accrued expenses and other	37,245	33,251
Current portion of long-term debt	—	8,870
Income taxes payable	3,780	3,066
Total current liabilities	125,592	125,762
Deferred income taxes	23,562	26,682
Long-term debt, less current portion	105,157	176,722
Long-term liabilities	9,733	9,238
Total liabilities	264,044	338,404
Commitments and contingencies	—	—
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at September 30, 2017; no shares authorized or issued at March 31, 2017; redemption amount and liquidation preference of $108,000 and $0 at September 30, 2017 and March 31, 2017, respectively	106,914	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2017 and March 31, 2017; zero shares issued and outstanding at September 30, 2017 and March 31, 2017	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2017 and March 31, 2017; issued 32,151,093 and 31,762,214 shares at September 30, 2017 and March 31, 2017, respectively; outstanding 29,271,094 and 29,905,511 shares at September 30, 2017 and March 31, 2017, respectively	322	318
Treasury stock, 2,879,999 and 1,856,703 common shares, at cost, at September 30, 2017 and March 31, 2017, respectively	(39,652)	(9,652)
Additional paid-in capital	316,795	305,387
Retained earnings	247,366	240,728
Accumulated other comprehensive loss	(42,729)	(39,749)
Total Virtusa stockholders’ equity	482,102	497,032
Noncontrolling interest in subsidiaries	91,291	87,984
Total equity	573,393	585,016
Total liabilities and stockholders’ equity	$944,351	$923,420

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenue	$248,174	$210,089	475,519	$415,560
Costs of revenue	178,404	152,369	344,683	305,929
Gross profit	69,770	57,720	130,836	109,631
Operating expenses:
Selling, general and administrative expenses	59,491	54,183	114,487	107,943
Income from operations	10,279	3,537	16,349	1,688
Other income (expense):
Interest income	928	735	1,932	2,029
Interest expense	(1,413)	(1,892)	(3,071)	(3,737)
Foreign currency transaction gains (losses)	(1,480)	2,030	(1,557)	(1,550)
Other, net	778	545	884	551
Total other income (expense)	(1,187)	1,418	(1,812)	(2,707)
Income (loss) before income tax expense	9,092	4,955	14,537	(1,019)
Income tax expense	1,500	499	2,298	35
Net income (loss)	$7,592	$4,456	$12,239	$(1,054)
Less: net income attributable to noncontrolling interests, net of tax	2,824	1,242	3,813	1,988
Net income (loss) available to Virtusa stockholders	$4,768	$3,214	$8,426	$(3,042)
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	—	1,788	—
Net income (loss) available to Virtusa common stockholders	3,681	3,214	6,638	(3,042)

Basic earnings (loss) per share	$0.13	$0.11	$0.23	$(0.10)
Diluted earnings (loss) per share	$0.12	$0.11	$0.22	$(0.10)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$7,592	$4,456	$12,239	$(1,054)
Other comprehensive income (loss):
Foreign currency translation adjustments	$821	$1,860	$4,426	$(3,202)
Pension plan adjustment	47	292	92	316
Unrealized gain (loss) on available-for-sale securities, net of tax	(95)	(394)	204	(164)
Unrealized gain (loss) on effective cash flow hedges, net of tax	(4,153)	3,436	(8,208)	4,589
Other comprehensive income (loss)	$(3,380)	$5,194	$(3,486)	$1,539
Comprehensive income	$4,212	$9,650	$8,753	$485
Less: comprehensive income attributable to noncontrolling interest, net of tax	2,045	2,636	3,307	1,540
Comprehensive income (loss) available to Virtusa stockholders	$2,167	$7,014	$5,446	$(1,055)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$12,239	$(1,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,646	12,479
Share-based compensation expense	10,930	12,275
Provision for doubtful accounts	723	417
Gain on disposal of property and equipment	(49)	(110)
Foreign currency transaction losses, net	1,557	1,550
Amortization of discounts and premiums on investments	185	703
Amortization of debt issuance cost	565	565
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(4,492)	8,380
Prepaid expenses and other current assets	(4,450)	639
Other long-term assets	(815)	4,724
Accounts payable	740	(2,346)
Accrued employee compensation and benefits	(579)	(12,427)
Accrued expenses and other current liabilities	4,712	(1,667)
Income taxes payable	(3,586)	(7,654)
Other long-term liabilities	(1,494)	(5,516)
Net cash provided by operating activities	29,832	10,958
Cash flows from investing activities:
Proceeds from sale of property and equipment	180	2,499
Purchase of short-term investments	(50,549)	(46,513)
Proceeds from sale or maturity of short-term investments	62,829	76,533
Purchase of long-term investments	(12,273)	(23,113)
Proceeds from sale or maturity of long-term investments	—	6,222
(Increase) decrease in restricted cash	(799)	92,646
Business acquisition, net of cash acquired	(600)	(3,460)
Purchase of property and equipment	(8,195)	(8,791)
Net cash (used in) provided by investing activities	(9,407)	96,023
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,717	752
Proceeds from exercise of subsidiary stock options	196	340
Payment of debt	(81,000)	(5,000)
Payments of withholding taxes related to net share settlements of restricted stock	(2,431)	(3,480)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	106,846	—
Repurchase of common stock	(30,000)	—
Payment of contingent consideration related to acquisitions	—	(830)
Acquisition of noncontrolling interest	—	(89,147)
Principal payments on capital lease obligation	(124)	(73)
Payment of dividend on Series A Convertible Preferred Stock	(1,035)	—
Net cash used in financing activities	(4,831)	(97,438)
Effect of exchange rate changes on cash and cash equivalents	1,755	368
Net increase in cash and cash equivalents	17,349	9,911
Cash and cash equivalents, beginning of period	144,908	148,986
Cash and cash equivalents, end of period	$162,257	$158,897

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

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries: Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited, Virtusa Technologies (India) Private Limited, Polaris Consulting & Services Limited and Optimus Global Services Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited and Polaris Consulting & Services Limited, each organized and located in the United Kingdom; Virtusa US LLC, Virtusa Securities Corporation, a Massachusetts securities corporation and Apparatus, Inc. organized and located in Indiana, each organized and located in the United States; Virtusa International, B.V., Virtusa C.V., Virtusa

Netherlands Cooperatief U.A. and Polaris Software Lab B.V., each organized and located in the Netherlands; Virtusa Hungary Kft. and Polaris Consulting & Services, Kft., each organized and located in Hungary; Virtusa Germany GmbH and Polaris Software Lab GmbH, each organized and located in Germany; Virtusa Switzerland GmbH and Polaris Consulting & Services SA, each organized and located in Switzerland; Virtusa Singapore Private Limited and Polaris Consulting & Services Pte Limited, each organized and located in Singapore; Virtusa Malaysia Private Limited Company and Polaris Consulting & Services, SND BHD, each organized and located in Malaysia; Virtusa Austria GmbH, organized and located in Austria; Virtusa Philippines Inc., organized and located in the Philippines; TradeTech Consulting Scandinavia AB, organized and located in Sweden; Virtusa Canada, Inc. and Polaris Consulting & Services Inc, each organized and located in Canada; Polaris Consulting & Services Ireland Limited, organized and located in Ireland; Polaris Consulting & Services Japan K.K., organized and located in Japan; Polaris Consulting & Services Pty Ltd., organized and located in Australia; Polaris Consulting & Services FZ-LLC, organized and located in United Arab Emirates; and Polaris Software Lab (Shanghai) Limited, organized and located in China. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

At September 30, 2017 and March 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company plans to adopt the standard using the modified retrospective method when it becomes effective for the Company in the first quarter of fiscal 2019.  The Company’s project team is finalizing its review of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard. The Company is also in the process of identifying and implementing changes to the Company’s processes to meet the reporting and disclosure requirements.  Overall, the Company believes that its implementation efforts are progressing as planned to allow a timely implementation.

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

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation- Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

•                  The Company prospectively recognized tax benefits of $872 and $1,150 in the income tax expense line item of its consolidated statements of income (loss) in the three and six months ended September 30, 2017 related to excess tax benefits on stock options;

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact the Company’s presentation of cash and cash equivalents. As of September 30, 2017 and March 31, 2017, the Company’s restricted cash was $975 and $178, respectively.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

(3) Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income, less any dividends and accretion of issuance cost on the Series A Convertible Preferred Stock by the weighted average number of shares of common stock outstanding for the period. In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of restricted stock units, unvested restricted stock and stock options along with the conversion of the Series A Convertible Preferred Stock to common stock. The following table sets forth the computation of basic and diluted EPS for the periods set forth below:

The components of basic earnings (loss) per share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to Virtusa stockholders	$4,768	$3,214	$8,426	$(3,042)
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	—	1,788	—
Net income (loss) available to Virtusa common stockholders	3,681	3,214	6,638	(3,042)
Denominator:
Basic weighted average common shares outstanding	29,216,600	29,616,179	29,434,101	29,551,233

Basic earnings (loss) per share	$0.13	$0.11	$0.23	$(0.10)

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to Virtusa common stockholders	$3,681	$3,214	$6,638	$(3,042)
Add: Series A Convertible Preferred Stock dividends and accretion	—	—	—	—
Net income (loss) available to Virtusa common stockholders	3,681	3,214	6,638	(3,042)
Denominator:
Basic weighted average common shares outstanding	29,216,600	29,616,179	29,434,101	29,551,233
Dilutive effect of Series A Convertible Preferred Stock	—	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	603,981	503,151	601,764	—
Dilutive effect of stock appreciation rights	—	10,879	—	—
Weighted average shares-diluted	29,820,581	30,130,209	30,035,865	29,551,233

Diluted earnings (loss) per share	$0.12	$0.11	$0.22	$(0.10)

During the three months ended September 30, 2017 and 2016, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 58,720 and 658,176 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. For the three months ended September 30, 2017, the 3,000,000 weighted average shares of the Series A Convertible Preferred Stock, on an as converted basis, were excluded from diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

During the six months ended September 30, 2017 and 2016, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 172,491 and zero shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. For the six months ended September 30, 2017, the 2,456,044 weighted average shares of the Series A Convertible Preferred Stock, on an as converted basis, were excluded from diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At September 30, 2017 and March 31, 2017, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.).

The following is a summary of investment securities at September 30, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$34,164	$1	$(35)	34,130
Non-current	13,316	1	(17)	13,300
Preference shares:
Current	—	—	—
Non-current	1,742	—	(95)	1,647
Agency and short-term notes:
Current	2,606	—	(4)	2,602
Non-current	—	—	—	—
Mutual funds:
Current	23,146	425	—	23,571
Commercial paper:
Current	2,520	—	—	2,520
Equity Shares/ Options:
Non-current	16	157		173
Time deposits:
Current	13,839	—	—	13,839
Total available-for-sale securities	$91,349	$584	$(151)	$91,782

The following is a summary of investment securities at March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$36,722	$7	$(55)	$36,674
Non-current	17,511	3	(48)	17,466
Preference shares:
Current	1,633	—	(75)	1,558
Non-current	1,829	—	(101)	1,728
Agency and short-term notes:
Current	1,816	—	(3)	1,813
Non-current	803	—	(3)	800
Mutual funds:
Current	17,934	371	—	18,305
Commercial paper:
Current	2,993	—	—	2,993
Equity Shares/ Options:
Non-current	17	46		63
Time deposits:
Current	10,685	—	—	10,685
Total available-for-sale securities	$91,943	$427	$(285)	$92,085

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2017 and March 31, 2017 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Proceeds from sales of available-for-sale investment securities	$33,827	$42,316	$62,829	$82,755
Gross gains	$656	$433	$675	$743
Gross losses	(1)	—	(91)	—
Net realized gains on sales of available-for-sale investment securities	$655	$433	$584	$743

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$76,662	$—	$76,662
Available-for-sales securities—non-current	—	15,120	—	15,120
Foreign currency derivative contracts	—	6,318	—	6,318
Interest Rate Swap Contracts	—	1,571	—	1,571
Total assets	$—	$99,671	$—	$99,671
Liabilities:
Foreign currency derivative contracts	$—	$698	$—	698
Contingent consideration	—		100	100
Total liabilities	$—	$698	$100	$798

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$72,028	$—	$72,028
Available-for-sales securities—non-current	—	20,057	—	20,057
Foreign currency derivative contracts	—	16,431	—	16,431
Interest Rate Swap Contracts	—	1,842	—	1,842
Total assets	$—	$110,358	$—	$110,358
Liabilities:
Foreign currency derivative contracts	$—	$—	$—	—
Interest Rate Swap Contracts	—	—	—	—
Total liabilities	$—	$—	$—	$—

The Company determines the fair value of the contingent consideration related to the Company’s acquisition of a small consulting company based on the probability of attaining a specific contract renewal target. See Note 7 of the notes to our financial statements included herein for a description of this acquisition. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at September 30, 2017.

Level 3 Liabilities
Balance at April 1, 2017	$—
Contingent consideration arising from acquisition (See Note 7)	100
Payments made during the period	—
Balance at September 30, 2017	$100

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 18-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period (“Polaris Cash Flow Program”). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company’s Balance Sheet Program is currently inactive. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with five counterparties as of September 30, 2017.

The Company’s agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of September 30, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of September 30, 2017, it could have been required to settle its obligations under these agreements at amounts which approximate the September 30, 2017 fair values reflected in the table below. During the three months ended September 30, 2017, the Company was not in default of any of its derivative obligations.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the six month ended September 30, 2017 and 2016.

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $117,758 and $153,435 at September 30, 2017 and March 31, 2017, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $5,668 at September 30, 2017. At September 30, 2017, the maximum outstanding term of any derivative instrument was 15 months.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate notional amount of $92,500 and, with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 85% of the Company’s outstanding debt balance as of September 30, 2017. The notional amount of the swaps amortizes over the three swap periods. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if the Company is in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of September 30, 2017, the Company was in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $1,571 and 1,842 at September 30, 2017 and March 31, 2017, respectively, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2017 and March 31, 2017:

Derivatives designated as hedging instruments

	September 30, 2017	March 31, 2017
Foreign currency exchange contracts:
Other current assets	$6,303	$15,544
Other long-term assets	$15	$887
Accrued expenses and other	$698	$—
Long-term liabilities	$—	$—

	September 30, 2017	March 31, 2017
Interest rate swap contracts:
Other long-term assets	$1,571	$1,842

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2017 and 2016:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Relationships	2017	2016	2017	2016
Foreign currency exchange contracts	$93	$7,801	$598	$9,860
Interest rate swaps	$37	$(103)	$(237)	$(103)

Location of Gain Reclassified	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
from AOCI into Income (Effective	Three Months Ended September 30,		Six Months Ended September 30,
Portion)	2017	2016	2017	2016
Revenue	$2,919	$949	$5,511	$1,477
Costs of revenue	$1,987	$1,173	$4,052	$1,371
Operating expenses	$1,150	$774	$2,310	$895
Interest expense	$34	$—	$34	$—

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three Months Ended September 30,		Six Months Ended September 30,
as Hedging Instrument	Recognized in Income on Derivatives	2017	2016	2017	2016
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$—	$—	$—	$(180)
	Revenue	$(155)	$(26)	$(336)	$83
	Costs of revenue	$89	$14	$231	$(39)
	Selling, general and administrative expenses	$22	$1	$53	$(13)

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

Upon the closing of the mandatory offering, Virtusa’s ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris’ fully diluted shares of common stock outstanding, and from approximately 52.9% to 78.8% of Polaris’ basic shares of common stock outstanding. Under applicable Indian rules on takeovers, Virtusa India was required to sell within one year of the settlement of the unconditional mandatory offer its shares of common stock in Polaris in excess of 75% of the basic outstanding shares of common stock of Polaris. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public offering. The sale offer closed on December 14, 2016, and the Company received approximately $7,645 in proceeds, net of $188 in brokerage fees and taxes. In addition to these costs, the Company incurred additional costs of $409 towards professional and legal fees and expense. The Company’s ownership interest in Polaris prior to the sale offer was 78.6% of the outstanding shares of common stock, and upon the closing of the sale offer, the Company’s ownership interest decreased from 78.6% to 74.9% of Polaris’ basic shares of common stock outstanding. As of September 30, 2017 the Company has 74.4% of ownership interest on Polaris basic shares of common stock. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest, are accounted for as equity transactions.

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ ordinary shares are listed.

Under applicable Indian laws, Polaris can be delisted by the acquisition of ordinary shares of Polaris if such acquisition would result in the equity interest of Virtusa India and its affiliates in Polaris being at least equal to or higher than 90% of the total ordinary shares issued by Polaris and satisfaction of certain other applicable regulatory conditions (“Minimum Tender Condition”). Currently, Virtusa India holds approximately 74.4% of the total outstanding shares of Polaris.

The proposed delisting is subject to certain conditions, including the satisfaction of the Minimum Tender Condition, the approval of the Polaris shareholders (excluding shares held by Virtusa India) and regulatory approvals.  If consummated, the purchase of the ordinary shares of Polaris will be carried out at a price to be determined through the reverse book building process in accordance with the applicable Securities and Exchange Board of India (“SEBI”) delisting regulations.

Virtusa India and its affiliates have the right not to purchase the offered shares if the final price discovered through the above process is not acceptable to Virtusa. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest are accounted for as equity transactions.  Therefore, should the Company decide to purchase additional shares through its Indian subsidiary, it would result in a reduction of minority interest and an increase to the Company’s equity.

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and six months ended September 30, 2017, the Company recorded $41 and $68, respectively, as an accretion to the Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the six months ended September 30, 2017, the Company has paid $1,035 as cash dividend on Series A Convertible Preferred Stock. As of September 30, 2017, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(9) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at September 30, 2017:

Amount
Balance at April 1, 2017	$211,089
Goodwill arising from acquisitions	150
Foreign currency translation adjustments	(82)
Balance at September 30, 2017	$211,157

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,128. The acquisition costs and goodwill balance not deductible for tax purposes are $148,917 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014) and the Polaris acquisition.

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

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at September 30, 2017.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$83,256	$30,098	$53,158
Trademark	2.1	2,948	2,286	662
Technology	5.0	500	201	299
	10.5	$86,704	$32,585	$54,119

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(10) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 16.5% and 15.8% for the three and six months ended September 30, 2017, as compared to an effective tax rate of 10.1% and (3.4)% for the three and six months ended September 30, 2016. The Company’s reported effective tax rate is impacted by jurisdictional mix of profits and losses in which the Company operates, statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company. The Company’s aggregate income tax rate in foreign jurisdictions is lower than its income tax rate in the United States due primarily to lower rates in jurisdictions in which the Company operates and applicable tax holiday benefits of the Company, obtained primarily in India and Sri Lanka.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2017, the Company believed it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On October 31, 2016, the Company received confirmation from the

Board of Investments that it had satisfied investment criteria through March 31, 2016 and is eligible for holiday benefits. At September 30, 2017, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

In connection with the Company’s adoption of ASU 2016-09 (Stock Compensation), during the six months ended September 30, 2017, the Company has accounted on a prospective basis in the Consolidated Statements of Income (Loss) for the income tax expense or benefit for the tax effects of differences recognized on or after the effective date of the equity-based payment awards between the deduction for an award for tax purposes and the cumulative compensation costs of that award recognized for financial reporting purposes. During the three and six months ended September 30, 2017, the Company recorded a tax benefit of $872 and $1,150 in the Company’s income tax expense. The Company also presented the excess tax benefits (deficiencies) as operating activities in the Consolidated Statements of Cash Flows on a retrospective basis and prior period has been restated.

A valuation allowance is required if, based on available evidence, it is more likely than not, that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income. Net loss in the United States has decreased during the six months ended September 30, 2017 compared with the six months ended September 30, 2016. The Company has a significant deferred tax asset in the United States at September 30, 2017. We continue to monitor all positive and negative evidence related to this asset. At September 30, 2017, the Company determined that an additional valuation allowance was not required.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2017 and March 31, 2017, the total liability for unrecognized tax benefits was $7,588 and $7,612, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the six months ended September 30, 2017, the unrecognized tax benefits decreased by $24 and increased by $28 during the six months ended September 30, 2016. The decrease in unrecognized tax benefits in the six months period ending September 30, 2017 was predominantly due to the release of a prior period foreign tax position, offset by increases for incremental interest accrued on existing uncertain tax positions. The increase in unrecognized tax benefits in the six months period ending September 30, 2016 was predominantly due to increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign earnings. At September 30, 2017, the Company had $412,167 of unremitted earnings from foreign subsidiaries and approximately $174,907 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(11) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Client revenue:
United States of America	$150,765	$130,428	$290,465	$258,430
United Kingdom	47,881	39,146	90,013	76,418
Rest of World	49,528	40,515	95,041	80,712
Consolidated revenue	$248,174	$210,089	$475,519	$415,560

	September 30, 2017	March 31, 2017
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$89,769	$91,500
India	267,992	271,346
Rest of World	26,562	25,494
Consolidated long-lived assets, net	$384,323	$388,340

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Customer 1	19.6%	16.5%	18.8%	16.1%

(12) Debt

On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the “Credit Facility”). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company was required under the terms of the Credit Agreement to make quarterly principal payments on the term loan, however, the prepayment of the $81,000 from the proceeds from the Orogen Viper LLC investment (See Note 8 of the notes to our financial statements), has satisfied this obligation and no further principal payments are required. The Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 24, 2021. At September 30, 2017, the interest rate on the Credit Facility was 3.49% and there were no borrowings under the revolving credit facility.

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30,000 in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20,000 in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on September 30, 2017, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

At September 30, 2017, the Company is in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility at September 30, 2017 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	September 30, 2017	March 31, 2017
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	—	10,000
Less: deferred financing costs — current	—	(1,130)
Total	$—	$8,870

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	September 30, 2017	March 31, 2017
Term loan	$109,000	$190,000
Less:
Current maturities	—	(10,000)
Deferred financing costs, long-term	(3,843)	(3,278)
Total	$105,157	$176,722

In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

In July 2016, the Company entered into 12-month forward starting interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (collectively, “The Interest Rate Swap Agreements”). The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. As of September 30, 2017, the swaps have an aggregate notional amount of $92,500 and, with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 85% of our outstanding debt balance. The notional amount of the swaps amortizes over the three swap periods. The Interest Rate Swap Agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The unrealized gain associated with the 2016 Swap Agreement was $1,571 at September 30, 2017, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the six months ended September 30, 2017, $10,954 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2017. No amounts were due as of September 30, 2017, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(13) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic pension cost
Service cost	$733	$462	$1,100	$666
Interest cost	331	204	496	283
Expected return on plan assets	(347)	(206)	(520)	(302)
Amortization actuarial loss	77	41	116	82
Amortization past service cost	5	2	7	5
Net periodic pension cost	$799	$503	1,199	$734

The Company expects to contribute approximately $2,267 in cash to the gratuity plans during the fiscal year ending March 31, 2018. During the six months ended September 30, 2017, the Company made cash contributions of $1,637 towards the plans for the fiscal year 2018.

(14) Restructuring

During the three months ended September 30, 2017, the Company implemented certain cost saving and restructuring initiatives related to a workforce reduction. During the three months ended September 30, 2017, the Company incurred $757, primarily related to termination benefits, which have been included in selling, general and administrative expenses in the consolidated statements of income. The Company expects to incur additional restructuring costs of approximately $700 in the second half of fiscal year 2018. The Company expects to complete these initiatives by March 31, 2018.

The following table summarizes the above restructuring charges during the period ending September 30, 2017:

September 30, 2017
Balance at April 1, 2017	$—
Provisions	757
Cash Payments	313
Balance at September 30, 2017	$444

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2017	2016	2017	2016
Investment securities
Beginning balance	$280	$205	$57	$23
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $(32), $(101), $84 and $(36)	(23)	(268)	186	(175)
Reclassifications from OCI to other income, net of tax of $(40), $(67), $0 and $3	(72)	(126)	18	11
(Less) : Noncontrolling interests, net of tax $19, $35, $(22) and $10	35	67	(41)	19
Comprehensive income (loss) on investment securities, net of tax of $(53), $(133), $62 and $(23)	(60)	(327)	163	(145)
Closing Balance	$220	$(122)	$220	$(122)
Currency Translation Adjustments
Beginning balance	$(47,296)	$(49,029)	$(50,415)	$(45,211)
OCI before reclassifications	821	1,860	4,426	(3,202)
(Less): Noncontrolling interests, net of tax	340	(1,051)	(146)	193
Comprehensive income (loss) on currency translation adjustment	1,161	809	4,280	(3,009)
Closing Balance	$(46,135)	$(48,220)	$(46,135)	$(48,220)
Cash Flow Hedges
Beginning balance	$8,023	$5,733	$11,789	$3,934
OCI before reclassifications net of tax of $153, $2,138, $403, and $2,402	(22)	5,560	(42)	7,355
Reclassifications from OCI to
- Revenue, net of tax of $(1,010) $(328), $(1,907) and $(511)	(1,909)	(621)	(3,604)	(966)
- Costs of revenue, net of tax of $(594), $(267), $(1,160) and $(281)	(1,393)	(906)	(2,892)	(1,090)
- Selling, general and administrative expenses, net of tax of $(342), $(177), $(661) and $(185)	(808)	(597)	(1,649)	(710)
- Interest expenses, net of tax of $(14), $0, $(14) and $0	(21)	—	(21)	—
(Less): Noncontrolling interests, net of tax $214, $(189), $367 and $152	404	(358)	693	288
Comprehensive income (loss) on cash flow hedges, net of tax of $(1,593), $1,177, $(2,972) and $1,577	(3,749)	3,078	(7,515)	4,877
Closing Balance	$4,274	$8,811	$4,274	$8,811
Benefit plans
Beginning balance	$(1,135)	$(861)	$(1,180)	$(885)
OCI before reclassifications net of tax of $0 for all periods	$—	$247	$—	$247
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2	4	4
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—	—	1
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	27	26	53	52
- Selling, general and administrative expenses, net of tax of $0 for all periods	12	15	24	30
Other adjustments	6	2	11	(18)
(Less): Noncontrolling interests, net of tax	—	(52)	—	(52)
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	47	240	92	264
Closing Balance	$(1,088)	$(621)	$(1,088)	$(621)
Accumulated other comprehensive (loss) at September 30, 2017	$(42,729)	$(40,152)	$(42,729)	$(40,152)

(16) Subsequent Events

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ ordinary shares are listed.

Under applicable Indian laws, Polaris can be delisted by the acquisition of ordinary shares of Polaris if such acquisition would result in the equity interest of Virtusa India and its affiliates in Polaris being at least equal to or higher than 90% of the total ordinary shares issued by Polaris and satisfaction of certain other applicable regulatory conditions (“Minimum Tender Condition”). Currently, Virtusa India holds approximately 74.4% of the total outstanding shares of Polaris.

The proposed delisting is subject to certain conditions, including the satisfaction of the Minimum Tender Condition, the approval of the Polaris shareholders (excluding shares held by Virtusa India) and regulatory approvals.  If consummated, the purchase of the ordinary shares of Polaris will be carried out at a price to be determined through the reverse book building process in accordance with the applicable Securities and Exchange Board of India (“SEBI”) delisting regulations.

Virtusa India and its affiliates have the right not to purchase the offered shares if the final price discovered through the above process is not acceptable to Virtusa.

On October 20, 2017, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the Indian rupee against the U.S. dollar and U.K. pound sterling. The U.S dollar contracts have an aggregate notional amount of approximately 1,751,130 Indian rupees (approximately $26,011) and have an average settlement rate of 67.20 Indian rupees. The U.K. pound sterling contracts have an aggregate notional amount of approximately 942,915 Indian rupees (approximately £10,498) and have an average settlement rate of 89.62 Indian rupees. These contracts will expire at various dates during the 17 month period ending on March 29, 2019. The Company will be obligated to settle these contracts based upon the Reserve Bank of India published Indian rupee exchange rates. Based on the U.S. dollar to U.K. pound sterling spot rate on October 20, 2017 of $1.32, the blended weighted average Indian rupee rate associated with both the U.S. dollar and U.K. pound sterling contracts would be approximately 67.61 Indian rupees per U.S. dollar.

On October 16, 2017, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling (“GBP”) against the U.S. dollar, the Swedish Krona (“SEK”) against the U.S. dollar and the Euro against the U.S. dollar, each of which will expire on various dates during the period ending December 29, 2017. The GBP contracts have an aggregate notional amount of approximately £3,064 (approximately $4,060), the SEK contracts have an aggregate notional amount of approximately SEK 2,690 (approximately $383) and the Euro contracts have an aggregate notional amount of approximately EUR

1,442 (approximately $1,703). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.33, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.14, and the weighted average U.S. dollar settlement rate associated with the Euro contracts is approximately $1.18.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of information technology (“IT”) consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking and financial services, insurance, healthcare, communications, and media and entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as accelerated solution design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At September 30, 2017, we had 18,452 employees, or team members, inclusive of our Polaris team members.

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

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ ordinary shares are listed.

Under applicable Indian laws, Polaris can be delisted by the acquisition of ordinary shares of Polaris if such acquisition would result in the equity interest of Virtusa India and its affiliates in Polaris being at least equal to or higher than 90% of the total ordinary shares issued by Polaris and satisfaction of certain other applicable regulatory conditions (“Minimum Tender Condition”). Currently, Virtusa India holds approximately 74.40% of the total outstanding shares of Polaris.

The proposed delisting is subject to certain conditions, including the satisfaction of the Minimum Tender Condition, the approval of the Polaris shareholders (excluding shares held by Virtusa India) and regulatory approvals.  If consummated, the purchase of the ordinary shares of Polaris will be carried out at a price to be determined through the reverse book building process in accordance with the applicable SEBI delisting regulations.

Virtusa India and its affiliates have the right not to purchase the offered shares if the final price discovered through the above process is not acceptable to Virtusa. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest are accounted for as equity transactions.  Therefore, should the Company decide to purchase additional shares through its Indian subsidiary, it would result in a reduction of minority interest and an increase to the Company’s equity.

We believe, based on our preliminary estimates, that if we acquire at least 90% of the Polaris shares and complete the delisting, the delisting will be accretive to our earnings per share.

Financial overview

In the three months ended September 30, 2017, our revenue increased by 18.1% to $248.2 million, compared to $210.1 million in the three months ended September 30, 2016. In the six months ended September 30, 2017, our revenue increased by 14.4% to $475.5 million, compared to $415.6 million in the six months ended September 30, 2016.

In the three months ended September 30, 2017, net income available to Virtusa common stockholders increased by 14.5% to $3.7 million, as compared to a net income of $3.2 million in the three months ended September 30, 2016. Net income increased by 318.2% to $6.6 million in the six months ended September 30, 2017, compared to a net loss of $3.0 million in the six months ended September 30, 2016.

The increase in revenue for the three and six months ended September 30, 2017, as compared to the three and six months ended September 30, 2016, primarily resulted from:

•                  Broad based growth, particularly in our top ten clients

•                  Revenue growth primarily in banking, and media information and other (“M&I”) partially offset by a decrease in financial services and insurance revenue

•                  Revenue increases are partially offset by the depreciation in the U.K. pound sterling, which is reflected in the factors listed above

The key drivers of our increase in our net income for the three and six months ended September 30, 2017, as compared to the three and six months ended September 30, 2016, were as follows:

•                  Higher revenue, particularly in our top ten clients, including accelerated growth in banking revenue

•                  Increase in gross profit due to higher revenue, and higher gross margin driven by higher utilization; partially offset by the impact of lower margins from higher onsite effort and subcontractor costs;

•                  Decrease in operating expense as a percentage of revenue;

partially offset by

•                  Depreciation in the U.K. pound sterling (“GBP”) which impacted our U.K. based revenues when consolidating into U.S. dollar and costs of revenue when converting Indian rupee denominated costs into GBP under our transfer pricing model

•                  Increase in net income attributable to noncontrolling interest

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2017 and 2016, 98% and 82%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the six months ended September 30, 2017 and 2016, 97% and 83%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended September 30, 2017, our application outsourcing and consulting revenue represented 56% and 44%, respectively of our total revenue as compared to 58% and 42%, respectively, for the three months ended September 30, 2016. For the six months ended September 30, 2017, our application outsourcing and consulting revenue represented 57% and 43%, respectively, of our total revenue as compared to 58% and 42%, respectively, for the six months ended September 30, 2016.

In the three months ended September 30, 2017, our North America revenue increased by 18.9%, or $25.8 million, to $162.5 million, or 65.5% of total revenue, from $136.6 million, or 65.0% of total revenue in the three months ended September 30, 2016. In the six months ended September 30, 2017, our North America revenue increased by 14.3%, or $38.5 million, to $308.6 million, or 64.9% of total revenue, from $270.1 million, or 65.0% of total revenue in the six months ended September 30, 2016. The increase in revenue for the three and six months ended September 30, 2017 is primarily due to revenue growth in our banking and M&I clients, partially offset by a decrease in our financial services and insurance clients.

In the three months ended September 30, 2017, our European revenue increased by 21.3%, or $10.0 million, to $57.2 million, or 23.1% of total revenue, from $47.2 million, or 22.5% of total revenue in the three months ended September 30, 2016. In the six months ended September 30, 2017, our European revenue increased by 18.2%, or $17.0 million, to $110.6 million, or 23.3% of total revenue, from $93.6 million, or 22.5% of total revenue in the six months ended September 30, 2016. The increase in revenue for the three and six months ended September 30, 2017 is primarily due to an increase in revenue from European banking clients, partially offset by depreciation of the U.K. pound sterling.

Our gross profit increased by $12.1 million to $69.8 million for the three months ended September 30, 2017, as compared to $57.7 million in the three months ended September 30, 2016. Our gross profit increased by $21.2 million to $130.8 million for the six months ended September 30, 2017 as compared to $109.6 million in the six months ended September 30, 2016. The increase in gross profit during the three and six months ended September 30, 2017, as compared to the three and six months ended September 30, 2016, was primarily due to higher revenue and higher utilization offset by depreciation in the U.K. pound sterling. As a percentage of revenue, gross margin was 28.1% and 27.5% in the three months ended September 30, 2017 and 2016, respectively. During the six months ended September 30, 2017 and 2016, gross margin, as a percentage of revenue, was 27.5% and 26.4%, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 39% and 45% of total revenue, and revenue from time-and-materials contracts represented 61% and 55% of total revenue for the three months ended September 30, 2017 and 2016, respectively. Revenue from fixed-price contracts represented 38% and 43% of total revenue and revenue from time-and-materials contracts represented 62% and 57% for the six months ended September 30, 2017 and 2016, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2017 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2017, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition was approximately 21.2%, of which 2.5% relates to implementation of certain cost saving and restructuring initiatives. Our attrition rate at September 30, 2017 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following table presents an overview of our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		$	%
(dollars in thousands)	2017	2016	Change	Change
Revenue	$248,174	$210,089	$38,085	18.1%
Costs of revenue	178,404	152,369	26,035	17.1%
Gross profit	69,770	57,720	12,050	20.9%
Operating expenses	59,491	54,183	5,308	9.8%
Income from operations	10,279	3,537	6,742	190.6%
Other income (expense)	(1,187)	1,418	(2,605)	(183.7)%
Income before income tax expense	9,092	4,955	4,137	83.5%
Income tax expense	1,500	499	1,001	200.6%
Net income	7,592	4,456	3,136	70.4%
Less: net income attributable to noncontrolling interests, net of tax	2,824	1,242	1,582	127.4%
Net income available to Virtusa stockholders	4,768	3,214	1,554	48.4%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	—	1,087	—
Net income available to Virtusa common stockholders	$3,681	$3,214	$467	14.5%

Revenue

Revenue increased by 18.1%, or $38.1 million, from $210.1 million during the three months ended September 30, 2016 to $248.2 million in the three months ended September 30, 2017. The increase in revenue was primarily driven by revenue growth in our banking and M&I clients, partially offset by a decrease in our financial services and insurance clients and by the depreciation in the U.K. pound sterling. Revenue from North American clients in the three months ended September 30, 2017 increased by $25.8 million, or 18.9%, as compared to the three months ended September 30, 2016, primarily due to revenue growth in our banking and M&I clients, partially offset by a decrease in our financial services and insurance clients. Revenue from European clients increased by $10.0 million, or 21.3%, as compared to the three months ended September 30, 2016, primarily due to an increase in revenue from European banking clients, partially offset by the depreciation of the U.K. pound sterling. We had 198 active clients at September 30, 2017, as compared to 187 active clients at September 30, 2016.

Cost of Revenue

Costs of revenue increased from $152.4 million in the three months ended September 30, 2016 to $178.4 million in the three months ended September 30, 2017, an increase of $26.0 million, or 17.1%, which reflects a higher cost of $0.6 million due to the appreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $21.2 million. The increased costs of revenue are also due to an increase in subcontractor costs of $3.9 million and an increase in travel expenses of $1.3 million. At September 30, 2017, we had 16,787 IT professionals as compared to 15,447 at September 30, 2016.

As a percentage of revenue, cost of revenue decreased from 72.5% for the three months ended September 30, 2016 to 71.9% for three months ended September 30, 2017.

Gross Profit

Our gross profit increased by $12.1 million, or 20.9%, to $69.8 million for the three months ended September 30, 2017, as compared to $57.7 million for the three months ended September 30, 2016, primarily due to an increase in revenue and higher utilization; partially offset by lower margins from higher onsite effort, increased subcontractor costs and the depreciation of the U.K. pound sterling. As a percentage of revenue, our gross profit was 28.1% and 27.5% in the three months ended September 30, 2017 and 2016, respectively.

Operating expenses

Operating expenses increased from $54.2 million in the three months ended September 30, 2016 to $59.5 million in the three months ended September 30, 2017, an increase of $5.3 million, or 9.8%, which reflects a higher cost of $0.3 million due to the appreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $4.0 million in compensation related expenses and an increase in subcontractor costs of $1.0 million. As a percentage of revenue, our operating expenses decreased from 25.8% in the three months ended September 30, 2016 to 24.0% in the three months ended September 30, 2017, primarily due to certain acquisition and integration related expenses incurred during the three months ended September 30, 2016.

Income from operations

Income from operations increased by 190.6%, from $3.5 million in the three months ended September 30, 2016 to $10.3 million income in the three months ended September 30, 2017. As a percentage of revenue, income from operations increased from 1.7% in the three months ended September 30, 2016 to 4.1% in the three months ended September 30, 2017.

Other income (expense)

Other income (expense) decreased by $2.6 million from income of $1.4 million in the three months ended September 30, 2016 to an expense of $(1.2) million in the three months ended September 30, 2017, primarily due to foreign currency transaction losses due to the depreciation of our Indian rupee denominated intercompany note when converted into U.S. dollars.

Income tax expense

Income tax expense increased by $1.0 million, from $0.5 million in the three months ended September 30, 2016 to $1.5 million in the three months ended September 30, 2017. Our effective tax rate increased from 10.1% for the three months ended September 30, 2016 to 16.5% for the three months ended September 30, 2017. The increase in the tax expense and effective tax rate for the three months ended September 30, 2017 was primarily due to an increase in income from operations, geographical mix of profits and certain foreign currency translation losses with no corresponding tax benefit offset by stock compensation deductions.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended September 30, 2017, we recorded a noncontrolling interest of $2.8 million, representing a 25.6% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 48.4%, from $3.2 million in the three months ended September 30, 2016 to $4.8 million in the three months ended September 30, 2017 driven by higher operating income, primarily due to higher gross margin, lower operating expense as percentage of revenue and partially offset by foreign currency transaction losses.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended September 30, 2017.

Net income (loss) available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by 14.5%, from $3.2 million in the three months ended September 30, 2016 to $3.7 million in the three months ended September 30, 2017.

Six months ended September 30, 2017 compared to the six months ended September 30, 2016

The following table presents an overview of our results of operations for the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,		$	%
(dollars in thousands)	2017	2016	Change	Change
Revenue	$475,519	$415,560	$59,959	14.4%
Costs of revenue	344,683	305,929	38,754	12.7%
Gross profit	130,836	109,631	21,205	19.3%
Operating expenses	114,487	107,943	6,544	6.1%
Income from operations	16,349	1,688	14,661	868.5%
Other expense	(1,812)	(2,707)	895	33.1%
Income (loss) before income tax expense	14,537	(1,019)	15,556	1,526.6%
Income tax expense	2,298	35	2,263	6,465.7%
Net income (loss)	12,239	(1,054)	13,293	1,261.2%
Less: net income attributable to noncontrolling interests, net of tax	3,813	1,988	1,825	91.8%
Net income (loss) available to Virtusa stockholders	8,426	(3,042)	11,468	377.0%
Less: Series A Convertible Preferred Stock dividends and accretion	1,788	—	1,788	—
Net income (loss) available to Virtusa common stockholders	$6,638	$(3,042)	$9,680	318.2%

Revenue

Revenue increased by 14.4%, or $60.0 million, from $415.6 million during the six months ended September 30, 2016 to $475.5 million in the six months ended September 30, 2017. The increase in revenue was primarily driven by revenue growth in our banking and M&I clients, partially offset by a decrease in our financial services and insurance clients and by the depreciation in the U.K. pound sterling. Revenue from North American clients in the six months ended September 30, 2017 increased by $38.5 million, or 14.3%, as compared to the six months ended September 30, 2016, primarily due to revenue growth in our banking and M&I clients, partially offset by a decrease in our financial services and insurance clients. Revenue from European clients increased by $17.0 million, or 18.2%, as compared to the six months ended September 30, 2016, primarily due to an increase in revenue from European banking clients, partially offset by the depreciation of the U.K. pound sterling. We had 198 active clients at September 30, 2017, as compared to 187 active clients at September 30, 2016.

Cost of Revenue

Costs of revenue increased from $305.9 million in the six months ended September 30, 2016 to $344.7 million in the six months ended September 30, 2017, an increase of $38.8 million, or 12.7%, which reflects a higher cost of $0.3 million due to the appreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $28.0 million. The increased costs of revenue are also due to an increase in subcontractor costs of $8.9 million and an increase in travel expenses of $2.2 million. At September 30, 2017, we had 16,787 IT professionals as compared to 15,447 at September 30, 2016.

As a percentage of revenue, cost of revenue decreased from 73.6% for the six months ended September 30, 2016 to 72.5% for six months ended September 30, 2017.

Gross Profit

Our gross profit increased by $21.2 million, or 19.3%, to $130.8 million for the six months ended September 30, 2017, as compared to $109.6 million for the six months ended September 30, 2016, primarily due to an increase in revenue and higher utilization; partially offset by lower margins from higher onsite effort, increased subcontractor costs, depreciation of the U.K. pound sterling and higher utilization. As a percentage of revenue, our gross profit was 27.5% and 26.4% in the six months ended September 30, 2017 and 2016, respectively.

Operating expenses

Operating expenses increased from $107.9 million in the six months ended September 30, 2016 to $114.5 million in the six months ended September 30, 2017, an increase of $6.5 million, or 6.1%, which reflects a higher cost of $0.2 million due to the appreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $5.7 million in compensation related expenses and an increase in facilities expense of $0.3 million. As a percentage of revenue, our operating expenses decreased from 26.0% in the six months ended September 30, 2016 to 24.1% in the six months ended September 30, 2017, primarily due to certain acquisition and integration related expense incurred during the six months ended September 30, 2016.

Income from operations

Income from operations increased by 868.5%, from a $1.7 million in the six months ended September 30, 2016 to $16.3 million income in the six months ended September 30, 2017. As a percentage of revenue, income from operations increased from 0.4% in the six months ended September 30, 2016 to 3.4% in the six months ended September 30, 2017.

Other expense

Other expense decreased by $0.9 million from $2.7 million in the six months ended September 30, 2016 to $1.8 million in the six months ended September 30, 2017, primarily due to a decrease in interest expense.

Income tax expense

Income tax expense increased by $2.2 million from $0.1 million in the six months ended September 30, 2016 to $2.3 million in the six months ended September 30, 2017. Our effective tax rate increased from a tax benefit of (3.4)% for the six months ended September 30, 2016 to a tax expense of 15.8% for the six months ended September 30, 2017. The increase in the tax expense and effective tax rate for the six months ended September 30, 2017 was primarily due to an increase in income from operations, change in geographical mix of profits and certain foreign currency translation losses with no corresponding tax benefit offset by stock compensation deductions.

Noncontrolling interests

In connection with the Polaris acquisition, for the six months ended September 30, 2017, we recorded a noncontrolling interest of $3.8 million, representing a 25.6% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 377.0%, from a net loss of $(3.0) million in the six months ended September 30, 2016 to a net income of $8.4 million in the six months ended September 30, 2017 driven by higher operating income primarily due to higher gross margin and lower operating expense as percentage of revenue.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $1.8 million at a rate of 3.875% per annum during the six months ended September 30, 2017.

Net income (loss) available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by 318.2%, from a net loss of $(3.0) million in the six months ended September 30, 2016 to a net income of $6.6 million in the six months ended September 30, 2017.

Non-GAAP Measures

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

We consider the total measure of cash, cash equivalents, short-term and long-term investments to be an important indicator of our overall liquidity. All of our investments are classified as available-for-sale, including our long-term investments which consist of fixed income securities, including government agency bonds and municipal and corporate bonds, which meet the credit rating and diversification requirements of our investment policy as approved by our audit committee and board of directors.

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

•                  We present the following consolidated statements of income (loss) measures that exclude, when applicable, acquisition-related charges, restructuring charges, stock-based compensation expense, foreign currency transaction gains and losses and the tax impact of dividends received from foreign subsidiaries to provide further insights into the comparison of our operating results among the periods:

•                  Non-GAAP income from operations: income (loss) from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense, and acquisition-related charges and restructuring charges

•                  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

•                  Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, the tax impact of the above items, and the tax impact of dividends received from foreign subsidiaries

•                  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, the tax impact of the above items, and the per share tax impact of dividends received from foreign subsidiaries. Non-GAAP diluted earnings per share is also subject to dilutive and anti-dilutive requirements of the if-converted method related to our Series A Convertible Preferred Stock that could result in a difference between GAAP to non-GAAP diluted weighted average shares outstanding.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
GAAP income (loss) from operation	$10,279	$3,537	$16,349	$1,688
Add: Stock-based compensation expense	6,142	6,142	10,930	12,275
Add: Acquisition-related charges and restructuring charges (1)	3,351	3,247	5,860	6,672
Non-GAAP income from operations	$19,772	$12,926	$33,139	$20,635
GAAP operating margin	4.1%	1.7%	3.4%	0.4%
Effect of above adjustments to income from operations	3.9%	4.5%	3.6%	4.6%
Non-GAAP operating margin	8.0%	6.2%	7.0%	5.0%
GAAP net income (loss) available to Virtusa common stockholders	$3,681	$3,214	$6,638	$(3,042)
Add: Stock-based compensation expense	6,142	6,142	10,930	12,275
Add: Acquisition-related charges and restructuring charges (1)	3,351	3,247	5,860	6,672
Add: Foreign currency transaction (gains) losses (2)	1,480	(2,030)	1,557	1,550
Tax adjustments (3)	(4,066)	(1,802)	(6,588)	(3,199)
Less: Noncontrolling interest, net of tax (4)	(313)	(357)	(679)	(556)
Non-GAAP net income available to Virtusa common stockholders	$10,275	$8,414	$17,718	$13,700
GAAP diluted earnings (loss) per share (6)	$0.12	$0.11	$0.22	$(0.10)
Effect of stock-based compensation expense (7)	0.19	0.19	0.35	0.40
Effect of acquisition-related charges and restructuring charges (1) (7)	0.10	0.11	0.18	0.22
Effect of foreign currency transaction (gains) losses (2) (7)	0.05	(0.07)	0.05	0.05
Tax adjustments (3) (7)	(0.13)	(0.06)	(0.21)	(0.10)
Effect of noncontrolling interest (4) (7)	(0.01)	(0.01)	(0.02)	(0.02)
Effect of dividend on Series A Convertible Preferred Stock (6) (7)	0.03	—	0.03	—
Non-GAAP diluted earnings per share (5) (7)	0.35	0.27	0.60	0.45

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Amortization of intangibles	$2,594	$2,373	$5,103	$4,743
Acquisition and integration costs	—	874	—	1,929
Restructuring charges	757	—	757	—
Total	$3,351	$3,247	$5,860	$6,672

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

(4)                                 Noncontrolling interest represents the minority shareholders interest of Polaris

(5)                                 Non-GAAP diluted earnings per share is subject to rounding

(6)                                 During the three and six months ended September 30, 2017, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 and 2,456,044, respectively,  were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using if-converted method to calculate the non-GAAP diluted earnings per share for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Non-GAAP net income available to Virtusa common stockholders	$10,275	$8,414	$17,718	$13,700
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,087	—	1,087	—
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$11,362	$8,414	$18,805	$13,700

GAAP dilutive weighted average shares outstanding	29,820,581	30,130,209	30,035,865	29,551,233
Add: Series A Convertible Preferred Stock as converted	3,000,000	—	1,500,000	—
Non-GAAP dilutive weighted average shares outstanding	32,820,581	30,130,209	31,535,865	29,551,233

(7)                                 To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of Series A Convertible Preferred Stock.

During the three months ended September 30, 2017, we implemented certain cost saving and restructuring initiatives. During the three months ended September 30, 2017, the Company incurred costs of $0.8 million primarily related to termination benefits, out of which we paid $0.3 million during the three months ended September 30, 2017. In addition, the Company expects to incur additional restructuring costs of approximately $0.7 million in the second half of fiscal year 2018.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. The shares purchased consist of voting Series A Preferred Stock and a separate class of non-voting Series A-1 Preferred Stock, the latter of which automatically converted into shares of voting Series A Preferred Stock on a one-to-one basis upon the expiration or termination of the applicable waiting period (which occurred in May 2017) under the Hart-Scott-Rodino Antitrust Improvements Act. In connection with the investment, we repaid $81 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30 million of our common stock. During the six months ended September 30, 2017, we repurchased $30 million of our common stock.

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

The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Facility, of not more than 3.00 to 1.00 for the second year of the Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30.0 million in unrestricted cash, cash equivalents and certain permitted investments under the Credit Facility held in bank deposits in the U.S., and $20.0 million in unrestricted cash and certain permitted investments under the Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on September 30, 2017, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

As of September 30, 2017, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the revolving credit facility as of September 30, 2017 and through the date of this filing.

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ ordinary shares are listed.

Under applicable Indian laws, Polaris can be delisted by the acquisition of ordinary shares of Polaris if such acquisition would result in the equity interest of Virtusa India and its affiliates in Polaris being at least equal to or higher than 90% of the total ordinary shares issued by Polaris and satisfaction of certain other applicable regulatory conditions (“Minimum Tender Condition”). Currently, Virtusa India holds approximately 74.40% of the total outstanding shares of Polaris.

The proposed delisting is subject to certain conditions, including the satisfaction of the Minimum Tender Condition, the approval of the Polaris shareholders (excluding shares held by Virtusa India) and regulatory approvals.  If consummated, the purchase of the ordinary shares of Polaris will be carried out at a price to be determined through the reverse book building process in accordance with the applicable Securities and Exchange Board of India (“SEBI”)  delisting regulations.

Virtusa India and its affiliates have the right not to purchase the offered shares if the final price discovered through the above process is not acceptable to Virtusa. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest are accounted for as equity transactions.  Therefore, should the Company decide to purchase additional shares through its Indian subsidiary, it would result in a reduction of minority interest and an increase to the Company’s equity.

We believe, based on our preliminary estimates, that if we acquire at least 90% of the Polaris shares and complete the delisting, the delisting will be accretive to our earnings per share.

In July 2016, we entered into 12-month forward starting interest rate swap transactions to mitigate our interest rate risk on our variable rate debt (collectively, “The Interest Rate Swap Agreements”). Our objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. We will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The notional amount of the swaps amortizes over the three swap periods. The swaps have an aggregate notional amount of $92.5 million and with the pre-payment of $81 million of principal on our existing debt, hedge approximately 85% of our outstanding debt balance as of September, 30, 2017. The notional amount of the swaps amortizes over the three swap periods. The Interest Rate Swap Agreements require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of September 30, 2017, we were in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $1.6 million as of September 30, 2017, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

At September 30, 2017, a significant portion of our cash, cash equivalents, short-term and long-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax less applicable foreign tax credits.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2017, we sold $11.0 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2017. No amounts were due under the financing agreement at September 30, 2017, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$29,832	$10,958
Net cash (used in) provided by investing activities	(9,407)	96,023
Net cash used in financing activities	(4,831)	(97,438)
Effect of exchange rate changes on cash	1,755	368
Net increase in cash and cash equivalents	17,349	9,911
Cash and cash equivalents, beginning of period	144,908	148,986
Cash and cash equivalents, end of period	$162,257	$158,897

Operating activities

Net cash provided by operating activities increased in the six months ended September 30, 2017 compared to the six months ended September 30, 2016, primarily driven by an increase in net income during the six months ended September 30, 2017 compared to the six months ended September 30, 2016.

Investing activities

Net cash (used in) provided by investing activities decreased in the six months ended September 30, 2017 compared to six months ended September 30, 2016. The decrease in net cash (used in) provided by investing activities is primarily due to the decrease in restricted cash related to the Polaris mandatory offering during the six months ended September 30, 2016.

Financing activities

Net cash used in financing activities decreased in the six months ended September 30, 2017 compared to six months ended September 30, 2016. The decrease in net cash used in financing activities is primarily due to the acquisition of noncontrolling interest during the six months ended September 30, 2016. During the six months ended September 30, 2017, the proceeds from issuance of Series A Convertible Preferred Stock is offset by the principal payment of our debt and repurchase of our common stock.

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

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We plan to adopt the standard using the modified retrospective method when it becomes effective in our first quarter of fiscal 2019.  Our project team is finalizing its review of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard. We are also in the process of identifying and implementing changes to our processes to meet the reporting and disclosure requirements.  Overall, we believe that its implementation efforts are progressing as planned to allow a timely implementation.

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

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation—Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. We adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

•                  We prospectively recognized tax benefits of $0.9 million and $1.1 million in the income tax expense line item of our consolidated statements of income (loss) in the three and six months ended September 30, 2017 related to excess tax benefits on stock options;

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact our presentation of cash and cash equivalents. As of September 30, 2017 and March 31, 2017, our restricted cash was $1.0 million and $0.2 million, respectively.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in

Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. The Company is currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the six months ended September 30, 2017 to such risks or to our management of such risks except for the additional factors noted below.

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

We have two 18 month rolling programs comprised of a series foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at September 30, 2017 was $117.8 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

At September 30, 2017, we had $254.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended September 30, 2017, we withheld an aggregate of 28,087 shares of restricted stock at a price of $36.14 per share.

On May 3, 2017, our board of directors authorized a share repurchase program of up to $30 million of shares of our common stock on or prior to May 3, 2018. A summary of our stock repurchase activity under this program for the three months ended September 30, 2017 is set forth in the table below:

Issuer Purchases of Equity Securities

Period:	Total Number of Shares Purchased (#)	Average Price Paid per Share ($)(1)	Total Number of Shares Purchased as Part of Publicly Announced Program (#)	Remaining Dollar Value that may yet be Purchased Under Our Program ($)
July 2017	—	$—	—	$2,704,311
August 2017	—	—	—	2,704,311
September 2017	75,590	35.45	75,590	25,506
Total	75,590	$35.45	75,590	$25,506

(1)         Excludes applicable commissions.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description

10.1*		Lease by and between the Registrant and 132 Turnpike Road LLC dated as of October 23, 2017

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

99.1+

Amended and Restated Executive Agreement by and between the Company and Samir Dhir dated as of August 1, 2017 (previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on August 8, 2017 and incorporated by reference herein).

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the SEC on November 8, 2017, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2017 (Unaudited) and March 31, 2017
	(ii)	Consolidated Statements of Income (loss) for the Three and Six Months Ended September 30, 2017 and September 30, 2016 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three and Six Months Ended September 30, 2017 and September 30, 2016 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2017 and September 30, 2016 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: November 8, 2017	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)