Form 10-Q
period 2017-12-31
VIRTUSA CORP
filed 2018-02-08
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 05 2018:

Class	Number of Shares
Common Stock, par value $.01 per share	29,429,643

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2017	March 31, 2017
Assets
Current assets:
Cash and cash equivalents	$226,718	$144,908
Short-term investments	66,539	72,028
Accounts receivable, net of allowance of $3,063 and $1,805 at December 31, 2017 and March 31, 2017, respectively	138,294	135,453
Unbilled accounts receivable	67,196	66,122
Prepaid expenses	32,420	32,751
Restricted cash	265	174
Other current assets	23,641	28,806
Total current assets	555,073	480,242
Property and equipment, net	120,395	118,890
Investments accounted for using equity method	1,645	1,708
Long-term investments	10,676	20,057
Deferred income taxes	26,774	23,093
Goodwill	214,265	211,089
Intangible assets, net	52,215	58,361
Other long-term assets	12,514	9,980
Total assets	$993,557	$923,420
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,069	$20,514
Accrued employee compensation and benefits	55,684	52,582
Deferred revenue	9,914	7,479
Accrued expenses and other	39,261	33,251
Current portion of long-term debt	—	8,870
Income taxes payable	4,008	3,066
Total current liabilities	130,936	125,762
Deferred income taxes	23,155	26,682
Long-term debt, less current portion	130,439	176,722
Long-term liabilities	23,244	9,238
Total liabilities	307,774	338,404
Commitments and contingencies	—	—
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at December 31, 2017; no shares authorized or issued at March 31, 2017; redemption amount and liquidation preference of $108,000 and $0 at December 31, 2017 and March 31, 2017, respectively	106,955	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at December 31, 2017 and March 31, 2017; zero shares issued and outstanding at December 31, 2017 and March 31, 2017	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at December 31, 2017 and March 31, 2017; issued 32,223,386 and 31,762,214 shares at December 31, 2017 and March 31, 2017, respectively; outstanding 29,343,387 and 29,905,511 shares at December 31, 2017 and March 31, 2017, respectively	322	318
Treasury stock, 2,879,999 and 1,856,703 common shares, at cost, at December 31, 2017 and March 31, 2017, respectively	(39,652)	(9,652)
Additional paid-in capital	326,663	305,387
Retained earnings	236,224	240,728
Accumulated other comprehensive loss	(39,951)	(39,749)
Total Virtusa stockholders’ equity	483,606	497,032
Noncontrolling interest in subsidiaries	95,222	87,984
Total equity	578,828	585,016
Total liabilities and stockholders’ equity	$993,557	$923,420

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue	$263,809	$217,209	739,328	$632,769
Costs of revenue	183,420	154,847	528,103	460,776
Gross profit	80,389	62,362	211,225	171,993
Operating expenses:
Selling, general and administrative expenses	66,726	55,904	181,213	163,846
Income from operations	13,663	6,458	30,012	8,147
Other income (expense):
Interest income	1,080	1,021	3,012	3,050
Interest expense	(1,305)	(1,920)	(4,376)	(5,657)
Foreign currency transaction gains (losses)	2,576	(1,252)	1,019	(2,802)
Other, net	492	(180)	1,376	371
Total other income (expense)	2,843	(2,331)	1,031	(5,038)
Income before income tax expense	16,506	4,127	31,043	3,109
Income tax expense (benefit)	24,427	(1,414)	26,725	(1,378)
Net income (loss)	$(7,921)	$5,541	$4,318	$4,487
Less: net income attributable to noncontrolling interests, net of tax	2,134	1,106	5,947	3,094
Net income (loss) available to Virtusa stockholders	$(10,055)	$4,435	$(1,629)	$1,393
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	—	2,875	—
Net income (loss) available to Virtusa common stockholders	(11,142)	4,435	(4,504)	1,393

Basic earnings (loss) per share available to Virtusa common stockholders	$(0.38)	$0.15	$(0.15)	$0.05
Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.38)	$0.15	$(0.15)	$0.05

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net income (loss)	$(7,921)	$5,541	$4,318	$4,487
Other comprehensive income (loss):
Foreign currency translation adjustments	$4,641	$(8,876)	$9,068	$(12,079)
Pension plan adjustment	31	42	123	358
Unrealized gain (loss) on available-for-sale securities, net of tax	8	49	212	(115)
Unrealized gain (loss) on effective cash flow hedges, net of tax	(106)	145	(8,314)	4,734
Other comprehensive income (loss)	$4,574	$(8,640)	$1,089	$(7,102)
Comprehensive income (loss)	$(3,347)	$(3,099)	$5,407	$(2,615)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	3,930	(856)	7,238	684
Comprehensive loss available to Virtusa stockholders	$(7,277)	$(2,243)	$(1,831)	$(3,299)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,318	$4,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,711	19,185
Share-based compensation expense	20,048	17,023
Provision for doubtful accounts	1,025	702
Gain on disposal of property and equipment	(40)	(388)
Foreign currency transaction (gains) losses, net	(1,019)	2,802
Amortization of discounts and premiums on investments	258	807
Amortization of debt issuance cost	847	847
Deferred income taxes, net	5,219	454
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(6,754)	(3,669)
Prepaid expenses and other current assets	(3,860)	(4,422)
Other long-term assets	(2,760)	10,753
Accounts payable	(352)	7,356
Accrued employee compensation and benefits	2,167	(12,104)
Accrued expenses and other current liabilities	6,855	1,033
Income taxes payable	(4,300)	(14,593)
Other long-term liabilities	11,818	(5,459)
Net cash provided by operating activities	54,181	24,814
Cash flows from investing activities:
Proceeds from sale of property and equipment	217	2,536
Purchase of short-term investments	(88,033)	(100,131)
Proceeds from sale or maturity of short-term investments	118,614	99,888
Purchase of long-term investments	(16,772)	(28,984)
Proceeds from sale or maturity of long-term investments	1,606	7,116
(Increase) decrease in restricted cash	(119)	92,651
Business acquisition, net of cash acquired	(600)	(3,460)
Purchase of property and equipment	(11,242)	(10,947)
Net cash provided by investing activities	3,671	58,669
Cash flows from financing activities:
Proceeds from exercise of common stock options	3,351	816
Proceeds from exercise of subsidiary stock options	636	357
Payment of debt	(81,000)	(7,500)
Payments of withholding taxes related to net share settlements of restricted stock	(2,753)	(3,803)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	106,846	—
Repurchase of common stock	(30,000)	—
Payment of contingent consideration related to acquisitions	—	(830)
Acquisition of noncontrolling interest	—	(89,147)
Payment of other noncontrolling interest	—	(50)
Borrowings on revolving credit facility	25,000	—
Proceeds from subsidiary stock sale	—	7,236
Principal payments on capital lease obligation	(161)	(118)
Payment of dividend on Series A Convertible Preferred Stock	(2,081)	—
Net cash provided by (used in) financing activities	19,838	(93,039)
Effect of exchange rate changes on cash and cash equivalents	4,120	(5,552)
Net increase (decrease) in cash and cash equivalents	81,810	(15,108)
Cash and cash equivalents, beginning of period	144,908	148,986
Cash and cash equivalents, end of period	$226,718	$133,878

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

The consolidated financial statements reflect the accounts of the Company and its direct and indirect subsidiaries: Virtusa Consulting Services Private Limited, Virtusa Software Services Private Limited, Virtusa Technologies (India) Private Limited, Polaris Consulting & Services Limited and Optimus Global Services Limited, each organized and located in India; Virtusa (Private) Limited, organized and located in Sri Lanka; Virtusa UK Limited and Polaris Consulting & Services Limited, each organized and located in the United Kingdom; Virtusa US LLC, Virtusa Securities Corporation, a Massachusetts securities corporation and Apparatus, Inc. organized and located in Indiana, each organized and located in the United States; Virtusa International, B.V., Virtusa C.V., Virtusa

Netherlands Cooperatief U.A. and Polaris Consulting & Services B.V., each organized and located in the Netherlands; Virtusa Hungary Kft. and Polaris Consulting & Services, Kft., each organized and located in Hungary; Virtusa Germany GmbH and Polaris Consulting & Services GmbH, each organized and located in Germany; Virtusa Switzerland GmbH and Polaris Consulting & Services SA, each organized and located in Switzerland; Virtusa Singapore Private Limited and Polaris Consulting & Services Pte Limited, each organized and located in Singapore; Virtusa Malaysia Private Limited Company and Polaris Consulting & Services, SND BHD, each organized and located in Malaysia; Virtusa Austria GmbH, organized and located in Austria; Virtusa Philippines Inc., organized and located in the Philippines; TradeTech Consulting Scandinavia AB, organized and located in Sweden; Virtusa Canada, Inc. and Polaris Consulting & Services Inc, each organized and located in Canada; Polaris Consulting & Services Ireland Limited, organized and located in Ireland; Polaris Consulting & Services Japan K.K., organized and located in Japan; Polaris Consulting & Services Pty Ltd., organized and located in Australia; Polaris Consulting & Services FZ-LLC, organized and located in United Arab Emirates; and Polaris Software Lab (Shanghai) Limited, organized and located in China. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value of Financial Instruments

At December 31, 2017 and March 31, 2017, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.

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

The Company’s project team is finalizing its review of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard including costs to obtain and fulfill a contract. The Company is also in the process of identifying and implementing changes to the Company’s processes to meet the reporting and disclosure requirements. The Company currently records approximately 86% of its annual revenue on a time-and-material (60%) or retainer-billing basis (26%), with the remaining 14% recorded under either a percentage of completion or proportional performance methods of accounting using an inputs methodology for fixed price projects.  For the Company’s revenue recorded under the time-and-material or retainer billings methods of accounting, the Company does not expect this new standard to change the timing or the amount of revenue that is currently recorded.  The Company is currently evaluating the revenue recorded under its fixed price percentage of completion and proportional performance projects to determine if the manner or timing of revenue recognition would change for existing projects.  The Company generally expects to continue to recognize revenue over time based on the measured progress of satisfaction of the performance obligations for its fixed price projects, which is consistent with the Company’s current method.  Overall, the Company believes that its implementation efforts are progressing as planned to allow a timely implementation.

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

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation- Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

•                  The Company prospectively recognized tax expenses of $23 and tax benefits of $1,127 in the income tax expense line item of its consolidated statements of income in the three and nine months ended December 31, 2017, respectively, related to excess tax benefits on stock options;

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact the Company’s presentation of cash and cash equivalents. As of December 31, 2017 and March 31, 2017, the Company’s restricted cash was $300 and $178, respectively.

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

In March 2017, FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities that are held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which would be amortized to maturity. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018, which for us is the first quarter ending December 31, 2019. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

(3) Earnings (Loss) per Share

Basic earnings (loss) per share available to Virtusa common stock holders (“EPS”) is computed by dividing net income (loss), less any dividends and accretion of issuance cost on the Series A Convertible Preferred Stock by the weighted average number of shares of common stock outstanding for the period. In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of restricted stock units, unvested restricted stock and stock options along with the conversion of the Series A Convertible Preferred Stock to common stock. The following table sets forth the computation of basic and diluted EPS for the periods set forth below:

The components of basic earnings (loss) per share are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to Virtusa stockholders	$(10,055)	$4,435	$(1,629)	$1,393
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	—	2,875	—
Net income (loss) available to Virtusa common stockholders	(11,142)	4,435	(4,504)	1,393
Denominator:
Basic weighted average common shares outstanding	29,295,730	29,704,526	29,387,977	29,602,331

Basic earnings (loss) per share available to Virtusa common stockholders	$(0.38)	$0.15	$(0.15)	$0.05

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income (loss) available to Virtusa common stockholders	$(11,142)	$4,435	$(4,504)	$1,393
Add: Series A Convertible Preferred Stock dividends and accretion	—	—	—	—
Net income (loss) available to Virtusa common stockholders	(11,142)	4,435	(4,504)	1,393
Denominator:
Basic weighted average common shares outstanding	29,295,730	29,704,526	29,387,977	29,602,331
Dilutive effect of Series A Convertible Preferred Stock	—	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	447,064	—	519,414
Dilutive effect of stock appreciation rights	—	—	—	7,633
Weighted average shares-diluted	29,295,730	30,151,590	29,387,977	30,129,378

Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.38)	$0.15	$(0.15)	$0.05

During the three months ended December 31, 2017 and 2016, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 743,949 and 649,414 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive. For the three months ended December 31, 2017, the 3,000,000 weighted average shares of the Series A Convertible Preferred Stock, on an as converted basis, were excluded from diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

During the nine months ended December 31, 2017 and 2016, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 764,154 and 466,936 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended December 31, 2017, the 2,637,363 weighted average shares of the Series A Convertible Preferred Stock, on an as converted basis, were excluded from diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At December 31, 2017 and March 31, 2017, all of the Company’s investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our financial statements for a discussion of the fair value of the Company’s other financial instruments.).

The following is a summary of investment securities at December 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$20,129	$—	$(58)	20,071
Non-current	8,816	—	(46)	8,770
Preference shares: Non-current	1,771	—	(84)	1,687
Agency and short-term notes:
Current	801	—	(3)	798
Mutual funds:
Current	24,640	443	—	25,083
Equity Shares/ Options:
Non-current	15	204	—	219
Time deposits:
Current	20,587	—	—	20,587
Total available-for-sale securities	$76,759	$647	$(191)	$77,215

The following is a summary of investment securities at March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$36,722	$7	$(55)	$36,674
Non-current	17,511	3	(48)	17,466
Preference shares:
Current	1,633	—	(75)	1,558
Non-current	1,829	—	(101)	1,728
Agency and short-term notes:
Current	1,816	—	(3)	1,813
Non-current	803	—	(3)	800
Mutual funds:
Current	17,934	371	—	18,305
Commercial paper:
Current	2,993	—	—	2,993
Equity Shares/ Options:
Non-current	17	46		63
Time deposits:
Current	10,685	—	—	10,685
Total available-for-sale securities	$91,943	$427	$(285)	$92,085

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2017 and March 31, 2017 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Proceeds from sales of available-for-sale investment securities	$57,391	$24,249	$120,220	$107,004
Gross gains	$241	$107	$916	$850
Gross losses	(36)	—	(127)	—
Net realized gains on sales of available-for-sale investment securities	$205	$107	$789	$850

(5) Fair Value of Financial Instruments

The Company uses a framework for measuring fair value under U.S. generally accepted accounting principles and enhanced disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company’s financial assets and liabilities reflected in the consolidated financial statements at carrying value include marketable securities and other financial instruments which approximate fair value. Fair value for marketable securities is determined using a market approach based on quoted market prices at period end in active markets. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$66,539	$—	$66,539
Available-for-sales securities—non-current	—	10,676	—	10,676
Foreign currency derivative contracts	—	5,488	—	5,488
Interest Rate Swap Contracts	—	2,030	—	2,030
Total assets	$—	$84,733	$—	$84,733
Liabilities:
Foreign currency derivative contracts	$—	$110	$—	110
Contingent consideration	—	—	100	100
Total liabilities	$—	$110	$100	$210

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$72,028	$—	$72,028
Available-for-sales securities—non-current	—	20,057	—	20,057
Foreign currency derivative contracts	—	16,431	—	16,431
Interest Rate Swap Contracts	—	1,842	—	1,842
Total assets	$—	$110,358	$—	$110,358
Liabilities:
Foreign currency derivative contracts	$—	$—	$—	—
Interest Rate Swap Contracts	—	—	—	—
Total liabilities	$—	$—	$—	$—

The Company determines the fair value of the contingent consideration related to the Company’s acquisition of a small consulting company based on the probability of attaining a specific contract renewal target. See Note 7 of the notes to our financial statements included herein for a description of this acquisition. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities at December 31, 2017.

Level 3 Liabilities
Balance at April 1, 2017	$—
Contingent consideration arising from acquisition (See Note 7)	100
Payments made during the period	—
Balance at December 31, 2017	$100

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

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with six counterparties as of December 31, 2017.

The Company’s agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of December 31, 2017, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2017, it could have been required to settle its obligations under these agreements at amounts which approximate the December 31, 2017 fair values reflected in the table below. During the three months ended December 31, 2017, the Company was not in default of any of its derivative obligations.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the nine months ended December 31, 2017 and 2016.

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $118,195 and $153,435 at December 31, 2017 and March 31, 2017, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months were $5,256 at December 31, 2017. At December 31, 2017, the maximum outstanding term of any derivative instrument was 15 months.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Existing Credit Agreement (see note 12 to the Consolidated financial statements), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate notional amount of $91,300 and, with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 85% of the Company’s outstanding debt balance as of December 31, 2017. The notional amount of the swaps amortizes over the remaining swap periods. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if the Company is in default under the Existing Credit Agreement, or any agreement that amends or replaces the Existing Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the Existing Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Existing Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Existing Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2017, the Company was in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreements was $2,030 and $1,842 at December 31, 2017 and March 31, 2017, respectively, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2017 and March 31, 2017:

Derivatives designated as hedging instruments

	December 31, 2017	March 31, 2017
Foreign currency exchange contracts:
Other current assets	$5,366	$15,544
Other long-term assets	$122	$887
Accrued expenses and other	$110	$—
Long-term liabilities	$—	$—

	December 31, 2017	March 31, 2017
Interest rate swap contracts:
Other long-term assets	$2,030	$1,842

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2017 and 2016:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)
Derivatives Designated as Cash Flow Hedging Relationships	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Foreign currency exchange contracts	$4,211	$1,947	$4,811	$11,807
Interest rate swaps	$518	$1,826	$281	$1,723

Location of Gain Reclassified from AOCI into Income (Effective Portion)	Amount of Gain Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenue	$2,334	$932	$7,846	$2,409
Costs of revenue	$1,432	$1,505	$5,484	$2,877
Operating expenses	$750	$877	$3,060	$1,722
Interest expense	$59	$—	$93	$—

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instrument	Location of Gain or (Loss) Recognized in Income on Derivatives	Three Months Ended December 31,		Nine Months Ended December 31,
		2017	2016	2017	2016
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$—	$—	$—	$(180)
	Revenue	$216	$(94)	$(120)	$(10)
	Costs of revenue	$(177)	$(11)	$55	$(50)
	Selling, general and administrative expenses	$(94)	$(42)	$(41)	$(55)

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

Upon the closing of the mandatory offering, Virtusa’s ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris’ fully diluted shares of common stock outstanding, and from approximately 52.9% to 78.8% of Polaris’ basic shares of common stock outstanding. Under applicable Indian rules on takeovers, Virtusa India was required to sell within one year of the settlement of the unconditional mandatory offer its shares of common stock in Polaris in excess of 75% of the basic outstanding shares of common stock of Polaris. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, the Company sold 3.7% of its shares of Polaris common stock through a public offering. The sale offer closed on December 14, 2016, and the Company received approximately $7,645 in proceeds, net of $188 in brokerage fees and taxes. In addition to these costs, the Company incurred additional costs of $409 towards professional and legal fees and expense. The Company’s ownership interest in Polaris prior to the sale offer was 78.6% of the outstanding shares of common stock, and upon the closing of the sale offer, the Company’s ownership interest decreased from 78.6% to 74.9% of Polaris’ basic shares of common stock outstanding. As of December 31, 2017 the Company has 74.2% of ownership interest on Polaris basic shares of common stock.

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ common shares are listed. In December 2017, the Company drew down $25,000 from its existing revolving credit facility to prepare to meet the minimum escrow requirements in accordance with the applicable SEBI delisting regulations. In addition, In January 2018, the Company funded the minimum escrow requirements of approximately $96,285 for the delisting offer towards the purchase of up to 26,416,725 shares, comprised of a combination of cash and bank guarantee.

On February 5, 2018, Virtusa India closed its delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in a discovered price of INR 480 per share. On February 8, 2018, Virtusa India accepted the discovered price of INR 480 per share (the “Exit Price”) which will be offered to all Polaris public shareholders. Upon settlement by Virtusa India of an amount of approximately $145,000, exclusive of transaction and closing costs, for the Polaris shares tendered during the delisting process at the Exit Price, the shareholding of Virtusa India shall increase from approximately 74% to at least 93% of the share capital of Polaris. Upon closing of the transaction and receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. The public shareholders of Polaris who have yet to tender their shares to Virtusa India may offer their shares for sale to Virtusa India at the Exit Price for a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed.

In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest are accounted for as equity transactions. Therefore, the purchase of additional shares of Polaris through its Indian subsidiary, would result in a reduction of minority interest and an increase to the Company’s equity. In connection with the Polaris delisting, on February 6, 2018 the Company entered into an amended and restated credit agreement (the “Credit Agreement”) dated as of February 6, 2018 (See Note 12 of the notes to the financial statements for further discussion).

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

Holders of Series A-1 Preferred Stock generally have no voting rights except as required by law and with respect to amendments to the Company’s organizational documents that have an adverse effect on the Series A-1 Preferred Stock. At such time as any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the acquisition of shares of Preferred Stock expires or is terminated, all shares of the Series A-1 Preferred Stock then issued and outstanding shall immediately and automatically convert on a one for one basis to shares of Series A Preferred Stock (the “HSR Conversion”). Upon such HSR Conversion (which occurred in May 2017), all accumulated but unpaid dividends on such shares of Series A-1 Preferred Stock immediately prior to such HSR Conversion converted into an equivalent amount of accumulated but unpaid dividends on shares of Series A Preferred Stock immediately following such HSR Conversion.

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and nine months ended December 31, 2017, the Company recorded $41 and $109, respectively, as an accretion to the Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the nine months ended December 31, 2017, the Company has paid $2,081 as cash dividend on Series A Convertible Preferred Stock. As of December 31, 2017, the Company had declared and accrued dividends of $685 associated with the Series A Convertible Preferred Stock.

(9) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at December 31, 2017:

Amount
Balance at April 1, 2017	$211,089
Goodwill arising from acquisitions	150
Foreign currency translation adjustments	3,026
Balance at December 31, 2017	$214,265

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $74,124. The acquisition costs and goodwill balance not deductible for tax purposes are $152,029 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014) and the Polaris acquisition.

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

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at December 31, 2017.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	10.8	$84,010	$32,346	$51,664
Trademark	2.1	3,007	2,729	278
Technology	5.0	500	227	273
		$87,517	$35,302	$52,215

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(10) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 148.0% and 86.1% for the three and nine months ended December 31, 2017, as compared to an effective tax rate of (34.3)% and (44.3)% for the three and nine months ended December 31, 2016. The Company’s effective tax rate for the three and nine months ended December 31, 2017 was significantly impacted by the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than jurisdictions in which the Company operates and applicable tax holiday benefits of the Company, obtained primarily in India and Sri Lanka.

The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a deemed repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The lower corporate income tax rate will require the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC Topic 740, Income Taxes, requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission has issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), which will allow the Company to record provisional amounts during a measurement period of up to one year after the enactment of the Tax Act to finalize the recording of the related tax impacts. During the  three months ended December 31, 2017, the Company recorded a provisional charge of $14,597 for deemed repatriation of unremitted earnings and a provisional charge of $5,219 primarily to remeasure our deferred tax assets to reflect the lower statutory rate at which they will be realized. Both of these provisional charges are based on the Company’s reasonable estimates. The $14,597 for deemed repatriation will be paid over the next 8 years, of which approximately $1,168 is included in income tax payable and $13,429 is included in long-term liabilities in the consolidated balance sheet as of December 31, 2017.

Due to the complexities involved in determining the previously unremitted earnings of all of our foreign subsidiaries, the Company is still in the process of obtaining, preparing and analyzing the computations of accumulated earnings and profits balances as of December 31, 2017. In addition, the impact of the rate change to our deferred tax assets is provisional as the Company is still in process of obtaining, preparing and analyzing the underlying timing differences.

A valuation allowance is required if, based on available evidence, it is more likely than not, that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. Net loss in the United States has decreased during the nine months ended December 31, 2017 compared with the nine months ended December 31, 2016. The Company has $21,888 of deferred tax assets in the United States at December 31, 2017. The Company has not completed its valuation allowance assessment related to the Tax Act, primarily related to the impact of the global intangible low taxed income (“GILTI”), interest expense limitation and executive pay, which might impact the need for a valuation allowance.

The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

The Company continues to review the anticipated impacts of the GILTI and base erosion anti-abuse tax (“BEAT”), which are not effective until fiscal year 2019. The Company has not recorded any impact associated with either GILTI or BEAT in the tax rate for the third quarter of fiscal year 2018. The Company will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2017, the Company believed it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On November 23, 2017, the Company received confirmation from the Board of Investments that it had satisfied investment criteria through March 31, 2017 and is eligible for holiday benefits. At December 31, 2017, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

In connection with the Company’s adoption of ASU 2016-09 (Stock Compensation), during the nine months ended December 31, 2017, the Company has accounted on a prospective basis in the Consolidated Statements of Income for the income tax expense or benefit for the tax effects of differences recognized on or after the effective date of the equity-based payment awards between the deduction for an award for tax purposes and the cumulative compensation costs of that award recognized for financial reporting purposes. During the three and nine months ended December 31, 2017, the Company recorded a tax expense of $23 and tax benefit of $1,127, respectively, in the Company’s income tax expense. The Company also presented the excess tax benefits (deficiencies) as operating activities in the Consolidated Statements of Cash Flows on a retrospective basis and the prior period has been restated.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2017 and March 31, 2017, the total liability for unrecognized tax benefits was $7,505 and $7,612, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the nine months ended December 31, 2017, the unrecognized tax benefits decreased by $107 and decreased by $117 during the nine months ended December 31, 2016. The decrease in unrecognized tax benefits in the nine months period ending
December 31, 2017 was predominantly due to the release of a prior period domestic tax position as the statute has expired, offset by increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered to be indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At December 31, 2017, the Company had approximately $252,543 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax on currency translation and applicable withholding tax. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(11) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Client revenue:
United States of America	$162,549	$136,141	$453,013	$394,571
United Kingdom	49,598	38,879	139,612	121,184
Rest of World	51,662	42,189	146,703	117,014
Consolidated revenue	$263,809	$217,209	$739,328	$632,769

	December 31, 2017	March 31, 2017
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$88,446	$91,500
India	272,709	271,346
Rest of World	25,720	25,494
Consolidated long-lived assets, net	$386,875	$388,340

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Customer 1	20.0%	16.6%	19.2%	16.3%

(12) Debt

On February 25, 2016, in connection with the Polaris SPA Transaction, the Company entered into a credit agreement (the “Existing Credit Agreement”) dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Existing Credit Agreement provides for a $100,000 revolving credit facility and a $200,000 delayed-draw term loan (together, the “Existing Credit Facility”). To finance the Polaris SPA Transaction, on February 25, 2016, the Company drew down the full $200,000 of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company was required under the terms of the Existing Credit Agreement to make quarterly principal payments on the term loan, however, the prepayment of the $81,000 from the proceeds from the Orogen Viper LLC investment (See Note 8 of the notes to our financial statements), has satisfied this obligation and no further principal payments are required. The Existing Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Existing Credit Agreement is five years ending February 24, 2021. At December 31, 2017, the interest rate on the Existing Credit Facility was 3.82%. On December 20, 2017, the Company drew down $25,000 from its existing revolving credit facility to prepare to meet the minimum escrow requirements in accordance with the applicable SEBI delisting regulations.

The Existing Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Existing Credit Facility, of not more than 3.00 to 1.00 for the second year of the Existing Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Existing Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30,000 in unrestricted cash, cash equivalents and certain permitted investments under the Existing Credit Facility held in bank deposits in the U.S., and $20,000 in unrestricted cash and certain permitted investments under the Existing Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on December 31, 2017, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to

Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Existing Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Existing Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

The Existing Credit Facility is secured by substantially all of the Company’s assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral. All obligations under the Existing Credit Agreement are unconditionally guaranteed by substantially all of the Company’s material direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

At December 31, 2017, the Company is in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Existing Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at December 31, 2017 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	December 31, 2017	March 31, 2017
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	—	10,000
Less: deferred financing costs — current	—	(1,130)
Total	$—	$8,870

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	December 31, 2017	March 31, 2017
Term loan	$109,000	$190,000
Borrowings under revolving credit facility	25,000	—
Less:
Current maturities	—	(10,000)
Deferred financing costs, long-term	(3,561)	(3,278)
Total	$130,439	$176,722

In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

In July 2016, the Company entered into 12-month forward starting interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (collectively, “The Interest Rate Swap Agreements”). The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Existing Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. As of December 31, 2017, the swaps have an aggregate notional amount of $91,300 and, with the pre-payment of $81,000 of principal on our existing debt, hedge approximately 85% of our outstanding debt balance. The notional amount of the swaps amortizes over the remaining swap periods. The Interest Rate Swap Agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The unrealized gain associated with the 2016 Swap Agreement was $2,030 at December 31, 2017, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

On February 6, 2018, in connection with the Polaris delisting as discussed in Note 7, the Company entered into an amended and restated $450,000 credit agreement (the “Credit Agreement”) dated as of February 6, 2018, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers.  The Credit Agreement amends and restates the Company’s existing $300,000 credit agreement (the “Existing Credit Agreement”) dated as of February 25, 2016, among the Company, the lenders party thereto and the Administrative Agent and provides for a $200,000 revolving credit facility, a $180,000 term loan facility and a $70,000 delayed-draw term loan (together, the “Credit Facility”). Proceeds of borrowings under the Credit Facility will be used (i) to refinance loans and other outstanding obligations under the Existing Credit Agreement and pay fees, costs and expenses incurred in connection with such refinancing and related transactions, (ii) acquisition financing, (iii) to finance consummation of the public tender offer for the outstanding equity interests of Polaris Consulting & Services Limited and (iv) for working capital and other general corporate purposes of the Company and its subsidiaries (including acquisitions, investments, capital expenditures and restricted payments). Interest on the loans under the Credit Facility accrues at a rate per annum of LIBOR plus 3.00%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company intends to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years from the Closing Date (as defined below), ending February 6, 2023.

The Credit Agreement has financial covenants that require that the Company maintain a Total Net Leverage Ratio, during the period commencing on December 31, 2017 and ending prior to December 31, 2019, of not more than 3.50 to 1.00, during the period commencing on December 31, 2019 and ending prior to September 30, 2020, of not more than 3.25 to 1.00, and during the period commencing on September 30, 2020 and ending on the maturity date of the Credit Facility, of not more than 3.00 to 1.00, in each case as determined for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter ending during the applicable period (the “Reference Period”).   The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio during the term of the Credit Agreement of not less than 1.25 to 1.00, determined as of the last day of each Reference Period.  For purposes of these covenants, “Total Net Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Net Funded Debt to Adjusted EBITDA for the reference period ended on such date.  “Net Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees, net of up to $50,000 of unrestricted cash and cash equivalents of the Company,  and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments.  The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and  the interest component of capital lease obligation payments), on a consolidated basis.

The Credit Facility amortizes at a rate of 5% per annum of the outstanding principal amount for first two years, 7.5% per annum in the third year, 10% in the fourth year and 15% in the fifth year, in each case payable in equal quarterly instalments.  To the extent funded, the delayed draw term loan will amortize in equal quarterly instalments on the same amortization schedule described above.

The Credit Facility is secured by substantially all of the Company’s assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral.

The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters.  The Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company, entering into affiliate transactions and asset sales.  The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the nine months ended December 31, 2017, $17,293 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine months ended December 31, 2017. No amounts were due as of December 31, 2017, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(13) Pensions and post-retirement benefits

The Company has noncontributory defined benefit plans covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. The following tables provide information regarding pension expense recognized:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Components of net periodic pension cost
Service cost	$365	$325	$1,098	$990
Interest cost	165	133	495	416
Expected return on plan assets	(172)	(155)	(519)	(459)
Amortization actuarial loss	38	40	115	122
Amortization past service cost	2	2	7	7
Net periodic pension cost	$398	$345	1,196	$1,076

During the nine months ended December 31, 2017, the Company made cash contributions of $2,638 towards the plans for the fiscal year 2018

(14) Restructuring

During the three months ended September 30, 2017, the Company implemented certain cost saving and restructuring initiatives related to a workforce reduction. During the nine months ended December 31, 2017, the Company incurred $985, primarily related to termination benefits, which have been included in selling, general and administrative expenses in the consolidated statements of income. The Company expects to incur additional restructuring costs of approximately $250 in the remainder of fiscal year 2018. The Company expects to complete these initiatives by March 31, 2018.

The following table summarizes the above restructuring charges during the period ending December 31, 2017:

December 31, 2017
Balance at April 1, 2017	$—
Provisions	985
Cash Payments	(700)
Balance at December 31, 2017	$285

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
Accumulated Other Comprehensive Income (Loss)	2017	2016	2017	2016
Investment securities
Beginning balance	$220	$(122)	$57	$23
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $38, $83, $138 and $48	29	47	229	(125)
Reclassifications from OCI to other income, net of tax of $(18), $0, $(33) and $3	(21)	1	(17)	10
Less : Noncontrolling interests, net of tax $(5), $(19), $(27) and $(10)	(10)	(36)	(51)	(18)
Comprehensive income (loss) on investment securities, net of tax of $15, $64, $78 and $41	(2)	12	161	(133)
Closing Balance	218	$(110)	218	$(110)
Currency Translation Adjustments
Beginning balance	$(46,135)	$(48,220)	$(50,415)	$(45,211)
OCI before reclassifications	4,641	(8,876)	9,068	(12,079)
Less: Noncontrolling interests, net of tax	(1,943)	1,964	(2,090)	2,158
Comprehensive income (loss) on currency translation adjustment	2,698	(6,912)	6,978	(9,921)
Closing Balance	(43,437)	$(55,132)	(43,437)	$(55,132)
Cash Flow Hedges
Beginning balance	$4,274	$8,811	$11,789	$3,934
OCI before reclassifications net of tax of $1,263, $1,176, $1,671, and $3,577	3,467	2,598	3,421	9,956
Reclassifications from OCI to
- Revenue, net of tax of $(808), $(322), $(2,714) and $(834)	(1,526)	(609)	(5,132)	(1,575)
- Costs of revenue, net of tax of $(129), $(340), $(1,289) and $(620)	(1,303)	(1,165)	(4,195)	(2,257)
- Selling, general and administrative expenses, net of tax of $(53), $(198), $(719) and $(382)	(697)	(679)	(2,341)	(1,390)
- Interest expenses, net of tax of $(12), $0, $(26) and $0	(47)	—	(67)	—
Less: Noncontrolling interests, net of tax $83, $23, $450 and $175	157	43	850	331
Comprehensive income (loss) on cash flow hedges, net of tax of $344 , $339, $(2,627) and $1,916	51	188	(7,464)	5,065
Closing Balance	4,325	$8,999	4,325	$8,999
Benefit plans
Beginning balance	$(1,088)	$(621)	$(1,180)	$(885)
OCI before reclassifications net of tax of $0 for all periods	$—	$—	$—	$247
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	2	2	6	6
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—	1	1
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	26	25	82	77
- Selling, general and administrative expenses, net of tax of $0 for all periods	12	15	36	45
Other adjustments	(9)	—	(2)	(18)
Less: Noncontrolling interests, net of tax	—	(9)	—	(61)
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	31	33	123	297
Closing Balance	(1,057)	$(588)	(1,057)	$(588)
Accumulated other comprehensive loss at December 31, 2017	(39,951)	$(46,831)	(39,951)	$(46,831)

(16) Subsequent Events

On January 19, 2018, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling (“GBP”) against the U.S. dollar, the Swedish Krona (“SEK”) against the U.S. dollar and the Euro against the U.S. dollar, each of which will expire on various dates during the period ending March 29, 2018. The GBP contracts have an aggregate notional amount of approximately £2,346 (approximately $3,252), the SEK contracts have an aggregate notional amount of approximately SEK 1,658 (approximately $210) and the Euro contracts have an aggregate notional amount of approximately EUR 1,130 (approximately $1,385). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.39, the weighted average U.S dollar settlement rate associated with the SEK contracts is approximately $0.13, and the weighted average U.S. dollar settlement rate associated with the Euro contracts is approximately $1.23.

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ common shares are listed. In January 2018, the Company funded the minimum escrow requirements of approximately $96,285 for the delisting offer towards the purchase of up to 26,416,725 shares, comprised of a combination of cash and bank guarantee.

On February 5, 2018, Virtusa India closed its delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in a discovered price of INR 480 per share. On February 8, 2018, Virtusa India accepted the discovered price of INR 480 per share (the “Exit Price”) which will be offered to all Polaris public shareholders. Upon settlement by Virtusa India of an amount of approximately $145,000, exclusive of transaction and closing costs, for the Polaris shares tendered during the delisting process at the Exit Price, the shareholding of Virtusa India shall increase from approximately 74% to at least 93% of the share capital of Polaris. Upon closing of the transaction and receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. The public shareholders of Polaris who have yet to tender their shares to Virtusa India may offer their shares for sale to Virtusa India at the Exit Price for a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed.

On February 6, 2018, the Company entered into an amended and restated $450,000 credit agreement (the “Credit Agreement”) dated as of February 6, 2018, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers.  The Credit Agreement amends and restates the Company’s existing $300,000 credit agreement (the “Existing Credit Agreement”) dated as of February 25, 2016, among the Company, the lenders party thereto and the Administrative Agent and provides for a $200,000 revolving credit facility, a $180,000 term loan facility and a $70,000 delayed-draw term loan (together, the “Credit Facility”). Proceeds of borrowings under the Credit Facility will be used (i) to refinance loans and other outstanding obligations under the Existing Credit Agreement and pay fees, costs and expenses incurred in connection with such refinancing and related transactions, (ii) acquisition financing, (iii) to finance consummation of the public tender offer for the outstanding equity interests of Polaris Consulting & Services Limited and (iv) for working capital and other general corporate purposes of the Company and its subsidiaries (including acquisitions, investments, capital expenditures and restricted payments). Interest on the loans under the Credit Facility accrues at a rate per annum of LIBOR plus 3.00%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company intends to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years from the Closing Date (as defined below), ending February 6, 2023.

The Credit Agreement has financial covenants that require that the Company maintain a Total Net Leverage Ratio, during the period commencing on December 31, 2017 and ending prior to December 31, 2019, of not more than 3.50 to 1.00, during the period commencing on December 31, 2019 and ending prior to September 30, 2020, of not more than 3.25 to 1.00, and during the period commencing on September 30, 2020 and ending on the maturity date of the Credit Facility, of not more than 3.00 to 1.00, in each case as determined for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter ending during the applicable period (the “Reference Period”).   The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio during the term of the Credit Agreement of not less than 1.25 to 1.00, determined as of the last day of each Reference Period.  For purposes of these covenants, “Total Net Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Net Funded Debt to Adjusted EBITDA for the reference period ended on such date.  “Net Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees, net of up to $50,000 of unrestricted cash and cash equivalents of the Company,  and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments.  The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and  the interest component of capital lease obligation payments), on a consolidated basis.

The Credit Facility is secured by substantially all of the Company’s assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral.

The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters.  The Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company, entering into affiliate transactions and asset sales.  The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults.

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of information technology (“IT”) consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking and financial services, insurance, healthcare, communications, and media and entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as accelerated solution design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At December 31, 2017, we had 19,062 employees, or team members, inclusive of our Polaris team members.

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

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Existing Credit Agreement”) by and among the Company, its guarantor subsidiaries a party thereto, the lenders a party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Existing Credit Agreement replaced the Company’s old $25.0 million credit agreement with JP Morgan Chase Bank, N.A. and provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Existing Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We were required under the terms of the Existing Credit Agreement to make quarterly principal payments on the term loan. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, we amended our Existing Credit Agreement primarily to issue the Series A Convertible Preferred Stock and pay certain dividends with respect to the Series A Convertible Preferred Stock and we repaid $81.0 million of our term loan under the Existing Credit Facility. As a result of this pre-payment, the Company has no additional obligated principal payments until the amount due at maturity. Interest payments will continue per the terms of the Existing Credit Agreement. The Existing Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Existing Credit Agreement is five years, ending February 24, 2021.

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

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ common shares are listed. In December 2017, the Company drew down $25.0 million from its existing revolving credit facility to prepare to meet the minimum escrow requirements in accordance with the applicable SEBI delisting regulations. In addition, in January 2018, the Company funded the minimum escrow requirements of approximately $96.3 million for the delisting offer towards the purchase of up to 26,416,725 shares, comprised of a combination of cash and bank guarantee.

On February 5, 2018, Virtusa India closed its delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in a discovered price of INR 480 per share. On February 8, 2018, Virtusa India accepted the discovered price of INR 480 per share (the “Exit Price”) which will be offered to all Polaris public shareholders. Upon settlement by Virtusa India of an amount of approximately $145.0 million, exclusive of transaction and closing costs, for the Polaris shares tendered during the delisting process at the Exit Price, the shareholding of Virtusa India shall increase from approximately 74% to at least 93% of the share capital of Polaris. Upon closing of the transaction and receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. The public shareholders of Polaris who have yet to tender their shares to Virtusa India may offer their shares for sale to Virtusa India at the Exit Price for a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest are accounted for as equity transactions. Therefore, should the Company decide to purchase additional shares through its Indian subsidiary, it would result in a reduction of minority interest and an increase to the Company’s equity.

In support of the transaction, on February 6, 2018, we entered into a $450.0 million credit agreement with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our existing $300.0 million credit agreement and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. Virtusa drew down $180.0 million on the new term loan and $55.0 million on the new revolving credit facility to repay in full the prior credit facility and fund the Polaris delisting transaction. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the “Tax Act”). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. (See Note 10 to the Consolidated Financial Statements for further discussion)

Financial overview

In the three months ended December 31, 2017, our revenue increased by 21.5% to $263.8 million, compared to $217.2 million in the three months ended December 31, 2016. In the nine months ended December 31, 2017, our revenue increased by 16.8% to $739.3 million, compared to $632.8 million in the nine months ended December 31, 2016.

In the three months ended December 31, 2017, net income available to Virtusa common stockholders decreased by 351.2% to a net loss of $(11.1) million, as compared to a net income of $4.4 million in the three months ended December 31, 2016. Net income available to Virtusa common stockholders decreased by 423.3% to a net loss of $(4.5) million in the nine months ended December 31, 2017, compared to a net income of $1.4 million in the nine months ended December 31, 2016.

The increase in revenue for the three and nine months ended December 31, 2017, as compared to the three and nine months ended December 31, 2016, primarily resulted from:

•                  Broad based growth, particularly in our top ten clients

•                  Broad revenue growth in our industry groups, particularly banking and telecommunications

•                  Revenue growth in all our geographies, led by Europe

The key drivers of the decrease in our net income for the three and nine months ended December 31, 2017, as compared to the three and nine months ended December 31, 2016, were as follows:

•                  Substantial increase in income tax expense from the provisional impact of the Tax Act principally related to the repatriation tax and re-measurement of deferred tax assets;

•                  Increase in net income attributable to noncontrolling interest;

partially offset by:

•                  Higher revenue, particularly in our top ten clients, including accelerated growth in banking and telecommunications:

•                  Increase in gross profit due to higher revenue, and higher gross margin driven by significantly higher utilization; partially offset by the impact of lower margins from higher onsite effort and subcontractor costs;

•                 Decrease in operating expense as a percentage of revenue, reflecting a larger revenue base.

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2017 and 2016, 96% and 80%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the nine months ended December 31, 2017 and 2016, 97% and 82%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended December 31, 2017, our application outsourcing and consulting revenue represented 56% and 44%, respectively of our total revenue as compared to 58% and 42%, respectively, for the three months ended December 31, 2016. For the nine months ended December 31, 2017, our application outsourcing and consulting revenue represented 57% and 43%, respectively, of our total revenue as compared to 58% and 42%, respectively, for the nine months ended December 31, 2016.

In the three months ended December 31, 2017, our North America revenue increased by 22.4%, or $31.5 million, to $172.1 million, or 65.2% of total revenue, from $140.6 million, or 64.7% of total revenue in the three months ended December 31, 2016. In the nine months ended December 31, 2017, our North America revenue increased by 17.1%, or $70.1 million, to $480.8 million, or 65.0% of total revenue, from $410.7 million, or 65.0% of total revenue in the nine months ended December 31, 2016. The increase in revenue for the three and nine months ended December 31, 2017 is primarily due to revenue growth in our banking and telecommunications clients.

In the three months ended December 31, 2017, our European revenue increased by 30.0%, or $14.6 million, to $63.3 million, or 24.0% of total revenue, from $48.7 million, or 22.4% of total revenue in the three months ended December 31, 2016. In the nine months ended December 31, 2017, our European revenue increased by 22.2%, or $31.6 million, to $173.9 million, or 23.5% of total revenue, from $142.2 million, or 22.5% of total revenue in the nine months ended December 31, 2016. The increase in revenue for the three and nine months ended December 31, 2017 is primarily due to an increase in revenue from European banking clients.

Our gross profit increased by $18.0 million to $80.4 million for the three months ended December 31, 2017, as compared to $62.4 million in the three months ended December 31, 2016. Our gross profit increased by $39.2 million to $211.2 million for the nine months ended December 31, 2017 as compared to $172.0 million in the nine months ended December 31, 2016. The increase in gross profit during the three and nine months ended December 31, 2017, as compared to the three and nine months ended December 31, 2016, was primarily due to higher revenue and higher utilization, partially offset by appreciation of the Indian Rupee. As a percentage of revenue, gross margin was 30.5% and 28.7% in the three months ended December 31, 2017 and 2016, respectively. During the nine months ended December 31, 2017 and 2016, gross margin, as a percentage of revenue, was 28.6% and 27.2%, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 42% and 43% of total revenue, and revenue from time-and-materials contracts represented 58% and 57% of total revenue for the three months ended December 31, 2017 and 2016, respectively. Revenue from fixed-price contracts represented 39% and 43% of total revenue and revenue from time-and-materials contracts represented 61% and 57% for the nine months ended December 31, 2017 and 2016, respectively. The revenue earned from fixed-price contracts in the three and nine months ended December 31, 2017 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2017, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 19.4%, of which 1.1% relates to implementation of certain cost saving and restructuring initiatives. Our attrition rate at December 31, 2017 reflects a lower rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended December 31, 2017 compared to the three months ended December 31, 2016

The following table presents an overview of our results of operations for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		$	%
(dollars in thousands)	2017	2016	Change	Change
Revenue	$263,809	$217,209	$46,600	21.5%
Costs of revenue	183,420	154,847	28,573	18.5%
Gross profit	80,389	62,362	18,027	28.9%
Operating expenses	66,726	55,904	10,822	19.4%
Income from operations	13,663	6,458	7,205	111.6%
Other income (expense)	2,843	(2,331)	5,174	222.0%
Income before income tax expense	16,506	4,127	12,379	300.0%
Income tax expense (benefit)	24,427	(1,414)	25,841	1827.5%
Net income (loss)	(7,921)	5,541	(13,462)	(243.0)%
Less: net income attributable to noncontrolling interests, net of tax	2,134	1,106	1,028	92.9%
Net income (loss) available to Virtusa stockholders	(10,055)	4,435	(14,490)	(326.7)%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	—	1,087	—
Net income (loss) available to Virtusa common stockholders	$(11,142)	$4,435	$(15,577)	(351.2)%

Revenue

Revenue increased by 21.5%, or $46.6 million, from $217.2 million during the three months ended December 31, 2016 to $263.8 million in the three months ended December 31, 2017. The increase in revenue was primarily driven by revenue growth in our banking and telecommunications clients. Revenue from North American clients in the three months ended December 31, 2017 increased by $31.5 million, or 22.4%, as compared to the three months ended December 31, 2016, particularly due to revenue growth in our banking clients. Revenue from European clients increased by $14.6 million, or 30.0%, as compared to the three months ended December 31, 2016, primarily due to an increase in revenue from European banking and telecommunications clients. We had 200 active clients at December 31, 2017, as compared to 189 active clients at December 31, 2016.

Cost of Revenue

Costs of revenue increased from $154.8 million in the three months ended December 31, 2016 to $183.4 million in the three months ended December 31, 2017, an increase of $28.6 million, or 18.5%, which reflects a higher cost of $1.6 million due to the appreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $23.9 million. The increased costs of revenue are also due to an increase in subcontractor costs of $4.1 million and an increase in travel expenses of $0.8 million. At December 31, 2017, we had 17,355 IT professionals as compared to 15,805 at December 31, 2016.

As a percentage of revenue, cost of revenue decreased from 71.3% for the three months ended December 31, 2016 to 69.5% for three months ended December 31, 2017.

Gross Profit

Our gross profit increased by $18.0 million, or 28.9%, to $80.4 million for the three months ended December 31, 2017, as compared to $62.4 million for the three months ended December 31, 2016, primarily due to an increase in revenue and higher utilization, partially offset by appreciation of the Indian Rupee. As a percentage of revenue, our gross profit was 30.5% and 28.7% in the three months ended December 31, 2017 and 2016, respectively.

Operating expenses

Operating expenses increased from $55.9 million in the three months ended December 31, 2016 to $66.7 million in the three months ended December 31, 2017, an increase of $10.8 million, or 19.4%, which reflects a higher cost of $0.7 million due to the appreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $12.1 million in compensation related expenses and an increase in facilities costs of $1.2 million partially offset by decrease in professional services related expense of $1.8 million and travel costs of $0.8 million. As a percentage of revenue, our operating expenses decreased from 25.7% in the three months ended December 31, 2016 to 25.3% in the three months ended December 31, 2017.

Income from operations

Income from operations increased by 111.6%, from $6.5 million in the three months ended December 31, 2016 to $13.7 million income in the three months ended December 31, 2017. As a percentage of revenue, income from operations increased from 3.0% in the three months ended December 31, 2016 to 5.2% in the three months ended December 31, 2017.

Other income (expense)

Other income (expense) increased by $5.2 million from an expense of $(2.3) million in the three months ended December 31, 2016 to an income of $2.8 million in the three months ended December 31, 2017, primarily due to foreign currency transaction gains due to the appreciation of our Indian rupee denominated intercompany note when converted into U.S. dollars.

Income tax expense (benefit)

Income tax expense increased by $25.8 million, from a benefit of $(1.4) million in the three months ended December 31, 2016 to an expense of $24.4 million in the three months ended December 31, 2017. Our effective tax rate increased from (34.3)% for the three months ended December 31, 2016 to 148.0% for the three months ended December 31, 2017. The increase in the tax expense and effective tax rate for the three months ended December 31, 2017 was primarily due to the provisional net charges of $19.8 million recorded due to the recently enacted Tax Act, an increase in income from operations, geographical mix of profits offset by certain foreign currency translation gains with no corresponding tax expense.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended December 31, 2017, we recorded a noncontrolling interest of $2.1 million, representing a 25.64% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders decreased by 326.7%, from an income of $4.4 million in the three months ended December 31, 2016 to a net loss of $(10.1) million in the three months ended December 31, 2017. The decrease in net income in the three months ended December 31, 2017 was primarily due to a substantial increase in income tax expense from the provisional impact of the Tax Act principally related to the repatriation tax of $14.6 million and re-measurement of deferred tax assets of $5.2 million.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended December 31, 2017.

Net income (loss) available to Virtusa common stockholders

Net income available to Virtusa common stockholders decreased by 351.2%, from an income of $4.4 million in the three months ended December 31, 2016 to a net loss of $(11.1) million in the three months ended December 31, 2017. The decrease in net income in the three months ended December 31, 2017 was primarily due to a substantial increase in income tax expense from the provisional impact of the Tax Act principally related to the repatriation tax of $14.6 million and re-measurement of deferred tax assets of $5.2 million.

Nine months ended December 31, 2017 compared to the nine months ended December 31, 2016

The following table presents an overview of our results of operations for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,		$	%
(dollars in thousands)	2017	2016	Change	Change
Revenue	$739,328	$632,769	$106,559	16.8%
Costs of revenue	528,103	460,776	67,327	14.6%
Gross profit	211,225	171,993	39,232	22.8%
Operating expenses	181,213	163,846	17,367	10.6%
Income from operations	30,012	8,147	21,865	268.4%
Other (income) expense	1,031	(5,038)	6,069	120.5%
Income before income tax expense	31,043	3,109	27,934	898.5%
Income tax expense (benefit)	26,725	(1,378)	28,103	2039.4%
Net income	4,318	4,487	(169)	(3.8)%
Less: net income attributable to noncontrolling interests, net of tax	5,947	3,094	2,853	92.2%
Net income (loss) available to Virtusa stockholders	(1,629)	1,393	(3,022)	(216.9)%
Less: Series A Convertible Preferred Stock dividends and accretion	2,875	—	2,875	—
Net income (loss) available to Virtusa common stockholders	$(4,504)	$1,393	$(5,897)	(423.3)%

Revenue

Revenue increased by 16.8%, or $106.6 million, from $632.8 million during the nine months ended December 31, 2016 to $739.3 million in the nine months ended December 31, 2017. The increase in revenue was primarily driven by revenue growth in our banking and telecommunication clients. Revenue from North American clients in the nine months ended December 31, 2017 increased by $70.1 million, or 17.1%, as compared to the nine months ended December 31, 2016, primarily due to revenue growth in our banking clients. Revenue from European clients increased by $31.6 million, or 22.2%, as compared to the nine months ended December 31, 2016, primarily due to an increase in revenue from European banking and telecommunication clients. We had 200 active clients at December 31, 2017, as compared to 189 active clients at December 31, 2016.

Cost of Revenue

Costs of revenue increased from $460.8 million in the nine months ended December 31, 2016 to $528.1 million in the nine months ended December 31, 2017, an increase of $67.3 million, or 14.6%, which reflects a higher cost of $1.9 million due to the appreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $52.0 million. The increased costs of revenue are also due to an increase in subcontractor costs of $13.0 million and an increase in travel expenses of $3.1 million. At December 31, 2017, we had 17,355 IT professionals as compared to 15,805 at December 31, 2016.

As a percentage of revenue, cost of revenue decreased from 72.8% for the nine months ended December 31, 2016 to 71.4% for nine months ended December 31, 2017.

Gross Profit

Our gross profit increased by $39.2 million, or 22.8%, to $211.2 million for the nine months ended December 31, 2017, as compared to $172.0 million for the nine months ended December 31, 2016, primarily due to an increase in revenue and higher utilization, partially offset by appreciation of the Indian rupee. As a percentage of revenue, our gross profit was 28.6% and 27.2% in the nine months ended December 31, 2017 and 2016, respectively.

Operating expenses

Operating expenses increased from $163.8 million in the nine months ended December 31, 2016 to $181.2 million in the nine months ended December 31, 2017, an increase of $17.4 million, or 10.6%, which reflects a higher cost of $0.9 million due to the appreciation of the Indian rupee. The increase in operating expenses was primarily due to an increase of $17.8 million in compensation related expenses and an increase in facilities expense of $1.4 million, partially offset by a decrease in travel costs of $1.3 million and decrease in professional services related cost by $1.2 million. As a percentage of revenue, our operating expenses decreased from 25.9% in the nine months ended December 31, 2016 to 24.5% in the nine months ended December 31, 2017, primarily due to certain acquisition and integration related expenses incurred during the nine months ended December 31, 2016.

Income from operations

Income from operations increased by 268.4%, from a $8.1 million in the nine months ended December 31, 2016 to $30.0 million income in the nine months ended December 31, 2017. As a percentage of revenue, income from operations increased from 1.3% in the nine months ended December 31, 2016 to 4.1% in the nine months ended December 31, 2017.

Other income (expense)

Other income (expense) increased by $6.1 million from an expense of $5.0 million in the nine months ended December 31, 2016 to an income of $1.0 million in the nine months ended December 31, 2017, primarily due to foreign currency transaction gains due to the appreciation of our Indian rupee denominated intercompany note when converted into U.S. dollars.

Income tax expense (benefit)

Income tax expense (benefit) increased by $28.1 million from a benefit of $(1.4) million in the nine months ended December 31, 2016 to an expense of $26.7 million in the nine months ended December 31, 2017. Our effective tax rate increased from a tax benefit of (44.3)% for the nine months ended December 31, 2016 to a tax expense of 86.1% for the nine months ended December 31, 2017. The increase in the tax expense and effective tax rate for the nine months ended December 31, 2017 was primarily due to the provisional net charges of $19.8 million recorded due to recently enacted Tax Act, an increase in income from operations and a change in geographical mix of profits, offset by certain foreign currency translation gains with no corresponding tax expense and stock compensation deductions.

Noncontrolling interests

In connection with the Polaris acquisition, for the nine months ended December 31, 2017, we recorded a noncontrolling interest of $5.9 million, representing a 25.58% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders decreased by 216.9%, from a net income of $1.4 million in the nine months ended December 31, 2016 to a net loss of $(1.6) million in the nine months ended December 31, 2017. The decrease in the nine months ended December 31, 2017 was primarily due to a substantial increase in income tax expense from the provisional impact of the Tax Act principally related to the repatriation tax of $14.6 million and re-measurement of deferred tax assets of $5.2 million.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $2.9 million at a rate of 3.875% per annum during the nine months ended December 31, 2017.

Net income (loss) available to Virtusa common stockholders

Net income available to Virtusa common stockholders decreased by 423.3%, from a net income of $1.4 million in the nine months ended December 31, 2016 to a net loss of $(4.5) million in the nine months ended December 31, 2017. The decrease in the nine months ended December 31, 2017 was primarily due to substantial increase in income tax expense from the provisional impact of the Tax Act principally related to the repatriation tax of $14.6 million and re-measurement of deferred tax assets of $5.2 million.

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

•                  We present the following consolidated statements of income (loss) measures that exclude, when applicable, acquisition-related charges, restructuring charges, stock-based compensation expense, foreign currency transaction gains and losses, the tax impact of dividends received from foreign subsidiaries and the impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among the periods:

•                  Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense, and acquisition-related charges and restructuring charges

•                  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

•                  Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, the tax impact of the above items, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act.

•                  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, the tax impact of the above items, the per share tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act. Non-GAAP diluted earnings per share is also subject to dilutive and anti-dilutive requirements of the if-converted method related to our Series A Convertible Preferred Stock that could result in a difference between GAAP to non-GAAP diluted weighted average shares outstanding.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
GAAP income from operations	$13,663	$6,458	$30,012	$8,147
Add: Stock-based compensation expense	9,118	4,748	20,048	17,023
Add: Acquisition-related charges and restructuring charges (1)	3,227	5,116	9,087	11,787
Non-GAAP income from operations	$26,008	$16,322	$59,147	$36,957
GAAP operating margin	5.2%	3.0%	4.1%	1.3%
Effect of above adjustments to income from operations	4.7%	4.5%	3.9%	4.6%
Non-GAAP operating margin	9.9%	7.5%	8.0%	5.9%
GAAP net income (loss) available to Virtusa common stockholders	$(11,142)	$4,435	$(4,504)	$1,393
Add: Stock-based compensation expense	9,118	4,748	20,048	17,023
Add: Acquisition-related charges and restructuring charges (1)	3,227	5,116	9,087	11,787
Add: Foreign currency transaction (gains) losses (2)	(2,576)	1,252	(1,019)	2,802
Add: Impact from the Tax Act (8)	19,815	—	19,815	—
Tax adjustments (3)	(3,210)	(4,198)	(9,798)	(7,397)
Less: Noncontrolling interest, net of tax (4)	(647)	(319)	(1,326)	(875)
Non-GAAP net income available to Virtusa common stockholders	$14,585	$11,034	$32,303	$24,733
GAAP diluted earnings (loss) per share (6)	$(0.38)	$0.15	$(0.15)	$0.05
Effect of stock-based compensation expense (7)	0.28	0.16	0.63	0.56
Effect of acquisition-related charges and restructuring charges (1) (7)	0.10	0.17	0.28	0.39
Effect of foreign currency transaction (gains) losses (2) (7)	(0.08)	0.04	(0.03)	0.09
Effect of impact from the Tax Act (7) (8)	0.60	—	0.62	—
Tax adjustments (3) (7)	(0.10)	(0.14)	(0.31)	(0.24)
Effect of noncontrolling interest (4) (7)	(0.02)	(0.01)	(0.04)	(0.03)
Effect of dividend on Series A Convertible Preferred Stock (6) (7)	0.03	—	0.07	—
Effect of change in dilutive shares for non-GAAP (6)	0.04	—	0.01	—
Non-GAAP diluted earnings per share (5) (7)	0.47	0.37	1.08	0.82

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Amortization of intangibles	$2,568	$2,403	$7,671	$7,146
Acquisition and integration costs	431	827	431	2,755
Restructuring charges	228	1,886	985	1,886
Total	$3,227	$5,116	$9,087	$11,787

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

(4)                                 Noncontrolling interest represents the minority shareholders interest of Polaris

(5)                                 Non-GAAP diluted earnings per share is subject to rounding

(6)                                 During the three and nine months ended December 31, 2017, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 and 2,637,363 respectively, were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using if-converted method to calculate the non-GAAP diluted earnings per share for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Non-GAAP net income available to Virtusa common stockholders	$14,585	$11,304	$32,303	$24,733
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,087	—	2,175	—
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$15,672	$11,304	$34,478	$24,733

GAAP dilutive weighted average shares outstanding	29,295,730	30,151,590	29,387,977	30,129,378
Add: Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	709,961	—	637,830	—
Add: Series A Convertible Preferred Stock as converted	3,000,000	—	2,000,000	—
Non-GAAP dilutive weighted average shares outstanding	33,005,691	30,151,590	32,025,807	30,129,378

(7)                                 To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

(8)                                 The U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) in December 2017. This resulted in a tax expense of $19.8 million for the three months ended December 31, 2017, comprised of a provisional repatriation tax expense of $14.6 million and a provisional net deferred tax expense of $5.2 million. The adjustment to GAAP net income (loss) available to Virtusa common stockholders only includes these impacts. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of Series A Convertible Preferred Stock.

We do not believe the deemed repatriation tax on accumulated foreign earnings related to the Tax Act will have a significant impact on our cash flows in any individual fiscal year.

During the nine months ended December 31, 2017, we implemented certain cost saving and restructuring initiatives. During the nine months ended December 31, 2017, the Company incurred costs of $1.0 million primarily related to termination benefits, out of which we paid $0.7 million during the nine months ended December 31, 2017. In addition, the Company expects to incur additional restructuring costs of approximately $0.3 million in remainder of fiscal year 2018.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. The shares purchased consist of voting Series A Preferred Stock and a separate class of non-voting Series A-1 Preferred Stock, the latter of which automatically converted into shares of voting Series A Preferred Stock on a one-to-one basis upon the expiration or termination of the applicable waiting period (which occurred in May 2017) under the Hart-Scott-Rodino Antitrust Improvements Act. In connection with the investment, we repaid $81 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30 million of our common stock. During the nine months ended December 31, 2017, we repurchased $30 million of our common stock.

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

To finance the Polaris acquisition, on February 25, 2016, the Company entered into a credit agreement (the “Existing Credit Agreement”) by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Existing Credit Agreement provides for a $100.0 million revolving credit facility and a $200.0 million delayed-draw term loan (together, the “Existing Credit Facility”). In connection with the Polaris acquisition, on February 25, 2016, the Company drew down the full $200.0 million of the term loan. Interest under these facilities accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). We are required under the terms of the Existing Credit Agreement to make quarterly principal payments on the term loan. The Existing Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Existing Credit Agreement is five years, ending February 24, 2021. On May 3, 2017, in connection with the Orogen Preferred Stock Financing, we amended our Existing Credit Agreement primarily to issue the Series A Convertible Preferred Stock and pay certain dividends with respect to the Series A Convertible Preferred Stock and we repaid principal payment of $81.0 million of our term loan. As a result of this pre-payment, the Company has no additional obligated principal payments until the amount due at maturity. Interest payments will continue per the terms of the Existing Credit Agreement.

The Existing Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio, commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Existing Credit Facility, of not more than 3.00 to 1.00 for the second year of the Existing Credit Facility, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter (the “Reference Period”). In addition, for a period, expected to be at least one year from the completion of the Company’s closing of the Polaris SPA Transaction, until the occurrence of certain events described in the Existing Credit Agreement, at any time when the Total Leverage Ratio exceeds 1.50 to 1.00 as of the last day of a quarter, the Company must maintain at least $30.0 million in unrestricted cash, cash equivalents and certain permitted investments under the Existing Credit Facility held in bank deposits in the U.S., and $20.0 million in unrestricted cash and certain permitted investments under the Existing Credit Facility and long-term securities investments held in accordance with the Company’s current investment policy. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on December 31, 2017, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, “Total Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. “Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and

“Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Existing Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Existing Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

The Existing Credit Facility is secured by substantially all of the Company’s assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral. All obligations under the Existing Credit Agreement are unconditionally guaranteed by substantially all of the Company’s material direct and indirect domestic subsidiaries, with certain exceptions. These guarantees are secured by substantially all of the present and future property and assets of the guarantors, with certain exclusions.

As of December 31, 2017, we are in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the existing credit agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility as of December 31, 2017 and through the date of this filing.

On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris’ common shares are listed. In December 2017, the Company drew down $25.0 million from its existing revolving credit facility to prepare to meet the minimum escrow requirements in accordance with the applicable SEBI delisting regulations. In addition, in January 2018, the Company funded the minimum escrow requirements of approximately $96.3 million for the delisting offer towards the purchase of up to 26,416,725 shares, comprised of a combination of cash and bank guarantee.

On February 5, 2018, Virtusa India closed its delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in a discovered price of INR 480 per share. On February 8, 2018, Virtusa India accepted the discovered price of INR 480 per share (the “Exit Price”) which will be offered to all Polaris public shareholders. Upon settlement by Virtusa India of an amount of approximately $145.0 million, exclusive of transaction and closing costs, for the Polaris shares tendered during the delisting process at the Exit Price, the shareholding of Virtusa India shall increase from approximately 74% to at least 93% of the share capital of Polaris. Upon closing of the transaction and receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. The public shareholders of Polaris who have yet to tender their shares to Virtusa India may offer their shares for sale to Virtusa India at the Exit Price for a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed. In accordance with ASC 810-10, changes in a parent’s ownership, while retaining its financial controlling interest are accounted for as equity transactions. Therefore, should the Company decide to purchase additional shares through its Indian subsidiary, it would result in a reduction of minority interest and an increase to the Company’s equity.

In support of the transaction, on February 6, 2018, we entered into a $450.0 million credit agreement with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our existing $300.0 million credit agreement and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. Virtusa drew down $180.0 million on the new term loan and $55.0 million on the new revolving credit facility to repay in full the prior credit facility and fund the Polaris delisting transaction. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. The Credit Facility amortizes at a rate of 5% per annum of the outstanding principal amount for first two years, 7.5% per annum in the third year, 10% in the fourth year and 15% in the fifth year, in each case payable in equal quarterly instalments.  To the extent funded, the delayed draw term loan will amortize in equal quarterly instalments on the same amortization schedule described above.

In July 2016, we entered into 12-month forward starting interest rate swap transactions to mitigate our interest rate risk on our variable rate debt (collectively, “The Interest Rate Swap Agreements”). Our objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Existing Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. We will recognize these transactions in accordance with ASC 815 “Derivatives and Hedging,” and have designated the swaps as cash flow hedges.

The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The notional amount of the swaps amortizes over the three swap periods. The swaps have an aggregate notional amount of $91.3 million and with the pre-payment of $81 million of principal on our existing debt, hedge approximately 85% of our outstanding debt balance as of December 31, 2017. The notional amount of the swaps amortizes over the remaining swap periods. The Interest Rate Swap Agreements require us to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and we will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Existing Credit Agreement, or any agreement that amends or replaces the Existing Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Existing Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Existing Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Existing Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2017, we were in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $2.0 million as of December 31, 2017, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

At December 31, 2017, a significant portion of our cash, cash equivalents, short-term and long-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax on currency translation and applicable withholding tax.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2017, we sold $17.3 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31, 2017. No amounts were due under the financing agreement at December 31, 2017, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
(in thousands)	2017	2016
Net cash provided by operating activities	$54,181	$24,814
Net cash provided by investing activities	3,671	58,669
Net cash provided by (used in) financing activities	19,838	(93,039)
Effect of exchange rate changes on cash	4,120	(5,552)
Net increase (decrease) in cash and cash equivalents	81,810	(15,108)
Cash and cash equivalents, beginning of period	144,908	148,986
Cash and cash equivalents, end of period	$226,718	$133,878

Operating activities

Net cash provided by operating activities increased in the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, primarily driven by an increase working capital during the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016.

Investing activities

Net cash provided by investing activities decreased in the nine months ended December 31, 2017 compared to nine months ended December 31, 2016. The decrease in net cash provided by investing activities is primarily due to the decrease in restricted cash related to the Polaris mandatory offering during the nine months ended December 31, 2016.

Financing activities

Net cash provided by (used in) financing activities increased in the nine months ended December 31, 2017 compared to nine months ended December 31, 2016. The increase in net cash provided by financing activities is primarily due to the borrowings from our existing revolving credit facility. During the nine months ended December 31, 2017, the proceeds from issuance of Series A Convertible Preferred Stock is offset by the principal payment of our debt and repurchase of our common stock.

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

Our project team is finalizing its review of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard including costs to obtain and fulfill a contract. We are also in the process of identifying and implementing changes to our processes to meet the reporting and disclosure requirements. We currently record approximately 86% of its annual revenue on a time-and-material (60%) or retainer-billing basis (26%), with the remaining 14% recorded under either a percentage of completion or proportional performance methods of accounting using an inputs methodology for fixed price projects.  For our revenue recorded under the time-and-material or retainer billings methods of accounting, we do not expect this new standard to change the timing or the amount of revenue that is currently recorded. We are currently evaluating the revenue recorded under its fixed price percentage of completion and proportional performance projects to determine if the manner or timing of revenue recognition would change for existing projects.  We generally expect to continue to recognize revenue over time based on the measured progress of satisfaction of the performance obligations for its fixed price projects, which is consistent with our current method.  Overall, we believe that its implementation efforts are progressing as planned to allow a timely implementation.

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

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation—Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. We adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

•                  We prospectively recognized tax expenses of $0.0 million and tax benefits of $1.1 million in the income tax expense line item of our consolidated statements of income in the three and nine months ended December 31, 2017, respectively, related to excess tax benefits on stock options;

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact our presentation of cash and cash equivalents. As of December 31, 2017 and March 31, 2017, our restricted cash was $0.3 million and $0.2 million, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the nine months ended December 31, 2017 to such risks or to our management of such risks except for the additional factors noted below.

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

We have two 18 month rolling programs comprised of a series foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at December 31, 2017 was $118.2 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

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

Interest Rate Risk

In connection with the Polaris acquisition, on February 25, 2016, we drew down the full $200.0 million of the term loan under the Existing Credit Facility. Interest under this facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. The Existing Credit Agreement includes customary minimum cash, maximum debt to EBITDA and minimum fixed charge coverage covenants—see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. The term of the Existing Credit Agreement ends on February 24, 2021. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Existing Credit Facility, our cash and cash equivalents, short-term investments and long-term investments. To mitigate the Company’s exposure to movements in the one-month London Inter-Bank Offer Rate (LIBOR) rate on future outstanding debt, the Company entered into the Interest Rate Swap Agreements to convert a portion of the Company’s outstanding debt from a floating to a fixed rate of interest (See Note 12 of the notes to our financial statements included herein for a detail description of our existing credit facility and our amended and restated credit facility dated as of February 8, 2018.).

At December 31, 2017, we had $303.9 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings, that if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

The following risk factors are added to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017, our Form 10-Q for the quarter ended June 30, 2017 and our Form 10-Q for the quarter ended September 30, 2017.

Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.  It is very difficult to assess the overall effect of potential tax changes, and how they might impact our future financial results.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended December 31, 2017, we withheld an aggregate of 7,073 shares of restricted stock at a price of $45.58 per share.

Item 5. Other information

On February 6, 2018, the Company entered into an amended and restated $450 million credit agreement (the “Credit Agreement”) dated as of February 6, 2018, among the Company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”), and JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers.  The Credit Agreement amends and restates the Company’s existing $300 million credit agreement (the “Existing Credit Agreement”) dated as of February 25, 2016, among the Company, the lenders party thereto and the Administrative Agent and provides for a $200 million revolving credit facility, a $180 million term loan facility and a $70 million delayed-draw term loan (together, the “Credit Facility”). Proceeds of borrowings under the Credit Facility will be used (i) to refinance loans and other outstanding obligations under the Existing Credit Agreement and pay fees, costs and expenses incurred in connection with such refinancing and related transactions, (ii) acquisition financing, (iii) to finance consummation of the public tender offer for the outstanding equity interests of Polaris Consulting & Services Limited and (iv) for working capital and other general corporate purposes of the Company and its subsidiaries (including acquisitions, investments, capital expenditures and restricted payments). Interest on the loans under the Credit Facility accrues at a rate per annum of LIBOR plus 3.00%, subject to step-downs based on the Company’s ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense (“EBITDA”). The Company intends to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years from the Closing Date (as defined below), ending February 6, 2023.

The Credit Agreement has financial covenants that require that the Company maintain a Total Net Leverage Ratio, during the period commencing on December 31, 2017 and ending prior to December 31, 2019, of not more than 3.50 to 1.00, during the period commencing on December 31, 2019 and ending prior to September 30, 2020, of not more than 3.25 to 1.00, and during the period commencing on September 30, 2020 and ending on the maturity date of the Credit Facility, of not more than 3.00 to 1.00, in each case as determined for the four consecutive fiscal quarter period ending on the last day of each fiscal quarter ending during the applicable period (the “Reference Period”).   The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio during the term of the Credit Agreement of not less than 1.25 to 1.00, determined as of the last day of each Reference Period.  For purposes of these covenants, “Total Net Leverage Ratio” means, as of the last day of any fiscal quarter, the ratio of Net Funded Debt to Adjusted EBITDA for the reference period ended on such date.  “Net Funded Debt” refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees, net of up to $50 million of unrestricted cash and cash equivalents of the Company,  and “Adjusted EBITDA” is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments.  The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets), to fixed charges (regularly scheduled consolidated interest expense paid in cash, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and  the interest component of capital lease obligation payments), on a consolidated basis.

The Credit Facility is secured by substantially all of the Company’s assets, including all intellectual property and all securities in domestic subsidiaries (other than certain domestic subsidiaries where the material assets of such subsidiaries are equity in foreign subsidiaries), subject to customary exceptions and exclusions from the collateral. The Credit Facility amortizes at a rate of 5% per annum of the outstanding principal amount for first two years, 7.5% per annum in the third year, 10% in the fourth year and 15% in the fifth year, in each case payable in equal quarterly instalments.  To the extent funded, the delayed draw term loan will amortize in equal quarterly instalments on the same amortization schedule described above.

                                                The Credit Agreement contains customary affirmative covenants for transactions of this type and other affirmative covenants agreed to by the parties, including, among others, the provision of annual and quarterly financial statements and compliance certificates, maintenance of property, insurance, compliance with laws and environmental matters.  The Credit Agreement contains customary negative covenants, including, among others, restrictions on the incurrence of indebtedness, granting of liens, making investments and acquisitions, paying dividends, repurchases of equity interests in the Company, entering into affiliate transactions and asset sales.  The Credit Agreement also provides for a number of customary events of default, including, among others, payment, bankruptcy, covenant, representation and warranty, change of control and judgment defaults, which would entitle the lenders thereunder to accelerate the maturity date of the loans then outstanding.

The foregoing summary is qualified in its entirety by reference to the Credit Agreement, which will be filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ending March 31, 2018.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description

10.1

Lease by and between the Registrant and 132 Turnpike Road LLC dated as of October 23, 2017 (previously filed as Exhibit 10.1 to the Registrant’s quarterly Report on Form 10-Q filed November 8, 2017 and incorporated here in reference).

10.2*		Lease by and between Orion Development (Private) Limited and Virtusa (Private) Limited. Dated as of November 17, 2017.

10.3+

Fourth Amended and Restated Director Compensation Policy (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed December 7, 2017 and incorporated by reference herein).

10.4*		Amendment No. 2 to Credit Agreement, dated as of January 11, 2018 with JPMorgan Chase Bank, N.A. and the lenders party thereto.

31.1*		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, as filed with the SEC on February 8, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2017 (Unaudited) and March 31, 2017
	(ii)	Consolidated Statements of Income (Loss) for the Three and Nine Months Ended December 31, 2017 and December 31, 2016 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (loss) for the Three and Nine Months Ended December 31, 2017 and December 31, 2016 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2017 and December 31, 2016 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: February 8, 2018	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2018	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)