Form 10-K
period 2018-03-31
VIRTUSA CORP
filed 2018-05-25
CIK 1207074

Use these links to rapidly review the document

Index to Consolidated Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33625

VIRTUSA CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3512883 (I.R.S. Employer Identification Number)

132 Turnpike Rd
Southborough, Massachusetts 01772
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

          The aggregate market value of the registrant's voting and non-voting shares of common stock held by non-affiliates of the registrant on September 29, 2017, based on $37.78 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $795,742,157.

          The number of shares outstanding of each of the issuer's class of common stock as of May 22, 2018:

Class	Number of Shares
Common Stock, par value $0.01 per share	29,681,942

DOCUMENTS INCORPORATED BY REFERENCE

          The registrant intends to file a definitive Proxy Statement for its 2018 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2018. Portions of the registrant's Proxy Statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10-K.

VIRTUSA CORPORATION
ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended March 31, 2018

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

Item 1.    Business.

Overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global provider of digital engineering and information technology ("IT") outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking, financial services insurance healthcare, communications, and media and entertainment, as these clients seek to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience ("UX") design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, unique platforming methodology, and deep domain and technology expertise.

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

        We support the chief executive officers ("CXOs") at our client organizations, including the chief information officers ("CIOs"), chief technology officers ("CTOs"), chief operating officers ("COOs"), and chief digital/ marketing officers ("CDOs/ CMOs") in solving their most critical issues, including reducing total cost of ownership, accelerating time-to-market, increasing productivity, improving innovation velocity, expanding into adjacent markets and/or new revenue segments, and enhancing the customer experience delivered by their organizations. Virtusa's newly formed Digital Business Strategy Group ("DBSG") helps clients reimagine their business and develop strategies to digitally transform their business, and retain and strengthen their competitive advantage in the markets they serve. Our digital engineering services ("DES") support our clients' business growth imperative by delivering targeted and differentiated solutions that help our clients expand their addressable markets, as well as develop go-to-market strategies supporting new revenue streams. To improve IT efficiencies and reduce the cost of IT operations, we use our operational excellence services ("OES") to help our clients consolidate applications into platforms, rationalize IT infrastructure, and deliver transformational, industry-focused solutions, thereby enabling our clients to deliver modern, efficient and agile enterprise application platforms. Our deep expertise in core technology services allows us to help our clients to lower total cost of ownership of their overall IT investments. We also combine industry specialization with our core services to deliver high-impact solutions in critical business functions that help our clients transform their business performance and gain competitive advantage in the markets in which they operate.

        We are on the cusp of the fourth industrial revolution ("4IR"), driven by the convergence of technology innovation, changing consumer expectations, supply chain expansion, and emergence of disruptive start-ups, that is fundamentally changing the way businesses operate. We operate in markets and industries where the combination of a growing millennial population and rapid advances in key technologies, like mobility, big data analytics, social media and cloud computing, are providing disruptive opportunities for progressive business leaders to break down barriers and expand market-share. We enable our clients to leverage technology innovations to provide the distinctive millennial customer experiences demanded by digital consumers who are increasingly looking for services that are available 24×7 without interruption, location aware and highly customized to their social likes and dislikes. Our DBSG services help our clients understand business threats and opportunities in their industries and develop strategies to mitigate these threats and capitalize on the emerging opportunities, while preparing the business to digitally transform and position itself better in the emerging digital business environment. As part of our DES solutions, we provide end-to-end consulting, user experience design, technology selection, and implementation and support services, which allow our clients to understand emerging consumer demand in their markets of operation and develop, and execute to, a roadmap to transform their business and enhance their competitive differentiators. Commoditization of IT services and the emergence of as-a-service models are putting tremendous pressure on our clients' IT organizations to improve the way they manage IT operations and lower the overall cost of IT. Our OES solutions enable our clients to improve operational and IT efficiencies through the innovative use of automation, effort compression and IT simplification.

        New advances in areas like internet of things ("IoT"), artificial intelligence ("AI"), machine learning ("ML"), and robotics process automation ("RPA") are now pushing the boundaries of how technology can disrupt traditional business models and deliver significant value in several areas, including delivering new products and services, enhancing consumer experience, and improving operational efficiencies of the business. We have invested in developing deep capabilities in these new areas, fostering a strong partner ecosystem and building a rich platform for nurturing innovation and rapidly constructing prototypes that use IoT, AI and/or RPA to solve specific business problems for our clients. We have created innovation centers focused on certain technologies like IoT, AI, and ML, which offer a robust ecosystem for clients to participate and innovate in creating new solutions to their business challenges. Through these innovation centers, we have been able to deliver award winning solutions to some of our marquee clients in healthcare, communications and insurance sectors.

        Virtusa's xLabs, an important initiative we began two years ago, is our focus on tapping into the disruptive startup ecosystem and the innovative, cutting-edge technologies driving these businesses. Our xLabs, which began as a banking and financial services—focused FinTech Lab, has expanded its scope to focus on delivering digital innovation for our clients across banking and financial services, insurance, healthcare, media and telecommunications industries. We have built our xLabs solution as a cloud-based platform that offers our clients discrete technology solutions that enable them to accelerate time to market, and provides them with an experimentation sandbox that they can use to test and evaluate new products and services targeted at millennial consumers. Today, our xLabs team has built and delivered innovative solutions using open API platforms, micro services frameworks, and block-chain. We expect to continue this trend of investing in emerging technologies and solutions to accelerate digital business outcomes for our clients.

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

        To strengthen our digital engineering capabilities, and establish a solid base in Silicon Valley, on March 12, 2018, we entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. ("eTouch US") and each of the equityholders of eTouch US to acquire all of the outstanding shares of eTouch US, and certain of the Company's Indian subsidiaries entered into an share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd ("eTouch India," together with eTouch US, "eTouch") and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India.

        Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, we acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140.0 million in cash, subject to certain adjustments, with up to an additional $15.0 million set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price will be paid in three tranches with $80.0 million paid at closing, $42.5 million on the 12-month anniversary of the close of the transaction, and $17.5 million on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments.

        On March 3, 2016, to create a unique, fully integrated provider of comprehensive solutions and services across the banking and financial services industry, expand our addressable market, and enable us to pursue larger consulting and outsourcing contracts, our Indian subsidiary acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited ("Polaris") for approximately $168.3 million in cash (the "Polaris Transaction") pursuant to a share purchase agreement dated as of November 5, 2015, by and among our Indian subsidiary, Polaris and the promoter sellers named therein. On April 6, 2016, in connection with the Polaris Transaction, we completed an unconditional mandatory open offer (the "Mandatory Tender Offer") to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders for an aggregate purchase price of approximately $89.1 million (Indian rupees 5,935 million). Upon the closing of the Mandatory Tender Offer, our ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, we sold 3.7% of our shares of Polaris common stock through a public offering for approximately $7.6 million in proceeds, net of $0.2 million in brokerage fees and taxes, which reduced our ownership interest in Polaris from 78.6% to 74.9% of Polaris' basic shares of common stock outstanding.

        In connection with our acquisition of Polaris, on October 26, 2017, we announced our intention to commence through our Indian subsidiary, a process that could lead to the delisting of our Indian subsidiary, Polaris, from all stock exchanges on which Polaris' common shares are listed. On February 12, 2018, we consummated the Polaris delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in an accepted exit price of INR 480 per share ("Exit Price"), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs, resulting in Virtusa India increasing its ownership interest in Polaris from approximately 74% to approximately 93% of the share capital of Polaris. Upon receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. For a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed, Virtusa India will permit, in compliance with SEBI Delisting Regulations, the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. If all the remaining shares of Polaris are tendered at the Exit Price, we would pay an additional consideration of approximately $56.0 million.

        In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. ("Citi") and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy ("GTRS") for the provision of IT services to Citi on an enterprise wide basis ("GTRS Preferred Vendor"), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi (which is now satisfied), (iii) the parties amended Polaris' master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the "Citi/Virtusa MSA"), and (iv) Virtusa agreed to terminate Virtusa's existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement.

        In support of the delisting transaction and the eTouch acquisition, on February 6, 2018, we entered into a $450.0 million credit agreement ("Credit Agreement") with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 ("Prior Credit Agreement") to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and

$55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company's ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (see Note 11 to the Consolidated Financial Statements for further information). At March 31, 2018, the outstanding amount under the Credit Agreement was $305.0 million.

        On May 3, 2017, we entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which Orogen purchased 108,000 shares of the Company's newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00 (the "Orogen Preferred Stock Financing"). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa's Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

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

        In connection with the investment, we repaid $81 million of our outstanding term loan under our Prior Credit Agreement, and our board of directors approved the repurchase of approximately $30 million of our common stock.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the "Tax Act"). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. (See Note 14 to the Consolidated Financial Statements for further information)

        We provide our IT services primarily to enterprises engaged in the following industries: communications and technology ("C&T"); banking, financial services and insurance ("BFSI"); and media and information ("M&I"). Our current clients include leading global enterprises such as Citi, JPMorgan Chase Bank, N.A. ("JPMC") and British Telecommunications plc ("BT"), and leading enterprise software developers. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2018, 96% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 50%, 45%, 47% of our total revenue in the fiscal years ended March 31, 2018, 2017 and 2016 respectively. Our largest client for the fiscal year ended March 31, 2018, Citi, accounted for 19% of our total revenue with no other client accounting for 10% or more of our revenues. For the fiscal years ended March 31, 2017 and 2016, Citi accounted for 17% and 3% respectively.

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

        Our consulting services allow our clients to critically look at business processes, IT environments and their customer facing application systems, and execute targeted programs that improve performance of business critical systems, processes and services:

Business Transformation Services	Customer Experience Transformation Services	IT Transformation Services

Strategic Research services

• Advisory/Target Operating Model • Business Process Re-engineering/Business management(BPM) • Transformational Solution Consulting • Business/Technology Alignment Analysis	• Omni-channel Digital Strategy • Experience Design ASD • Employee Engagement	• Application Portfolio Rationalization • SDLC Transformation • BA Competency Transformation

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

•

Application Development

•

Software Product Engineering

•

CRM Implementations

•

SAP Implementations

•

Content Management Services

•

Enterprise Mobility Services

•

Cloud Computing

•

Social Media Solutions

	• Systems Consolidation and Rationalization • Technology Migration and Porting • Web-enablement of Legacy Applications	• Data Management Services • Business Intelligence, Reporting and Decision Support • Master Data Management • Data Integration • Big Data Analytics	• Software Quality Assurance • Testing Frameworks • Test Automation • Performance Testing • Mobility Testing • Continuous Testing Services • Test Data Management • Managed testing services

        Our technology implementation services span a variety of capabilities, including custom application development, testing, maintenance and support services, and packaged software implementation services. We have extensive and deep partnerships with leading technology platform vendors. We have incorporated rapid, iterative development techniques into our approach, extensively employing prototyping, solution demonstration labs and other collaboration tools that enable us to work closely with our clients to understand and deliver to their most challenging business requirements. Leveraging our business consulting services with advanced techniques like our ASD workshops, we are able to develop and deploy applications quickly, often within solution delivery cycles of less than three months.

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

        Our application outsourcing services include the following application and platform management, infrastructure management and IT efficiency improvement services:

Application & Platform Management Services	Infrastructure Management Services	IT Efficiency Improvement Services

• Application Maintenance and Support • Maintenance and Enhancement of Applications • Cloud-environment Management & Support	• Managed Infrastructure Services • Remote Application Monitoring & support	• Code Quality Assurance • Gamified development environments • Agile DevOps • Gamified Continuous Integration/ Continuous Deployment

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

        We continue to strengthen our ability to deliver infrastructure management services ("IMS") and IT support related services to our clients, helping them manage their IT operations effectively through an offshore outsourced model. We have expanded our investments into the capabilities that we obtained through our acquisition of Apparatus, Inc. in April 2015 and are now able to deliver seamless infrastructure management services to our clients around the clock, but also to perform these services in an automated, cost-effective manner. Further, we have invested in building out strong capabilities in improving efficiencies in the developer environment. Our solutions around gamified Continuous Integration/ Continuous Deployment ("gamified CICD") and Agile DevOps have helped us create a highly agile development environment that allows our clients to accelerate development cycles, improve time-to-market, and become more responsive to changes in markets in which they operate.

        Global delivery model.    We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost-effective and timely manner by leveraging an efficient onsite-to-offshore service delivery mix and our proprietary global innovation process ("GIP"), and also enables us to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, which allows us to provide value-added services rapidly and cost-effectively. During the past four fiscal years, we performed at least 74% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ending March 31, 2019, we anticipate the onsite ratio to slightly increase due to new client engagements and existing work on larger, more complex programs requiring a larger onsite presence. Our delivery mix may also fluctuate from time to time due to several other factors, including new and existing client delivery requirements, as well as the impact of any acquisitions. Using our global delivery model, we generally maintain onsite teams at our clients' locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around the clock, world class execution capabilities that span multiple time zones.

        All of our major delivery centers, located in Hyderabad, Chennai and Bangalore in India and Colombo in Sri Lanka have been reassessed at CMMI Level 5 maturity. During our fiscal year ended March 31, 2018, we launched a Global CMMI Program to re-assess all of our delivery centers in Hyderabad, Chennai and Bangalore, India, and Colombo, Sri Lanka against CMMI-DEV v1.3 ML5 & CMMI-SVC v1.3 ML3. This would the first of the initiatives to cover multi-locations and multi-models (CMMI-DEV & CMMI-SVC). We expect the re-assessment to be completed by within our 2019 fiscal year. CMMI is a process improvement model used to improve a company's ability to manage project deliveries to ensure predictable results. CMMI's process levels are regarded as the standard in the industry for evolutionary paths in software and systems development and management.

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

Our IT solutions

        Our go-to-market strategy is to support our clients in accelerating business growth, while reducing the cost of IT operations. Our DTi solutions help our clients to support business growth initiatives, while our OE solutions allow our clients to improve IT efficiencies and reduce costs. Underlying these two broad solution areas is a set of transformational solution capabilities that support and augment our ability to add value through DTi and OE capabilities.

        Digital Engineering Services-based solutions.    Our DES solutions are designed to enable our clients to accelerate business growth by capitalizing on market adjacencies, developing new, complementary market segments, creating compelling digital storefronts, and delivering engaging digital consumer experiences. Our DES solutions harness innovative technology advances in mobility, social media, cloud computing and big data analytics to help our clients modernize their IT application environments and enable their businesses to capitalize on the new wave of millennial consumer demand and expectations.

        We have made significant investments in building out and expanding our digital capabilities including investments in UX and digital consulting. Over the fiscal year ended March 31, 2018, we not only developed a comprehensive framework to assess our clients' digital maturity, but also invested in a substantive market survey that helps us benchmark our clients' survey results against the best in their industry. We use this to help our clients develop a roadmap to digitally transform their businesses, leveraging our learning from what the best organizations in the industry are doing.

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

        We have invested in creating digital technology labs and innovation hubs within our global delivery centers to foster the development of emerging technology solutions and enable our clients to become digital enterprises. Our acquisition of eTouch Systems Corp., in March 2018, has helped strengthen our digital engineering capabilities, and establish a solid base in Silicon Valley, the hub of high-tech engineering companies. This acquisition will improve the digital engineering services we provide our clients, and help reinforce Virtusa's leadership position as a go-to partner for digital business transformation programs.

        Operational Excellence Services—based solutions.    Our OES solutions enable our clients to use innovative approaches to effort compression, IT simplification and automation to generate significant improvements in IT efficiencies in their organizations, including significant cost savings, improved ability to manage and deploy high quality, robust applications, accelerate time to market and reduce risks to business from IT inefficiencies. Our OES solutions use our proprietary Platforming approach, pre-emptive application management techniques, test automation, Agile DevOps, gamified CICD, cloud migration and hosting, and Robotics Process Automation ("RPA") to support our client CIOs and COOs reduce technical debt, lower total cost of ownership of IT assets, improve operational efficiencies and accelerate time to market. We use proprietary business consulting methodologies, like ASD, to help clients improve accuracy and scope of the solution being delivered, align organizational stakeholders on common, shared objectives, and accelerate the solution development process. Our unique platforming methodology helps clients rationalize their IT application infrastructure and develop lean, optimized enterprise application platforms that significantly lower the cost of maintenance, while improving the agility of the business to respond to emerging market demands.

        We provide a set of OES solutions across the IT lifecycle:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing

• Accelerated Solution Design ("ASD") • Business Process Re-engineering	• Lean Outcomes • Platforming	• Business Process Management • Robotics Process Automation • Cloud Migration	• Pre-emptive Application Management • IT managed services

        Over the past two years, we have increased our investments in areas like cloud computing, RPA, and gamified CICD through the establishment of innovation labs to support solution development and co-create proofs-of-concept and minimum viable products with our clients.

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

Provider lifecycle management

•

Pharmaco-vigilance

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

Sales and marketing

        Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long-term business relationships that continue to grow in size and strategic value. At March 31, 2018 and 2017, we had 314 and 298 marketing and business development full time equivalents, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals.

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

        Marketing.    We maintain a marketing presence in the United States, Europe (including the United Kingdom), India, and Sri Lanka. Our marketing team seeks to build our brand awareness and generate target lists and sales leads through industry events, press releases, thought leadership publications, direct marketing campaigns and referrals from clients, strategic alliances and industry analysts. The marketing team maintains frequent contact with industry analysts and experts to understand market trends and dynamics.

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

Clients and industry expertise

        We market and provide our services to companies in North America, Europe and Asia. For additional discussion regarding geographic information, see note 21 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2018 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiate us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. For instance, our largest client for the fiscal year ended March 31, 2018, Citi, accounted for 19% of our total revenue, and for the fiscal years ended March 31, 2017 and 2016, accounted for 17% and 3%, respectively.

        We focus primarily on three industries: C&T, BFSI and M&I. We build expertise in these industries through our customer experience and industry alliances by hiring industry specialists and by training our business analysts and other team members in industry-specific topics. Drawing on this expertise, we strive to develop industry-specific perspectives and services.

        Communications and technology.    For our communications clients, we focus on customer service, sales and billing functions, and regulatory compliance, helping them improve service levels, reduce time-to-market and modernize their IT environments. For our technology clients, which include hardware manufacturers and software companies, we provide a wide range of industry-specific service offerings, including product management services, product architecture, engineering and quality assurance services, and professional services to support product implementation and integration. These clients often employ cutting-edge technology and generally require strong technical skills and a deep understanding of the software product lifecycle.

        Banking, financial services and insurance.    We provide services to clients in the retail, wholesale and investment banking areas; financial transaction processors; and insurance companies encompassing life, property and casualty and health insurance. For our BFSI clients, we have developed industry specific services for each of these sectors, such as an account opening framework for banks, compliance services for financial institutions, and customer self-service solutions for insurance companies. The need to rationalize and consolidate legacy applications is pervasive across these industries and we have tailored our platforming approach to address these challenges.

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

Competition

        The IT services market in which we operate is highly competitive, rapidly evolving and subject to shifting client needs and expectations. This market includes a large number of participants from a variety of market segments, including:

  •
  offshore IT outsourcing firms, such as Cognizant Technology Solutions Corporation, HCL Technologies Limited, Infosys Technologies Limited, Capgemini Service SAS, Tata Consultancy Services Limited, Tech Mahindra Limited and Wipro Limited

  •
  consulting and systems integration firms, such as Accenture PLC., Capgemini Service SAS, Computer Sciences Corporation, Deloitte Consulting LLP and IBM Global Services

        We also occasionally compete with in-house IT departments, smaller vertically-focused IT service providers and local IT service providers based in the geographic areas where we compete. For instance on the millennial enablement side, we often compete with established digital services firms like SapientNitro or EPAM systems, as well as smaller vendors that compete on the basis of local presence, pricing and niche solutions/capabilities.

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

Human resources

        We thrive to bring "human" to all our "resources." We achieve this through cultivating a culture of empowering our team members at all levels and equipping them to nurture the teams below them. Our success lies in our ability to attract, develop, motivate and retain highly-skilled and multi-dimensional team members. We are able to accomplish this by focusing our people management strategy on six key components: recruiting, performance management, training and development, employee engagement and communication, compensation and retention. Our people management strategy also includes engaging subcontractors at all of our locations, especially in niche or hard to hire skills, on an as needed basis for specific client engagements.

        Recruiting.    To satisfy our clients needs, we need to ensure that we hire the best in market. Our global recruiting and hiring process addresses our need for a large number of highly-skilled, talented team members via a rigorous and efficient interview process involving technical, industry and analytics screening.

        In 2017 we won Candidate Experience Awards for delivering outstanding experiences to candidates throughout the recruitment process in geographies like North American (NA) and APAC.

        Over the years our campus hiring program has become very robust both in India and Sri Lanka. We started with an initiative called COE (Centre of Excellence) where we partner with colleges to develop IT curriculum, and support and train their faculty and award sponsorships. Our COE initiative in India commenced in the year 2014 and has grown from five colleges to sixteen colleges during our 2018 fiscal year. We have established eighteen COEs in sixteen colleges spread across the country. These COEs focus on current and futuristic skills like Java, data science, big data, Talend, cloud, CRM, specialized testing, BPM, front end engineering and Adobe CQ. This has resulted in a reduction of in-house training days post-hiring. These programs have helped us in improving the quality of hires, and ensuring our team members are project-ready faster.

        Performance management.    In our 2018 fiscal year, we took a step to move away from the traditional way of measuring employee performance and adopted a new platform called REPS (Real-time Engagement and Performance Score) for 40% for our team members. REPS is developed internally by our team and captures most of the performance areas on a real-time basis. The platform focuses on the need of having a transparent and gamified performance system for the millennial workforce. The platform also captures the engagement level of our team members, not just by measuring them on 4-5 key performance areas, but also on how they contribute to their self-development, teamwork and impact on the overall organization and its initiatives. Real-time performance data is visible to everyone, which enables a continuous feedback mechanism, which fosters trust, and empowers employees to be accountable for their performance in real time and not semi-annually as in the earlier framework. We have a roadmap for scaling up for larger population in the coming years. We won the Silver International Stevie Award for HR Department of the Year for innovation in employee empowerment.

        Training and development.    While we focus on hiring the best talent, our bigger focus is on development and reskilling our team members so that they remain relevant from a technology standpoint. We also focus on social learning through digital platforms wherein team members can collaborate and mentor each other to develop in technical field and behavioral space. We were able to deliver an average of 43.9 hours of training to our team members, resulting in higher deployment and higher retention as compared to the previous year. Virtusa has been recognized by ATD (Association for Talent Development) for the successful implementation of our Employee Learning week that we conducted in December 2017.

        Employee engagement and communication.    We strongly believe that open communication is essential to our team-oriented culture. Through regular company-wide updates from senior management, complemented by team member sessions at the regional, local and account levels, as well as regular town hall sessions, we ensure that we engage and interact with all our employees to optimize individual career paths while fostering a team culture. We use a digital platform called RAVE for acknowledging each other on a real-time basis on good work performed by our team members. We also use the platform to promote the pursuit of excellence, integrity, respect and leadership (PIRL) which are our core values. Yammer is another social digital business platform that we widely use to interact and share ideas and information with your colleagues. This strengthens collaboration and facilitates knowledge sharing, while driving transparency. We have been certified as one of UK's Top Employers for the 7th consecutive year, providing excellent employee conditions, nurturing talent, and striving to continuously improve employment practices.

        Compensation.    The best team members demand best remuneration. We consistently benchmark our compensation and benefits with relevant market data and make adjustments based on market trends and individual performance. Our compensation philosophy rewards performance by linking both variable compensation and salary increases to performance.

        Retention.    To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiatives, adaptive leadership and performance. During the twelve months ended March 31, 2018, we experienced voluntary team member attrition at a rate of 11.8% and involuntary team member attrition at a rate of 7%, which includes 3.4% related to implementation of certain cost saving and restructuring initiatives. We remain committed to improving and sustaining our voluntary attrition levels consistent with our long-term stated goals.

        We define attrition as the ratio of the number of team members who have left us during a defined period to the total number of team members that were on our payroll at the end of the period. Our human resources team, along with the business units, have been able to successfully bring down the voluntary attrition percentage from 14.5% in fiscal year 2017 to 11.8% in fiscal year 2018. We ensure retention of the right talent in the organization through various initiatives like:

  •
  providing re-skilling and development opportunities to our team members

  •
  sharing clear career paths with the team members and doing timely rotations so that team members get better exposure

  •
  providing team members opportunities to interact with our clients in their transformational journey

  •
  creating a transparent performance management system where team members can see each other's achievements through leader boards, thus inducing a competitive yet healthy work culture

  •
  providing digital tools to ensure that team members are able to share their views cutting across all levels of the organization on a non-moderated platform

  •
  ensuring that team members own their performance by focusing on self-development, knowing how to contribute to the team, and being aware of how they can make an impact on the overall organization

  •
  adopting a system to manage our people-related transactions in a more efficient way based mainly on self-service modules, hence empowering our leaders and their team members to take faster and informed decisions related to people matters

        At March 31, 2018, we had 20,491 team members worldwide. We also engage outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

Network and infrastructure

        Our global IT infrastructure is designed to provide uninterrupted service to our clients. Through a combination of targeted investments and a strong understanding of the emerging cybersecurity trends, we currently have a mature capability that can support any specific security and compliance requirements that our clients may have, in addition to the industry best-in-class safeguards that we already use to protect the client's network and infrastructure.

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

Virtusa Sustainability Program

        During the fiscal year ending March 31, 2018, we continued to strengthen our sustainability program. The goal of our sustainability program is to help reduce our environmental footprint, with ethical maturity, respect and dignity to all. Our sustainability program is an extension of our core corporate values of PIRL. We believe in doing more, and better, with less to help reduce the environmental footprint of our operations.

        Our sustainability program is based on the following core elements.

Area	Framework	Current Status

Health & Safety	OSHAS 18001:2007	Eleven technology centers in India and Sri Lanka are certified.
Environment (Code Green)	• ISO 14001:2004 (EMS)	• Eleven technology centers in India and Sri Lanka are certified for ISO 14001.
	• ISO 50001:2011 Guidance (Energy)	• Encompasses climate change, emissions, energy, water and waste management. • We report our GHG emissions to the Carbon Disclosure Project.
• ISO 14064 Guidance (Climate Change)
Business Continuity Management	ISO 22301:2012	Nine technology centers in India, Sri Lanka, UK, USA and Hungary are certified.
Information Security	ISO 27001:2013	Seventeen technology centers in India, Sri Lanka, UK, USA, Singapore and Hungary are certified.
Labor Standards and Diversity

•

SA 8000 Guidance

•

Modern Slavery Act 2015 (UK)

•

Equality Act 2010 (UK)

•

United Nations Convention on the Rights of Persons with Disabilities (UNCRPD)

•

United Nations Guiding Principles on Business and Human Rights (UNGPs)

Policies formulated under SA 8000 guidance since July 2016.
Anti-Bribery and Corruption	• Foreign Corrupt Practices Act 1977 • Bribery Act 2010 (UK)	Policy signed in line with framework.
Management Engagement, Social Impact	• ISO 26000 Guidance Companies Act 2013 section 135 (India)	Create social impact through the following:

•

Digital Reach—Creating a digitally inclusive society.

•

Campus Reach—Supporting the next generation of IT professionals to be workforce ready.

•

Tech Reach—Using technology for good.

CSR Operating Committee for pan-India formed in 2015.

        In our fiscal year ended March 31, 2018, we mapped each of these core elements in the framework with the Sustainable Development Goals (SDGs) in order to identify business priorities. As a result, the following SDGs were identified as high priority: Gender Equality; Decent Work and Economic Growth; Responsible Consumption and Production; Climate Action; Peace, Justice and Strong Institutions. The following SFDs were identified as medium priority: Quality Education; Clean Water and Sanitation; Industry Innovation and Infrastructure; Partnerships for the Goals.

        Our sustainability program is backed by relevant certification, policies and employee training for the core areas. During our fiscal year ended March 31, 2018, we obtained ISO 14001 and OHSAS 18001 certification for heritage Polaris Consulting technology centers in India. Under our Social Responsibility Program and related policies, we prohibit the use of forced labor, slavery or human trafficking and comply with all aspects of the Modern Slavery Act 2015 (UK)..

        Engagement, transparency and reporting enable us to continuously improve our sustainability program. While we have been a signatory to the United Nations Global Compact (UNGC) since 2008, in 2017 we chose to strengthen our commitment by selecting the participant engagement level. We have also been responding to the Carbon Disclosure Project (CDP) Supply Chain program since 2011 and the Climate Change program since 2016. Our 2017 performance band was "B" and we received a "B" for the Supplier Engagement Rating. Our CDP response can be accessed at: https://www.cdp.net/en/responses/20186. Our Communication on Progress (COP) to the UNGC can be accessed at: https://www.unglobalcompact.org/participation/report/cop/create-and-submit/active/392881.

        With regards to corporate social responsibility (CSR) activities, we focus on strategic projects where we can provide long term value. CSR projects are administered under three pillars: Campus Reach, Tech Reach and Digital Reach.

        Campus Reach—Our Campus Reach initiative is an industry-academia partnership designed to support the next generation of IT professionals to be workforce ready and thereby contribute to the growth of the IT/BPO industry. Campus Reach includes support on curriculum development, an internship program, mentoring for final year projects and Academic Excellence Awards.

        Tech Reach—Through Tech Reach, we use our software development and consulting expertise to contribute to projects of social benefit. Details of current Tech Reach projects are given below:

  •
  Sahana: 80+ employees built the coordination portal for the Government of Sri Lanka (CNO) within two weeks of the 2004 tsunami. "Sahana" has since been donated for public good and has been used around the world, including in the United States, Japan, Pakistan and Philippines for disaster management.

  •
  Àkura: The "Àkura" open source school management system was developed to help schools manage their administrative tasks more efficiently.

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

  •
  117 App: We developed an online solution for the Disaster Management Center (DMC) of Sri Lanka to facilitate better tracking and responsiveness to aid requests in the aftermath of the 2016 floods. Overall, more than 73,000 people were supported through the app.

        Digital Reach—Through Digital Reach, we aim to create a digitally inclusive society by IT-enabling communities. We helped set up a Digital Learning Center (DLC) for war rehabilitees in Sri Lanka, and also set up over 70 IT labs in rural schools.

        In India, we carried out the following corporate social responsibility activities during our fiscal year ended March 31, 2018:

  •
  Virtusa sponsored the "Carbon Zero—Renewable Energy Innovation Challenge" hosted by the Indian Institute of Technology Madras (IIT Madras) jointly with IWMA (Industrial Waste Management Association), in collaboration with the U.S. Consulate General, Chennai. "Carbon Zero Challenge" aimed to accelerate innovations that address climate change and help achieve the larger goal of fostering a sustainable ecosystem.

  •
  Support for Computer Shiksha, a nonprofit organization that works towards computer literacy among underprivileged children. The goal of Computer Shiksha is to reach a million children by 2020. Training is done through practical classroom learning as well as online videos.

  •
  Virtusa extended support for Ullas Trust, which was started in 1997 by Polaris Consulting to recognize academic excellence in students from economically challenged areas and focuses on students from Class (Grade) 9 to 12. Over the two decades, Ullas has awarded merit scholarships to more than 52,000 students. In addition, the SUMMIT weekend enrichment programs provide five interventions of three hours each per year over the four year period of the child's association with Ullas.

Business segments and geographic information

        We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see note 21 to our consolidated financial statements for the fiscal year ended March 31, 2018 contained in this Annual Report.

Our corporate and available information

        We were originally incorporated in Massachusetts in November 1996 as Technology Providers, Inc. We reincorporated in Delaware as eRunway, Inc. in May 2000 and subsequently changed our name to Virtusa Corporation in April 2002. Our principal executive offices are located at 132 Turnpike Road, Suite 300, Southborough, Massachusetts 01772, and our telephone number at this location is (508) 389-7300. Our website address is www.virtusa.com. We have included our website address as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of, or incorporated by reference into, this Annual Report. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, we make available our Code of Business Conduct and Ethics free of charge through our website. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Stock Market by filing such amendment or waiver with the SEC and posting it on our website.

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

        We have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For our fiscal years ended March 31, 2018 and 2017, our top three clients collectively generated approximately 31% and 27% of our revenue, respectively. For the fiscal year ended March 31, 2018, Citi accounted for 19% of our total revenue. The loss of, or material reduction in revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients, or the acquisition of a client or cost savings initiatives of our clients which may result in immediate lower external spend by our clients. Further, the loss of, or material reduction in, revenue from any one of our major clients has required us, and could in the future require us, to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

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

        In our fiscal year ended March 31, 2018, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2018, we earned approximately 67% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 25% from the prior fiscal year. Due to the Polaris acquisition, we have increased our industry concentration, most particularly in BFS. If any decline in the growth of the BFSI industries or large clients in such industries, particularly in the BFS or insurance industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus or impact of large clients in such industries, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow, particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation, or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States, Europe (particularly, the United Kingdom), or other countries, which could result in lost revenue, lower gross margins, delays in or losses of client engagements and otherwise adversely affect our ability to meet our growth, revenue and profit projections.

        The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits, including the H-1(B) visa. The Government conducts a random lottery to determine which H-1(B) applications will be adjudicated that year. Increasing demand for H-1(B) visas, or changes in how the annual limit is administered, could limit the company's ability to access those visas. In recent years, the United States has increased the level of scrutiny in granting H-1(B), L-1 and other business visas. The H-1(B) visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four-year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H-1(B) visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H-1(B) visa extensions after the six-year period may be available. H-1(B) visa holders are required to be paid the higher of the actual wage or the prevailing wage for their position at the site of their employment.

        In addition, there are strict labor regulations associated with the H-1(B) visa classification, including disclosure, attestations and document retention. Employers who are H-1(B) dependent (i.e. those with fifteen percent (15%) or more of their workforce on H-1(B) visas are potentially subject to additional disclosures, attestations and subject to specific affirmative recruitment requirements if the employees they sponsor for H-1(B) visa do not qualify as "exempt" employees. An exempt employee is one who is either (a) paid an annual salary of at least $60,000 or b) one who holds a masters or higher degree in a specialty occupation related to their employment. In September 2014, we became an "H-1(B) Dependent Employer." To avoid being subject to additional attestations, disclosures, and affirmative recruitment requirements, we do not sponsor employees for H-1(B) visas who make less than $60,000 per year. As a "H-1(B) Dependent Employer" our petitions are subject to greater scrutiny at the time of adjudication. All users of the H-1(B) program are subject to periodic site visits from the United States Citizenship and Immigration Services, or USCIS, to verify their compliance with immigration and Labor Regulations. In addition, the Wage and Hour Division of the United States Department of Labor may also conduct H-1(B) audits to verify compliance with labor regulations. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H-1(B) classification may result in back-pay liability, substantial fines, and/or a ban on future use of the H-1(B) program and other immigration benefits. We are users of the H-1(B) visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients. As a result of our H-1(B) Dependent Employer status, we are likely subjected to more site visits and a higher level of scrutiny by USCIS and the US Department of Labor than Non-Dependent Employers.

        We also regularly transfer employees from our global subsidiaries, primarily those from India and Sri Lanka, to the United States to work on projects and at client sites using the L-1 visa classification. The L-1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved "Blanket L Program," under which the corporate relationships of our transferring and receiving entities have been pre-approved by the USCIS, thus enabling individual L-1 visa applications to be presented directly to a visa-issuing United States consular post abroad rather than undergoing the individual petition pre-approval process through USCIS in the United States. In recent years, both the United States consular posts that review initial L-1 applications and USCIS, which adjudicates individual petitions for initial grants and extensions of L-1 status, have become increasingly restrictive with respect to their interpretation of the regulations governing this category and all applications are subject to increased scrutiny. As a result, the rate of refusals of both individual and blanket L-1 petitions and of extensions has materially increased. In addition, even where L-1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have substantially delayed visa issuances as they are allowed the right to further scrutinize the visa and request for additional supporting documentation. Any inability to bring, or delays in bringing, qualified technical personnel into the United States to staff on-site customer locations would have a material adverse effect on our client engagements, our business, results of operations and financial condition. Due to these immigration delays, we may also be required to hire or subcontract resources locally to perform the work onsite, thus negatively impacting our gross margins and overall profitability.

        Since 2010 US, immigration law has imposed enhanced filing fees on employers who are significantly dependent upon H-1(B) and L-1 visa holders. An employer whose overall count of full-time employee equivalents consists of 50% or more of individuals holding H-1(B) or L-1 visas are subject to an enhanced filing fee. That enhanced fee is $4,000 and $4,500 for each new H-1B or L-1 petition filed respectively. We have been required to pay these enhanced fees, as the percentage of our overall US based workforce holding H-1(B) and L-1 visa status remains above the 50% mark. While we closely monitor the visa makeup of our workforce in an attempt to minimize our exposure to such enhanced fees and make efforts to recoup these costs either directly from our clients or indirectly through our billing rates, these enhanced fees have had a negative impact on our gross profit and overall cost of operations. Further growth and increased demand for our services will likely make it increasingly difficult for us to avoid the payment of these fees, thus impacting our gross margins and overall profitability.

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

        The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. The U.S. Congress has been actively considering various proposals that would make extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Further, the current U.S. administration or Congress may seek to limit the admission of high-skilled temporary and permanent workers and has issued and may continue to issue executive orders designed to limit immigration. Any such provisions may increase our cost of doing business in the United States and may discourage customers from seeking our services. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed

        The potential risks and impact to our business if changes are made to immigration laws relating to use of H-1(B) and L-1 visas are approved could include:

  •
  Reduced ability to bring in foreign workers on an L-1 or H-1(B) visa

  •
  Increased scrutiny and requests for proof of eligibility on the use of L-1 and H-1(B) visas

  •
  Higher costs, including wages and benefits, for H-1(B) and L-1 visa holders

  •
  Elimination of the company's ability to pay the living expenses of an L-1 visa holder on a tax-free basis

  •
  Increased oversight by the Department of Labor ("DOL") over issuance, use and administration of L-1 visas, just as the DOL currently oversees H-1(B) visas

        Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing any such requests and our costs of operations could materially rise, thus materially and negatively impacting our gross margins and our statement of income. Any inability to obtain, or extended delays in obtaining, these visas, or any delays or inability to hire resources for existing or future client projects could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources at substantially higher wage levels, rather than using existing offshore resources to staff onsite engagements which would materially reduce our gross margins. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S. prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax-free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins could then be materially and adversely affected. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

The international nature of our business exposes us to many complex risks, which may be beyond our control.

        We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia, Switzerland and Sweden and we serve clients across North America, Europe and Asia, and with the Polaris acquisition, added operations in Hong Kong, United Arab Emirates, New Zealand, Japan, Australia and Canada. For the fiscal years ended March 31, 2018, 2017 and 2016, revenue generated outside of the United States accounted for 35%, 35% and 30% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, Austria, Malaysia, Sweden, Switzerland and the Netherlands, as well as Polaris and its operating subsidiaries which are incorporated in Australia, China, the United Arab Emirates, Japan and Canada. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

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

        We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The changes included in the Tax Act are broad and complex. The final impacts of the Tax Act may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. It is very difficult to assess the overall effect of potential tax changes, and how they might impact our future financial results. For instance, during fiscal 2019, we expect additional guidance with respect to Base erosion tax and Global intangible low taxed income that might have an impact on our current estimates.

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

        Our quarterly revenue, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future. The factors that are likely to cause these variations include:

  •
  unanticipated contract or project terminations, or reductions in scope or size of IT engagements

  •
  the continuing financial stability and growth prospects of our clients

  •
  our ability under US GAAP to recognize the revenue associated with the services performed in the applicable fiscal period due to many factors, including having fully signed contractual agreements with our clients for such periods or our ability to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines in the applicable fiscal period and achieve revenue recognition under US GAAP

  •
  lengthening of sales cycles

  •
  the number, timing, scope and contractual terms of IT projects in which we are engaged

  •
  delays in project commencement or staffing delays due to immigration issues or our inability to assign appropriately skilled or experienced personnel

  •
  our ability to obtain visas or applicable work permits for offshore personnel to commence projects at a client site for new or existing engagements

  •
  our ability to forecast demand for our services and thereby maintain an appropriate number of team members

  •
  the accuracy of estimates of resources, effort, time and fees required to complete fixed-price projects and costs, effort and time incurred in the performance of each project

  •
  changes in pricing in response to client demand and competitive pressures

  •
  our inability to manage the optimum mix of onsite and offshore staffing or required use of subcontractors

  •
  the mix of leadership and senior technical resources to junior engineering resources staffed on each project

  •
  unexpected changes in the utilization rate of our IT professionals

  •
  inability to collect our receivables from, or bill our unbilled services to, our clients due to our performance or client financial difficulties or client satisfaction with our performance, resulting in deferral of revenue recognition under US GAAP, delays in collection and/or negative impact on our cash flows

  •
  seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients

  •
  the ratio of fixed-price contracts to time-and-materials contracts

  •
  employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka

  •
  our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

  •
  acquisitions, including transaction-related costs and write-downs from future impairments of identified intangible assets and goodwill, and other one-time, non-recurring projects

        As a result, our revenue and our operating results for a particular period are challenging to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also challenging to predict because we derive a substantial portion of our revenue from fees for services generated from short-term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to salary expense, rent, depreciation expense and amortization of purchased intangible assets, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:

  •
  a client's decision not to pursue a new project or proceed to succeeding stages of a current project

  •
  the completion during a quarter of several major client projects, resulting in our having to pay underutilized team members in subsequent periods

  •
  adverse business decisions of our clients regarding the use of our services

  •
  our inability to transition team members quickly from completed projects to new engagements

  •
  our inability to manage costs, including personnel, infrastructure, facility and support services costs

  •
  exchange rate fluctuations

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

        In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, or Brexit Referendum. The Brexit Referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process, which the U.K. government initiated in March 2017. The Brexit Referendum has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union. As we have material operations in the United Kingdom and Europe and our global operations serve many customers with significant operations in those regions, our financial condition and results of operation may be impacted by such uncertainty.

        For the fiscal year ended March 31, 2018, revenues from our customers in the United Kingdom and the rest of Europe represented 15% and 9%, respectively, of our consolidated revenues. A significant portion of our revenues from customers in the United Kingdom is generated in British pounds. This exposure subjects us to revenue risk with respect to our customers in the United Kingdom as well as to risk resulting from adverse movements in foreign currency exchange rates. In addition, for the fiscal year ended March 31, 2018, revenues from our BFSI customers represented 67% of our consolidated revenues. Uncertainty regarding future United Kingdom financial laws and regulations, the withdrawal terms of the United Kingdom from the European Union and the future trade terms between the United Kingdom and the European Union could negatively impact the financial services sector, including our customers in such sector, and as a consequence adversely impact our financial condition and results of operations. Further, it is uncertain what impact the withdrawal of the United Kingdom from the European Union will have on general economic conditions in the United Kingdom, the European Union and globally. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

If we cannot attract and retain highly-skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

        Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly-skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2018, our voluntary attrition rate was 11.8%. We, and the industry in which we operate, generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers with which we compete have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners. These events have created and may in the future create, larger and better capitalized competitors. Our competitors may have superior abilities to compete for market share and compete against us for our existing and prospective clients. Our competitors may also have larger engagements with our existing or prospective clients which, due to our size and scale, may provide our competitors with significant advantages in any competitive bidding process. Our competitors may also be better able to use significant economic incentives, such as lower billing rates or non-billable resources, to secure contracts with our existing and prospective clients or gain a competitive advantage by being able to staff engagements that we are unable to staff, due to our shortage of resources, our lack of special skill sets or immigration delays. Our competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow our competitors to have advantages over us to meet client demands in an engagement requiring large numbers and varied types of resources with specific experience or skill-sets that we may not have readily available in the short-term or the long-term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

Our previous acquisitions, including the eTouch and Polaris acquisitions, and any future acquisitions may be difficult to integrate, could divert the attention of key management personnel, materially disrupt our business, dilute stockholder value and materially adversely affect our financial results, including impairment of goodwill and other intangible assets, if we are unable to realize the expected revenue and synergy growth or efficiencies from these acquisitions.

        For the Polaris, eTouch and other recent acquisitions, as well as any future acquisitions, we may incur substantial risks, including:

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

        Our organizational structure could also make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We have completed eleven acquisitions from November 2009 to March 31, 2018, including the closing of the Polaris and eTouch acquisitions. If we fail to successfully integrate these acquired companies or any company that we may acquire in the future and maintain their value, or if any existing or future acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company, or any impairment of intangible assets or goodwill of any such acquired company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

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

        In addition to the Orogen Preferred Stock Financing, we have also incurred substantial indebtedness under a senior secured debt facility to finance the Polaris transactions, including the delisting process of Polaris, and the eTouch acquisition. On February 6, 2018, we entered into a $450.0 million credit agreement with a syndicated bank group, which amends and restates our prior $300.0 million credit agreement under the new credit facility, we drew down $180.0 million on the new term loan and $55.0 million on the new revolving credit facility to repay in full the prior credit facility and fund the Polaris delisting transaction. We are obligated to pay certain interest and amortization payments under this new credit facility. The term of the Credit Agreement is five years, ending February 6, 2023. As of March 31, 2018, the outstanding amount under the Credit Agreement was $305.0 million.

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

        In connection with the Polaris acquisition, delisting process and related transactions, as well as the eTouch acquisition, we entered into a credit facility for $450.0 million, which amends and restates our prior $300.0 million credit agreement and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan, of which we have drawn down $71 million in term loan and $49 million from the line of credit to buy the Polaris shares, with $145 million remaining under the revolving credit facility. On May 3, 2017, we closed the Orogen Preferred Stock Financing, amended our credit agreement primarily to issue the convertible preferred stock and pay certain dividends with respect to the convertible preferred stock and used $81 million of the convertible preferred stock proceeds to repay part of our $200 million term loan.

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

        Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, as well as our obligations under our Orogen Preferred Stock Financing, including annual and quarterly dividend obligations and the redemption requirement, could have important consequences, including by:

  •
  impairing our ability to invest in and successfully grow our business and make acquisitions

  •
  making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default

  •
  limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

  •
  hindering our ability to raise equity capital

  •
  increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting

  •
  imposing additional restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets

  •
  placing us at a possible disadvantage relative to less leveraged competitors and competitors that have better access to capital resources

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

        In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets. We therefore may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2018, we had approximately $244.9 million of cash, cash equivalents, short term investments and long-term investments of which we hold approximately $191.0 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka, Singapore and the United Kingdom.

Cash in these non-U.S. locations may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States or other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash would be subject to additional taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, global operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

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

        In particular, our efforts to comply with Section 404 of the Sarbanes- Oxley Act of 2002 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors' audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our control environment is functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent registered public accountant to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting, including operations of any acquired businesses, such as Polaris or eTouch, in the applicable reporting period, for future year-ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

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

        The exchange rates among the Indian and Sri Lankan rupees and the U.S. dollar and the U.K. pound sterling, as well as the exchange rates between the U.S. dollar and the U.K. pound sterling, have changed substantially in prior periods and may continue to fluctuate substantially in the future. We expect that a majority of our revenue will continue to be generated in the U.S. dollar, U.K. pound sterling, Indian Rupee, the Australian dollar, the Canadian dollar and the Singapore dollar for the foreseeable future. Any appreciation of the U.S. dollar against the U.K. pound sterling, the euro, the Indian rupee, the Singapore dollar, the Canadian dollar and/or the Australian dollar will likely have a negative impact on our revenue, operating income and net income. For the foreseeable future, we also expect that a significant portion of our expenses, including personnel costs and operating expenditures, will continue to be denominated in Indian and Sri Lankan rupees. Accordingly, any material appreciation of the Indian rupee or the Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse effect on our cost of revenue, gross margins and net income, which may in turn have a negative impact on our business, operating results, financial condition and results of operations.

Our operating results may be adversely affected by our use of derivative financial instruments.

        There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities will be effective.

        Although we have adopted a six-quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego certain potential benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments' unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian-rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. In addition, as part of the Polaris acquisition, we have assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18-month period. While these hedges are achieving their designed objective for Polaris, upon consolidation they may cause volatility in our U.S. dollar denominated revenue due to variations between monthly average and contract hedge rates when converting back to U.S. dollars in consolidation. Furthermore, we are exposed to foreign currency volatility related to other currencies including, the Swedish Krona, the Canadian dollar, the euro, the Singapore dollar, the Sri Lankan rupee, and the Australian dollar, which are either not hedged or not hedged in full. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in the respective local currency.

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

        Our growth, including the eTouch acquisition and integration of eTouch into Virtusa, will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls in the United States, Europe, India, Sri Lanka and elsewhere. In particular, our continued growth will increase the challenges involved in:

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

        Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services and continue to develop in ways which we cannot predict, including with respect to evolving technologies such as cloud computing. This includes the Global Data Protection Regulation (GDPR), the European Union-wide legal framework to govern data collection, use and sharing and related consumer privacy rights, expected to take effect in 2018. The GDPR includes significant penalties for non-compliance. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

We may face liability if we breach our obligations related to the protection, security, nondisclosure of confidential client information or disclosure of sensitive data or failure to comply with data protection laws and regulations.

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

        In addition, as a global service provider with customers in a broad range of industries, we often have access to or are required to manage, utilize, collect and store sensitive data subject to various regulatory regimes, including but not limited to U.S. federal and state laws governing the protection of personal financial and health data and the European Union Directive on Data Protection (to be superseded by the European Union's General Data Protection Regulation in May 2018). If unauthorized access to or disclosure of such data in our possession or control occurs or we otherwise fail to comply with applicable laws and regulations in this regard, we could be exposed to civil or criminal enforcement actions and penalties in connection with any violation of applicable data protection laws, as well as lawsuits brought by our customers, our customers' customers, their clients or others for breaching contractual confidentiality and security provisions or data protection laws. Laws and expectations relating to data protections continue to evolve in ways that may limit our access, use and disclosure of sensitive data, and may require increased expenditures by us or may dictate that we not offer certain types of services.

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

        We depend upon third parties to provide a high-speed network of active voice and data communications 24 hours per day and various satellite and optical links between our global delivery centers and our clients. Consequently, the occurrence of a natural disaster or other unanticipated problems with the equipment or at the facilities of these third-party providers could result in unanticipated interruptions in the delivery of our services. For example, we may not be able to maintain active voice and data communications between our global delivery centers and our clients' sites at all times due to disruptions in these networks, system failures or virus attacks. Any significant loss in our ability to communicate or any impediments to any IT professional's ability to provide services to our clients could result in a disruption to our business, which could hinder our performance or our ability to complete client projects in a timely manner. This, in turn, could lead to substantial liability to our clients, client dissatisfaction, loss of revenue and a material adverse effect on our business, our operating results and financial condition. We cannot assure you that our business interruption insurance will adequately compensate our clients or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose clients.

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

        In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. ("Virtusa SL"), was approved as an export computer software developer by the BOI in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12-year tax holiday agreement, which is set to expire on March 31, 2019, requires that we meet certain new job creation, retention and investment criteria. As of March 31, 2018, we believe we have met the job creation target. We have submitted the required details to BOI and are awaiting their confirmation. At March 31, 2018, we were eligible for the entire 12-year tax holiday. Further, the Sri Lankan Department of Inland Revenue has challenged the eligibility of the initial year of our granted tax holiday. This challenge was affirmed by the Tax Appeals Commission based on their judgment that we did not meet the required investment commitments. However, during the fiscal year ended March 31, 2015, we received notice from the BOI certifying the tax holiday for all previously claimed years, including the initial year under challenge. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, and financial results and materially reduce our profitability.

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

Our facilities are at risk of damage by earthquakes, tsunamis, flooding and climate change induced natural disasters

        In December 2004, Sri Lanka and India were struck by multiple tsunamis that devastated certain areas of both countries. Our Indian and Sri Lankan facilities are also located in regions that are susceptible to tsunamis. Flooding and other natural disasters related to climate change may increase the risk of disruption of information systems and telephone services for sustained periods. In the recent past, Chennai and Sri Lanka have both been affected by floods. In December 2015, Chennai, India suffered one of the worst flooding and rains in the history of Chennai which shut down our facilities, had a negative impact on our operations and client engagements, and triggered our business continuity plans where we tried to mitigate the impact to our clients, employees and our business. In 2016 and 2017, Sri Lanka was affected by floods, which did not impact our operations directly, but did impact our employees. Damage or destruction that interrupts our ability to deliver our services could damage our relationships with our clients and may cause us to incur substantial additional expenses to repair or replace damaged equipment or facilities. Our insurance coverage may not be sufficient to cover all such expenses. Furthermore, we may be unable to secure such insurance coverage or to secure such insurance coverage at premiums acceptable to us in the future. Prolonged disruption of our services as a result of natural disasters may cause our clients to terminate their contracts with us and may result in project delays, project cancellations and loss of substantial revenue to us. Prolonged disruptions may also harm our team members or cause them to relocate, which could have a material adverse effect on our business.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located in Southborough, Massachusetts where we lease approximately 12,120 square feet for a term expiring July 31, 2028.

        We both own and lease facilities to support our operations. At March 31, 2018, we leased 863,567 square feet and owned 922,150 square feet in four countries to deliver services globally to our clients, as set forth in the table below:

Country	Number of Locations	Square Footage Leased	Square Footage Owned	Total Square Footage	Lease period
India	19	503,028	922,150	1,425,178	1 - 8 years
United states	12	173,502	—	173,502	1 - 11 years
Sri Lanka	5	176,608	—	176,608	1 - 5 years
Singapore	1	10,429	—	10,429	1 - 5 years

Total	37	863,567	922,150	1,785,717

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

        We have sales and business development offices located in New York, Chicago, the United Kingdom, Germany, Austria, Japan, United Arab Emirates, Switzerland, Hong Kong, the Netherlands, Australia and New Zealand. We also have sales and delivery offices in Sweden, New Jersey, Indianapolis, Ohio, Tampa, Windsor, Connecticut, Canada, Hungary, and Malaysia. These leases vary in duration and have expiration dates ranging from one year to eleven years.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock trades on the Nasdaq Global Select Market under the symbol "VRTU". The following table sets forth, for the periods indicated, the high and low sale prices for our common stock during our fiscal years ended March 31, 2018 and March 31, 2017, respectively, as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal 2017:
First quarter	$38.31	$27.57
Second quarter	$29.73	$20.74
Third quarter	$25.37	$18.03
Fourth quarter	$34.92	$24.84
Fiscal 2018:
First quarter	$33.06	$25.72
Second quarter	$38.31	$28.45
Third quarter	$48.71	$34.79
Fourth quarter	$52.88	$39.77

        As of May 22, 2018, there were approximately 29,681,942 shares of our common stock outstanding held by approximately 99 stockholders of record and the last reported sale price of our common stock on the Nasdaq Global Select Market on May 22, 2018 was $48.93 per share.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock. We currently expect to retain future earnings, if any, to finance the growth and development of our business and we do not anticipate paying any cash dividends in the foreseeable future. We intend to permanently reinvest our foreign earnings. Our line of credit with a bank could restrict, or our terms of convertible preferred stock could impair, our ability to declare or make any dividends or similar distributions.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

        Except for sales of unregistered securities that have been previously reported by the Company in either its quarterly reports on Form 10-Q or current reports on Form 8-K, there were no sales of unregistered securities of the Company during the period covered by this Report.

Issuer Purchases of Equity Securities

        Under the terms of our 2007 Stock Option and Incentive Plan ("2007 Plan") and 2015 Stock Option and Incentive Plan ("2015 Plan"), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended March 31, 2018, we withheld an aggregate of 92,966 shares of restricted stock at a price of $47.53 per share.

Item 6.    Selected Financial Data.

        The selected historical financial data set forth below at March 31, 2018 and 2017 and for the fiscal years ended March 31, 2018, 2017 and 2016 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data at March 31, 2016, 2015 and 2014 and for the fiscal years ended March 31, 2015 and 2014 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per share amounts)
Revenue	$1,020,669	$858,731	$600,302	$478,986	$396,933
Costs of revenue	725,445	620,950	389,310	304,422	250,533

Gross profit	295,224	237,781	210,992	174,564	146,400
Operating expenses	248,837	219,410	165,672	121,996	103,988

Income from operations	46,387	18,371	45,320	52,568	42,412
Other income (expense)	(4,551)	447	12,349	4,832	3,512

Income before income tax expense	41,836	18,818	57,669	57,400	45,924
Income tax expense	32,888	2,561	12,649	14,954	11,549

Net income	8,948	16,257	45,020	$42,446	$34,375
Less: Net income attributable to the noncontrolling interests, net of tax	7,694	4,399	218	—	—

Net income available to Virtusa stockholders	$1,254	$11,858	$44,802	$42,446	$34,375
Less: Series A Convertible Preferred Stock dividends and accretion	3,963	—	—	—	—

Net income (loss) available to Virtusa common stockholders	$(2,709)	$11,858	$44,802	$42,446	$34,375

Basic earnings (loss) per share available to Virtusa common stockholders	$(0.09)	$0.40	$1.53	$1.48	$1.32

Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.09)	$0.39	$1.49	$1.44	$1.27

Weighted average number of common shares outstanding
Basic	29,397,350	29,650,026	29,233,861	28,753,102	26,116,516
Diluted	29,397,350	30,215,171	30,004,982	29,555,624	26,973,001

Consolidated balance sheets data

	At March 31,
	2018	2017	2016	2015	2014
	(In thousands)
Cash and cash equivalents	$194,897	$144,908	$148,986	$124,802	$82,761
Working capital	$332,635	$354,480	$387,515	$286,034	$193,319
Total assets	$1,113,180	$923,420	$980,012	$489,737	$449,425
Long-term debt, less current portion	$288,227	$176,722	$185,633	—	—
Series A Convertible Preferred Stock	$106,996	—	—	—	—
Noncontrolling interests	$17,460	$87,984	$152,942	—	—
Virtusa stockholders' equity	$418,623	$497,032	$475,013	$423,775	$374,070

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

Business overview

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global provider of digital engineering and information technology ("IT") outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking, financial services insurance healthcare, communications, and media and entertainment, as these clients seek to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience ("UX") design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, unique platforming methodology, and deep domain and technology expertise. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design ("ASD"), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client's specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients' business imperative initiatives across business growth and IT operations.

        Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States.

        To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. ("eTouch US") and each of the equity holders of eTouch US to acquire all of the outstanding shares of eTouch US, and certain of the Company's Indian subsidiaries entered into an share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd ("eTouch India," together with eTouch US, "eTouch") and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India.

        Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, we acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140.0 million in cash, subject to certain adjustments, with up to an additional $15.0 million set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price will be paid in three tranches with $80.0 million paid at closing, $42.5 million on the 12-month anniversary of the close of the transaction, and

$17.5 million on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments.

        On March 3, 2016, to create a unique, fully integrated provider of comprehensive solutions and services across the banking and financial services industry, expand our addressable market, and enable us to pursue larger consulting and outsourcing contracts, our Indian subsidiary acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited ("Polaris") for approximately $168.3 million in cash (the "Polaris Transaction") pursuant to a share purchase agreement dated as of November 5, 2015, by and among our Indian subsidiary, Polaris and the promoter sellers named therein. On April 6, 2016, in connection with the Polaris Transaction, we completed an unconditional mandatory open offer (the "Mandatory Tender Offer") to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders for an aggregate purchase price of approximately $89.1 million (Indian rupees 5,935 million). Upon the closing of the Mandatory Tender Offer, our ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, we sold 3.7% of our shares of Polaris common stock through a public offering for approximately $7.6 million in proceeds, net of $0.2 million in brokerage fees and taxes, which reduced our ownership interest in Polaris from 78.6% to 74.9% of Polaris' basic shares of common stock outstanding.

        In connection with our acquisition of Polaris, on October 26, 2017, we announced our intention to commence through our Indian subsidiary, a process that could lead to the delisting of our Indian subsidiary, Polaris, from all stock exchanges on which Polaris' common shares are listed. On February 12, 2018, we consummated the Polaris delisting offer with respect to the public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in an accepted exit price of INR 480 per share ("Exit Price"), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs, resulting in Virtusa India increasing its ownership interest in Polaris from approximately 74% to approximately 93% of the share capital of Polaris. Upon receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. For a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed, Virtusa India will permit, in compliance with SEBI Delisting Regulations, the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. If all the remaining shares of Polaris are tendered at the Exit Price, we would pay an additional consideration of approximately $56.0 million.

        In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. ("Citi") and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy ("GTRS") for the provision of IT services to Citi on an enterprise wide basis ("GTRS Preferred Vendor"), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi (which is now satisfied), (iii) the parties amended Polaris' master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the "Citi/Virtusa MSA"), and (iv) Virtusa agreed to terminate Virtusa's existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement.

        In support of the delisting transaction and the eTouch acquisition, on February 6, 2018, we entered into a $450.0 million credit agreement ("Credit Agreement") with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25,

2016 ("Prior Credit Agreement") to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company's ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (see Note 11 to the Consolidated Financial Statements for further information). As of March 31, 2018, the outstanding amount under the Credit Agreement was $305.0 million.

        On May 3, 2017, we entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which Orogen purchased 108,000 shares of the Company's newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00 (the "Orogen Preferred Stock Financing"). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa's Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

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

        In connection with the investment, we repaid $81 million of our outstanding term loan under our Prior Credit Agreement, and our board of directors approved the repurchase of approximately $30 million of our common stock.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the "Tax Act"). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. (See Note 14 to the Consolidated Financial Statements for further information)

        At March 31, 2018, we had 20,491 employees, or team members, an increase from 17,750 at March 31, 2017. For the fiscal year ended March 31, 2018, we had revenue of $1,020.7 million and income from operations of $46.4 million. In our fiscal year ended March 31, 2018, our revenue increased by $161.9 million, or 18.9%, to $1,020.7 million, as compared to $858.7 million in our fiscal year ended March 31, 2017. Our net income decreased from $11.9 million in our fiscal year ended March 31, 2017 to a net loss of $(2.7) million in our fiscal year ended March 31, 2018.

        The key drivers of the increase in revenue in our fiscal year ended March 31, 2018, as compared to our fiscal year ended March 31, 2017, were as follows:

  •
  Broad based growth, particularly in our top ten clients

  •
  Broad revenue growth in our industry groups, particularly banking and telecommunications

  •
  Revenue growth in all our geographies, led by Europe

        The key drivers of our decrease in net income in our fiscal year ended March 31, 2018, as compared to our fiscal year ended March 31, 2017, were as follows:

  •
  Substantial increase in income tax expense from the provisional impact of the Tax Act principally related to the repatriation tax and re-measurement of deferred tax assets;

  •
  Substantial increase in foreign currency transaction losses, primarily due to depreciation of the Indian rupee against the U.S. dollar;

    partially offset by:

  •
  Higher revenue, particularly in our top ten clients, including accelerated growth in banking and telecommunications;

  •
  Increase in gross profit due to higher revenue, and higher gross margin driven by significantly higher utilization;

  •
  Decrease in operating expense as a percentage of revenue, reflecting a larger revenue base

        High repeat business and client concentration are common in our industry. During the fiscal year ended March 31, 2018, 96% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

        For the fiscal years ended March 31, 2018, 2017 and 2016, we generated 56%, 59%, and 54%, respectively, of revenue from application outsourcing and 44%, 41% and 46%, respectively, of revenue from consulting services. We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts was 41%, 43%, and 39% of total revenue for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The revenue earned from fixed-price contracts reflects our clients' preferences.

        At March 31, 2018, we had cash and cash equivalents, short-term and long-term investments, which is a non-GAAP measure, of $244.9 million, as compared to $237.0 million at March 31, 2017.

        From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. For instance, for the fiscal year ended March 31, 2018, we completed the acquisition of eTouch, which expands our digital solution offerings and for the fiscal year ended March 31, 2016, we acquired Polaris, which expanded our banking and financial services offerings and domain expertise as described above. We expect that for our long-term growth, from time to time, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.

        For the fiscal year ending March 31, 2019, we expect the following factors, among others, to affect our business and our operating results:

  •
  Demand from our clients, particularly for transformational solutions and outsourcing services

  •
  Ability to leverage our deep domain expertise to provide digital transformational solutions across our industry groups

  •
  Impact of an increased effective income tax rate as a result of Tax Act

  •
  Foreign currency volatility

        For the fiscal year ending March 31, 2019, we plan to:

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

  •
  Continue to invest in our talent base, including new onsite campus recruitment programs

  •
  Implement resource and operating optimization initiatives to continue to improve operating efficiencies

  •
  Deepen our solution and service offerings across the software development lifecycle, including application support and maintenance and independent software quality-assurance

  •
  Continue to invest in new and existing offshore delivery centers, as well as new geographies

  •
  Pursue opportunistic acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise, and/or service offerings

        As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2018, we finished the fiscal year with a total headcount of 20,491 as compared with a total headcount of 17,750 for the fiscal year ended March 31, 2017, which reflects voluntary and involuntary attrition. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2018, our attrition rate reflects voluntary attrition of 11.8% and involuntary attrition of 7.0%, which includes 3.4% related to implementation of certain cost saving and restructuring initiatives. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

        We maintain a six quarter rolling and layering hedging program, which we believe has been effective since inception at reducing the impact of fluctuations in local currencies on our operating results. In addition, we have a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling and layering 18 month period, although there is no assurance that this hedging program will continue to be effective. These hedges may also cause us to forego benefits of a positive currency fluctuation, especially given the volatility of these currencies. In addition, to the extent that these hedges cease to qualify for hedge accounting, any gains or losses associated with those hedges would be recorded in other comprehensive income until the occurrence of the underlying transaction and at that time the gains or losses would be recognized in the consolidated statement of income in other income (expense).

        We monitor a number of operating metrics to manage and assess our earnings, including:

  •
  Days sales outstanding ("DSO") is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. As of March 31, 2018, our DSO was 78 days compared to 80 days as of March 31, 2017.

  •
  Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have remained relatively consistent subject to foreign currency exchange fluctuation for our fiscal year ended March 31, 2018 as compared to our fiscal year ended March 31, 2017. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

  •
  Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in our fiscal year ended March 31, 2018 as compared to our fiscal year ended March 31, 2017, primarily driven by competition.

  •
  Utilization rate indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period divided by the total number of available hours of our IT professionals in a given period, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management's target for the utilization rate is in the low 80% range. Our utilization rates were 83%, 77% and 82% for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the targeted range may also indicate that there are insufficient IT professionals to staff existing or future engagements, which may result in loss of revenue or inability to service client engagements.

  •
  Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on-boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. For the last twelve months ended March 31, 2018, our attrition rate was 18.8%, which reflects voluntary attrition of 11.8% and involuntary attrition of 7.0%, which includes 3.4% related to implementation of certain cost saving and restructuring initiatives. Our attrition rate for the fiscal year ended March 31, 2017 was 27.4%, which reflects voluntary attrition of 14.5% and involuntary attrition of 12.9%, which includes 8.5% related to implementation of certain cost saving and restructuring initiatives.

  •
  Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

  •
  Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 78.6% and 13.6% for the fiscal years ended March 31, 2018 and 2017, respectively. Our effective tax rate increased primarily due to substantial tax impact from the Tax Act offset in part by benefits claimed on operational losses in certain jurisdictions, the geographical mix of profits and increased holiday benefits during the fiscal year ended March 31, 2018. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

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

Sources of revenue

        We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2018, collectively, our five largest and ten largest clients accounted for 39% and 50% of our revenue, respectively. Our two largest clients accounted for 19% and 7% respectively, of our revenue for the fiscal year ended March 31, 2018. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2018, 65% of our revenue was generated in North America, 24% in Europe and 11% in rest of the world. We provide IT services on either a time-and-materials or a fixed-price basis. For the fiscal year ended March 31, 2018, the percentage of revenue from time-and-materials and fixed-price contracts was 59% and 41%, respectively.

        Our North America revenue for the fiscal year ended March 31, 2018 increased by 20.1%, or $111.2 million, to $665.6 million, or 65.2% of total revenue, from $554.4 million, or 64.6% of total revenue in the fiscal year ended March 31, 2017. The increase in revenue for the fiscal year ended March 31, 2018 is primarily due to revenue growth from our banking and telecommunications clients.

        Our European revenue for the fiscal year ended March 31, 2018 increased by 23.4%, or $46.1 million, to $242.6 million, or 23.8% of total revenue, from $196.5 million, or 23% of total revenue in the fiscal year ended March 31, 2017. The increase in revenue for the fiscal year ended March 31, 2018 is primarily due to revenue growth from our European banking and telecommunications clients.

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

        The proportion of work performed at our offshore facilities and at onsite client locations varies from period-to-period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 26% and 24% of total hours billed in each of the fiscal years ended March 31, 2018 and 2017, respectively, while the revenue from resources located onsite and offshore accounted for 58% and 42% respectively in the fiscal year ended March 31, 2018, and 54% and 46% respectively during the fiscal year ended March 31, 2017. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States, the United Kingdom and Europe as compared to work performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per-capita at lower gross margins than similar services performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. We manage to a targeted 25% to 75% onsite-to-offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

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

        Although we have adopted a cash flow hedging program to minimize the effect of the Indian rupee movement on our financial condition, particularly our costs of revenue, these hedges may not be effective or may cause us to forego benefits, especially given the volatility of these currencies. In addition, to the extent that these hedges do not qualify for hedge accounting, any gains or losses associated with those hedges would be recorded in other comprehensive income until the occurrence of the underlying transaction and at that time the gains or losses would be recognized in the consolidated statement of income in other income (expense).

Operating expenses

        Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling and marketing as well as promotion, communications, management, finance, administrative, occupancy, share-based compensation and depreciation and amortization expenses. In the fiscal years ended March 31, 2018, 2017, and 2016, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

        Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in time deposits, money market instruments, short-term investments and long-term investments. We incur interest expense primarily from our long-term debt and amortization of our debt issuance cost. The functional currencies of our subsidiaries are their local currencies, except for Hungary which operates in the euro and certain Netherlands entities which operate in the U.S. dollar. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee, Swedish Krona ("SEK"), euro, U.K. pound sterling and the Singapore dollar, against the U.S. dollar on intercompany transactions. This includes fluctuations on an Indian rupee denominated intercompany note in a U.S. dollar functional currency entity in the Netherlands that was put in place as part of the structuring of the Polaris acquisition. At March 31, 2018, the approximate value of the intercompany note was $307,939 (Indian rupee 20,000,000). We place our cash in liquid investments at highly-rated financial institutions, as well as in money market funds, fixed income securities, U. S. dollar denominated corporate bonds, agency bonds and government bonds based on our investment policy approved by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

        Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia and Sweden. In the fiscal year ended March 31, 2018, our effective tax rate was impacted by the Tax Act, the mix of income by jurisdiction and availability and term of certain tax holidays during the fiscal year ended March 31, 2018. Historically, we have benefited from long-term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export-oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we generate the substantial portion of our revenue. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2018 and 2017 by $7.7 million and $8.0 million, respectively. However, our tax expense increased by $30.3 million in the fiscal year ended March 31, 2018 compared to our tax expense for our fiscal year ended March 31, 2017. The increase in the tax expense and effective tax rate for the fiscal year ended March 31, 2018 was primarily due to the provisional net charges of $22.7 million recorded due to recently enacted Tax Act, an increase in income from operations, a change in geographical mix of profits and certain foreign currency translation losses with no corresponding tax expense offset by stock compensation deductions.

        Our effective tax rate was 78.6% and 13.6% for each of the fiscal years ended March 31, 2018 and 2017 respectively. Our effective tax rate in future periods will be affected by the Tax Act, the geographic distribution of our earnings, as well as the availability of tax holidays in India, Sri Lanka and Malaysia. We expect our effective tax rate to increase as a result of a higher tax rate in India, geographical mix of our profits and certain provision of the recently enacted Tax Act in the United States.

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

Valuation and impairment of investments and/or marketable securities

        We classify our marketable securities as available-for-sale or trading securities, and carry them at fair market value. Changes in fair value subsequent to the balance sheet date are recorded in the period in which they occur. The difference between amortized cost and fair market value, net of tax effect, for available-for-sale securities is recorded as a separate component of stockholders' equity. The difference between amortized cost and fair market value for trading securities is reflected in "other income, net" on our consolidated statements of income. Investments and/or marketable securities classified as available-for-sale are considered to be impaired when a decline in fair value below cost basis is determined to be other than temporary. We conduct a periodic review and evaluation of our investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than- temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We have no intention to sell any securities in an unrealized loss position at March 31, 2018 nor is it more likely than not that we would be required to sell such securities prior to the recovery of the unrealized losses and we expect to recover the entire amortization cost basis of the security. At March 31, 2018, we believe that all impairments of investment securities are temporary in nature.

Derivative instruments and hedging activities

        We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on forecasted transactions denominated in foreign currencies. The Company also enters into interest rate swaps to mitigate interest rate risk on the Company's variable rate debt. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax, until the hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company measures the effectiveness of these hedges at the time of inception, as well as on an ongoing basis. If any portion of the hedges is deemed ineffective, the respective portion is recorded in accumulated other comprehensive income until the occurrence of the hedged transaction and at that time, the gains or losses are recognized in the consolidated statement of income in other income (expense). For derivative contracts that are not designated as cash flow hedges, at maturity changes in the fair value, if any, are recognized in the same line item as the underlying exposure being hedged in the statements of income. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

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

        For our goodwill impairment analysis, we operate under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. We completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2018 and determined that there was no impairment. We continue to closely monitor our market capitalization. If our market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other- than-temporary, it is possible that we may be required to record an impairment of goodwill either as a result of the annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

Income taxes

        The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions where the Company has operations. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, and these calculations and determinations can involve complex issues which require an extended time to resolve. In the fiscal year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm's-length prices for our intercompany transactions, changes in the geographic mix, as well as newly enacted tax legislation in each of the jurisdictions in which we operate. Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm's-length price. On an ongoing basis, we estimate appropriate arm's-length prices and use such estimates for our intercompany transactions.

        At each financial statement date, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. This evaluation considers the weight of all available evidence, including both future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we will not be able to realize a recognized deferred tax asset in the future, an adjustment to the valuation allowance would be made, resulting in a decrease in income (or equity in the case of excess stock option tax benefits) in the period such determination was made. Likewise, should we determine that we will be able to realize all or part of an unrecognized deferred tax asset in the future, an adjustment to the valuation allowance would be made, resulting in an increase to income (or equity in the case of excess stock option tax benefits). We currently have net operating loss carry forwards in the US jurisdiction that are expected to be utilized in the next several years. Net operating losses in the U.S. have an unlimited carry forward period, although there are annual limitations on their use. We expect that U.S. taxable income will recover to levels sufficient to allow for the realization of U.S. deferred tax assets. Certain provisions of the recently enacted US tax reform such as GILTI, NOL limitations, and forecasted profitability were considered in determining it is "more likely than not" that our deferred tax asset is recoverable.

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the "Tax Act"). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others.

        We have benefited from long-term income tax holiday arrangements in both India and Sri Lanka. We have located new development centers in areas designated as Special Economic Zones ("SEZ") to secure tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. During the fiscal year ended March 31, 2013, we elected the tax holiday for our SEZ Co-developer located in Hyderabad, India for a period of 10 years. During the fiscal years ended March 31, 2018 and 2016, we established new units in Bangalore and Hyderabad, respectively, in SEZ designated areas, for which it is eligible for tax holiday for up to 15 years. Our India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.61%. Our Sri Lanka subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment ("BOI") which expires on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Although we believe we have met the job creation requirements, if the BOI concludes otherwise, this would jeopardize the maximum benefits from this holiday arrangement. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce our net income.

        It is our intent to reinvest all accumulated earnings from foreign operations back into their respective businesses to fund growth. As a component of this strategy, we do not accrue incremental taxes on foreign earnings as these earnings are considered to be indefinitely reinvested outside of the United States. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings, which would increase our overall effective tax rate. During the fiscal year ended March 31, 2018, we repatriated $15.8 million from Virtusa C.V., a subsidiary of the Company, organized to finance the acquisition of Polaris.

Share-based compensation

        Under the fair value recognition provisions of accounting standards, share-based compensation cost is measured at the grant date based on the value of the award and is recognized over the vesting period. The fair value of restricted awards and deferred stock awards is determined based on the number of stock awards granted and the quoted price of our stock at date of grant. Determining the fair value of the stock option awards at the grant date requires judgment, including estimating the expected term over which stock options will be outstanding before they are exercised and the expected volatility of our stock. We changed our accounting policy from estimated forfeitures to actual forfeitures effective April 1, 2017 upon adoption of ASU 2016-09 Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. If actual results differ significantly from our estimates, share-based compensation expense and our results of operations could be materially impacted.

        The risk-free interest rate assumptions are based on the interpolation of various U.S. Treasury bill rates in effect during the month in which stock option awards are granted. Our volatility assumption is based on the historical volatility rates of our common stock over periods commensurate with the expected term of each grant.

        The expected term of employee share-based awards represents the weighted average period of time that awards are expected to remain outstanding. The expected term of our options is based on historical employee exercise patterns.

Results of operations

Fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017

        The following table presents an overview of our results of operations for the fiscal years ended March 31, 2018 and 2017:

	Fiscal Year Ended March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue	$1,020,669	$858,731	$161,938	18.9%
Costs of revenue	725,445	620,950	104,495	16.8%

Gross profit	295,224	237,781	57,443	24.2%
Operating expenses	248,837	219,410	29,427	13.4%

Income from operations	46,387	18,371	28,016	152.5%
Other income (expense)	(4,551)	447	(4,998)	–1118.1%

Income before income tax expense	41,836	18,818	23,018	122.3%
Income tax expense	32,888	2,561	30,327	1184.2%

Net income	8,948	16,257	(7,309)	–45.0%
Less: net income attributable to noncontrolling interests, net of tax	7,694	4,399	3,295	74.9%

Net income available to Virtusa stockholders	1,254	11,858	(10,604)	–89.4%
Less: Series A Convertible Preferred Stock dividends and accretion	3,963	—	3,963

Net income (loss) attributable to Virtusa common stockholders	$(2,709)	$11,858	$(14,567)	–122.8%

Revenue

        Revenue increased by 18.9%, or $161.9 million, from $858.7 million during the fiscal year ended March 31, 2017 to $1,020.7 million in the fiscal year ended March 31, 2018. The increase in revenue was primarily due to broad based growth, particularly in our top ten clients and revenue growth from our banking and telecommunications clients. Revenue from North American clients increased by $111.2 million, or 20.1%, as compared to the fiscal year ended March 31, 2017. Revenue from European clients in the fiscal year ended March 31, 2018 increased by $46.1 million, or 23.4%, as compared to the fiscal year ended March 31, 2017. The growth in both North American and European clients was primarily attributable to banking and telecommunications clients in the fiscal year ended March 31, 2018 as compared to the fiscal year ended March 31, 2017. Our number of clients increased from 191 at March 31, 2017 to 215 at March 31, 2018, inclusive of clients acquired as part of the eTouch acquisition.

Costs of revenue

        Costs of revenue increased from $621.0 million in the fiscal year ended March 31, 2017 to $725.4 million in the fiscal year ended March 31, 2018, an increase of $104.4 million, or 16.8%, which includes a foreign currency expense of $4.9 million due to the appreciation of the Indian rupee. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $83.0 million, reflective of an increase in onsite effort. The increased costs of revenue are also due to an increase in subcontractor costs of $18.8 million and an increase of $3.7 million in travel expenses. At March 31, 2018, we had 18,648 IT professionals, inclusive of IT professionals acquired as part of the eTouch acquisition, as compared to 16,127 at March 31, 2017.

Gross profit

        Our gross profit increased by $57.4 million or 24.2%, to $295.2 million for the fiscal year ended March 31, 2018 as compared to $237.8 million in the fiscal year ended March 31, 2017 primarily due to our growth in revenue, partially offset by increased cost of revenue related to increase in onsite effort and use of subcontractors. As a percentage of revenue, our gross margin was 28.9% and 27.7% in the fiscal years ended March 31, 2018 and 2017, respectively. The increase in gross margin was primarily a result of higher utilization.

Operating expenses

        Operating expenses increased from $219.4 million in the fiscal year ended March 31, 2017 to $248.8 million in the fiscal year ended March 31, 2018, an increase of $29.4 million, which includes a foreign currency expense of $2.2 million due to the appreciation of the Indian rupee. The increase in operating expenses was due to an increase of $26.3 million in compensation related expenses and $2.1 million in facilities expenses. As a percentage of revenue, our operating expenses decreased from 25.6% in the fiscal year ended March 31, 2017 to 24.4% in the fiscal year ended March 31, 2018, primarily due to a decrease in facilities and travel expense as a percentage of revenue as well as a decrease in acquisition and integration related expenses incurred during the fiscal year ended March 31, 2017.

Income from operations

        Income from operations increased from $18.4 million in the fiscal year ended March 31, 2017 to $46.4 million in the fiscal year ended March 31, 2018, an increase of $28.0 million or 152.5%. As a percentage of revenue, income from operations increased from 2.1% in the fiscal year ended March 31, 2017 to 4.5% in the fiscal year ended March 31, 2018. The increase in income from operations as a percentage of revenue primarily due to higher gross margin and operating efficiencies.

Other income (expense)

        Other income decreased from an income of $0.4 million in the fiscal year ended March 31, 2017 to an expense of $4.6 million in the fiscal year ended March 31, 2018. The decrease is primarily attributed to an increase in foreign currency transaction losses due to the depreciation of our Indian rupee denominated intercompany note when converted into U.S. dollars of $6.8 million, partially offset by an increase in investment income of $1.4 million and an increase in interest income of $0.2 million.

Income tax expense

        We had income tax expense of $32.9 million and $2.6 million for the fiscal years ended March 31, 2018 and 2017, respectively. Our effective tax rate was 78.6% and 13.6% for the fiscal years ended March 31, 2018 and 2017, respectively. The increase in the tax expense and effective tax rate for the fiscal year ended March 31, 2018 was primarily due to the provisional net charges of $22.7 million recorded due to recently enacted Tax Act, an increase in income from operations, a change in geographical mix of profits and certain foreign currency translation losses with no corresponding tax expense offset by income tax benefit on stock compensation deductions.

Noncontrolling interests

        In connection with the Polaris acquisition, for the fiscal year ended March 31, 2018, we recorded a noncontrolling interest of $7.7 million, representing a weighted average of 23.2% share of profits of Polaris held by parties other than Virtusa. At March 31, 2018, our noncontrolling interest was 7.4%, which gives effect to the delisting offer that settled on February 12, 2018.

Net income available to Virtusa stockholders

        Net income available to Virtusa stockholders for the fiscal year ended March 31, 2018 was $1.3 million, a decrease of 89.4% or $10.6 million compared to net income of $11.9 million for the fiscal year ended March 31, 2017. The decrease in net income in the fiscal year ended March 31, 2018 was primarily due to a substantial increase in income tax expense from the provisional impact of the Tax Act, principally related to the repatriation tax of $17.8 million and re-measurement of deferred tax assets of $4.9 million.

Series A Convertible Preferred Stock dividends and accretion

        In connection with the Orogen Preferred Stock Financing, we recorded dividends and accreted issuance costs of $4.0 million at a rate of 3.875% per annum for the fiscal year ended March 31, 2018.

Net income (loss) attributable to Virtusa common stockholders

        Net income attributable to Virtusa common stockholders decreased by 122.8%, from an income of $11.9 million for the fiscal year ended March 31, 2017 to a net loss of $(2.7) million for the fiscal year ended March 31, 2018. The decrease in the fiscal year ended March 31, 2018 was primarily due to substantial increase in income tax expense from the provisional impact of the Tax Act, principally related to the repatriation tax of $17.8 million and re-measurement of deferred tax assets of $4.9 million

Fiscal year ended March 31, 2017 compared to fiscal year ended March 31, 2016

        The following table presents an overview of our results of operations for the fiscal years ended March 31, 2017 and 2016:

	Fiscal Year Ended March 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Revenue	$858,731	$600,302	$258,429	43.0%
Costs of revenue	620,950	389,310	231,640	59.5%

Gross profit	237,781	210,992	26,789	12.7%
Operating expenses	219,410	165,672	53,738	32.4%

Income from operations	18,371	45,320	(26,949)	(59.5)%
Other income	447	12,349	(11,902)	(96.4)%

Income before income tax expense	18,818	57,669	(38,851)	(67.4)%
Income tax expense	2,561	12,649	(10,088)	(79.8)%

Net income	16,257	45,020	(28,763)	(63.9)%
Less: net income attributable to noncontrolling interests	4,399	218	4,181	1917.9%

Net income attributable to Virtusa stockholders	$11,858	$44,802	$(32,944)	(73.5)%

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

Income tax expense

        We had income tax expense of $2.6 million and $12.6 million for the fiscal years ended March 31, 2017 and 2016, respectively. Our effective tax rate was 13.6% and 21.9% for the fiscal years ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate is primarily due to tax benefits claimed on operational losses in certain jurisdictions, the geographical mix of profits and increased holiday benefits, partially offset by tax cost on repatriation of a dividend and increases in uncertain tax positions during the fiscal year ended March 31, 2017.

Noncontrolling interests

        In connection with the Polaris acquisition, for the fiscal year ended March 31, 2017, we recorded a noncontrolling interest of $4.4 million, representing a weighted average of 22.8% share of profits of Polaris held by parties other than Virtusa.

Net income attributable to Virtusa stockholders

        Net income for the fiscal year ended March 31, 2017 was $11.9 million, a decrease of 73.5% or $32.9 million compared to net income of $44.8 million for the fiscal year ended March 31, 2016 driven by lower utilization, higher on-site efforts, higher operating costs, foreign currency transaction losses and interest expense related to our term loan.

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

        The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	Fiscal Year Ended March 31,
	2018	2017
Cash and cash equivalents	$194,897	$144,908
Short-term investments	45,900	72,028
Long-term investments	4,140	20,057

Total cash and cash equivalents, short-term and long-term investments	$244,937	$236,993

        We believe the following financial measures will provide additional insights to measure the operational performance of our business.

  •
  We present the following consolidated statements of income (loss) measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries and the impact from the U.S. government enacted comprehensive tax legislation ("Tax Act") to provide further insights into the comparison of our operating results among the periods:

  •
  Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense, and acquisition-related charges and restructuring charges

  •
  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

  •
  Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of the above items, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act.

  •
  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of the above items, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act. Non-GAAP diluted earnings per share is also subject to dilutive and anti-dilutive requirements of the if-converted method related to our Series A Convertible Preferred Stock that could result in a difference between GAAP to non-GAAP diluted weighted average shares outstanding.

        The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the years ended March 31:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(in thousands, except per share amounts)
GAAP income from operations	$46,387	$18,371	$45,320
Add: Stock-based compensation expense	27,411	22,123	16,179
Add: Acquisition-related charges and restructuring charges(1)	13,278	15,217	18,049

Non-GAAP income from operations	$87,076	$55,711	$79,548

GAAP operating margin	4.5%	2.1%	7.6%
Effect of above adjustments to income from operations	4.0%	4.4%	5.7%

Non-GAAP operating margin	8.5%	6.5%	13.3%

GAAP net income (loss) available to Virtusa common stockholders	$(2,709)	$11,858	$44,802
Add: Stock-based compensation expense	27,411	22,123	16,179
Add: Acquisition-related charges and restructuring charges(1)	13,346	15,217	18,049
Add: Non-recurring third party financing costs(9)	701	—	—
Add: Foreign currency transaction (gains) losses(2)	3,543	(3,009)	(7,050)
Add: Impact from the Tax Act(8)	22,724	—	—
Tax adjustments (3)	(14,037)	(6,861)	(10,090)
Less: Noncontrolling interest, net of taxes(4)	(1,469)	(1,699)	—

Non-GAAP net income available to Virtusa common stockholders	$49,510	$37,629	$61,890

GAAP diluted earnings (loss) per share(6)	$(0.09)	$0.39	$1.49
Effect of stock-based compensation expense(7)	0.85	0.73	0.54
Effect of acquisition-related charges and restructuring charges(1)(7)	0.41	0.51	0.60
Effect of non-recurring third party financing costs(9)(8)	0.02	—	—
Effect of foreign currency transaction (gains) losses(2)(7)	0.11	(0.10)	(0.23)
Effect of impact from the Tax Act(7)(8)	0.70	—	—
Tax adjustments(3)(7)	(0.43)	(0.22)	(0.34)
Effect of noncontrolling interest(4)(7)	(0.05)	(0.06)	—
Effect of dividend on Series A Convertible Preferred Stock(6)(7)	0.10	—	—
Effect of change in dilutive shares for non-GAAP(6)	0.01	—	—

Non-GAAP diluted earnings per share(5)(7)	$1.63	$1.25	$2.06

(1)
Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, changes in fair value related to deferred acquisition payments, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges, when applicable, include termination benefits, as well as certain professional fees related to the restructuring. The following table provides the details of the acquisition-related charges and restructuring charges:

	Fiscal Year Ended March 31,
	2018	2017	2016
Amortization of intangible assets	$10,089	$9,523	$5,490
Acquisition & integration costs	1,889	3,296	12,559
Restructuring costs	1,368	2,398	—

Total	$13,346	$15,217	$18,049

(2)
Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)
Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods.

(4)
Noncontrolling interest represents the minority shareholders interest of Polaris.

(5)
Non-GAAP diluted earnings per share is subject to rounding.

(6)
During the fiscal year ended March 31, 2018, the weighted average shares outstanding of Series A Convertible Preferred Stock of 2,728,022 respectively, were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using if-converted method to calculate the non-GAAP diluted earnings per share for the fiscal year ended March 31, 2018, 2017 and 2016:

	Fiscal Year Ended March 31,
	2018	2017	2016
Non-GAAP net income available to Virtusa common stockholders	$49,510	$37,629	$61,890
Add: Dividends and accretion on Series A Convertible Preferred Stock	3,262	—	—

Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$52,772	$37,629	$61,890

GAAP dilutive weighted average shares outstanding	29,397,350	30,215,171	30,004,982
Add: Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	728,820	—	—
Add: Series A Convertible Preferred Stock as converted	2,250,000	—	—

Non-GAAP dilutive weighted average shares outstanding	32,376,170	30,215,171	30,004,982

(7)
To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

(8)
The U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") in December 2017. This resulted in a tax expense of $22.7 million for the fiscal year ended March 31, 2018, comprised of a provisional repatriation tax expense of $17.8 million and a provisional net deferred tax expense of $4.9 million. The adjustment to GAAP net income (loss) available to Virtusa common stockholders only includes these impacts. It does not include the ongoing impacts of the lower U.S. statutory rate on current year earnings. The GAAP earnings (loss) per share impact on the Tax Act adjustment using GAAP weighted average shares outstanding was $(0.77). The non-GAAP earnings per share impact on the Tax Act adjustment using non-GAAP weighted average shares outstanding was $(0.70).

(9)
Non-recurring third party financing costs related to the new credit facility.

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

        During the fiscal year ended March 31, 2018, we implemented certain cost saving and restructuring initiatives. During the fiscal year ended March 31, 2018, the Company incurred costs of $1.4 million primarily related to termination benefits, out of which we paid $1.0 million during the fiscal year ended March 31, 2018.

        To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. ("eTouch US") and each of the equityholders of eTouch US to acquire all of the outstanding shares of eTouch US, and certain of the Company's Indian subsidiaries entered into an share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd ("eTouch India," together with eTouch US, "eTouch") and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India.

        Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, we acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140.0 million in cash, subject to certain adjustments, with up to an additional $15.0 million set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price will be paid in three tranches with $80.0 million paid at closing, $42.5 million on the 12-month anniversary of the close of the transaction, and $17.5 million on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments.

        On March 3, 2016, to create a unique, fully integrated provider of comprehensive solutions and services across the banking and financial services industry, expand our addressable market, and enable us to pursue larger consulting and outsourcing contracts, our Indian subsidiary acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited ("Polaris") for approximately $168.3 million in cash (the "Polaris Transaction") pursuant to a share purchase agreement dated as of November 5, 2015, by and among our Indian subsidiary, Polaris and the promoter sellers named therein. On April 6, 2016, in connection with the Polaris Transaction, we completed an unconditional mandatory open offer (the "Mandatory Tender Offer") to purchase an additional 26% of the fully diluted outstanding shares of Polaris from Polaris' public shareholders for an aggregate purchase price of approximately $89.1 million (Indian rupees 5,935 million). Upon the closing of the Mandatory Tender Offer, our ownership interest in Polaris increased from approximately 51.7% to 77.7% of Polaris' fully diluted shares outstanding, and from approximately 52.9% to 78.8% of Polaris' basic shares outstanding. In order to comply with the applicable Indian rules on takeovers, during the three months ended December 31, 2016, we sold 3.7% of our shares of Polaris common stock through a public offering for approximately

$7.6 million in proceeds, net of $0.2 million in brokerage fees and taxes, which reduced our ownership interest in Polaris from 78.6% to 74.9% of Polaris' basic shares of common stock outstanding.

        In connection with our acquisition of Polaris, on October 26, 2017, we announced our intention to commence through our Indian subsidiary, a process that could lead to the delisting of our Indian subsidiary, Polaris, from all stock exchanges on which Polaris' common shares are listed. On February 12, 2018, we consummated the Polaris delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in an accepted exit price of INR 480 per share ("Exit Price"), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs, resulting in Virtusa India increasing its ownership interest in Polaris from approximately 74% to approximately 93% of the share capital of Polaris. Upon receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. For a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed, Virtusa India will permit, in compliance with SEBI Delisting Regulations, the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. If all the remaining shares of Polaris are tendered at the Exit Price, we would pay an additional consideration of approximately $56.0 million.

        In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. ("Citi") and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy ("GTRS") for the provision of IT services to Citi on an enterprise wide basis ("GTRS Preferred Vendor"), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi (which is now satisfied), (iii) the parties amended Polaris' master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the "Citi/Virtusa MSA"), and (iv) Virtusa agreed to terminate Virtusa's existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement.

        In support of the delisting transaction and the eTouch acquisition, on February 6, 2018, we entered into a $450.0 million credit agreement ("Credit Agreement") with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 ("Prior Credit Agreement") to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company's ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (see Note 11 to the Consolidated Financial Statements for further information). At March 31, 2018, the outstanding amount under the Credit Agreement was 305.0 million. At March 31, 2018, the interest rates on the term loan and line of credit were 4.63% and 4.45% respectively.

        The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio of not more than 3.50 to 1.00 commencing with December 31, 2017 and for all quarters thereafter ending prior to December 31, 2019 and of not more than 3.25 to 1.00 commencing with December 31, 2019 and for all quarters thereafter ending prior to September 30, 2020, and 3.00 to 1.00, commencing with September 30, 2020 and tested for all quarters thereafter. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on December 31, 2017, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, "Total Leverage Ratio" means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. "Funded Debt" refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and "Adjusted EBITDA" is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, (viii) taxes net of tax credits, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets, to fixed charges (regularly scheduled consolidated interest expense paid in cash, plus regularly scheduled dividends paid in cash for such period on or with respect to any Disqualified Equity Interests, including the Orogen Series A Preferred Stock, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

        At March 31, 2018, the Company is in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at March 31, 2018 and through the date of this filing.

        On May 3, 2017, we entered into an investment agreement with The Orogen Group ("Orogen") pursuant to which Orogen purchased 108,000 shares of the Company's newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108 million with an initial conversion price of $36.00 (the "Orogen Preferred Stock Financing"). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa's Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

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

        In connection with the investment, we repaid $81 million of our outstanding term loan under our Prior Credit Agreement, and our board of directors approved the repurchase of approximately $30 million of our common stock.

        In July 2016, the Company entered into 12-month forward starting interest rate swap transactions to mitigate Company's interest rate risk on Company's variable rate debt (collectively, "The Interest Rate Swap Agreements"). The Company's objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Prior Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the swaps as cash flow hedges.

        The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. As of March 31, 2018, the swaps have an aggregate notional amount of $90 million and hedge approximately 29.5% of our outstanding debt balance. The notional amount of the swaps amortizes over the remaining swap periods. The Interest Rate Swap Agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The unrealized gain associated with the 2016 Swap Agreement was $2.5 million at March 31, 2018, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

        The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Prior Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Prior Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2018, we were in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $2.5 million as of March 31, 2018, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

        At March 31, 2018, we had approximately $244.9 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $191.0 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

        At March 31, 2018, our current ratio decreased compared with the fiscal year ended March 31, 2017. This was primarily driven by the deferred acquisition payments related to our eTouch acquisition. Our unbilled accounts receivable compared to total accounts receivable at March 31, 2018 of 69% was higher than the prior fiscal year ratio of 49%. During the twelve months ended March 31, 2018, we experienced fluctuations in the unbilled accounts receivable due to timing of paperwork received late in the fourth fiscal quarter ended March 31, 2018. A majority of the unbilled balance as of March 31, 2018 has subsequently been invoiced.

        Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European-based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2018, we sold $25.7 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2018. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

        We expect capital expenditures made in the normal course of business during the fiscal year ended March 31, 2019, without regarding to any past or future acquisitions, to be consistent with our historical capital expenditures.

Cash flows

        The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$62,699	$27,610	$55,590
Net cash provided by (used in) investing activities	(52,827)	67,015	(217,936)
Net cash (used in) provided by financing activities	37,442	(96,384)	187,667
Effect of exchange rates on cash	2,675	(2,319)	(1,137)

Net (decrease) increase in cash and cash equivalents	49,989	(4,078)	24,184
Cash and cash equivalents, beginning of fiscal year	144,908	148,986	124,802

Cash and cash equivalents, end of fiscal year	$194,897	$144,908	$148,986

Net cash provided by operating activities

        Net cash provided by operating activities increased in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017, primarily driven by an overall increase in liabilities expected to be paid in subsequent years ($17.8 million related to taxes payable attributable to the Tax Act is expected to be paid over the next 8 years).

        Net cash provided by operating activities decreased in the fiscal year ended March 31, 2017 compared to the fiscal year ended March 31, 2016, primarily driven by a decrease in net income during the fiscal year ended March 31, 2017, compared to fiscal year ended March 31, 2016.

Net cash used for investing activities

        Net cash (used in) provided by investing activities increased from cash provided by investing activities in the fiscal year ended March 31, 2017 to cash used in investing activities in fiscal year ended March 31, 2018. Net cash used in investing activities is primarily due to cash used in the eTouch acquisition.

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

Net cash provided by financing activities

        Net cash provided by (used in) financing activities increased from cash used in financing activities in fiscal year ended March 31, 2017 to cash provided by financing activities in the fiscal year ended March 31, 2018. Net cash provided financing activities was primarily due to the net proceeds from our credit facility and the issuance and sale of our Series A Convertible Preferred Stock, partially offset by the purchase of additional Polaris noncontrolling interest.

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

Contractual obligations

        The following table sets forth our future contractual obligations and commercial commitments at March 31, 2018.

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	5+ Years
	(In thousands)
Long-term debt obligation(1)	$305,000	$12,500	$31,250	$261,250	—
Interest on long-term debt(2)	85,610	15,513	37,631	32,466	—
Operating lease obligations(3)	60,532	11,274	20,717	13,881	14,660
Capital lease obligations(4)	104	56	47	1	—
Defined benefit plans(5)	24,412	1,795	3,746	4,767	14,104
Capital and other purchase commitments(6)	1,925	1,925	—	—	—
Cumulative preferred stock dividends in arrears(7)	686	686	—	—	—
Deferred acquisition payments (8)	69,313	51,813	17,500	—	—
Contingent Consideration (9)	100	100	—	—	—

Total	$547,682	$95,662	$110,891	$312,365	$28,764

(1)
Our obligations towards repayments of our long-term debt, please see Note 11 to the Consolidated Financial Statements for further information.

(2)
Interest on long-term debt of 4.63% was calculated using interest rates effective as of March 31, 2018.

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

(7)
Relates to our Series A Convertible Preferred Stock.

(8)
Relates to the eTouch acquisition.

(9)
Relates to an acquisition of a small consulting company located in India.

        At March 31, 2018, we had $7.5 million of unrecognized tax benefits. This represents the tax benefits associated with tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

        In connection with our acquisition of Polaris, on October 26, 2017, we announced our intention to commence through our Indian subsidiary, a process that could lead to the delisting of our Indian subsidiary, Polaris, from all stock exchanges on which Polaris' common shares are listed. On February 12, 2018, we consummated the Polaris delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in an accepted exit price of INR 480 per share ("Exit Price"), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs, resulting in Virtusa India increasing our ownership interest in from approximately 74% to approximately 93% of the share capital of Polaris. Upon receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. For a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed, Virtusa India will permit, in compliance with SEBI Delisting Regulations, the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. If all the remaining shares of Polaris are tendered at the Exit Price additional consideration required would be approximately $56.0 million.

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

Recent accounting pronouncements

Adoption of new accounting pronouncements

        In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation—Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. We adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

  •
  We prospectively recognized income tax benefit of $1.5 million in the income tax expense line item of our consolidated statements of income for the fiscal year ended March 31, 2018, respectively, related to excess tax benefits on stock options;

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

        In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. These amendments are intended to better align a company's risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. We have early adopted this guidance during the three months ended March 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We have adopted the standard effective April 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of that date.

        We have completed our assessment of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard including costs to obtain and fulfill a contract. Based on the assessment procedures completed, we have recognized an immaterial adjustment to retained earnings as of April 1, 2018. We expect revenue recognition across our portfolio of services to remain largely unchanged and expect slightly longer periods of amortization for costs to fulfill after adoption. Additionally, we are in the final stages of completion on changes to our processes and controls to meet the standard's updated disclosure requirements.

        In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The adoption of this guidance on April 1, 2018 did not have a material impact on our consolidated financial statements.

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

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. This standard update addresses eight specific cash flow issues, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The adoption of this guidance on April 1, 2018 did not have an impact on the consolidated financial statements as our current presentation of consolidated statement of cash flows is consistent with the new guidance

        In October 2016, the FASB issued ASU 2016-16, an update to the standard on income taxes. This new standard requires the recognition of current and deferred income taxes when an intra-entity transfer of assets other than inventory occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2017. Early adoption is permitted in the first interim period. Upon adoption, the entities will be required to use a modified retrospective transition approach. The adoption of this guidance on April 1, 2018 did not have an impact on the consolidated financial statements.

        In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance will impact our presentation of statement of our consolidated statements of cash flows. As of March 31, 2018 and March 31, 2017, our restricted cash was $0.3 million and $0.2 million, respectively.

        In January 2017, the FASB issued ASU 2017-01, an update on business combinations, which clarifies the definition of a business. The update requires a business to include at least an input and a substantive process that together significantly contribute to the ability to create outputs. The update also states that the definition of a business is not met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2018. Upon adoption, entities will be required to apply the update prospectively. The adoption of this guidance on April 1, 2018 did not have an impact on our consolidated financial statements.

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

        In March 2017, the FASB issued ASU 2017-07, a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this guidance on April 1, 2018 did not have a material impact on our consolidated financial statements. The Company's current presentation of service cost components is consistent with the requirements of the new standard. We will present the other components of net periodic pension cost within other (income) expense beginning April 1, 2018.

        In March 2017, FASB issued ASU 2017-08, "Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities." The amendments in this update shorten the amortization period for certain callable debt securities that are held at a premium. The amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount, which would be amortized to maturity. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15,

2018, which for us is the first quater ending December 31, 2019. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

        In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, an update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718, Compensation—Stock Compensation. Under the amendments in ASU 2017-09, an entity should account for the effects of a modification unless all of the following criteria are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified—if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this guidance on April 1, 2018 did not have an impact on our consolidated financial statements.

        In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

        In February 2018, the FASB issued 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after

December 15, 2018 with early adoption permitted, including interim periods within those years. We are currently evaluating the effect the new standard will have on our consolidated financial statements and related disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange rate risk

        We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 20 of the notes to our financial statements included herein for a description of recent hedging activities).

        We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee, and the Sri Lankan rupee.

        We have two 18 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at March 31, 2018 was $140.3 million. The outstanding contracts at March 31, 2018 are scheduled to mature each month through June 28, 2019. At March 31, 2018, the net unrealized gain on our outstanding cash flow hedge contracts was $1.1 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2018, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $13.4 million.

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

Interest rate risk

        In support of the delisting transaction and the eTouch acquisition, on February 6, 2018, we entered into a $450.0 million credit agreement ("Credit Agreement") with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 ("Prior Credit Agreement") to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. Virtusa drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, the Company drew down the $70 million delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company's ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At March 31, 2018, the interest rate on the Credit Facility was 4.63%. At March 31, 2018, the outstanding amount under the Credit Agreement was $305.0 million.

        We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Existing Credit Facility, our cash and cash equivalents, short term investments and long term investments. We performed a sensitivity analysis to determine the effect of interest rate fluctuations. At March 31, 2018, we had $305.0 million in outstanding debt, a 100 basis point increase in market interest rates would have a $$1.7 million change in our interest expense and a 100 basis point decrease in market interest rates would have a $2.7 million change in our interest expense. At March 31, 2018, we had $244.9 million in cash and cash equivalents, short term investments and long term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper and corporate debts. Our investments in debt securities are classified as "available for sale" and are recorded at fair value. Our "available for sale" investments are sensitive to changes in interest rates. As interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2018 would impact the net fair value of such interest sensitive financial instruments by $0.2 million.

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

Item 8.    Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Virtusa Corporation:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Virtusa Corporation and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes and financial statement schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 25, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2004.
Boston, Massachusetts
May 25, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Virtusa Corporation:

Opinion on Internal Control Over Financial Reporting

        We have audited Virtusa Corporation's and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and related notes and financial statement schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated May 25, 2018 expressed an unqualified opinion on those consolidated financial statements.

        The Company acquired eTouch Systems Corp. and eTouch Systems (India) Pvt. Ltd during the fiscal year-ended March 31, 2018, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2018, eTouch Systems Corp. and eTouch Systems (India) Pvt. Ltd's internal control over financial reporting associated with 14.5% of total assets (of which 11.9% represents goodwill and intangible assets) and 0.6% of total revenues included in the consolidated financial statements of the Company as of and for the year ended March 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of eTouch Systems Corp. and eTouch Systems (India) Pvt. Ltd.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
Boston, Massachusetts
May 25, 2018

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$194,897	$144,908
Short-term investments	45,900	72,028
Accounts receivable, net of allowance of $3,328 and $1,805 at March 31, 2018 and 2017, respectively	151,455	135,453
Unbilled accounts receivable	103,829	66,122
Prepaid expenses	31,724	32,751
Restricted cash	301	174
Other current assets	21,229	28,806

Total current assets	549,335	480,242
Property and equipment, net	121,565	118,890
Investments accounted for using equity method	1,588	1,708
Long-term investments	4,140	20,057
Deferred income taxes	31,528	23,093
Goodwill	297,251	211,089
Intangible assets, net	96,001	58,361
Other long-term assets	11,772	9,980

Total assets	$1,113,180	$923,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,541	$20,514
Accrued employee compensation and benefits	71,500	52,582
Deferred revenue	7,908	7,479
Accrued expenses and other	91,306	33,251
Current portion of long-term debt	11,407	8,870
Income taxes payable	5,038	3,066

Total current liabilities	216,700	125,762
Deferred income taxes	21,341	26,682
Long-term debt, less current portion	288,227	176,722
Long-term liabilities	43,833	9,238

Total liabilities	570,101	338,404

Commitments and contingencies (See Note 19)
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at March 31, 2018; no shares authorized or issued at March 31, 2017; redemption amount and liquidation preference of $108,000 and $0 at March 31, 2018 and March 31, 2017, respectively	106,996	—
Stockholders' equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2018 and 2017, respectively; Issued zero shares at March 31, 2018 and 2017, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2018 and 2017, respectively; Issued 32,469,092 and 31,762,214 shares at March 31, 2018 and 2017, respectively; Outstanding 29,589,093 and 29,905,511 shares at March 31, 2018 and 2017, respectively	325	318
Treasury stock, 2,879,999 and 1,856,703 common shares, at cost, at March 31, 2018 and 2017, respectively	(39,652)	(9,652)
Additional paid-in capital	260,612	305,387
Retained earnings	238,019	240,728
Accumulated other comprehensive loss	(40,681)	(39,749)

Total Virtusa stockholders' equity	418,623	497,032
Noncontrolling interest in subsidiaries	17,460	87,984

Total equity	436,083	585,016

Total liabilities, undesignated preferred stock and stockholders' equity	$1,113,180	$923,420

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

	Year Ended March 31,
	2018	2017	2016
Revenue	$1,020,669	$858,731	$600,302
Costs of revenue	725,445	620,950	389,310

Gross profit	295,224	237,781	210,992
Operating expenses:
Selling, general and administrative expenses	248,837	219,410	165,672

Income from operations	46,387	18,371	45,320
Other income (expense):
Interest income	4,264	4,115	5,420
Interest expense	(7,634)	(7,682)	(643)
Foreign currency transaction gains (losses)	(3,543)	3,009	7,050
Other, net	2,362	1,005	522

Total other income (expense)	(4,551)	447	12,349

Income before income tax expense	41,836	18,818	57,669
Income tax expense	32,888	2,561	12,649

Net income	8,948	16,257	45,020
Less: net income attributable to noncontrolling interests, net of tax	7,694	4,399	218

Net income available to Virtusa stockholders	1,254	11,858	44,802
Less: Series A Convertible Preferred Stock dividends and accretion	3,963	—	—

Net income (loss) available to Virtusa common stockholders	$(2,709)	$11,858	$44,802

Basic earnings (loss) per share	$(0.09)	$0.40	$1.53

Diluted earnings (loss) per share.	$(0.09)	$0.39	$1.49

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended March 31,
	2018	2017	2016
Net income	$8,948	$16,257	$45,020
Other comprehensive income (loss):
Foreign currency translation adjustments	8,262	(3,810)	(9,324)
Pension plan adjustment, net of tax effect of $(146), $(174), $15	(249)	(276)	47
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $(138), $60, $13	(15)	78	38
Unrealized gain (loss) on effective cash flow hedges, net of tax effect of $(4,230), $3,655, $1,800	(10,986)	7,989	2,513

Other comprehensive income (loss)	$(2,988)	$3,981	$(6,726)

Comprehensive income	5,960	20,238	38,294
Less: comprehensive income attributable to noncontrolling interest, net of tax	9,750	5,990	1,285

Comprehensive income (loss) available to Virtusa stockholders	$(3,790)	$14,248	$37,009

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share amounts)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Loss	Total Virtusa Stockholders' Equity
					Additional Paid-in Capital	Retained Earnings			Non controlling interest	Total equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2015	30,854,979	$309	(1,856,703)	$(9,652)	$283,178	$184,068	$(34,128)	$423,775	—	$423,775
Proceeds from the exercise of stock options and vesting of restricted stock	432,095	4	—	—	1,385	—	—	1,389	—	1,389
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,031	—	—	1,031	—	1,031
Restricted stock awards withheld for tax	—	—	—	—	(6,927)	—	—	(6,927)	—	(6,927)
Share-based compensation	—	—	—	—	16,108	—	—	16,108	—	16,108
Subsidiary share-based compensation	—	—	—	—	71	—	—	71	—	71
Excess tax benefits from stock option exercises	—	—	—	—	2,775	—	—	2,775	—	2,775
Other	—	—	—	—	—	—	—	—	248	248
Acquisition of Polaris, noncontrolling interest portion, inclusive of $3,517 of foreign currency translation	—	—	—	—	—	—	—	—	151,191	151,191
Other comprehensive income(loss)	—	—	—	—	—	—	(8,011)	(8,011)	1,285	(6,726)
Net income	—	—	—	—	—	44,802	—	44,802	218	45,020

Balance at March 31, 2016	31,287,074	$313	(1,856,703)	$(9,652)	$297,621	$228,870	$(42,139)	$475,013	$152,942	$627,955

Proceeds from the exercise of stock options and vesting of restricted stock	475,140	5	—	—	1,479	—	—	1,484	—	1,484
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,166	—	—	1,166	—	1,166
Restricted stock awards withheld for tax	—	—	—	—	(6,102)	—	—	(6,102)	—	(6,102)
Share-based compensation	—	—	—	—	20,741	—	—	20,741	—	20,741
Subsidiary share-based compensation	—	—	—	—	1,382	—	—	1,382	—	1,382
Excess tax (expense) benefits from stock option exercises	—	—	—	—	(719)	—	—	(719)	—	(719)
Other	—	—	—	—	—	—	—		(50)	(50)
Purchase of Polaris additional noncontrolling interest, net of transactions costs	—	—	—	—	(4,782)	—	—	(4,782)	(84,365)	(89,147)
Sale of Polaris stock, net of transaction costs	—	—	—	—	(5,399)	—	—	(5,399)	12,635	7,236
Noncontrolling interest purchase price adjustment	—	—	—	—	—	—	—	—	4,348	4,348
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	(3,516)	(3,516)
Other comprehensive income (loss)	—	—	—	—	—	—	2,390	2,390	1,591	3,981
Net income	—	—	—	—	—	11,858	—	11,858	4,399	16,257

Balance at March 31, 2017	31,762,214	318	(1,856,703)	(9,652)	305,387	240,728	(39,749)	497,032	87,984	585,016

Proceeds from the exercise of stock options	322,317	3			4,060		—	4,063		4,063
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,837	—	—	1,837	—	1,837
Restricted stock awards vested	384,561	4			(4)	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(7,173)	—	—	(7,173)	—	(7,173)
Repurchase of common stock	—	—	(1,023,296)	(30,000)	—	—	—	(30,000)	—	(30,000)
Share-based compensation	—	—	—	—	27,230	—	—	27,230	—	27,230
Subsidiary share-based compensation	—	—	—	—	181	—	—	181	—	181
Other	—	—	—	—	—	—	—	—	(42)	(42)
Purchase of Polaris additional noncontrolling interest, net of transactions costs	—	—	—	—	(70,906)	—	—	(70,906)	(76,120)	(147,026)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(3,963)	—	(3,963)	—	(3,963)
Other comprehensive income (loss)	—	—	—	—	—	—	(932)	(932)	(2,056)	(2,988)
Net income					—	1,254	—	1,254	7,694	8,948

Balance at March 31, 2018	32,469,092	325	(2,879,999)	(39,652)	260,612	238,019	(40,681)	418,623	17,460	436,083

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$8,948	$16,257	$45,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,537	25,852	16,479
Share-based compensation expense	27,411	22,123	16,179
Provision for doubtful accounts, net	1,248	1,015	208
Gain on disposal of property and equipment	(10)	(434)	(41)
Deferred income taxes, net	(9,946)	(10,856)	(5,398)
Foreign currency transaction (gains) losses, net	3,543	(3,009)	(7,050)
Amortization of discounts and premiums on investments	313	905	496
Amortization of debt issuance cost	1,057	1,129	109
Net changes in operating assets and liabilities, excluding effects of acquired companies:
Accounts receivable and unbilled receivable	(36,542)	(13,508)	(17,123)
Prepaid expenses and other current assets	(9,260)	1,009	(7,832)
Other long-term assets	(1,377)	8,216	(126)
Accounts payable	4,413	(6,482)	(7,326)
Accrued employee compensation and benefits	13,772	(2,207)	8,731
Accrued expenses and other current liabilities	3,931	1,851	8,734
Income taxes payable	12,683	(8,729)	4,303
Other long-term liabilities	14,978	(5,522)	227

Net cash provided by operating activities	62,699	27,610	55,590

Cash flows from investing activities:
Proceeds from sale of property and equipment	261	2,631	90
Purchase of short-term investments	(100,486)	(112,652)	(43,586)
Proceeds from sale or maturity of short-term investments	157,194	131,116	115,397
Purchase of long-term investments	(16,772)	(35,099)	(29,618)
Proceeds from sale or maturity of long-term investments	1,606	7,116	9,200
(Increase) decrease in restricted cash	(158)	92,704	(91,286)
Business acquisitions, net of cash acquired	(78,376)	(3,460)	(164,642)
Purchase of property and equipment	(16,096)	(15,341)	(13,491)

Net cash (used in) provided by investing activities	(52,827)	67,015	(217,936)

Cash flows from financing activities:
Proceeds from exercise of common stock options	4,063	1,479	1,385
Proceeds from exercise of subsidiary stock options	1,837	1,166	1,031
Proceeds from debt	141,000	—	200,000
Payment of debt	(81,000)	(10,000)	—
Payment of debt issuance costs	(2,716)	—	(5,596)
Borrowings on revolving credit facility	75,000	—	20,000
Repayment of revolving credit facility	(20,000)	—	(20,000)
Payment of contingent consideration related to acquisitions	—	(830)	(2,097)
Acquisition of noncontrolling interest	(147,026)	(89,147)	—
Payment of other noncontrolling interest	(42)	(50)	—
Proceeds from subsidiary stock sale	—	7,236	—
Principal payments on capital lease obligation	(220)	(140)	(132)
Payments of withholding taxes related to net share settlements of restricted stock	(7,173)	(6,098)	(6,924)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	106,846	—	—
Repurchase of common stock	(30,000)	—	—
Payment of dividend on Series A Convertible Preferred Stock	(3,127)	—	—

Net cash provided by (used in) financing activities	37,442	(96,384)	187,667

Effect of exchange rate changes on cash and cash equivalents	2,675	(2,319)	(1,137)

Net increase (decrease) in cash and cash equivalents	49,989	(4,078)	24,184
Cash and cash equivalents, beginning of year	144,908	148,986	124,802

Cash and cash equivalents, end of year	$194,897	$144,908	$148,986

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,573	$7,180	$33
Cash receipts from interest	$4,322	$3,956	$5,125
Cash paid for income tax	$16,116	$14,314	$17,137
Non cash investing activities
Assets acquired under capital lease	—	$41	$125

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(thousands, except share and per share amounts)

(1) Nature of the Business

        Virtusa Corporation (the "Company", "Virtusa", "we", "us" or "our") is a global provider of digital engineering and information technology ("IT") outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking, financial services insurance healthcare, communications, and media and entertainment, as these clients seek to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience ("UX") design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, unique platforming methodology, and deep domain and technology expertise.

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

(b)
Use of Estimates

        The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re-evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

completion method of accounting for fixed-price contracts, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets, valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

(c)
Foreign Currency Translation

        The functional currencies of the Company's non-U.S. subsidiaries are the local currency of the country in which the subsidiary operates except for Hungary, which uses the euro and certain Netherlands entities, which uses the U.S. dollar. Operating and capital expenditures of the Company's subsidiaries located in India, Sri Lanka, the Netherlands, Australia, Canada, Singapore, Malaysia, the Philippines, Germany, Austria, Sweden and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

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

(d)
Derivative Instruments and Hedging Activities

        The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. The Company also enters into interest rate swaps to mitigate interest rate risk on the Company's variable rate debt. The Company designates derivative contracts as cash flow hedges and any ineffective portions if they satisfy the criteria for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income, net of taxes, until the hedged transactions occur and are then recognized in the consolidated statements of income, the effective components are recognized in the same line item as the underlying and any ineffective components would be recognized as other income/expense. Changes in fair value of derivatives not designated as hedging instruments are recognized immediately in the consolidated statements of income.

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

(e)
Cash and Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with an initial maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2018, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $338 and $178 at March 31, 2018 and 2017, respectively. Restricted cash includes escrow deposits related to acquisitions, restricted deposits with banks to secure the import of computer and other equipment and bank guarantees associated with the purchase of property and equipment of the Company's facilities in India.

(f)
Investment Securities

        The Company classifies all debt and equity securities as "available for sale". These securities are classified as short-term investments and long-term investments on the consolidated balance sheet based on their maturity dates and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported in accumulated other comprehensive income, net of tax, as a separate component of stockholders' equity unless the decline in value is deemed to be other-than-temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statement of income. Any realized gains and losses on trading securities are charged to the consolidated statement of income. The Company determines the cost of the securities sold based on the specific identification method.

        The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other-than- temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2018 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses. At March 31, 2018, the Company believes that all impairments of investment securities are temporary in nature.

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

        For the Company's goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity-wide estimated fair value to net book value to identify potential impairment. Management estimates the entity-wide fair value utilizing the Company's market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company's common stock. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2018 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company's market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other-than-temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

(h)
Fair Value of Financial Instruments

        At March 31, 2018 and 2017, the carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

debt, approximate their fair values due to the nature of the items. See note 8 to the consolidated financial statements for further information of the fair value of the Company's other financial instruments.

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

        At March 31, 2018 and 2017, one client accounted for 10% and 11% respectively, of gross accounts receivable. Revenue from significant clients as a percentage of the Company's consolidated revenue was as follows:

	Year Ended March 31,
	2018	2017	2016
Customer A	19%	17%	3%
Customer B	7%	3%	—
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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

(l)
Internally-Developed Software

        The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post-implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to ten years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2018 and 2017, capitalized software development costs, which include software development work in progress, were approximately $11,022 and $9,658, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2018, 2017 and 2016, amortization of capitalized software development costs amounted to approximately $2,377, $1,702 and $556, respectively.

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

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions in which it has operations (see note 14 to the consolidated financial statements). The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expense are recognized on the full amount of deferred benefits for uncertain tax positions. The Company's policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

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

        The Company may enter into hosting arrangements where revenue is recognized as the service is delivered, generally on a straight-line basis, over the contractual period of performance. In these types of arrangements, the Company considers the rights provided to the customer in determining whether the arrangement includes the sale of a software license.

        Differences between the timing of billings and the recognition of revenue based on various methods of accounting are recorded as unbilled revenue or deferred revenue.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        Revenue includes reimbursements of travel and out-of-pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $12,924, $12,920 and $14,142 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

        Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from revenue and reported on a net basis.

(o)
Costs of Revenue and Operating Expenses

        Costs of revenue consist principally of salaries, employee benefits and share-based compensation expense, reimbursable and non-reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company's services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $306, $560 and $316 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

        General and administrative expenses include other operating items such as officers' and administrative personnel salaries, share-based compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, facility costs, provision for doubtful accounts, depreciation and amortization, including amortization of purchased intangibles and operating lease expenses.

(p)
Share-Based Compensation

        Share-based compensation cost is determined by estimating the fair value at the grant date of the Company's common stock and expensing the total compensation cost on a straight-line basis over the requisite employee service period or for grants issued with performance conditions, on a graded-vesting basis over the requisite employee service period. The requisite service period is generally between three and four years. The Company changed its accounting policy from estimated forfeitures to actual forfeitures effective April 1, 2017 upon adoption of ASU 2016-09 Accounting Standard Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

        The allocation of total share-based compensation expense between costs of revenue and selling, general and administrative expenses was as follows:

	Year Ended March 31,
	2018	2017	2016
Costs of revenue	$895	$2,501	$1,204
Selling, general and administrative expenses	26,516	19,622	14,975

Total share-based compensation expense	$27,411	$22,123	$16,179

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

(s)
Recent accounting pronouncements

  Adoption of new accounting pronouncements

        In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation- Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company adopted this guidance effective April 1, 2017 and the following describe the results of adoption:

  •
  The Company prospectively recognized income tax benefit of $1,481 in the income tax expense line item of its consolidated statements of income in the fiscal year ended March 31, 2018, respectively, related to excess tax benefits on stock options;

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

  •
  The Company adopted cash flow presentation of taxes paid when an employer withholds shares for tax-withholding purposes retrospectively and classified as a financing activity in the Company's statement of cash flows. Accordingly, prior period amounts have been restated;

  •
  The remaining amendments to this standard, as noted above, are either not applicable, or do not change the Company's current accounting practices and thus do not impact its consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

        In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. These amendments are intended to better align a company's risk management strategies and financial reporting for hedging relationships. Under the new guidance, more hedging strategies will be eligible for hedge accounting and the application of hedge accounting is simplified. In addition, the new guidance amends presentation and disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including the interim periods within those years. The guidance requires the use of a modified retrospective approach. The company early adopted this guidance during the three months ended March 31, 2018. The adoption of this update did not have a material impact on the consolidated financial statements.

  Recently issued accounting pronouncements not yet adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on April 1, 2018. Early application is permitted but not before periods beginning on or after January 1, 2017. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has adopted the standard effective April 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of that date.

        The Company has completed its assessment of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard including costs to obtain and fulfill a contract. Based on the assessment procedures completed, the Company has recognized an immaterial adjustment to retained earnings as of April 1, 2018. The Company expects revenue recognition across its portfolio of services to remain largely unchanged and expects slightly longer periods of amortization for costs to fulfill after adoption. Additionally, the Company is in the final stages of completion on changes to our processes and controls to meet the standard's updated disclosure requirements.

        In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The adoption of this guidance on April 1, 2018 did not have a material impact on the consolidated financial statements.

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

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update is intended to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows. This standard update addresses eight specific cash flow issues, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, and distributions from certain equity method investees. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The guidance requires application using a retrospective transition method. The adoption of this guidance on April 1, 2018 did not have an impact on the consolidated financial statements, as the Company's current presentation of consolidated statement of cash flows is consistent with the new guidance.

        In October 2016, the FASB issued ASU 2016-16, an update to the standard on income taxes. This new standard requires the recognition of current and deferred income taxes when an intra-entity transfer of assets other than inventory occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2017. Early adoption is permitted in the first interim period. Upon adoption, the entities will be required to use a modified retrospective transition approach. The adoption of this guidance on April 1, 2018 did not have an impact on the consolidated financial statements.

        In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The adoption of this guidance on

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

April 1, 2018 will impact the Company's presentation of the consolidated statements of cash flows. As of March 31, 2018 and March 31, 2017, the Company's restricted cash was $338 and $178, respectively.

        In January 2017, the FASB issued ASU 2017-01, an update on business combinations, which clarifies the definition of a business. The update requires a business to include at least an input and a substantive process that together significantly contribute to the ability to create outputs. The update also states that the definition of a business is not met if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2018. Upon adoption, entities will be required to apply the update prospectively. The adoption of this guidance on April 1, 2018 did not have an impact on the consolidated financial statements.

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

        In March 2017, the FASB issued ASU 2017-07, a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The adoption of this guidance on April 1, 2018 did not have a material impact on the consolidated financial statements. The Company's current presentation of service cost components is consistent with the requirements of the new standard. The Company will present the other components of net periodic pension cost within other (income) expense beginning April 1, 2018.

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

        In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, an update that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718, Compensation—Stock Compensation. Under the amendments in ASU 2017-09, an entity should account for the effects of a modification unless all of the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

following criteria are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified—if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) the vesting conditions of the modified award are the same as the conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The adoption of this guidance on April 1, 2018 did not have an impact on the consolidated financial statements.

        In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

        In February 2018, the FASB issued 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the 2 usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(2) Summary of Significant Accounting Policies (Continued)

December 15, 2018 with early adoption permitted, including interim periods within those years. The Company is currently evaluating the effect the new standard will have on its consolidated financial statements and related disclosures.

(t)
Reclassification

        Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2018 presentation.

(3) Earnings (loss) per Share

        Basic earnings (loss) per share available to Virtusa common stock holders ("EPS") is computed by dividing net income (loss), less any dividends and accretion of issuance cost on the Series A Convertible Preferred Stock by the weighted average number of shares of common stock outstanding for the period. In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of restricted stock units, unvested restricted stock and stock options along with the conversion of the Series A Convertible Preferred Stock to common stock. The following table sets forth the computation of basic and diluted EPS for the periods set forth below:

        The components of basic earnings (loss) per share are as follows:

	Year Ended March 31,
	2018	2017	2016
Numerators:
Net income available to Virtusa stockholders	$1,254	$11,858	$44,802
Less: Series A Convertible Preferred Stock dividends and accretion	(3,963)	—	—

Net income (loss) available to Virtusa common stockholders	$(2,709)	$11,858	$44,802

Denominators:
Basic weighted average common shares outstanding	29,397,350	29,650,026	29,233,861

Basic earnings (loss) per share available to Virtusa common stockholders	$(0.09)	$0.40	$1.53

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(3) Earnings (loss) per Share (Continued)

        The components of diluted earnings (loss) per share are as follows:

	Year Ended March 31,
	2018	2017	2016
Numerators:
Net income (loss) available to Virtusa common stockholders	$(2,709)	$11,858	$44,802
Less: Series A Convertible Preferred Stock dividends and accretion	—	—	—

Net income (loss) available to Virtusa common stockholders	$(2,709)	$11,858	$44,802

Denominators:
Basic weighted average common shares outstanding	29,397,350	29,650,026	29,233,861
Dilutive effect of Series A Convertible Preferred Stock	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	564,853	768,991
Dilutive effect of stock appreciation rights	—	292	2,130

Weighted average shares—diluted	29,397,350	30,215,171	30,004,982

Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.09)	$0.39	$1.49

        During the fiscal years ended March 31, 2018, 2017, and 2016, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase, 918,305, 378,627 and 68,991 shares of common stock in the aggregate for such fiscal years, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. For the fiscal year ended March 31, 2018, the 2,728,022 weighted average shares of the Series A Convertible Preferred Stock, on an as converted basis, were excluded from diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

(4) Acquisitions

Fiscal 2018

        On March 12, 2018, (i) the Company entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. ("eTouch US") and each of the equityholders of eTouch US to acquire all of the outstanding shares of eTouch US, and (ii) certain of the Company's Indian subsidiaries entered into a share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd ("eTouch India," together with eTouch US, "eTouch") and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India (together with the acquisition of eTouch US, the "Acquisition"). The acquisition strengthens our digital engineering capabilities, and establishes a solid base in Silicon Valley.

        Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, the Company acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140,000 in cash, subject to certain adjustments, with up to an additional $15,000 set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price will be paid in three tranches with

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

$80,000 paid at closing, $42,500 on the 12-month anniversary of the close of the transaction, and $17,500 on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments. The Company utilized the net cash proceeds of a $70,000 delayed draw term loan (the "DDTL") funded pursuant to the Amended Credit Agreement (as defined below) and $10,000 of cash on hand to make the payments due at the closing of the Acquisition. The Company paid an amount equal to $66,000 to the equityholders of eTouch US, and an amount equal to $14,000 to the equityholders of eTouch India, which together comprise the first of three tranches of the purchase price to be paid in connection with the closing of the Acquisition.

        The purchase price is subject to adjustment after the closing in the event the working capital associated with eTouch deviates from a threshold amount and other contractual adjustments.

        Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following are the preliminary fair values of assets and liabilities based on information available as of March 31, 2018 and may be subject to change during the measurement period.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

        A summary of the fair values for eTouch is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$80,000
Fair value of the future payments	57,858
Tax related liability	9,313

Fair value of consideration	147,171
Less: Cash acquired	(2,224)

Total purchase price, net of cash acquired	$144,947
Assets and Liabilities:
Cash and cash equivalents	2,224
Accounts receivable	14,901
Unbilled receivables	2,937
Prepaid expenses	776
Other current assets	473
Property and equipment	2,798
Other long-term assets	406
Goodwill	85,617
Trademark	800	2 years
Customer relationships	46,000	10 - 15 years
Accounts payable	(3,089)
Deferred revenue	(852)
Accrued expenses and other current liabilities	(539)
Accrued employee compensation and benefits	(3,875)
Income taxes payable	(20)
Deferred income taxes	(368)
Other long-term liabilities	(1,018)

Total purchase price	$147,171

        Acquisition costs of $1,016 are recorded in selling, general and administrative expenses. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between eTouch and the Company, neither of which qualify as an amortizable intangible asset.

        The following unaudited, pro forma information assumes the eTouch acquisition occurred on April 1, 2016. The unaudited pro forma consolidated results of operations are provided for informational purposes only and do not purport to represent the Company's actual consolidated results of operations had each

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

acquisition occurred on the dates assumed, nor are these necessarily indicative of the Company's future consolidated results of operations.

	Year Ended March 31,
	2018	2017
Revenue	$1,105,394	$944,881
Net income	$1,123	$9,176

        Revenue and net loss relating to eTouch since the acquisition dates, amounting to $5,662 and ($427) respectively, have been included in the consolidated statement of income for the fiscal year ended March 31, 2018. The unaudited pro forma consolidated results of operations for the fiscal year ended March 31, 2018 and 2017 included amortization of intangible assets, retention bonuses and changes in the fair value of deferred acquisition payments.

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

Fiscal 2017

None

Fiscal 2016

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

        On October 26, 2017, the Company announced its intention to commence through its Indian subsidiary, Virtusa India, a process that could lead to the delisting of its Indian subsidiary, Polaris, from all stock exchanges on which Polaris' common shares are listed. In December 2017, the Company drew down $25,000 from its old revolving credit facility to prepare to meet the minimum escrow requirements in accordance with the applicable SEBI delisting regulations. In addition, In January 2018, the Company funded the minimum escrow requirements of approximately $96,285 for the delisting offer towards the purchase of up to 26,416,725 shares, comprised of a combination of cash and bank guarantee.

        On February 5, 2018, Virtusa India closed its delisting offer to all public shareholders of Polaris in accordance with the provisions of the SEBI Delisting Regulations, which resulted in a discovered price of INR 480 per share. On February 8, 2018, Virtusa India accepted the discovered price of INR 480 per share (the "Exit Price") which will be offered to all Polaris public shareholders. Upon settlement by Virtusa India of an amount of approximately $145,000, exclusive of transaction and closing costs, for the Polaris shares tendered during the delisting process at the Exit Price, the shareholding of Virtusa India shall increase from approximately 74% to approximately 93% of the share capital of Polaris. Upon closing of the transaction and receipt of final approvals from the stock exchanges on which Polaris is traded, the common shares of Polaris will be delisted from all public exchanges on which the Polaris shares are traded. The public shareholders of Polaris who have yet to tender their shares to Virtusa India may offer their shares for sale to Virtusa India at the Exit Price for a period of one year following the date of the delisting from all stock exchanges on which Polaris common shares are listed. On February 12, 2018 Virtusa completed its delisting offer with successful tender to purchase additional 18.77% of the outstanding shares of Polaris common stock from Polaris public shareholders. Virtusa India purchased 19,285,807 shares of Polaris common stock for an aggregate purchase price of approximately $147,026 (Indian rupees 9,453,998) inclusive of transaction costs. On February 12, 2018, upon the closing of the delisting the Company's ownership interest in Polaris increased to 92.8%. At March 31, 2018 the Company is yet to receive the approval from SEBI for the delisting. At March 31, 2018 the Company had 92.64% ownership interest on Polaris basic shares of common stock. The Polaris shares of common stock are not redeemable at March 31, 2018 and remain classified in permanent equity.

        In accordance with ASC 810-10, changes in a parent's ownership, while retaining its financial controlling interest are accounted for as equity transactions. Therefore, the purchase of additional shares of Polaris through the Company's Indian subsidiary, did result in a reduction of minority interest and a decrease to the Company's equity. In connection with the Polaris delisting, on February 6, 2018, the

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions (Continued)

Company entered into an amended and restated credit agreement (the "Credit Agreement") dated as of February 6, 2018 (See Note 11 of the notes to the financial statements for further information).

(5) Goodwill and Intangible Assets

  Goodwill:

        The Company has one reportable segment at March 31, 2018. The following are details of the changes in goodwill balance at March 31, 2018:

Amount
Balance at April 1, 2017	$211,089
Goodwill arising from acquisitions	85,767
Foreign currency translation adjustments	395

Balance at March 31, 2018	$297,251

        The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $156,965. The acquisition costs and goodwill balance not deductible for tax purposes are $153,189 and relate to the Company's TradeTech acquisition (closed on January 2, 2014), the Polaris acquisition and the eTouch acquisition.

  Intangible Assets:

        The following are details of the Company's intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2018 and March 31, 2017:

	March 31, 2018
	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	12.1	$129,264	$34,296	$94,968
Trademark	2.1	3,760	2,975	785
Technology	5.0	500	252	248

	11.8	$133,524	$37,523	$96,001

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

        The Company's amortization expense related to intangible assets acquired through acquisitions was $10,089, $9,523 and $5,491 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. The components included in the gross carrying amounts of amortization expense in the table above reflect the Company's previous acquisitions and the Company's recent acquisition of eTouch on March 12, 2018. The intangible assets are being amortized on either a straight-line basis or using the most appropriate economic pattern of consumption over their estimated useful lives.

        The estimated amortization expense related to the purchased intangible assets listed in the table above at March 31, 2018 is as follows for the following fiscal years:

Fiscal year	Amount
2019	$11,205
2020	11,391
2021	10,474
2022	9,403
2023	9,019
Thereafter	44,509

Total	$96,001

(6) Investment Securities

        At March 31, 2018 and 2017, all of the Company's investment securities were classified as available-for-sale and were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (see note 8 to the consolidated financial statements).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        The following is a summary of investment securities at March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$25,397	$—	$(126)	$25,271
Non-current	2,293	—	(22)	2,271
Preference shares:
Non-current	1,726	—	(70)	1,656
Agency and short-term notes:
Current	800	—	(1)	799
Mutual funds:
Current	1,540	11	—	1,551
Equity Shares/ Options:
Non-current	15	198	—	213
Time deposits:
Current	18,279	—	—	18,279

Total available-for-sale securities	$50,050	$209	$(219)	$50,040

        The following is a summary of investment securities at March 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$36,722	$7	$(55)	$36,674
Non-current	17,511	3	(48)	17,466
Preference shares:
Current	1,633	—	(75)	1,558
Non-current	1,829	—	(101)	1,728
Agency and short-term notes:
Current	1,816	—	(3)	1,813
Non-current	803	—	(3)	800
Mutual funds:
Current	17,934	371	—	18,305
Commercial paper:
Current	2,993	—	—	2,993
Equity Shares/ Options:
Non-current	17	46	—	63
Time deposits:
Current	10,685	—	—	10,685

Total available-for-sale securities	$91,943	$427	$(285)	$92,085

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses on its available-for-sale securities at March 31, 2018 are temporary. The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other-than-temporary. Other-than-temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.

        The following tables show the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and March 31, 2017:

Less Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2018:
Corporate bonds	$22,081	$(135)
Agency bonds	—	—
Preference shares	—	—

Total	$22,081	$(135)

Available-for-sale securities at March 31, 2017:
Corporate bonds	$44,098	$(103)
Agency bonds	2,613	(6)
Mutual funds	3,286	(176)

Total	$49,997	$(285)

Greater Than 12 Months

	Fair Value	Gross Unrealized Loss
Available-for-sale securities at March 31, 2018:
Corporate bonds	$5,461	$(13)
Agency bonds	799	(1)
Preference shares	1,656	(70)

Total	$7,916	$(84)

Available-for-sale securities at March 31, 2017:
Corporate bonds	$—	$—

Total	$—	$—

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(6) Investment Securities (Continued)

        At March 31, 2018, there were no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

        Available-for-sale securities by contractual maturity were as follows:

March 31, 2018
Due in one year or less	$45,900
Due after 1 year through 5 years	4,140
Due after 5 years	—

Total	$50,040

        Proceeds from sales of available-for-sale investment securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Year Ended March 31,
	2018	2017	2016
Proceeds from sales of available-for-sale investment securities	$158,800	$138,232	$124,597

Gross gains	$1,655	$1,007	$64
Gross losses	(127)	(1)	—

Net realized gains on sales of available-for-sale investment securities	$1,528	$1,006	$64

(7) Investments in Unconsolidated Affiliates

        Investments in entities in which the Company owns between 20% and 50% of the voting interest or otherwise acquires management influence are accounted for using the equity method and initially recognized at cost. Under the equity method, the Company's share of the post-acquisition profits and losses is recognized in the Consolidated Statements of Income. As of March 31, 2018, through its Polaris subsidiary, the Company owns a 50% interest in Intellect Polaris Design LLC, an LLC which holds certain real estate in New Jersey, which is being accounted for using the equity method of accounting. As of March 31, 2018, the difference between the carrying amount and our equity in net assets of this investment was $528. This is due to fair value measurement of the investment upon the Polaris acquisition.

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

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$45,900	—	$45,900
Available-for-sales securities—non-current	—	4,140	—	4,140
Foreign currency derivative contracts	—	2,122	—	2,122
Interest Rate Swap Contracts	—	2,486	—	2,486

Total assets	$—	$54,648	$—	$54,648
Liabilities:
Foreign currency derivative contracts	$—	1,023	$—	1,023
Interest Rate Swap Contracts	—	—	—	—
Contingent consideration	—		100	100

Total liabilities	$—	$1,023	$100	$1,123

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

9) Property and Equipment

        Property and equipment and their estimated useful lives in years consist of the following:

		March 31,
	Estimated Useful Life (Years)
		2018	2017
Computer and other equipment	3 - 5	$50,154	$41,650
Furniture and fixtures	7	14,862	13,755
Vehicles	3 - 5	1,753	2,085
Software	3 - 10	23,963	21,893
Leasehold improvements	Over the lease period or estimated useful life of the assets whichever is lower	10,558	8,987
Buildings	15 - 30	32,382	29,913
Land		56,611	56,715
Capital work-in-progress		1,745	1,547

		$192,028	$176,545
Less—accumulated depreciation and amortization		70,463	57,655

Property and equipment, net		$121,565	$118,890

        Depreciation and amortization expense for the fiscal years ended March 31, 2018, 2017 and 2016 was $17,448, $16,329 and $10,988, respectively. Capital work-in-progress represents advances paid towards the acquisition of property and equipment, and the cost of property and equipment including internally developed software not placed in service before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2018 were $262 and $174, respectively. The cost

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

9) Property and Equipment (Continued)

and accumulated amortization of assets under capital leases at March 31, 2017 were $384 and $218, respectively.

(10) Accrued Expenses and Other

        Accrued expenses and other consists of the following:

	March 31, 2018	March 31, 2017
Accrued other taxes	$6,776	$5,667
Accrued professional fees	18,422	12,895
Acquisition related liabilities	50,619	—
Hedge liability	1,043	—
Accrued discounts	6,255	5,534
Accrued employee travel and other expense	3,413	4,088
Accrued other	4,778	5,067

Total	$91,306	$33,251

(11) Debt

        On February 6, 2018, in connection with the delisting process of Polaris, as well as the eTouch acquisition, the Company entered into a credit agreement (the "Credit Agreement") dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the prior $300,000 credit agreement ("Prior Credit Facility") with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated. and provides for a $200,000 revolving credit facility and a $250,000 delayed-draw term loan (together, the "Credit Facility"). To finance the delisting process of Polaris and to refinance the balance on the Prior Credit Facility term loan balance of $109,000 and line of credit balance of $75,000, on February 6, 2018, the Company drew down $180,000 of the term loan and $55,000 of the line of credit on the Credit Agreement. On March 12, 2018 the company drew down the remaining $70,000 on the term loan to finance the eTouch acquisition. Interest under these facilities accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company's ratio of debt to adjusted earnings before interest, taxes, depreciation, amortization, and stock compensation expense ("EBITDA"). The Company is required under the terms of the Credit Agreement to make quarterly principal payments on the term loan. For the fiscal year ending March 31, 2019 we are required to make principal payments of $3,125 per quarter. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 6, 2023. At March 31, 2018, the interest rates on the term loan and line of credit were 4.63% and 4.45% respectively.

        The Credit Agreement has financial covenants that require that the Company maintain a Total Leverage Ratio of not more than 3.50 to 1.00 commencing with December 31, 2017 and for all quarters thereafter ending prior to December 31, 2019 and of not more than 3.25 to 1.00 commencing with December 31, 2019 and for all quarters thereafter ending prior to September 30, 2020, and 3.00 : 1.00,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Debt (Continued)

commencing with September 30, 2020 and tested for all quarters thereafter. The financial covenants also require that the Company maintain a Fixed Charge Coverage Ratio, commencing on December 31, 2017, of not less than 1.25 to 1.00, as of the last day of any Reference Period. For purposes of these covenants, "Total Leverage Ratio" means, as of the last day of any fiscal quarter, the ratio of Funded Debt to Adjusted EBITDA for the reference period ended on such date. "Funded Debt" refers generally to total indebtedness to third-parties for borrowed money, capital leases, deferred purchase price and earn-out obligations and related guarantees and "Adjusted EBITDA" is defined as consolidated net income plus (a) (i) GAAP depreciation and amortization, (ii) non-cash equity-based compensation expenses, (iii) fees and expenses incurred during such period in connection with the Credit Facility and loans made thereunder, (iv) fees and expenses incurred during such period in connection with any permitted acquisition, (v) one-time regulatory charges, (vi) other extraordinary and non-recurring losses or expenses, and (vii) all other non-cash charges, expenses and losses for such period, (viii) taxes net of tax credits, minus (b) (i) extraordinary or non-recurring income or gains for such period, and (ii) any cash payments made during such period in respect of non-cash charges, expenses or losses described in clauses (a)(ii), (a)(v) and (a)(vi) above taken in a prior period, subject to other adjustments and certain caps and limits on adjustments. The Fixed Charge Coverage Ratio is calculated under the Credit Agreement generally as the ratio of Adjusted EBITDA, excluding capital expenditures made during such period (to the extent not financed with indebtedness (other than Revolving Loans), an issuance of equity interests or capital contributions, or proceeds of asset sales, the proceeds of casualty insurance used to replace or restore assets, to fixed charges (regularly scheduled consolidated interest expense paid in cash, plus regularly scheduled dividends paid in cash for such period on or with respect to any Disqualified Equity Interests, including the Orogen Series A Preferred Stock, regularly scheduled amortization payments on indebtedness in cash, income taxes paid in cash and the interest component of capital lease obligation payments), on a consolidated basis.

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

        At March 31, 2018, the Company is in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at March 31, 2018 and through the date of this filing.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Debt (Continued)

Current portion of long-term debt

        The following summarizes our short-term debt balance as of:

	March 31,
	2018	2017
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	12,500	10,000
Less: deferred financing costs, current	(1,093)	(1,130)

Total	11,407	$8,870

Long-term debt, less current portion

        The following summarizes our long-term debt balance as of:

	March 31,
	2018	2017
Term loan	$250,000	$190,000
Borrowings under revolving credit facility	55,000	—
Less:
Current maturities	(12,500)	(10,000)
Deferred financing costs, long-term	(4,273)	(3,278)

Total	$288,227	$176,722

        In accordance with the recently adopted FASB ASU 2015-03, the Company has presented debt issuance costs in the balance sheet as a direct deduction from the carrying value of that debt liability.

        The following represents the schedule of maturities of long-term debt:

Fiscal year ending March 31:
2019	$12,500
2020	12,500
2021	18,750
2022	25,000
2023	236,250

Total	$305,000

        In July 2016, the Company entered into 12-month forward starting interest rate swap transactions to mitigate Company's interest rate risk on Company's variable rate debt (collectively, "The Interest Rate Swap Agreements"). The Company's objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Prior Credit Agreement by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the swaps as cash flow hedges.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(11) Debt (Continued)

        The three Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. As of March 31, 2018, the swaps have an aggregate notional amount of $90,000 and hedge approximately 29.5% of our outstanding debt balance. The notional amount of the swaps amortizes over the remaining swap periods. The Interest Rate Swap Agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The unrealized gain associated with the 2016 Swap Agreement was $2,486 at March 31, 2018, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

        The Credit Facility amortizes at a rate of 5% per annum of the outstanding principal amount of the term loan for first two years, 7.5% per annum in the third year, 10% in the fourth year and 15% in the fifth year, in each case payable in equal quarterly instalments. To the extent funded, the delayed draw term loan will amortize in equal quarterly instalments on the same amortization schedule described above.

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

        Beginning in fiscal 2009, the Company's U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2018, $25,704 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2018. No amounts were due as of March 31, 2018, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(12) Series A Convertible Preferred Stock

        On May 3, 2017, the Company and Orogen Viper LLC (the "Purchaser"), entered into an Investment Agreement (the "Investment Agreement"), pursuant to which the Company issued and sold to the Purchaser, and the Purchaser purchased from the Company, an aggregate of 70,000 shares of voting convertible preferred stock of the Company, designated as the Company's 3.875% Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A Voting Preferred Stock"), and 38,000 shares of a separate class of non-voting convertible preferred stock of the Company, designated as the Company's

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Series A Convertible Preferred Stock (Continued)

3.875% Series A-1 Convertible Preferred Stock, par value $0.01 per share (the "Series A-1 Preferred Stock" and, together with the Series A Voting Preferred Stock, the "Series A Convertible Preferred Stock"), in each case for a purchase price of $1,000 per share, representing $108,000 of gross proceeds to the Company.

        The Investment Agreement provides the Purchaser the right, pursuant to the terms of the Series A Convertible Preferred Stock, to appoint a director to serve on our Board. Pursuant to the Investment Agreement, in connection with the closing of the transactions contemplated by the Investment Agreement (the "Closing"), our Board of Directors (the "Board") increased the size of the Board from nine directors to ten directors and elected Vikram S. Pandit, the initial nominee designated by the Purchaser, to the Board, subject to replacement pursuant to the procedures described in the Investment Agreement. Such appointment right will terminate if the Purchaser and its affiliates fail to retain beneficial ownership of at least 50% of the number of shares of our common stock underlying the Series A Convertible Preferred Stock held by the Purchaser immediately following the Closing.

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

        Pursuant to the Investment Agreement, the Purchaser has agreed, subject to certain exceptions, that until the later of (1) the first date on which there is no Purchaser-affiliated director serving on our Board, and (2) May 3, 2019 (the "Standstill Period"), the Purchaser will not, among other things, subject to certain exceptions described in the Investment Agreement: (i) acquire any securities of the Company if, immediately after such acquisition, the Purchaser would collectively own in the aggregate more than 20.0% of the then outstanding common stock of the Company, (ii) propose or seek to effect any tender or exchange offer, merger or other business combination involving the Company or its securities, or make any public statement with respect to such transaction, (iii) make, or in any way participate in any "proxy contest" or other solicitation of proxies, (iv) seek election or appointment to, or representation on, our Board other than as set forth in the Investment Agreement or the Series A Certificate of Designations (as defined below), or seek the removal of any of our directors, or (v) conduct any referendum of stockholders of the Company or make or be the proponent of any stockholder proposal.

        The Investment Agreement restricts the Purchaser's ability to transfer the Series A Convertible Preferred Stock or shares of our common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock, subject to certain exceptions specified in the Investment Agreement. In particular, prior to the earliest of (i) May 3, 2019, (ii) a change of control of the Company or entry into a definitive agreement for a transaction that, if consummated, would result in a change of control of the Company, and (iii) the later of May 3, 2018 and the first date on which there is no Purchaser-affiliated director serving on our Board, the Purchaser will be restricted from selling, offering, transferring, assigning, pledging, mortgaging, hypothecating, gifting or disposing the Series A Convertible Preferred Stock or shares of common stock issued or issuable upon conversion of the Series A Convertible Preferred

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Series A Convertible Preferred Stock (Continued)

Stock. Such restrictions also prohibit the Purchaser from entering into or engaging in any hedge, swap, short sale, derivative transaction or other agreement or arrangement that transfers any ownership of, or interests in, the shares of Series A Convertible Preferred Stock or shares of common stock issued or issuable upon conversion of the Series A Convertible Preferred Stock. These restrictions do not apply to, among others, transfers to affiliates or in connection with certain third-party tender offers.

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

        On May 3, 2017, we filed with the Secretary of State of the State of Delaware (i) a Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Preferred Stock (the "Series A Certificate of Designations") and (ii) a Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Preferred Stock (the "Series A-1 Certificate of Designations" and, together with the Series A Certificate of Designations, the "Certificates of Designations"). Generally, except with respect to certain voting rights, and a conversion trigger applicable to the Series A-1 Preferred Stock described below as the "HSR Conversion," the rights, preferences and privileges of the Series A Preferred Stock and the Series A-1 Preferred Stock are substantially identical.

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

        The Series A Convertible Preferred Stock is convertible at the option of the holders at any time into shares of the Company's common stock at an initial conversion rate of 27.77778 shares of the Company's common stock per share of Series A Convertible Preferred Stock (which is equal to an initial conversion price of approximately $36.00 per share of the Company's common stock), subject to certain customary anti-dilution adjustments. If at any time after May 3, 2020, the closing sale price of our common stock exceeds 150% of the then applicable conversion price of the Series A Convertible Preferred Stock for at least 20 trading days during a period of 30 consecutive trading days, the Company may cause some or all of the Series A Convertible Preferred Stock to be converted into shares of common stock at the then applicable conversion rate. Upon the conversion of the Series A Convertible Preferred Stock into common stock, we are required to pay all accumulated but unpaid dividends in additional shares of common stock valued at the then applicable conversion price on the date of such conversion.

        Holders of Series A Convertible Preferred Stock are entitled to vote generally with the holders of common stock on an as-converted basis (including with respect to election of the members of our Board). Holders of Series A Convertible Preferred Stock are also entitled to certain limited special approval rights,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Series A Convertible Preferred Stock (Continued)

including with respect to amendments to the Company's organizational documents that have an adverse effect on the Series A Convertible Preferred Stock, certain issuances of senior or pari passu securities, certain purchases, redemptions or other acquisitions of junior securities or payments, dividends or distributions thereon. In addition, so long as any shares of Series A Convertible Preferred Stock are outstanding and the Purchaser and its affiliates collectively beneficially own at least a majority of the shares of Series A Convertible Preferred Stock beneficially owned by such holders immediately following the Closing, the holders of Series A Convertible Preferred Stock, voting as a separate class by majority vote, are entitled to elect one director to serve on our Board.

        Holders of Series A-1 Preferred Stock generally have no voting rights except as required by law and with respect to amendments to the Company's organizational documents that have an adverse effect on the Series A-1 Preferred Stock. At such time as any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the acquisition of shares of Preferred Stock expires or is terminated, all shares of the Series A-1 Preferred Stock then issued and outstanding shall immediately and automatically convert on a one for one basis to shares of Series A Preferred Stock (the "HSR Conversion"). Upon such HSR Conversion (which occurred in May 2017), all accumulated but unpaid dividends on such shares of Series A-1 Preferred Stock immediately prior to such HSR Conversion converted into an equivalent amount of accumulated but unpaid dividends on shares of Series A Preferred Stock immediately following such HSR Conversion.

        With certain exceptions, upon a Fundamental Change (as defined in the Certificates of Designations), the holders of the Series A Convertible Preferred Stock may require that the Company repurchase for cash all or any whole number of shares of Series A Convertible Preferred Stock at a per-share repurchase price equal to 100% of the liquidation preference of such shares, plus accumulated and unpaid dividends. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of the date that the Company is required to effect such repurchase, during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. The definition of Fundamental Change includes a sale of substantially all the Company's assets, a change of control of the Company by way of a tender offer, merger or similar event, the adoption of a plan relating to the Company's liquidation or dissolution and certain delistings of our common stock, except in certain cases described in the Certificates of Designations in which the consideration received or to be received by the Company's common stockholders in a sale or change of control transaction consists primarily of publicly listed and traded securities.

        Holders of Series A Convertible Preferred Stock that are converted in connection with a Make-Whole Fundamental Change, as defined in the Certificates of Designations, are, under certain circumstances, entitled to an increase in the conversion rate for such shares of Series A Convertible Preferred Stock based on the effective date of such event and the applicable price attributable to the event as set forth in a table contained in the Certificates of Designations. The definition of Make-Whole Fundamental Change includes a sale of substantially all the Company's assets, a change of control of the Company by way of a tender offer, merger or similar event, the adoption of a plan relating to the Company's liquidation or dissolution and certain delistings of our common stock.

        If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Series A Convertible Preferred Stock (Continued)

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

        In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the fiscal year ended March 31, 2018, the Company recorded $150, as an accretion to the Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the fiscal year ended March 31, 2018, the Company has paid $3,127 as cash dividend on Series A Convertible Preferred Stock. As of March 31, 2018, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(13) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

        The Company's Amended and Restated 2000 Stock Option Plan (the "2000 Plan") was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company's employees, directors, and consultants. As of March 31, 2018, there were no shares reserved for issuance under this plan. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company's common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value. In May 2007, the Company's board of directors determined that no further grants would be made under the 2000 Plan.

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

(13) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

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

        In May 2015, the Company adopted the 2015 Stock Option and Incentive Plan ("2015 Plan") which was also approved the Company's stockholders on September 1, 2015. The 2015 Plan replaces the 2007 Plan and permits the granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards, performance-based awards to covered employees, cash-based awards and dividend equivalent rights. Stock options, restricted stock and restricted stock units generally vest over four years. Performance share awards and performance-based awards generally vest over three years. The Company reserved 3,000,000 shares of its common stock for the issuance of awards under the 2015 Plan as well as the number of shares of stock as is equal to the shares underlying any stock options and awards that are returned to the Company's 2007 Plan after the 2015 Plan's effective date as a result of the expiration, forfeiture, acquisition by the Company prior to vesting, cancellation or termination of such stock options and awards (other than by exercise) as set forth in the 2007 Plan. Additionally, shares that are forfeited or cancelled or otherwise terminated (other than by exercise) or held back by the Company or tendered by the grantee of any equity award to settle applicable taxes on any equity award under the 2015 Plan shall be added back to the shares of common stock available for future issuance under the 2015 Plan. At March 31, 2018, the number of shares reserved for issuance under the 2015 Plan was 1,671,797.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The following tables summarize stock option and restricted stock activity under the 2000 Plan, the 2007 Plan and the 2015, as the case may be, Plan for the fiscal years ended March 31, 2018, 2017 and 2016:

	Stock Option Activity
	Number of Options to Purchase Common Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	806,856	$13.15
Granted	—
Exercised	(127,718)	10.87
Forfeited or cancelled	—	—

Outstanding at March 31, 2016	679,138	13.58
Granted	—	—
Exercised	(104,853)	14.18
Forfeited or cancelled	(4,624)	31.97

Outstanding at March 31, 2017	569,661	13.31

Granted	—	—
Exercised	(322,317)	12.60
Forfeited or cancelled	—	—

Outstanding at March 31, 2018	247,344	$14.24	2.93	$8,464

Exercisable at March 31, 2018	247,344	$14.24	2.93	$8,464

	Restricted Stock Award Activity
	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested at March 31, 2015	638,478	$24.60
Awarded	140,185	46.25
Vested	(273,675)	22.22
Forfeited	(27,597)	35.51

Unvested at March 31, 2016	477,391	31.69
Awarded	—	—
Vested	(226,838)	26.41
Forfeited	(32,993)	42.59

Unvested at March 31, 2017	217,560	35.55

Awarded	—	—
Vested	(126,843)	32.64
Forfeited	(15,090)	37.55

Unvested at March 31, 2018	75,627	$40.04

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

	Restricted Stock Unit Activity
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at March 31, 2015	404,797	$31.16
Awarded	426,456	49.10
Vested	(182,697)	27.93
Forfeited	(41,316)	35.52

Unvested at March 31, 2016	607,240	44.43
Awarded	1,863,658	24.63
Vested	(339,582)	39.54
Forfeited	(151,700)	35.82

Unvested at March 31, 2017	1,979,616	27.29

Awarded	731,363	35.99
Vested	(436,225)	39.14
Forfeited	(752,765)	25.06

Unvested at March 31, 2018	1,521,989	$29.18

        The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2018, 2017 and 2016 was $7,816, $1,629 and $4,246, respectively. There were no options granted during the fiscal year ended March 31, 2018, 2017 and 2016. During the fiscal years ended March 31, 2018, 2017 and 2016, the Company realized $1,481, $(719) and $2,775 respectively, of income tax (expense) benefits from the exercise of stock options as a windfall (shortfall). The Company adopted ASU 2016-09 on April 1, 2017. All excess tax benefits and all tax deficiencies are recognized as income tax expense or benefit in the consolidated statement of income for the fiscal year ending March 31, 2018.

        As of March 31, 2018, there was $35,154 of total unrecognized compensation cost related to unvested stock options, restricted stock awards, deferred stock awards and restricted stock units granted under the Company's Amended and Restated 2000 Option Plan, the Company's 2007 Stock Option and Incentive Plan and the Company's 2015 Stock Option and Incentive Plan. The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 1.69 years.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(13) Stock Options, Restricted Stock Awards and Stock Appreciation Rights (Continued)

        The tables below summarizes information about the SAR Plan activity for the fiscal years ended March 31, 2018, 2017 and 2016 as follows:

	SAR Plan Activity
	Number of SARs	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	5,110	$4.04
Granted	—	—
Exercised	(3,902)	3.84
Forfeited or cancelled	—	—

Outstanding at March 31, 2016	1,208	4.70
Granted	—	—
Exercised	(857)	4.91
Forfeited or cancelled	(351)	4.19

Outstanding and exercisable at March 31, 2017	—	—

Granted	—	—
Exercised	—	—
Forfeited or cancelled	—	—

Outstanding and exercisable at March 31, 2018	—	—	—	—

        The aggregate intrinsic value of SARs exercised during the fiscal years ended March 31, 2018, 2017 and 2016 was $0, $23 and $180, respectively.

(14) Income Taxes

        The income before income tax expense shown below is based on the geographic location to which such income is attributed for each of the fiscal years ended March 31, 2018, 2017 and 2016:

	Year Ended March 31,
	2018	2017	2016
United States	$(31,526)	$(52,390)	$4,556
Foreign	73,362	71,208	53,113

Total	$41,836	$18,818	$57,669

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Income Taxes (Continued)

        The provision for income taxes for each of the fiscal years ended March 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended March 31,
	2018	2017	2016
Current provision:
Federal	$18,747	$(1,966)	$6,367
State	(108)	170	1,961
Foreign	24,195	15,213	9,719

Total current provision	$42,834	$13,417	$18,047

Deferred (benefit) provision:
Federal	$(1,289)	$(7,870)	$(2,753)
State	(2,726)	(2,888)	(724)
Foreign	(5,931)	(98)	(1,921)

Total deferred (benefit) provision	$(9,946)	$(10,856)	$(5,398)

Total provision for income taxes	$32,888	$2,561	$12,649

        The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the blended U.S. statutory rate (30.7%) are summarized as follows:

	Year Ended March 31,
	2018	2017	2016
Tax on income before income tax expense at U.S. statutory rate	$12,865	$6,398	$20,184
U.S. state and local taxes (benefit), net of U.S. federal income tax effects	(2,800)	(2,776)	701
Benefit from foreign subsidiaries' tax holidays	(7,727)	(7,973)	(7,477)
Foreign rate difference	(2,215)	(7,688)	(4,549)
Tax rate change	9,915	—	—
Nondeductible transactions costs	53	354	1,321
Nondeductible business costs	994	1,736	1,614
Repatriated foreign earnings	—	5,879	—
Deemed repatriated foreign earnings	17,834	—	—
Nondeductible interest	6,500	6,138	544
Other adjustments	(2,531)	493	311

Income tax expense	$32,888	$2,561	$12,649

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Income Taxes (Continued)

        Deferred tax assets (liabilities) at March 31, 2018 and 2017 were as follows:

	March 31,
	2018	2017
Deferred revenue	$649	$785
Bad debt reserve	774	699
Tax credit carry forwards	2,836	2,247
Accrued expenses and reserves	13,825	18,787
Share-based compensation expense	3,985	4,135
Intangible assets	3,477	4,189
Net operating loss	15,160	4,584

Total gross deferred tax assets	$40,706	$35,426

Valuation allowance	(2,535)	(3,155)

Total deferred tax assets	$38,171	$32,271

Depreciable assets	(10,054)	(10,441)
Unrealized gains	(698)	(5,884)
Acquisition and other liabilities	(11,052)	(12,780)
Goodwill	(6,180)	(6,755)

Total deferred tax liabilities	$(27,984)	$(35,860)

Net deferred tax assets/(liabilities)	$10,187	$(3,589)

        The ultimate realization of deferred tax assets is dependent upon management's assessment of the Company's ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. Net income in the United States has decreased, resulting in net losses for the years ended March 31, 2018 and 2017. The Company has a significant deferred tax asset in the United States. The Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company recorded a decrease to the valuation allowance totaling $620 during the fiscal year ended March 31, 2018 related to realization of capital losses, which was recorded in income tax expense. The Company has determined for all other deferred assets that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. We continue to monitor all positive and negative evidence related to this asset.

        Net loss in the United States has decreased during the fiscal year ended March 31, 2018 compared with the fiscal year ended March 31, 2017. The Company has $24,045 of deferred tax assets in the United States at March 31, 2018. The Company has not completed its valuation allowance assessment related to the Tax Cuts and Jobs Act (the "Tax Act"), primarily related to the impact of the global intangible low taxed income ("GILTI"), interest expense limitation, foreign tax credit utilization and executive pay, which might impact the need for a valuation allowance.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Income Taxes (Continued)

        At March 31, 2018, the Company has $329 of US foreign tax credits which begin to expire in March 2022 and for which a full valuation allowance has been recorded, $2,506 of Indian Minimum Alternative Tax ("MAT") credits which begin to expire at various dates through March 2028, $14,024 of NOLs, which begin to expire in 2037 and $1,136 of capital loss carryover which begin to expire in 2020. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize $15,461 of these deferred tax assets for which a valuation allowance is not provided.

        During the fiscal year ended March 31, 2018, the Company recorded $4,640 of net income tax expense directly in other comprehensive income related to the unrealized gain/loss on available for sale securities, the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long- term intercompany balances. During the fiscal year ended March 31, 2018, the Company recognized $1,481 of net income tax benefit related to a windfall in the tax benefits of share-based compensation which was recorded as an income tax benefit in the consolidated statement of income (loss) pursuant to ASU 2016-09.

        The Company's effective tax rate for the fiscal year ended March 31, 2018 was significantly impacted by the Tax Act, enacted on December 22, 2017 by the U.S. government. The Company's reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company. The Company's aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than jurisdictions in which the Company operates and applicable tax holiday benefits of the Company, obtained primarily in India and Sri Lanka.

        The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a repatriation tax on accumulated foreign earnings deemed repatriated, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The lower corporate income tax rate will require the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC Topic 740, Income Taxes, requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission has issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Job Act ("SAB 118"), which will allow the Company to record provisional amounts during a measurement period of up to one year after the enactment of the Tax Act to finalize the recording of the related tax impacts. During the fiscal year ended March 31, 2018, the Company recorded a provisional charge of $17,834 for deemed repatriation of unremitted earnings and a provisional charge of $4,890 primarily to remeasure our opening U.S. deferred tax assets to reflect the lower statutory rate at which they will be realized. Both provisional charges are based on the Company's reasonable estimates. The $17,834 for deemed repatriation will be paid over the next 8 years, of which approximately $1,427 is included in income tax payable and $16,407 is included in long-term liabilities in the consolidated balance sheet as of March 31, 2018.

        Due to the complexities involved in determining the previously unremitted earnings of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing and analyzing the computations of

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Income Taxes (Continued)

accumulated earnings and profits balances as of March 31, 2018. We are continuing to analyze certain aspects of the Tax Act and may refine our estimates, which could potentially affect the measurement of our net deferred tax assets or give rise to new deferred tax amounts. The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Act, which may result in adjustments to our provisional estimates. The final determination of these provisional amounts will be completed as additional information becomes available, but no later than one year from the enactment date.

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

        The U.S. Tax Act subjects a U.S. shareholder to GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we are unable to make a reasonable estimate and have not reflected any adjustments related to GILTI in our financial statements. The Company continues to review the anticipated impacts of the base erosion anti-abuse tax ("BEAT"), which is not effective until fiscal year 2019. The Company has not recorded any impact associated with BEAT in the tax rate for the fiscal year ended March 31, 2018.

        The Company's Indian subsidiaries operate several development centers in areas designated as a SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ Co-developer income tax benefits starting in fiscal year ended March 31, 2013. In addition, the Company has leased facilities in SEZ designated locations in Hyderabad and Chennai, India. The Company's profits from the Hyderabad and Chennai SEZ operations are eligible for certain income tax exemptions for a period of up to 15 years beginning in fiscal March 31, 2009. The Company's India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.6%. In the fiscal years ended March 31, 2013 and March 31, 2014, the Company leased a facility in an SEZ designated location in Bangalore and Pune, India each of which is eligible for tax holidays for up to 15 years beginning in the fiscal years ended March 31, 2013 and March 31, 2014 respectively. During the fiscal years ended March 31, 2018 and 2016, the Company established new units in Bangalore and Hyderabad, respectively, in SEZ designated areas, for which it is eligible for tax holiday for up to 15 years. Based on the latest changes in tax laws, book profits of SEZ units are subject to MAT, commencing April 1, 2011, which will continue to negatively impact the Company's cash flows.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Income Taxes (Continued)

        In addition, the Company's Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2018, the Company believes it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The current agreement provides income tax exemption for all export business income. On November 23, 2017, the Company received confirmation from the Board of Investments that it had satisfied investment criteria through March 31, 2017 and is eligible for holiday benefits. At March 31, 2018, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

        The India and Sri Lanka income tax holidays reduced the overall tax provision and increased both net income and diluted earnings per share in the fiscal years ended March 31, 2018, 2017 and 2016 by $7,727 $7,973 and $7,477, respectively, and by $0.26, $0.27 and $0.25, respectively. As of March 31, 2018, two SEZ tax holidays in Chennai and Hyderabad, India are in the tenth year, subject to a partial expiration of fifty percent of their tax benefits through March 2018 and may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met. The partial expiration of SEZ tax holidays in Chennai and Hyderabad, respectively, negatively impacted net income and diluted earnings per share in the fiscal year ended March 31, 2018, by $899 and $1,078 and by $0.03 and $0.04, respectively.

        The Company intends to indefinitely reinvest all of its accumulated and future foreign earnings outside the United States. At March 31, 2018, the Company had $191,013 of cash, cash equivalents, short-term investments and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings are dependent on circumstances existing if, and when remittance occurs. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. In the fiscal year ended March 31, 2018, the Company repatriated $15,782 from Virtusa C.V., a subsidiary of the Company, organized to finance the acquisition of Polaris. There was no US tax was recorded during the current fiscal year as the distribution did not incur any tax under the new dividends received provisions in the US Tax Act.

        Due to the geographical scope of the Company's operations, the Company is subject to tax examinations in various jurisdictions. The Company's ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company's effective tax rate, as well as impact the Company's operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company's major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2014. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005.

        Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The total amount of unrecognized tax benefits that would reduce income tax expense and the effective income tax rate, if recognized, is $7,544, $7,612 and $6,693 as of March 31, 2018, 2017 and 2016, respectively. Although it would be difficult to

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Income Taxes (Continued)

anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company anticipates that $71 of unrecognized tax benefits will reverse during the twelve month period ending March 31, 2019 due to settlement or expiration of statute of limitations on open tax years. All of these benefits are expected to have an impact on the effective tax rate as they are realized.

        The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2018	2017	2016
Balance at beginning of the fiscal year	$7,612	$6,693	$546
Balance acquired as part of the Polaris SPA Transaction	—	—	6,172
Foreign currency translation related to prior year tax positions	105	122	(42)
Decreases related to prior year tax positions	(332)	—	—
Decreases related to prior year tax positions due to settlements or lapse in applicable statute of limitations	(335)	(597)	(117)
Increases related to prior year tax positions	494	1,394	134

Balance at end of the fiscal year	$7,544	$7,612	$6,693

        The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2018 and 2017, the Company expensed accrued interest and penalties of $162 and $522, respectively, through income tax expense consistent with its prior positions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2018 and 2017, were $1,567 and $1,941, respectively. During the fiscal year ended March 31, 2018, the Company's unrecognized tax benefits decreased by $68. The decrease in the unrecognized tax benefits during the fiscal year ended March 31, 2018 was primarily related to settlement of prior tax positions of or matters related to tax returns where the statute of limitations has expired. The net movement in unrecognized tax benefits for the fiscal year ended March 31, 2018 was as follows: $166 benefit recorded to income tax expense and $7 for cash settlements offset by $106 to other comprehensive income ("OCI") for foreign currency impact. The Company has recorded unrecognized tax benefits in long-term liabilities if settlement is not expected in the next year.

        The Company has been under income tax examination in India and the U.K and the United states. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2014 of the Company's Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as "Virtusa India"). At issue were several matters, the most significant of which was the redetermination of the arm's-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm's-length profit on transactions with respect to the Company's subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2005 through 2014. In the U.K. the Company is currently under examination for

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14) Income Taxes (Continued)

transfer pricing matters for the year ended March 2014. In the U.S. the IRS has initiated an examination of fiscal years ended March 31, 2015 and March 31, 2017.

(15) Post-retirement Benefits

        The Company has noncontributory defined benefit plans (the "Benefit Plans") covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee's years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2018	2017	2016
Components of net periodic pension expense
Expected return on plan assets	$(692)	$(606)	$(336)
Service costs for benefits earned	1,464	1,326	780
Interest cost on projected benefit obligation	660	580	281
Amortization of prior service cost	9	9	9
Recognized net actuarial loss	138	135	151

Net periodic pension expense	$1,579	$1,444	$885

Actuarial assumptions

Year Ended March 31,
	2018	2017	2016
Discount rate	7.30% - 10.34%	6.75% - 12.00%	7.50% - 11.00%
Compensation increases (annual)	5.00% - 8.00%	5.00% - 7.50%	5.00% - 7.50%
Expected return on assets	7.50% - 12.20%	7.50% - 11.98%	7.50% - 12.00%

        The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2018 were used to measure the year-end benefit obligations and the pension cost for the subsequent year.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(15) Post-retirement Benefits (Continued)

Accumulated benefit obligation and projected benefit obligation

	As of March 31,
	2018	2017
Accumulated benefit obligation	$7,260	$6,685

Projected benefit obligation:
Beginning balance	$9,148	$7,312
Service cost	1,779	1,326
Interest cost	660	580
Actuarial (gain) loss	(62)	637
Benefits paid	(930)	(1,277)
Polaris SPA transaction & plan combination	—	449
Exchange rate adjustments	(71)	121

Ending balance	$10,524	$9,148

Fair value of plan assets

	As of March 31,
	2018	2017
Balance at April 1, 2017	$7,832	$6,633
Employer contributions	2,646	1,772
Actual return on plan assets	394	625
Actuarial (gain) loss	(9)	—
Benefits paid	(930)	(1,277)
Polaris SPA Transaction	—	—
Exchange rate adjustments	(48)	79

Balance at March 31, 2018	$9,885	$7,832

        At March 31, 2018, 2017 India and Sri Lanka together had $639, $1,316, respectively, net projected benefit obligation recorded in the consolidated balance sheets as "accrued employee compensation and benefits".

Plan asset allocation

	March 31, 2018
	Target Allocation	Actual Allocation
Government securities	30% - 40%	40%
Corporate debt	40% - 50%	48%
Other	1% - 20%	12%

        The Company's plan assets are being managed by insurance companies in India and Sri Lanka.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(15) Post-retirement Benefits (Continued)

Plan Assets

        The following table presents the fair values of the Company's pension plan assets.

	Fair Value Measurements
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)
At March 31, 2018
Government Bonds(1)	$3,991	$—	$3,991
Corporate Bonds(2)	4,723	—	4,723
Equity Shares and Others(3)	1,171	365	806

	$9,885	$365	$9,520

At March 31, 2017
Government Bonds(1)	$3,065	$—	$3,065
Corporate Bonds(2)	3,804	—	3,804
Equity Shares and Others(3)	963	257	706

	$7,832	$257	$7,575

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

Pension liability

	March 31,
	2018	2017
PBO	$10,524	$9,148
Fair value of plan assets	9,885	7,832

Funded status recognized	$639	$1,316
Amount recorded in accumulated other comprehensive income	$1,763	$1,397

        The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2019 is $167. The Company expects to contribute $1,794 to its gratuity plans during the fiscal year ending March 31, 2019.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(15) Post-retirement Benefits (Continued)

        The pretax amounts of prior service cost and actuarial gain (loss) recognized from accumulated other comprehensive income consists of:

	March 31,
	2018	2017	2016
Prior service cost	$(9)	$(9)	$(9)
Net amortization gain (loss)	(138)	(135)	(151)

Total	$(147)	$(144)	$(160)

Estimated future benefits payments

Fiscal year ending March 31:
2019	$1,795
2020	1,776
2021	1,970
2022	2,221
2023	2,546
2024 - 2027	$14,105

(16) 401(k) Plan

        The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Eligible employees may defer a portion of their compensation into the Company's 401(k) Plan on a pre-tax and/or Roth basis. The Company's 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the fiscal periods ended March 31, 2018 and 2017, the Company recorded $1,407 and $1,305 for the employer match, respectively. The Company's 401(k) Plan may be amended at the discretion of the Company's board of directors to discontinue the safe harbor match program at any time.

(17) Restructuring

        During the three months ended September 30, 2017, the Company implemented certain cost saving and restructuring initiatives related to a workforce reduction. During the fiscal year ended March 31, 2018, the Company incurred $1,371, primarily related to termination benefits, which have been included in selling, general and administrative expenses in the consolidated statements of income. The Company completed these initiatives by March 31, 2018.

        The following table summarizes the above restructuring charges during the period ending March 31, 2018:

March 31, 2018
Balance at April 1, 2017	$—
Provisions	1,371
Cash Payments	969

Balance at March 31, 2018	$402

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(18) Accumulated Other Comprehensive Loss

        The changes in the components of accumulated other comprehensive loss were as follows:

	March 31,
	2018	2017	2016
Investment securities
Beginning balance	$57	$23	$(18)
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $108, $57, $35	175	72	102
Reclassifications from OCI to other income, net of tax of $(246), $3, $(22)	(190)	6	(64)
Less: Noncontrolling interests, net of tax of $15, $(23), $0	27	(44)	3

Comprehensive income (loss) on investment securities, net of tax of $(123), $37, $13	12	34	41

Closing Balance	$69	$57	$23

Currency translation adjustments
Beginning balance	$(50,415)	$(45,211)	$(35,565)
OCI before reclassifications	8,262	(3,810)	(9,324)
Less: Noncontrolling interests	946	(1,394)	(322)

Comprehensive income (loss) on currency translation adjustments	9,208	(5,204)	(9,646)

Closing balance	$(41,207)	$(50,415)	$(45,211)

Cash flow hedges
Beginning balance	$11,789	$3,934	$2,387
OCI before reclassifications net of tax of $1,265, $6,713, $1,797	2,428	16,328	3,373
Reclassifications from OCI to
—Revenue, net of tax of $(3,036), $(1,432), $(94)	(5,651)	(2,706)	(178)
—Costs of revenue, net of tax of $(1,543), $(1,015), $55	(4,855)	(3,526)	(446)
—Selling, general and administrative expenses, net of tax of $(852), $(611), $42	(2,748)	(2,107)	(236)
—Interest expenses, net of tax of $(64),$0, $0	(160)
Less: Noncontrolling interests, net of tax of $571 $(71), $(512)	1,078	(134)	(966)

Comprehensive income (loss) on cash flow hedges, net of tax of $(3,659) $3,583, $1,288	(9,908)	7,855	1,547

Closing balance	$1,881	$11,789	$3,934

Benefit plans
Beginning balance	$(1,180)	$(885)	$(932)
OCI before reclassifications net of tax of $(198), $(227), $(52)	(364)	(379)	(173)
Reclassifications from net actuarial gain (loss) amortization to:
—Costs of revenue, net of tax of $34, $32,$24	62	53	78
—Selling, general and administrative expenses, net of tax of $15, $18, $11	27	32	36
Reclassifications from OCI for prior service credit (cost) to:
—Costs of revenue, net of tax of $3, $3,$2	5	5	6
—Selling, general and administrative expenses, net of tax of $0 for all periods	1	1	1
Other adjustments	20	12	99
(Less): Noncontrolling interests, net of tax $2, $(10), $0	5	(19)	—

Comprehensive income (loss) on benefit plans, net of tax of $(144), $(184), $15	(244)	(295)	47

Closing balance	(1,424)	$(1,180)	$(885)

Accumulated other comprehensive loss	$(40,681)	$(39,749)	$(42,139)

(19) Commitments, Contingencies and Guarantees

        The Company leases office space under operating leases, which expire at various dates through fiscal year 2025. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Commitments, Contingencies and Guarantees (Continued)

        Future minimum lease payments under non-cancelable leases for the five fiscal years following March 31, 2018 and thereafter are:

	Operating Leases	Capital Leases
Fiscal year ending March 31:
2019	$11,274	56
2020	10,783	35
2021	9,933	12
2022	8,398	1
2023	5,483	—
2024 and thereafter	14,661	—

Total minimum lease payments	$60,532	104

Less: amount representing interest		15

Present value of future lease payments		89
Less: current portion		47

Long term capital lease obligation		42

        Total rental expense for operating leases was approximately $12,011 $11,701 and $9,350 for the fiscal years ended March 31, 2018, 2017 and 2016, respectively. Total amortization expenses for the assets purchased under capital leases were $88, $116 and $130 for the fiscal year ended March 31, 2018, 2017 and 2016 respectively.

        The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2018.

        The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2018.

        The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

(20) Derivative Financial Instruments

        The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling,

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Derivative Financial Instruments (Continued)

Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company's audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company's "Cash Flow Program" is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company's Indian rupee denominated expenses over a rolling 18-month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period ("Polaris Cash Flow Program"). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company's "Balance Sheet Program" involves the use of 30-day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's Balance Sheet Program is currently inactive. The Company's "Economic Hedge Program" involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

        The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with six counterparties as of March 31, 2018.

        The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of March 31, 2018, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2018, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2018 fair values reflected in the table below. During the fiscal year ended March 31, 2018, the Company was not in default of any of its derivative obligations.

        Changes in fair value of the designated cash flow hedges for our Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) ("AOCI"), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two-month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal year ended March 31, 2018 and 2017.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Derivative Financial Instruments (Continued)

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

        The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $140,347 and $153,435 at March 31, 2018 and 2017, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,086 at March 31, 2018. At March 31, 2018, the maximum outstanding term of any derivative instrument was 15 months.

        The Company also uses interest rate swaps to mitigate the Company's interest rate risk on the Company's variable rate debt. The Company's objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement (see note 11 to the Consolidated financial statements), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the swaps as cash flow hedges.

        The Interest Rate Swap Agreements have an effective date of July 31, 2017 and a maturity date of July 31, 2020. The swaps have an aggregate notional amount of $90,000 and hedge approximately 29.5% of the Company's outstanding debt balance as of March 31, 2018. The notional amount of the swaps amortizes over the remaining swap periods. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

        The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if the Company is in default under the Prior Credit Agreement, or any agreement that amends or replaces the Prior Credit Agreement in which the counterparty is a member, and the Company is unable to cure the default. An event of default under the Prior Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Prior Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Prior Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2018, the Company was in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreements was $2,486 and $1,842 at March 31, 2018 and March 31, 2017, respectively, which represents the estimated amount that the Company would receive from the counterparties in the event of an early termination.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Derivative Financial Instruments (Continued)

        The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2018 and March 31, 2017:

Derivatives designated as hedging instruments

	March 31, 2018	March 31, 2017
Foreign currency exchange contracts:
Other current assets	$2,109	$15,544
Other long-term assets	13	$887
Accrued expenses and other	1,023	$—
Long-term liabilities	—	$—

	March 31, 2018	March 31, 2017
Interest rate swap contracts:
Other long-term assets	2,486	$1,842

        The following tables set forth the effect of the Company's foreign currency exchange and interest rate swap contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2018 and 2017:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives
Derivatives Designated as Cash Flow Hedging Relationships	March 31, 2018	March 31, 2017
Foreign currency exchange contracts	$2,825	$21,199
Interest rate swaps	$868	$1,842

	Amount of Gain or (Loss) Reclassified from AOCI into Income
Location of Gain or (Loss) Reclassified from AOCI into Income	March 31, 2018	March 31, 2017
Revenue	$8,687	$4,138
Costs of revenue	$6,398	$4,541
Operating expenses	$3,600	$2,718
Interest Expenses	$224	—

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Derivative Financial Instruments (Continued)

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not Designated as Hedging Instruments	Location of Gain Or (Loss) Recognized in Income on Derivatives	March 31, 2018	March 31, 2017
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$—	$(180)
	Revenue	$(171)	$(409)
	Costs of revenue	$73	$111
	Selling, general and administrative expenses	$(47)	$(17)

(21) Business Segment Information

        Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker on deciding on how to allocate resources and in assessing performance. The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer. The Company's Chief Executive Officer reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

Geographic information:

        Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2018	2017	2016
Customer revenue:
United States of America	$628,147	$532,244	$413,914
United Kingdom	195,547	164,970	109,015
Rest of World	196,975	161,517	77,373

Consolidated revenue	$1,020,669	$858,731	$600,302

	March 31,
	2018	2017
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$213,024	$91,500
India	276,512	271,345
Rest of World	25,281	25,495

Consolidated long-lived assets, net	$514,817	$388,340

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(22) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Revenue	$281,341	$263,809	$248,174	$227,345	$225,962	$217,209	$210,089	$205,471
Costs of revenue	197,342	183,420	178,404	166,279	160,174	154,847	152,369	153,560

Gross profit	83,999	80,389	69,770	61,066	65,788	62,362	57,720	51,911
Operating expenses	67,624	66,726	59,491	54,996	55,564	55,904	54,183	53,759

Income (loss) from operations	16,375	13,663	10,279	6,070	10,224	6,458	3,537	(1,848)
Other income (expense)	(5,582)	2,843	(1,187)	(625)	5,485	(2,331)	1,418	(4,125)

Income (loss) before income tax expense	10,793	16,506	9,092	5,445	15,709	4,127	4,955	(5,973)
Income tax expense (benefit)	6,163	24,427	1,500	798	3,939	(1,414)	499	(463)

Net income (loss)	4,630	(7,921)	7,592	4,647	11,770	5,541	4,456	(5,510)
Noncontrolling interest	1,747	2,134	2,824	989	1,305	1,106	1,242	746

Net income (loss) available to Virtusa stockholders.	$2,883	$(10,055)	$4,768	$3,658	$10,465	$4,435	$3,214	$(6,256)
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,087	1,087	701	—	—	—	—

Net income (loss) available to Virtusa common stockholders	1,795	(11,142)	$3,681	$2,957	$10,465	$4,435	$3,214	$(6,256)

Basic earnings (loss) per share	$0.06	$(0.38)	$0.13	$0.10	$0.35	$0.15	$0.11	$(0.21)
Diluted earnings (loss) per share	$0.06	$(0.38)	$0.12	$0.10	$0.34	$0.15	$0.11	$(0.21)

(23) Subsequent Events

        On April 18, 2018, the Company purchased multiple foreign currency forward contracts designed to hedge fluctuation in the U.K. pound sterling ("GBP") against the U.S. dollar and the Euro ("EUR") against the U.S. dollar (the "Euro contracts"), each of which will expire on various dates during the period ending June 29, 2018. The GBP contracts have an aggregate notional amount of approximately £2,346 (approximately $3,336) and the EUR contracts have an aggregate notional amount of approximately EUR 1,130 (approximately $1,402). The weighted average U.S. dollar settlement rate associated with the GBP contracts is $1.422 and the weighted average U.S. dollar settlement rate associated with the EUR contracts is approximately $1.241.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(1)   Evaluation of Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework 2013.

        Based on this assessment, our management has concluded that, as of March 31, 2018, our internal control over financial reporting was effective based on those criteria.

        We have acquired all of the outstanding shares of eTouch Systems Corp. and eTouch Systems (India) Pvt. Ltd (together "eTouch") on March 12, 2018, and management excluded from its assessment of the effectiveness of our internal controls over financial reporting as of March 31, 2018 the eTouch internal controls over financial reporting associated with 14.5% of total assets (of which 11.9% represents goodwill and intangible assets) and 0.6% total revenues included in the consolidated financial statements of the Company as of and for the year ended March 31, 2018.

        The effectiveness of our internal control over financial reporting as of March 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)   Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2018.

Item 11.    Executive Compensation.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2018.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2018.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2018.

Item 14.    Principal Accountant Fees and Services.

        The information required under this item is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended March 31, 2018.

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

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
For the years ended March 31, 2018, 2017, and 2016

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Other	Balance at End of Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2016	$881	$208	$(43)	$1,046
Year ended March 31, 2017	$1,046	$1,015	$(256)	$1,805
Year ended March 31, 2018	$1,805	$1,248	$275	$3,328

3.
Exhibits

        The following exhibits are filed as part of and incorporated by reference into this Annual Report:

Exhibit No.		Exhibit Title
2.1	++	Equity Purchase Agreement by and among the Company, eTouch Systems Corp., and the equity holders thereof and Ani Gadre as equityholder representative, dated as of March 12, 2018 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-33625) filed on March 13, 2018 and incorporated by reference herein).

2.2	++	Share Purchase Agreement by and among Virtusa Software Services Private Limited, Virtusa Consulting Services Private Limited, eTouch Systems (India) Pvt. Ltd and the equityholders thereof, dated as of March 12, 2018 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-33625) filed on March 13, 2018 and incorporated by reference herein).

2.3	++	Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

2.4	++	Amendment to Share Purchase Agreement, dated as of February 25, 2016, by and among the Company, Polaris Consulting & Services Ltd. and the other parties thereto. Limited (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on March 2, 2016 and incorporated by reference herein).

3.1		Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.1 of the Company's Current Report on Form 8-K (File No. 001-33625) filed on August 1, 2017 and incorporated by reference herein)

3.2		Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

4.1		Specimen certificate evidence shares of the Registrant's common stock (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.2		Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

4.3		Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.1		Lease by and between the Registrant and 132 Turnpike Road LLC dated as of October 23, 2017 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed November 8, 2017 and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.2		Lease by and between Orion Development (Private) Limited and Virtusa (Private) Limited. Dated as of November 17, 2017. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed February 8, 2018 and incorporated herein by reference).

10.3	++	Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed April 1, 2015, and incorporated herein by reference).

10.4	++	Asset Purchase Agreement by and Virtusa Corporation, Agora Group, Inc. ("Agora") and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed July 30, 2015 and incorporated by reference herein).

10.5	++	Investment Agreement, dated as of May 3, 2017, between the Company and Orogen Viper LLC (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.6	+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.7	+	Executive Agreement between the Registrant and Kris Canekeratne, dated as of April 5, 2007 (previously filed as Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.8	+	Executive Agreement between the Registrant and Ranjan Kalia, dated as of July 15, 2009 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.9	+	Executive Agreement between the Registrant and Thomas R. Holler, dated as of April 5, 2007 (previously filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

10.10	+	Executive Agreement between the Registrant and Roger Keith Modder, dated as of April 5, 2007 (previously filed as Exhibit 10.13 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.11	+	Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 17, 2009 and incorporated herein by reference).

10.12	+	Amended and Restated Executive Agreement between the Registrant and Samir Dhir dated as of August 1, 2017 (previously filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed on August 8, 2017 and incorporated herein by reference).

10.13		Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.14	+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K, filed June 3, 2008, and incorporated herein by reference).

10.15	+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed May 27, 2011 and incorporated herein by reference).

10.16	+	Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees—INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement—INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement—INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement—INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement—INDIA (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

10.17		Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 4, 2014. (previously filed as Exhibit 10.23 to the Registrant's Annual Report on Form 10-K filed May 23, 2014 and incorporated herein by reference).

10.18		Lease Deed by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed September 7, 2007, and incorporated herein by reference).

10.19		Credit Agreement, dated as of February 25, 2016, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers. (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 2, 2016, and incorporated herein by reference).

10.20	++	Asset Purchase Agreement by and among the Company, OSB Consulting, LLC., a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed November 4, 2013, and incorporated herein by reference).

10.21	++	Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed January 6, 2014, and incorporated herein by reference).

Exhibit No.		Exhibit Title
10.22	+	Fourth Amended and Restated Non-Employee Director Compensation Policy, effective December 5, 2017 (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-33625), filed December 7, 2017, and incorporated herein by reference).

10.23	†	Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016, and incorporated herein by reference).

10.24	†	Amendment #1 to Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Ltd, Citigroup Technology, Inc. and Virtusa Corporation dated as of November 5, 2015 (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q/A (File No. 001-33625) filed on May 23, 2016, and incorporated herein by reference).

10.25	†	Amendment #2 to Master Professional Services Agreement dated as of May 10, 2016 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.37 to the Registrant's Annual Report on Form 10-K (File No. 001-33625) filed on May 27, 2016, and incorporated herein by reference).

10.26	†	Amendment #2 to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of May 1, 2017 by and between Polaris Consulting & Services Ltd and Citigroup Technology, Inc. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed on August 8, 2017, and incorporated herein by reference).

10.27	†	Amendment No. 1 to Credit Agreement with JPMorgan Chase Bank, N.A. and the lenders party thereto (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.28	†	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 12, 2018 with JPMorgan Chase Bank, N.A. and the lenders party thereto (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 001-33625) filed March 13, 2018 and incorporated by reference herein).

10.29	†	Amendment No. 2 to Credit Agreement, dated as of January 11, 2018 with JPMorgan Chase Bank, N.A. and the lenders party thereto (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-33625) filed February 8, 2018 and incorporated by reference herein).

10.30	+	Polaris Employment Contract, dated September 26, 2012, between Polaris Software Lab Ltd. and Jitin Goyal (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed March 9, 2016, and incorporated herein by reference).

10.31	+	Settlement Agreement dated as of November 9, 2016 by and between Polaris Consulting and Services Limited and Jitin Goyal (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33625), filed November 9, 2016 and incorporated herein by reference).

10.32	+	Separation Agreement dated as of November 9, 2016 by and between Polaris Consulting & Services Ltd and Jitin Goyal (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33625), filed November 9, 2016 and incorporated herein by reference).

Exhibit No.		Exhibit Title
21.1	*	Subsidiaries of Registrant.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included on signature page).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101	*	The following materials from the Registrant's Annual Report on Form 10-K for the year ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

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

Item 16.    FORM 10-K SUMMARY

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of May, 2018.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of May, 2018.

Signature	Title

/s/ KRIS CANEKERATNE Kris Canekeratne	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ RANJAN KALIA Ranjan Kalia	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ IZHAR ARMONY Izhar Armony	Director
/s/ VIKRAM S. PANDIT Vikram S. Pandit	Director
/s/ ROWLAND MORIARTY Rowland Moriarty	Director

Signature	Title

/s/ WILLIAM K. O'BRIEN William K. O'Brien	Director
/s/ AL-NOOR RAMJI Al-Noor Ramji	Director
/s/ BARRY R NEARHOS Barry R. Nearhos	Director
/s/ JOSEPH DOODY Joseph Doody	Director