Form 10-Q
period 2018-06-30
VIRTUSA CORP
filed 2018-08-09
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 6, 2018:

Class	Number of Shares
Common Stock, par value $.01 per share	29,741,394

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$154,792	$194,897
Short-term investments	56,396	45,900
Accounts receivable, net of allowance of $3,006 and $3,328 at June 30, 2018 and March 31, 2018, respectively	146,510	151,455
Unbilled accounts receivable	117,911	103,829
Prepaid expenses	32,028	31,724
Restricted cash	505	301
Other current assets	21,182	21,229
Total current assets	529,324	549,335
Property and equipment, net	124,463	121,565
Investments accounted for using equity method	1,480	1,588
Long-term investments	1,842	4,140
Deferred income taxes	35,667	31,528
Goodwill	289,303	297,251
Intangible assets, net	91,515	96,001
Other long-term assets	16,532	11,772
Total assets	$1,090,126	$1,113,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,050	$29,541
Accrued employee compensation and benefits	55,068	71,500
Deferred revenue	6,795	7,908
Accrued expenses and other	100,204	91,306
Current portion of long-term debt	13,657	11,407
Income taxes payable	7,030	5,038
Total current liabilities	211,804	216,700
Deferred income taxes	19,310	21,341
Long-term debt, less current portion	285,376	288,227
Long-term liabilities	45,252	43,833
Total liabilities	561,742	570,101
Commitments and contingencies	—	—
Series A convertible preferred stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at June 30, 2018 and March 31, 2018; redemption amount and liquidation preference of $108,000 at June 30, 2018 and March 31, 2018, respectively	107,037	106,996
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at June 30, 2018 and March 31, 2018; zero shares issued and outstanding at June 30, 2018 and March 31, 2018	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at June 30, 2018 and March 31, 2018; issued 32,597,697 and 32,469,092 shares at June 30, 2018 and March 31, 2018, respectively; outstanding 29,717,698 and 29,589,093 shares at June 30, 2018 and March 31, 2018, respectively	326	325
Treasury stock, 2,879,999 and 2,879,999 common shares, at cost, at June 30, 2018 and March 31, 2018, respectively	(39,652)	(39,652)
Additional paid-in capital	266,589	260,612
Retained earnings	231,100	238,019
Accumulated other comprehensive loss	(53,741)	(40,681)
Total Virtusa stockholders’ equity	404,622	418,623
Noncontrolling interest in subsidiaries	16,725	17,460
Total equity	421,347	436,083
Total liabilities, Series A convertible preferred stock and stockholders’ equity	$1,090,126	$1,113,180

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017
Revenue	$300,031	$227,345
Costs of revenue	216,481	166,279
Gross profit	83,550	61,066
Operating expenses:
Selling, general and administrative expenses	69,626	54,996
Income from operations	13,924	6,070
Other income (expense):
Interest income	1,292	1,005
Interest expense	(4,254)	(1,658)
Foreign currency transaction losses	(10,758)	(77)
Other, net	95	105
Total other expense	(13,625)	(625)
Income before income tax expense	299	5,445
Income tax expense	5,864	798
Net income (loss)	(5,565)	4,647
Less: net income attributable to noncontrolling interests, net of tax	731	989
Net income (loss) available to Virtusa stockholders	(6,296)	3,658
Less: Series A convertible preferred stock dividends and accretion	1,087	701
Net income (loss) available to Virtusa common stockholders	$(7,383)	$2,957

Basic earnings (loss) per share available to Virtusa common stockholders	$(0.25)	$0.10
Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.25)	$0.10

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2018	2017

Net income (loss)	$(5,565)	$4,647
Other comprehensive income (loss):
Foreign currency translation adjustments	$(10,653)	$3,605
Pension plan adjustment	(209)	45
Unrealized gain on available-for-sale securities, net of tax	137	299
Unrealized loss on effective cash flow hedges, net of tax	(3,801)	(4,055)
Other comprehensive loss	$(14,526)	$(106)
Comprehensive income (loss)	$(20,091)	$4,541
Less: comprehensive income attributable to noncontrolling interest, net of tax	2,197	1,262
Comprehensive income (loss) available to Virtusa stockholders	$(22,288)	$3,279

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(5,565)	$4,647
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,273	6,643
Share-based compensation expense	7,938	4,788
Provision (recovery) for doubtful accounts	(206)	411
Gain on disposal of property and equipment	(8)	(8)
Foreign currency transaction losses, net	10,758	77
Amortization of discounts and premiums on investments	51	93
Amortization of debt issuance cost	273	284
Deferred income taxes, net	(3,594)	—
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(12,750)	(4,832)
Prepaid expenses and other current assets	(7,519)	(2,667)
Other long-term assets	(4,150)	(179)
Accounts payable	1,218	1,358
Accrued employee compensation and benefits	(14,855)	(9,424)
Accrued expenses and other current liabilities	6,562	3,135
Income taxes payable	6,412	(2,648)
Other long-term liabilities	1,432	(614)
Net cash (used in) provided by operating activities	(6,730)	1,064
Cash flows from investing activities:
Proceeds from sale of property and equipment	186	30
Purchase of short-term investments	(38,008)	(8,867)
Proceeds from sale or maturity of short-term investments	29,292	29,002
Purchase of long-term investments	—	(8,753)
Business acquisition, net of cash acquired	—	(600)
Purchase of property and equipment	(13,461)	(3,044)
Net cash (used in) provided by investing activities	(21,991)	7,768
Cash flows from financing activities:
Proceeds from exercise of common stock options	294	1,629
Proceeds from exercise of subsidiary stock options	196	142
Payment of debt	(875)	(81,000)
Payments of withholding taxes related to net share settlements of restricted stock	(2,450)	(1,416)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	—	106,846
Repurchase of common stock	—	(27,319)
Principal payments on capital lease obligation	(22)	(31)
Payment of dividend on Series A convertible preferred stock	(1,046)	—
Net cash used in financing activities	(3,903)	(1,149)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,279)	1,551
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,903)	9,234
Cash, cash equivalents and restricted cash, beginning of period	195,236	145,086
Cash, cash equivalents and restricted cash, end of period	$155,333	$154,320

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	As of June 30, 2018	As of March 31, 2018
Balance sheet classification
Cash and cash equivalents	$154,792	$194,897

Restricted cash in current assets	505	301
Restricted cash in other long-term assets	36	38
Total restricted cash	$541	$339
Total cash, cash equivalents and restricted cash	$155,333	$195,236

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of the Business

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of digital engineering and information technology (“IT”) outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking, financial services, insurance, healthcare, communications, and media and entertainment, as these clients seek to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, unique platforming methodology, and deep domain and technology expertise.

Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process performed with the client to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business-imperative initiatives across business growth and IT operations.

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2018 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 25, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.

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

Fair Value of Financial Instruments

At June 30, 2018 and March 31, 2018, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the consolidated financial statements.

In May 2014, the FASB issued an Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Accounting Standard Codification (“ASC”) Topic 606”) as well as other clarifications and technical guidance related to this new revenue standard, including ASC Topic 340-40, Other Assets and Deferred Costs — Contracts with Customers (“ASC 340-40”). ASC Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In March, April and May 2016, the FASB issued updates to the new revenue standard to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net, identifying performance obligations, accounting for licenses of intellectual property, transition, contract modifications, collectability, non-cash consideration and presentation of sales and other similar taxes with the same effective date. The standard permits the use of either the retrospective or modified retrospective method.

The Company adopted the standard effective April 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of that date. Upon adoption of ASC Topic 606 on April 1, 2018, the Company recorded a net increase to opening retained earnings of approximately $464, after a tax impact of $142. The impact of adoption primarily relates to the longer period of amortization for costs to fulfill a contract compared to the amortization period prior to adoption.

The following table summarizes the cumulative effect of adopting ASC Topic 606 using the modified retrospective method of adoption as of April 1, 2018:

	Balance as of March 31, 2018	ASC Topic 606 Adjustments	Balance as of April 1, 2018
Balance Sheet :
Assets
Other current assets	$21,229	(62)	$21,167
Deferred income taxes	31,528	(142)	31,386
Other long-term assets	11,772	668	12,440
Stockholders’ equity
Retained earnings	238,019	464	238,483

See Note 8 “Revenues” in the consolidated financial statements for additional information regarding revenues.

In January 2016, the FASB issued an update (ASU 2016-01) to the standard on financial instruments. The update significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The update also amends certain disclosure requirements. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption, entities will be required to make a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is effective. However, the specific guidance on equity securities without readily determinable fair value will apply prospectively to all equity investments that exist as of the date of adoption. Early adoption of certain sections of this update is permitted. The Company adopted this guidance on April 1, 2018. The adoption of this guidance did not have a material impact on the consolidated financial statements, therefore, the Company did not record any cumulative adjustments to the opening retained earnings in the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted the standard effective April 1, 2018 using the retrospective method. As a result of the adoption, the Company restated its consolidated statement of cash flows for all of the prior periods presented. The following table summarizes the impact of this standard on the Company’s consolidated cash flows for the three months ended June 30, 2017:

	As Reported	Restated	Effect
Cash flows from investing activities:
Increase in restricted cash	$(163)	$—	$163
Net cash provided by investing activities	7,605	7,768	163
Cash, cash equivalents and restricted cash, beginning of period	144,908	145,086	178
Cash, cash equivalents and restricted cash, end of period	153,979	154,320	341

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715) ,”Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”,  a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The Company adopted this guidance effective April 1, 2018. Upon adoption, the Company presented the service cost component in costs of revenue and selling, general and administrative expenses. The other components of net periodic pension cost are presented within other (income) expense in the Consolidated Statements of Income (Loss). The adoption of this guidance did not have a material impact on the consolidated financial statements, therefore, the Company did not retrospectively change the presentation of the financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The new standard is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company early adopted this guidance effective April 1, 2018. The adoption of this guidance did not have an impact on the consolidated financial statements.

New Accounting Pronouncements

Unless otherwise discussed below, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after

December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients. While the Company is continuing to assess the potential impact of this ASU, the Company anticipates this ASU will have a material impact on the consolidated balance sheets primarily due to recognizing a right-to-use-asset and a lease liability for operating leases.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The Company is currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

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

The components of basic earnings (loss) per share are as follows:

	Three Months Ended June 30,
	2018	2017
Numerators:
Net income (loss) available to Virtusa stockholders	$(6,296)	$3,658
Less: Series A Convertible Preferred Stock dividends and accretion	(1,087)	(701)
Net income (loss) available to Virtusa common stockholders	(7,383)	$2,957
Denominators:
Basic weighted average common shares outstanding	29,633,026	29,651,602

Basic earnings (loss) per share available to Virtusa common stockholders	$(0.25)	$0.10

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,
	2018	2017
Numerators:
Net income (loss) available to Virtusa common stockholders	$(7,383)	$2,957
Add: Series A Convertible Preferred Stock dividends and accretion	—	—
Net income (loss) available to Virtusa common stockholders	(7,383)	$2,957
Denominators:
Basic weighted average common shares outstanding	29,633,026	29,651,602
Dilutive effect of Series A Convertible Preferred Stock	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	599,548
Dilutive effect of stock appreciation rights	—	—
Weighted average shares-diluted	29,633,026	30,251,150
Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.25)	$0.10

During the three months ended June 30, 2018 and 2017, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 1,798,429 and 298,159 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive. For the three months ended June 30, 2018 and 2017, the weighted average shares of Series A Convertible Preferred Stock of 3,000,000 and 1,912,088, respectively, were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At June 30, 2018 and March 31, 2018, all of the Company’s investment securities were classified as available-for-sale securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments.).

The following is a summary of investment securities at June 30, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities :
Corporate bonds:
Current	$22,136	$—	$(98)	$22,038
Preference shares: Non-current	1,626	70	—	1,696
Time Deposits:
Current	20,731	—	—	20,731
Equity securities:
Mutual funds:
Current	13,545	82	—	13,627
Equity Shares/ Options:
Non-current	126	20	—	146
Total available-for-sale and equity securities	$58,164	$172	$(98)	$58,238

The following is a summary of investment securities at March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$25,397	$—	$(126)	$25,271
Non-current	2,293	—	(22)	2,271
Preference shares:
Non-current	1,726	—	(70)	1,656
Agency and short-term notes:
Current	800	—	(1)	799
Mutual funds:
Current	1,540	11	—	1,551
Equity Shares/ Options:
Non-current	15	198	—	213
Time deposits:
Current	18,279	—	—	18,279
Total available-for-sale securities	$50,050	$209	$(219)	$50,040

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2018 and March 31, 2018 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not that the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended June 30,
	2018	2017

Proceeds from sales of available-for-sale investment securities and equity securities	$29,292	$29,002
Gross gains	$125	$19
Gross losses	(63)	(90)
Net realized gains (losses) on sales of available-for-sale investment securities and equity securities	$62	$(71)

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$42,769	$—	$42,769
Equity securities—current		13,627	—	13,627
Available-for-sales securities—non-current	—	1,696	—	1,696
Equity securities—non-current		146	—	146
Derivative financial instruments:
Foreign currency derivative contracts	—	135	—	135
Interest Rate Swap Contracts	—	2,552	—	2,552
Total assets	$—	$60,925	$—	$60,925
Liabilities:
Foreign currency derivative contracts	$—	$4,460	$—	4,460
Contingent consideration	—	—	100	100
Total liabilities	$—	$4,460	$100	$4,560

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$45,900	$—	$45,900
Available-for-sales securities—non-current	—	4,140	—	4,140
Foreign currency derivative contracts	—	2,122	—	2,122
Interest Rate Swap Contracts	—	2,486	—	2,486
Total assets	$—	$54,648	$—	$54,648
Liabilities:
Foreign currency derivative contracts	$—	$1,023	$—	1,023
Interest Rate Swap Contracts	—	—	—	—
Contingent consideration	—	—	100	100
Total liabilities	$—	$1,023	$100	$1,123

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $178,497 and $140,347 at June 30, 2018 and March 31, 2018, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $3,892 at June 30, 2018. At June 30, 2018, the maximum outstanding term of any derivative instrument was 18 months.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement (See Note 13 to the consolidated financial statements), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2018 and March 31, 2018:

Derivatives designated as hedging instruments

	June 30, 2018	March 31, 2018
Foreign currency exchange contracts:
Other current assets	$135	$2,109
Other long-term assets	$—	$13
Accrued expenses and other	$4,027	$1,023
Long-term liabilities	$433	$—

	June 30, 2018	March 31, 2018
Interest rate swap contracts:
Other long-term assets	$2,552	$2,486

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three months ended June 30, 2018 and 2017:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative
Derivatives Designated as Cash Flow	Three months ended June 30,
Hedging Relationships	2018	2017
Foreign currency exchange contracts	$(5,292)	$505
Interest rate swaps	273	(274)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income (loss)
from AOCI into Income (loss) (Effective	Three months ended June 30,
Portion)	2018	2017
Revenue	$(356)	$2,593
Costs of revenue	$318	$2,065
Operating expenses	$170	$1,161
Interest Expenses	$207	$—

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three months ended
Derivatives not Designated	Location of Gain or (Loss)	June 30,
as Hedging Instrument	Recognized in Income (loss) on Derivatives	2018	2017
Foreign currency exchange contracts	Revenue	$819	$(181)
	Costs of revenue	$(533)	$143
	Selling, general and administrative expenses	$—	$31

(7) Acquisitions

On March 12, 2018, (i) the Company entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. (“eTouch US”) and each of the equityholders of eTouch US to acquire all of the outstanding shares of eTouch US, and (ii) certain of the Company’s Indian subsidiaries entered into a share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India (together with the acquisition of eTouch US, the “Acquisition”). The acquisition strengthens our digital engineering capabilities, and establishes a solid base in Silicon Valley.

Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, the Company acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140,000 in cash, subject to certain adjustments, with up to an additional $15,000 set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price is being paid in three tranches with $80,000 paid at closing, $42,500 on the 12-month anniversary of the close of the transaction, and $17,500 on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments. The Company utilized the net cash proceeds of a $70,000 delayed draw term loan (the “DDTL”) funded pursuant to the Credit Agreement (as defined in note 13 to the consolidated financial statements) and $10,000 of cash on hand to make the payments due at the closing of the Acquisition. The Company paid an amount equal to $66,000 to the equityholders of eTouch US, and an amount equal to $14,000 to the equityholders of eTouch India, which together comprise the first of three tranches of the purchase price to be paid in connection with the closing of the Acquisition.

The purchase price is subject to adjustment after the closing in the event the working capital associated with eTouch deviates from a threshold amount and other contractual adjustments.

Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. The following are the preliminary fair values of assets and liabilities based on information available as of June 30, 2018 and may be subject to change during the measurement period.

A summary of the fair values for eTouch is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$80,000
Fair value of the future payments	57,858
Tax related liability	9,313
Fair value of consideration	147,171
Less: Cash acquired	(2,224)
Total purchase price, net of cash acquired	$144,947
Assets and Liabilities:
Cash and cash equivalents	2,224
Accounts receivable	14,901
Unbilled receivables	2,937
Prepaid expenses	790
Other current assets	697
Property and equipment	2,798
Other long-term assets	406
Goodwill	85,616
Trademark	800	2 years
Customer relationships	46,000	10 - 15 years
Accounts payable	(3,191)
Deferred revenue	(852)
Accrued expenses and other current liabilities	(539)
Accrued employee compensation and benefits	(4,010)
Income taxes payable	(20)
Deferred income taxes	(368)
Other long-term liabilities	(1,018)
Total purchase price	$147,171

Acquisition costs are recorded in selling, general and administrative expenses. The primary items that generated goodwill are the value of the acquired assembled workforces and synergies between eTouch and the Company, neither of which qualify as an amortizable intangible asset.

(8) Revenues

Effective April 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) as amended. The Company adopted the new guidance using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to retained earnings as of April 1, 2018. Results for reporting periods beginning after April 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with Revenue Recognition (“Topic 605”). The impact of adoption of the new guidance on the Company’s consolidated financial statements as of April 1, 2018 is presented in Note 2 to the Company’s consolidated financial statements.

Revenue recognition

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Revenues are recognized when control of the promised services is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company generally recognizes revenue for services over time as the Company’s performance creates or enhances an asset that the customer controls from fixed price contracts related to complex design, development and customization. For these contracts, the Company measures the progress and recognizes revenue using effort-based input methods, as the Company performs, based on actual efforts spent compared to the total expected efforts for the contract. The use of the effort based input method requires significant judgment relative to estimating total efforts, including assumptions relative to the length of time to complete the project and the nature and complexity of the work to be performed. Estimates of total efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified. An input method is used to recognize revenue as the value of services provided to the customer is best represented by the hours expended to deliver those services.

The Company generally recognizes revenue for services over time as the customer simultaneously receives and consumes the benefits as the Company performs for fixed-price contracts related to consulting or other IT services. For these contracts, the Company measures the progress and recognizes revenue using effort-based input methods as the Company performs based on actual efforts spent compared to the total expected efforts for the contract. The cumulative impact of any change in estimates of the contract revenue is reflected in the period in which the changes become known.

The Company has applied the as-invoiced practical expedient to recognize revenues for services the Company renders to customers on time and material basis contracts.

The Company generally recognizes revenue from fixed-price applications management, maintenance, or support engagements over time as customers receive and consume the benefits of such services and have applied the as-invoiced practical expedient to recognize revenue for services the Company renders to customers based on the amount the Company has a right to invoice, which is representative of the value being delivered.

Contracts are often modified to account for changes in contract specification and requirements. The Company considers a contract modification when the modification either creates new or changes the existing enforceable rights and obligations. The accounting for modifications involves assessing whether the services added to an existing contract are distinct and whether the pricing is at the standalone selling price. Services added that are not distinct are accounted for on a cumulative catch up basis, while those that are distinct are accounted for prospectively, either as a separate contract if the additional services are priced at the standalone selling price, or as a termination of the existing contract and creation of a new contract if not priced at the standalone selling price.

Certain customers may receive discounts, incentive payments or service level credits. A portion of the revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any revenue will not occur. The Company estimates these amounts based on the expected amount to be provided to customers and adjusts revenues recognized. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price may involve judgment and are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available to us.

From time to time, the Company may enter into contracts with customers that include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on an expected cost plus a margin approach.

The Company’s warranties generally provide a customer with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications and is therefore not considered as an additional performance obligation in the contract.

When the Company receives consideration from a customer prior to transferring services to the customer under the terms of a contract, the Company records deferred revenue, which represents a contract liability. The Company recognizes deferred revenue as revenue after the Company has transferred control of the services to the customer and all revenue recognition criteria are met.

The Company’s payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. As a practical expedient, the Company does not assess the existence of a significant financing component when the difference between payment and transfer of deliverables is one year or less.

The Company reports gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues.

Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from the Company’s assessment of transaction prices.

Costs to obtain and fulfill

The Company’s costs to obtain contracts are generally expensed as incurred, as the liability is not solely a result of obtaining the contract. The costs to obtain contracts are triggered by multiple conditions such as being contingent on future performance, including continued employment and revenue recognized associated with the contract.

The Company’s recurring operating costs for contracts with customers are recognized as expense as incurred. Certain eligible costs incurred in the initial phases of the Company’s application maintenance, business process outsourcing and infrastructure services contracts (i.e. set-up or transition costs) are capitalized when such costs (1) relate directly to the contract, (2) generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future, and (3) are expected to be recovered. These costs are expensed ratably over the estimated life of the customer relationship, including expected renewals. In determining the estimated life of the customer relationship, the Company evaluates the contract term, the expected life of the enhanced assets as well as the rate of technological and industry change. Capitalized amounts are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows are not sufficient to recover the carrying amount of the capitalized costs to fulfill.

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the three months ended June 30, 2018:

Costs to Fulfill
Balance at April 1, 2018	$4,278
Costs capitalized	1,018
Amortization expense	(523)
Foreign currency translation adjustments	(69)
Balance at June 30, 2018	$4,704

Costs to fulfill are recorded in “Other current assets” and “Other long-term assets” in the consolidated balance sheets.

The following table summarizes the impacts of changes in accounting policies after adoption of ASC 606 on the Company’s consolidated financial statements for the three months ended June 30, 2018:

	Three Months Ended June 30, 2018
	As reported	Pro-forma Amounts	Impacts of the New Revenue standard
Balance Sheet :
Assets
Other current assets (1)	$21,182	$21,143	$39
Total current assets			39
Deferred income taxes (3)	35,667	35,782	(115)
Other long-term assets (1)	16,532	16,397	135
Total Assets			$59
Liabilities
Deferred revenue (2)	6,795	7,083	(288)
Total current liabilities			(288)
Stockholders’ equity:
Retained earnings	231,100	230,753	347
Total liabilities, undesignated preferred stock and stockholders’ equity			$59

	Three Months Ended June 30, 2018
	As reported	Pro-forma Amounts	Impacts of the New Revenue standard
Revenue (2)	$300,031	$299,743	$288
Costs of revenue (1)	216,481	216,655	(174)
Gross profit	83,550	83,088	462
Operating expenses:
Selling, general and administrative expenses	69,626	69,626	—
Income from operations	13,924	13,462	462
other income (expense)	(13,625)	(13,625)	—
Income before income tax expense	299	(163)	462
Income tax expense (benefit) (3)	5,864	5,749	115
Net income (loss)	$(5,565)	(5,912)	$347
Less: net income attributable to noncontrolling interests, net of tax	731	731	—
Net income (loss) available to Virtusa stockholders	$(6,296)	(6,643)	$347
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—
Net income (loss) available to Virtusa common stockholders	$(7,383)	(7,730)	$347

Basic earnings (loss) per share available to Virtusa common stockholders	$(0.25)	(0.26)	$0.01
Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.25)	(0.26)	$0.01

Notes

(1) Reflects the impact of a longer period of amortization for costs to fulfill a contract.

(2) Reflects the impact of changes in timing of revenue recognition on our software license, cash basis revenue and certain fixed-price application maintenance contracts.

(3) Reflects the income tax impact of the above items.

Receivables and Contract Balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). The Company presents such receivables in accounts receivable or unbilled accounts receivable, in its consolidated statements of financial position at their net estimated realizable value.

Contract assets included in unbilled accounts receivable are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Contracts assets are primarily related to unbilled amounts on fixed-price contracts utilizing the input method of revenue recognition. The timing between services rendered and timing of payment is less than one year. The Company recognizes an impairment loss when the contract carrying amount is greater than the remaining consideration receivable, less directly related costs to be incurred.

The table below shows significant movements during the three months ended June 30, 2018 in contract assets:

Contract Assets
Balance at April 1, 2018	$15,998
Revenues recognized during the period but not yet billed	34,184
Amounts billed	(29,853)
Other	(284)
Balance at June 30, 2018	$20,045

Contract liabilities comprise amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows significant movements in the deferred revenue balances during the three months ended June 30, 2018:

Contract Liabilities
Balance at April 1, 2018	$7,908
Amounts billed but not yet recognized as revenues	4,304
Revenues recognized related to the opening balance of deferred revenue	(5,350)
Other	(67)
Balance at June 30, 2018	$6,795

Remaining performance obligation

ASC 606 requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. This disclosure is not required for:

(1)         contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty,

(2)         contracts for which the Company recognizes revenues based on the right to invoice for services performed,

(3)         variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606- 10-32-40 have been met, or

(4)         variable consideration in the form of a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

Many of the Company’s performance obligations meet one or more of these exemptions. As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $47,270 and will be recognized as revenue within 4 years.

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

Revenue by geography:	Three Months Ended June 30, 2018
North America	$209,629
Europe	66,736
Rest of World	23,666
Consolidated revenue	$300,031

Revenue by Customer’s Industry Groups	Three Months Ended June 30, 2018
Banking financial services insurance	$188,738
Communications and Technology	83,028
Media & Information and Other	28,265
Consolidated revenue	$300,031

Revenue by service offerings	Three Months Ended June 30, 2018
Application outsourcing	$160,709
Consulting	139,322
Consolidated revenue	$300,031

Revenue by contract type	Three Months Ended June 30, 2018
Time-and-materials	$179,226
Fixed-price*	120,805
Consolidated revenue	$300,031

*Fixed-price includes both retainer-billing basis and fixed-price progress towards completion

(9)  Series A Convertible Preferred Stock

On May 3, 2017, the Company entered into an investment agreement with The Orogen Group (‘‘Orogen’’) pursuant to which Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108,000 with an initial conversion price of $36.00 (the ‘‘Orogen Preferred Stock Financing’’). Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at the Company’s option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If the Company fails to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum.

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three months ended June 30, 2018 and 2017, the Company recorded $191 and $27, respectively, as an accretion to the Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the three months ended June 30, 2018, the Company has paid $1,046 as cash dividend on Series A Convertible Preferred Stock. As of June 30,2018 and 2017, the Company had declared and accrued dividends of $686 and $674, respectively, associated with the Series A Convertible Preferred Stock.

(10) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at June 30, 2018:

Amount
Balance at April 1, 2018	$297,251
Goodwill arising from acquisitions	—
Foreign currency translation adjustments	(7,948)
Balance at June 30, 2018	$289,303

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $153,156. The acquisition costs and goodwill balance not deductible for tax purposes are $149,052 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014), the Polaris acquisition and the eTouch India acquisition.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at June 30, 2018.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	12.1	$126,981	$36,380	$90,601
Trademark	2.1	3,629	2,933	696
Technology	5.0	500	282	218
	11.8	$131,110	$39,595	$91,515

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(11) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 1961.2% for the three months ended June 30, 2018, as compared to an effective tax rate of 14.7% for the three months ended June 30, 2017. The Company’s effective tax rate for the three months ended June 30, 2018 was significantly impacted by electing disregarded entity treatment for certain foreign subsidiaries, Global Intangible Low—taxed Income (“GILTI”) provisions and executive compensation limitations enacted in the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

During the three months ended June 30, 2018, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit. The election resulted in a deferred tax charge of $6,288 during the three months ended June 30, 2018. The election also makes available to the Company benefits of foreign tax credits. The Company’s income tax provision for the three months ended June 30. 2018 includes a reasonable estimate of the expected impact of GILTI and executive compensation limitations of the Tax Act impacting our operating results for the 2019 fiscal year. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in jurisdictions in which the Company has tax holiday benefits.

The Tax Act contains several key tax provisions that have impacted the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a deemed repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The lower corporate income tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC Topic 740, Income Taxes, requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission has issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), which will allow the Company to record provisional amounts during a measurement period of up to one year after the enactment of the Tax Act to finalize the recording of the related tax impacts. During the fiscal year ended March 31, 2018, the Company recorded a provisional charge of $17,834 for deemed repatriation of unremitted earnings and a provisional charge of $4,890 primarily to remeasure the Company’s opening U.S. deferred tax assets to reflect the lower statutory rate at which they will be realized. Both provisional charges are based on the Company’s reasonable estimates. During the three months ended June 30, 2018, the Company recorded no additional provisional charge for deemed repatriation of unremitted earnings or remeasurement of deferred tax assets to reflect the lower statutory rate at which they will be realized. The $17,834 for deemed repatriation will be paid over the next 8 years, of which approximately $1,427 is included in income tax payable and $16,407 is included in long-term liabilities in the consolidated balance sheet as of June 30, 2018.

Due to the complexities involved in determining the previously unremitted earnings of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing and analyzing the computations of accumulated earnings and profits balances as of June 30, 2018. The Company is continuing to analyze certain aspects of the Tax Act and may refine its estimates, which could potentially affect the measurement of its net deferred tax assets or give rise to new deferred tax amounts. The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Act, which may result in adjustments to the Company’s provisional estimates. The final determination of these provisional amounts will be completed as additional information becomes available, but no later than one year from the enactment date.

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

The U.S. Tax Act subjects a U.S. shareholder to GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to provide for GILTI in the year incurred. The Company’s results for the three months ended June 30, 2018 include a reasonable estimate for the impact of GILTI. Given the complexity of the GILTI provisions, and future guidance that might be released, the Company continues to evaluate the effects of the GILTI provisions on our results. The Company continues to review the anticipated impacts of the base erosion anti-abuse tax (“BEAT”), which is effective for our fiscal year ended March 31, 2019. The Company has not recorded any impact associated with BEAT in the tax rate for the three months ended June 30, 2018 given the Company’s understanding of current guidance.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. Net loss in the United States has decreased during the three months ended June 30, 2018 compared with the months ended June 30, 2017. The Company has $28,367of net deferred tax assets in the United States at June 30, 2018. The Company has not completed its valuation allowance assessment related to the Tax Act, primarily related to the impact of the GILTI, interest expense limitation and executive pay, which might impact the need for a valuation allowance. However, as a result of the Company’s election to treat several foreign entities as disregarded entities, U.S. taxable income has significantly increased. The Company also has a deferred tax asset in the United Kingdom for loss carryovers, which in the determination of management is more likely than not to be utilized before expiration.

The Company’s Indian subsidiaries operate several development centers in areas designated as an SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has other units at various stages of tax holiday benefit.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2018, the Company believes it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. At June 30, 2018, the Company believes it is eligible for continued benefits for the entire 12 year tax holiday.

Due to the geographical scope of the Company’s operations, the Company is subject to tax examinations in various jurisdictions. The Company’s ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company’s effective tax rate, as well as impact the Company’s operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company’s major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2015. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005. The Company has been under income tax examination in India, the U.K. and the United States. The Company is currently appealing assessments in India for fiscal years ended March 31, 2005 through 2014. In the U.K. the Company is currently under examination for transfer pricing matters for the year ended March 2014. In the U.S. the IRS has initiated an examination of fiscal years ended March 31, 2015 and March 31, 2017.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2018 and March 31, 2018, the total liability for unrecognized tax benefits was $7,029 and $7,544, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2018, the unrecognized tax benefits decreased by $515 and decreased by $86 during the three months ended June 30, 2017. The decrease in unrecognized tax benefits in the three months period ending June 30, 2018 was predominantly due to the settlements of a prior period position and foreign currency movements, offset by increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At June 30, 2018, the Company had approximately $177,315 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. However, under current law, any repatriation would be subject to United States federal income tax on currency translation and applicable withholding tax. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(12) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended June 30,
	2018	2017
Client revenue:
United States of America	$201,140	$139,700
United Kingdom	53,755	42,132
Rest of World	45,136	45,513
Consolidated revenue	$300,031	$227,345

	June 30, 2018	March 31, 2018
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$213,239	$213,024
India	267,297	276,512
Rest of World	24,745	25,281
Consolidated long-lived assets, net	$505,281	$514,817

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended June 30,
	2018	2017
Customer 1	17.2%	18.1%

(13) Debt

On February 6, 2018, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the prior $300,000 credit agreement with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated and provides for a $200,000 revolving credit facility and a $250,000 term loan and delayed-draw term loan. The Company is required under the terms of the Credit Agreement to make quarterly principal payments on the term loan. For the fiscal year ending March 31, 2019, the Company is required to make principal payments of $3,125 per quarter. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 6, 2023. At June 30, 2018, the interest rates on the term loan and line of credit were 4.85% and 4.78% respectively.

At June 30, 2018, the Company is in compliance with its debt covenants and has provided a quarterly certification to its lenders to that effect. The Company believes that it currently meets all conditions set forth in the Credit Agreement to borrow thereunder and it is not aware of any conditions that would prevent it from borrowing part or all of the remaining available capacity under the existing revolving credit facility at June 30, 2018 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	June 30, 2018	March 31, 2018
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	14,750	12,500
Less: deferred financing costs — current	(1,093)	(1,093)
Total	$13,657	$11,407

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	June 30, 2018	March 31, 2018
Term loan	$249,125	$250,000
Borrowings under revolving credit facility	55,000	55,000
Less:
Current maturities	(14,750)	(12,500)
Deferred financing costs, long-term	(3,999)	(4,273)
Total	$285,376	$288,227

In July 2016, the Company entered into 12-month forward starting interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (See Note 6 to the consolidated financial statements).

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the three months ended June 30, 2018, $7,346 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2018. No amounts were due as of June 30, 2018, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(14) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2018	2017
Investment securities
Beginning balance	$69	$57
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $44, $131	126	245
Reclassifications from OCI to other income — net of tax of $0, $26	11	54
Less : Noncontrolling interests, net of tax $(3), $(40)	(7)	(76)
Comprehensive income on investment securities, net of tax of $41, $117	130	223
Closing Balance	$199	$280

Currency Translation Adjustments
Beginning balance	$(41,207)	$(50,415)
OCI before reclassifications	(10,653)	3,605
Less: Noncontrolling interests	1,383	(486)
Comprehensive income (loss) on currency translation adjustment	(9,270)	3,119
Closing Balance	$(50,477)	$(47,296)

Cash Flow Hedges
Beginning balance	$1,881	$11,789
OCI before reclassifications net of tax of $(1,516) and $249	(3,503)	(18)
Reclassifications from OCI to
- Revenue, net of tax of $124 and $(898)	232	(1,695)
- Costs of revenue, net of tax of $(73) and $(566)	(245)	(1,499)
- Selling, general and administrative expenses, net of tax of $(39) and $(318)	(131)	(843)
- Interest expenses, net of tax of $(53) and $0	(154)	—
Less: Noncontrolling interests, net of tax $48, $153	89	289
Comprehensive income (loss) on cash flow hedges, net of tax of $(1,509) and $(1,380)	(3,712)	(3,766)
Closing Balance	$(1,831)	$8,023

Benefit plans
Beginning balance	$(1,424)	$(1,180)
OCI before reclassifications net of tax of $319 and $0	$(319)	$—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	—	2
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—
- Other income (expense), net of tax of $0 for all periods	14	—
Reclassifications from OCI for net actuarial gain (loss) amortization to:	—	—
- Costs of revenue, net of tax of $0 for all periods	—	27
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	12
- Other income (expense), net of tax of $0 for all periods	39	—
Other adjustments	57	4
Less: Noncontrolling interests, net of tax $0 for all periods	1	—
Comprehensive income on benefit plans, net of tax of $0 for all periods	(208)	45
Closing Balance	$(1,632)	$(1,135)
Accumulated other comprehensive loss at June 30, 2018	$(53,741)	$(40,128)

(15) Subsequent Events

On July 11, 2018, in connection with the Company’s Indian Subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) delisting offer of Polaris, the stock exchanges on which Polaris common shares are listed notified Virtusa India that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the exit price of INR 480 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended March 31, 2018 and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of information technology (“IT”) consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer-facing industries like banking and financial services, insurance, healthcare, communications, and media and entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as accelerated solution design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At June 30, 2018, we had 21,145 employees, or team members, inclusive of our eTouch team members.

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. (“eTouch US”) and each of the equity holders of eTouch US to acquire all of the outstanding shares of eTouch US, and certain of the Company’s Indian subsidiaries entered into a share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India.

Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, we acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140.0 million in cash, subject to certain adjustments, with up to an additional $15.0 million set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price is being paid in three tranches, with $80.0 million paid at closing, $42.5 million on the 12-month anniversary of the close of the transaction, and $17.5 million on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, we will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum.

In connection with the investment, we repaid $81 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30 million of our common stock.

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”), acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018, when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. At June 30, 2018, if all the remaining shares of Polaris were tendered at the Exit Price, we would pay additional consideration of approximately $54.0 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). As of June 30, 2018, the outstanding amount under the Credit Agreement was $304.1 million.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the “Tax Act”). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. During the three months ended June 30, 2018, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit. (See Note 11 to the consolidated financial statements for further information).

Financial overview

In the three months ended June 30, 2018, our revenue increased by 32.0% to $300.0 million, compared to $227.3 million in the three months ended June 30, 2017.

In the three months ended June 30, 2018, net income (loss) available to Virtusa common stockholders decreased by 349.7% to a net loss of $(7.4) million, as compared to a net income of $3.0 million in the three months ended June 30, 2017.

The increase in revenue for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily resulted from:

•                  Revenue from the eTouch acquisition

•                  Broad based growth, particularly in our top ten clients

•                  Broad revenue growth in our industry groups, particularly banking, financial services and insurance (“BFSI”)

•                  Revenue growth in North America and Europe

The key drivers of the decrease in our net income for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, were as follows:

•                  Increase in foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar;

•                  Increase in income tax expense primarily related to deferred tax charge with the election to treat certain subsidiaries as disregarded entities for US tax purposes partially offset by:

•                  Higher revenue, particularly from the eTouch acquisition, including accelerated growth in BFSI

•                  Increase in gross profit due to higher revenue and higher gross margin; partially offset by the impact of higher onsite effort and subcontractor costs;

•                  Decrease in operating expense as a percentage of revenue, reflecting a larger revenue base.

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2018 and 2017, 89% and 96%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2018, our application outsourcing and consulting revenue represented 54% and 46%, respectively of our total revenue as compared to 58% and 42%, respectively, for the three months ended June 30, 2017.

In the three months ended June 30, 2018, our North America revenue increased by 43.4%, or $63.5 million, to $209.6 million, or 69.9% of total revenue, from $146.1 million, or 64% of total revenue in the three months ended June 30, 2017. The increase in revenue for the three months ended June 30, 2018 is primarily due to revenue from the eTouch acquisition and revenue growth in our BFSI clients.

In the three months ended June 30, 2018, our European revenue increased by 25.0%, or $13.4 million, to $66.7 million, or 22.2% of total revenue, from $53.4 million, or 24% of total revenue in the three months ended June 30, 2017. The increase in revenue for the three months ended June 30, 2018 is primarily due to an increase in revenue from European banking clients.

Our gross profit increased by $22.5 million to $83.6 million for the three months ended June 30, 2018, as compared to $61.1 million in the three months ended June 30, 2017. The increase in gross profit during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to higher revenue partially offset by the impact of lower margins from higher onsite effort and subcontractor costs. As a percentage of revenue, gross margin was 27.8% and 26.9% in the three months ended June 30, 2018 and 2017, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 40% and 37% of total revenue, and revenue from time-and-materials contracts represented 60% and 63% of total revenue for the three months ended June 30, 2018 and 2017, respectively. The revenue earned from fixed-price contracts in the three months ended June 30, 2018 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2018, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 19.9%. Our attrition rate at June 30, 2018 reflects a lower rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and U.K. pound sterling, as well as the euro and the U.K. pound sterling against the U.S. dollar, when consolidated into U.S. dollars and intercompany balances. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees to reduce the effect of change in these foreign currency exchange rates on our foreign operations. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee, U.K. pound sterling and euro exchange rates, they not only reduce the negative impact of a stronger Indian rupee, weaker U.K. pound sterling and weaker euro, but also could reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses or reduce the impact of a stronger U.K. pound sterling, stronger euro on our U.K. pound sterling and euro denominated revenues. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

Application of critical accounting estimates and risks

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, in particular those related to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, share-based compensation, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets and valuation of financial instruments including derivative contracts and investments. Actual amounts could differ significantly from these estimates. Our management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of revenue and expenses that are not readily apparent from other sources. Additional information about these critical accounting policies may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in the Annual Report.

Results of operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table presents an overview of our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Revenue	$300,031	$227,345	$72,686	32.0%
Costs of revenue	216,481	166,279	50,202	30.2%
Gross profit	83,550	61,066	22,484	36.8%
Operating expenses	69,626	54,996	14,630	26.6%
Income from operations	13,924	6,070	7,854	129.4%
Other income (expense)	(13,625)	(625)	(13,000)	2080.0%
Income before income tax expense	299	5,445	(5,146)	-94.5%
Income tax expense	5,864	798	5,066	634.8%
Net income (loss)	(5,565)	4,647	(10,212)	-219.8%
Less: net income attributable to noncontrolling interests, net of tax	731	989	(258)	-26.1%
Net income (loss) available to Virtusa stockholders	(6,296)	3,658	(9,954)	-272.1%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	701	386	55.1%
Net income (loss) available to Virtusa common stockholders	$(7,383)	$2,957	$(10,340)	-349.7%

Revenue

Revenue increased by 32.0%, or $72.7 million, from $227.3 million during the three months ended June 30, 2017 to $300.0 million in the three months ended June 30, 2018. The increase in revenue was primarily driven by revenue from the eTouch acquisition and growth in the BFSI industry groups. Revenue from North American clients in the three months ended June 30, 2018 increased by $63.5 million, or 43.4%, as compared to the three months ended June 30, 2017, particularly due to revenue growth from the eTouch acquisition and growth in the BFSI industry groups. Revenue from European clients increased by $13.4 million, or 25.0%, as compared to the three months ended June 30, 2017, primarily due to an increase in revenue from European banking clients. We had 216 active clients at June 30, 2018, as compared to 196 active clients at June 30, 2017.

Cost of Revenue

Costs of revenue increased from $166.3 million in the three months ended June 30, 2017 to $216.5 million in the three months ended June 30, 2018, an increase of $50.2 million, or 30.2%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $37.4 million. The increased costs of revenue are also due to an increase in subcontractor costs of $10.6 million and an increase in travel expenses of $2.5 million. At June 30, 2018, we had 19,207 IT professionals as compared to 16,484 at June 30, 2017. As a percentage of revenue, cost of revenue decreased from 73.1% for the three months ended June 30, 2017 to 72.2% for three months ended June 30, 2018.

Gross Profit

Our gross profit increased by $22.5 million, or 36.8%, to $83.6 million for the three months ended June 30, 2018, as compared to $61.1 million for the three months ended June 30, 2017, primarily due to higher revenue, partially offset by the impact of lower margins from higher onsite effort and subcontractor costs. As a percentage of revenue, our gross profit was 27.8% and 26.9% in the three months ended June 30, 2018 and 2017, respectively.

Operating expenses

Operating expenses increased from $55.0 million in the three months ended June 30, 2017 to $69.6 million in the three months ended June 30, 2018, an increase of $14.6 million, or 26.6%. The increase in operating expenses was primarily due to an increase of $11.8 million in compensation related to an increase in the number of non-IT professionals and stock compensation, an increase in facilities costs of $2.0 million and travel costs of $0.9 million. As a percentage of revenue, our operating expenses decreased from 24.2% in the three months ended June 30, 2017 to 23.2% in the three months ended June 30, 2018.

Income from operations

Income from operations increased by 129.4%, from $6.1 million in the three months ended June 30, 2017 to $13.9 million income in the three months ended June 30, 2018. As a percentage of revenue, income from operations increased from 2.7% in the three months ended June 30, 2017 to 4.6% in the three months ended June 30, 2018.

Other income (expense)

Other expense increased by $13.0 million from $0.6 million in the three months ended June 30, 2017 to $13.6 million in the three months ended June 30, 2018, primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

Income tax expense

Income tax expense increased by $5.1 million, from $0.8 million in the three months ended June 30, 2017 to $5.9 million in the three months ended June 30, 2018. Our effective tax rate increased from 14.7% for the three months ended June 30, 2017 to 1961.2% for the three months ended June 30, 2018. The increase in the tax expense and effective tax rate for the three months ended June 30, 2018, was primarily due to a deferred tax charge of $6.3 million as a result of the election to treat certain subsidiaries as disregarded entities for US tax purposes. This was partially offset by increases in excess benefits associated with stock compensation and settlements of uncertain tax positions during the three months ended June 30, 2018.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended June 30, 2018, we recorded a noncontrolling interest of $0.7 million, representing a 7.46% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income (loss) available to Virtusa stockholders decreased by 272.1%, from an income of $3.6 million in the three months ended June 30, 2017 to a net loss of $(6.3) million in the three months ended June 30, 2018. The decrease in net income in the three months ended June 30, 2018 was primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and a deferred tax charge of $6.3 million related to our election to treat certain subsidiaries as disregarded entities for US tax purposes.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended June 30, 2018.

Net income (loss) available to Virtusa common stockholders

Net income (loss) available to Virtusa common stockholders decreased by 349.7%, from an income of $3.0 million in the three months ended June 30, 2017 to a net loss of $(7.4) million in the three months ended June 30, 2018. The decrease in net income in the three months ended June 30, 2018, was primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and a deferred tax charge of $6.3 million related to our election to treat certain subsidiaries as disregarded entities for US tax purposes.

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

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	As of June 30,	As of March 31,
	2018	2018
Cash and cash equivalents	$154,792	$194,897
Short-term investments	56,396	45,900
Long-term investments	1,842	4,140
Total cash and cash equivalents, short-term and long-term investments	$213,030	$244,937

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

•                  We present the following consolidated statements of income (loss) measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries, the initial impact of our election to treat certain subsidiaries as disregarded entities for US tax purposes and the impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among the periods:

•                  Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense, and acquisition-related charges and restructuring charges

•                  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

•                  Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for US tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act.

•                  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for US tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act. Non-GAAP diluted earnings per share is also subject to dilutive and anti-dilutive requirements of the if-converted method related to our Series A Convertible Preferred Stock that could result in a difference between GAAP to non-GAAP diluted weighted average shares outstanding.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	Three Months Ended June 30,
	2018	2017
	(in thousands, except per share amounts)
GAAP income from operation	$13,924	$6,070
Add: Stock-based compensation expense	7,938	4,788
Add: Acquisition-related charges and restructuring charges(1)	5,665	2,509
Non-GAAP income from operations	$27,527	$13,367
GAAP operating margin	4.6%	2.7%
Effect of above adjustments to income from operations	4.5%	3.2%
Non-GAAP operating margin	9.1%	5.9%
GAAP net income (loss) available to Virtusa common stockholders	$(7,383)	$2,957
Add: Stock-based compensation expense	7,938	4,788
Add: Acquisition-related charges and restructuring charges(1)	6,127	2,509
Add: Foreign currency transaction losses(2)	10,758	77
Tax adjustments(3)	(1,817)	(2,522)
Less: Noncontrolling interest, net of taxes (4)	127	(366)

	Three Months Ended June 30,
	2018	2017
	(in thousands, except per share amounts)
Non-GAAP net income available to Virtusa common stockholders	$15,750	$7,443
GAAP diluted earnings per share	$(0.25)	$0.10
Effect of stock-based compensation expense(7)	0.24	0.16
Effect of acquisition-related charges and restructuring charges(1)(7)	0.18	0.08
Effect of foreign currency transaction losses(2)(7)	0.32	—
Tax adjustments(3)(7)	(0.05)	(0.08)
Effect of noncontrolling interest(4)(7)	—	(0.01)
Effect of dividend on Series A Convertible Preferred Stock(6)(7)	0.03	—
Effect of change in dilutive shares for non-GAAP(6)	0.03	—
Non-GAAP diluted earnings per share(5)(7)	$0.50	$0.25

(1)                                 Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, accreted interest related to deferred acquisition payments, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges, when applicable, include termination benefits, as well as certain professional fees related to the restructuring. The following table provides the details of the acquisition-related charges and restructuring charges:

	Three Months Ended June 30,
	2018	2017
Amortization of intangibles	$2,775	$2,509
Acquisition and integration costs	2,890	—
Acquisition-related charges included in cost of goods sold and operating expense	5,665	—
Accreted interest related to deferred acquisition payments	462	—
Total acquisition-related charges and restructuring charges	$6,127	$2,509

(2)                                 Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)                                 Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods, excluding the initial impact of our election to treat certain subsidiaries as disregarded entities for US tax purposes.

(4)                                 Noncontrolling interest represents the minority shareholders interest of Polaris

(5)                                 Non-GAAP diluted earnings per share is subject to rounding

(6)                                 During the three months ended June 30, 2018 and 2017, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 and 1,912,088 respectively, were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using if-converted method to calculate the non-GAAP diluted earnings per share for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Non-GAAP net income available to Virtusa common stockholders	15,750	$7,443
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,087	—
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	16,837	$7,443
GAAP dilutive weighted average shares outstanding	29,633,026	30,251,150
Add: Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	872,545	—
Add: Series A Convertible Preferred Stock as converted	3,000,000	—
Non-GAAP dilutive weighted average shares outstanding	33,505,571	30,251,150

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

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. (“eTouch US”) and each of the equityholders of eTouch US to acquire all of the outstanding shares of eTouch US, and certain of the Company’s Indian subsidiaries entered into an share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India.

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

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018 when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. At June 30, 2018, if all the remaining shares of Polaris were tendered at the Exit Price, we would pay additional consideration of approximately $54.0 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information).

At June 30, 2018, the outstanding amount under the Credit Agreement was 304.1 million. At June 30, 2018, the interest rates on the term loan and line of credit were 4.85% and 4.78% respectively. For the description of the financial covenants of the Credit agreement and certain other the terms please See Note 13 to our consolidated financial statements.

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

At June 30, 2018, the Company is in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at June 30, 2018 and through the date of this filing.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, we will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the three months ended June 30, 2018, the Company has paid $1.0 million as a cash dividend on Series A Convertible Preferred Stock.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement (See Note 13 to the consolidated financial statements), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Interest Rate Swap agreements require the Company to make monthly fixed interest rate payments based on the amortized notional amount at a blended weighted average rate of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2016, of not more than 3.25 to 1.00 for the first year of the Prior Credit Agreement, of not more than 3.00 to 1.00 for the second year of the Prior Credit Agreement, and 2.75 to 1.00 thereafter, each as determined for the four consecutive quarter period ending on each fiscal quarter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of June 30, 2018, we were in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $2.6 million as of June 30, 2018, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

At June 30, 2018, a significant portion of our cash, cash equivalents, short-term and long-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to these earnings is not practicably determinable. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2018, we sold $7.3 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2018. No amounts were due under the financing agreement at June 30, 2017, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
(in thousands)	2018	2017
Net cash (used in) provided by operating activities	$(6,730)	$1,064
Net cash (used in) provided by investing activities	(21,991)	7,768
Net cash used in financing activities	(3,903)	(1,149)
Effect of exchange rate changes on cash	(7,279)	1,551
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,903)	9,234
Cash, cash equivalents and restricted cash beginning of period	195,236	145,086
Cash, cash equivalents and restricted cash, end of period	$155,333	$154,320

Operating activities

Net cash provided by operating activities decreased in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by changes in workings capital during the three months ended June 30, 2018.

Investing activities

Net cash provided by investing activities decreased in the three months ended June 30, 2018 compared to three months ended June 30, 2017. The net cash used in investing activities is primarily due to the increase in the purchase of property and equipment during the three months ended June 30, 2018.

Financing activities

Net cash used in financing activities increased in the three months ended June 30, 2018 compared to three months ended June 30, 2017. The increase in net cash used in financing activities is primarily due to an increase in payments of withholding taxes related to net share settlements of restricted stock and payment of dividend on Series A Convertible Preferred Stock.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee, the U.K. pound sterling and the euro as described below and in “Quantitative and Qualitative Disclosures about Market Risk.”

We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Quantitative and Qualitative Disclosures about Market Risk.” From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling and euro against the U.S. dollar to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for additional information

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the three months ended June 30, 2018 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 6 of the notes to our consolidated financial statements included herein for a description of recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling, the Indian rupee, and the Sri Lankan rupee.

We have two 18 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at June 30, 2018 was $178.5 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

The U.K. pound sterling and the euro exchange fluctuations can have an unpredictable impact on our U.K. pound sterling and the euro revenues generated and costs incurred. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling and the euro. These derivative contracts have maximum duration of 92 days and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility. These hedges are designed to reduce the negative impact of a weaker U.K. pound sterling or the euro, however they also reduce the positive impact of a stronger U.K. pound sterling or the euro on the respective revenues.

Interest Rate Risk

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. Virtusa drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, the Company drew down the $70 million delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At June 30, 2018, the interest rates on the term loan and line of credit were 4.85% and 4.78% respectively. At June 30, 2018, the outstanding amount under the Credit Agreement was $304.1 million.

At June 30, 2018 we had $213.0 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission, on May 25, 2018 (the “Annual Report”), which could materially affect our business, financial condition or future results.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended June 30, 2018, we withheld an aggregate of 48,726 shares of restricted stock at a price of $50.29 per share.

Item 6.  Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description

10.1+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Company and Kris Canekeratne (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated by reference herein).

10.2+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Company and Samir Dhir (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated by reference herein).

10.3+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Company and Ranjan Kalia (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated by reference herein).

10.4+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Company and Thomas R. Holler (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated by reference herein).

10.5+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Company and Keith Modder (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated by reference herein).

10.6+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Company and Sundar Narayanan (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated by reference herein).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 9, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at June 30, 2018 (Unaudited) and March 31, 2018
	(ii)	Consolidated Statements of Income (Loss) for the Three Months Ended June 30, 2018 and June 30, 2017 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2018 and June 30, 2017 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2018 and June 30, 2017 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: August 9, 2018	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)