Form 10-Q
period 2018-09-30
VIRTUSA CORP
filed 2018-11-09
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 5, 2018:

Class	Number of Shares
Common Stock, par value $.01 per share	29,911,607

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2018	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$176,981	$194,897
Short-term investments	54,108	45,900
Accounts receivable, net of allowance of $2,914 and $3,328 at September 30, 2018 and March 31, 2018, respectively	162,497	151,455
Unbilled accounts receivable	96,605	103,829
Prepaid expenses	33,865	31,724
Restricted cash	1,298	301
Other current assets	19,221	21,229
Total current assets	544,575	549,335
Property and equipment, net	120,264	121,565
Investments accounted for using equity method	1,398	1,588
Long-term investments	1,410	4,140
Deferred income taxes	38,310	31,528
Goodwill	275,002	297,251
Intangible assets, net	94,212	96,001
Other long-term assets	15,728	11,772
Total assets	$1,090,899	$1,113,180
Liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$27,717	$29,541
Accrued employee compensation and benefits	62,925	71,500
Deferred revenue	6,175	7,908
Accrued expenses and other	109,677	91,306
Current portion of long-term debt	11,407	11,407
Income taxes payable	5,034	5,038
Total current liabilities	222,935	216,700
Deferred income taxes	17,462	21,341
Long-term debt, less current portion	314,524	288,227
Long-term liabilities	44,854	43,833
Total liabilities	599,775	570,101
Commitments and contingencies	—	—
Series A convertible preferred stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at September 30, 2018 and March 31, 2018; redemption amount and liquidation preference of $108,000 at September 30, 2018 and March 31, 2018, respectively	107,079	106,996
Redeemable noncontrolling interest	24,614	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value: Authorized 5,000,000 shares at September 30, 2018 and March 31, 2018; zero shares issued and outstanding at September 30, 2018 and March 31, 2018	—	—
Common stock, $0.01 par value: Authorized 120,000,000 shares at September 30, 2018 and March 31, 2018; issued 32,769,705 and 32,469,092 shares at September 30, 2018 and March 31, 2018, respectively; outstanding 29,889,706 and 29,589,093 shares at September 30, 2018 and March 31, 2018, respectively	328	325
Treasury stock, 2,879,999 and 2,879,999 common shares, at cost, at September 30, 2018 and March 31, 2018, respectively	(39,652)	(39,652)
Additional paid-in capital	231,196	260,612
Retained earnings	231,517	238,019
Accumulated other comprehensive loss	(64,233)	(40,681)
Total Virtusa stockholders’ equity	359,156	418,623
Noncontrolling interest in subsidiaries	275	17,460
Total equity	359,431	436,083
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity	$1,090,899	$1,113,180

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenue	$305,520	$248,174	605,551	$475,519
Costs of revenue	216,346	178,404	432,827	344,683
Gross profit	89,174	69,770	172,724	130,836
Operating expenses:
Selling, general and administrative expenses	75,155	59,491	144,781	114,487
Income from operations	14,019	10,279	27,943	16,349
Other income (expense):
Interest income	589	928	1,353	1,932
Interest expense	(4,514)	(1,413)	(8,768)	(3,071)
Foreign currency transaction losses, net	(9,355)	(1,480)	(20,113)	(1,557)
Other, net	819	778	1,443	884
Total other expense	(12,461)	(1,187)	(26,085)	(1,812)
Income before income tax (benefit) expense	1,558	9,092	1,858	14,537
Income tax (benefit) expense	(402)	1,500	5,463	2,298
Net income (loss)	$1,960	$7,592	$(3,605)	$12,239
Less: net income attributable to noncontrolling interests, net of tax	455	2,824	1,186	3,813
Net income (loss) available to Virtusa stockholders	$1,505	$4,768	$(4,791)	$8,426
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,087	2,175	1,788
Net income (loss) available to Virtusa common stockholders	417	3,681	(6,966)	6,638

Basic earnings (loss) per share available to Virtusa common stockholders	$0.01	$0.13	$(0.23)	$0.23
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.01	$0.12	$(0.23)	$0.22

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Net income (loss)	$1,960	$7,592	$(3,605)	$12,239
Other comprehensive income (loss):
Foreign currency translation adjustments	$(7,071)	$821	$(17,724)	$4,426
Pension plan adjustment	113	47	(96)	92
Unrealized gain (loss) on available-for-sale securities, net of tax	(452)	(95)	(315)	204
Unrealized loss on effective cash flow hedges, net of tax	(3,337)	(4,153)	(7,138)	(8,208)
Other comprehensive loss	$(10,747)	$(3,380)	$(25,273)	$(3,486)
Comprehensive income (loss)	$(8,787)	$4,212	$(28,878)	$8,753
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	200	2,045	(535)	3,307
Comprehensive income (loss) available to Virtusa stockholders	$(8,987)	$2,167	$(28,343)	$5,446

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,605)	$12,239
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,593	13,646
Share-based compensation expense	17,062	10,930
Provision (recovery) for doubtful accounts	(236)	723
Gain on disposal of property and equipment	(159)	(49)
Foreign currency transaction losses, net	20,113	1,557
Amortization of discounts and premiums on investments	76	185
Amortization of debt issuance cost	546	565
Deferred income taxes, net	(6,522)	—
Net change in operating assets and liabilities:
Accounts receivable and unbilled receivable	(1,975)	(4,492)
Prepaid expenses and other current assets	(11,238)	(4,450)
Other long-term assets	(4,009)	(815)
Accounts payable	232	740
Accrued employee compensation and benefits	(5,834)	(579)
Accrued expenses and other current liabilities	11,179	4,712
Income taxes payable	3,133	(3,586)
Other long-term liabilities	(73)	(1,494)
Net cash provided by operating activities	33,283	29,832
Cash flows from investing activities:
Proceeds from sale of property and equipment	451	180
Purchase of short-term investments	(68,803)	(50,549)
Proceeds from sale or maturity of short-term investments	60,571	62,829
Purchase of long-term investments	—	(12,273)
Business acquisition, net of cash acquired	(34)	(600)
Purchase of property and equipment	(18,875)	(8,195)
Net cash used in investing activities	(26,690)	(8,608)
Cash flows from financing activities:
Proceeds from exercise of common stock options	428	2,717
Proceeds from exercise of subsidiary stock options	326	196
Proceeds from revolving credit facility	32,000	—
Payment of debt	(6,250)	(81,000)
Payments of withholding taxes related to net share settlements of restricted stock	(7,602)	(2,431)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	—	106,846
Repurchase of common stock	—	(30,000)
Principal payments on capital lease obligation	(43)	(124)
Payment of contingent consideration related to acquisition	(100)	—
Payment of redeemable noncontrolling interest	(28,396)	—
Payment of dividend on Series A convertible preferred stock	(2,092)	(1,035)
Net cash used in financing activities	(11,729)	(4,831)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,694)	1,753
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,830)	18,146
Cash, cash equivalents and restricted cash, beginning of period	195,236	145,086
Cash, cash equivalents and restricted cash, end of period	$178,406	$163,232

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	September 30, 2018	March 31, 2018
Balance sheet classification
Cash and cash equivalents	$176,981	$194,897

Restricted cash in current assets	1,298	301
Restricted cash in other long-term assets	127	38
Total restricted cash	$1,425	$339
Total cash, cash equivalents and restricted cash	$178,406	$195,236

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

Fair Value of Financial Instruments

At September 30, 2018 and March 31, 2018, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted the standard effective April 1, 2018 using the retrospective method. As a result of the adoption, the Company restated its consolidated statement of cash flows for all of the prior periods presented. The following table summarizes the impact of this standard on the Company’s consolidated cash flows for the six months ended September 30, 2017:

	As Reported	Restated	Effect
Cash flows from investing activities:
Increase in restricted cash	$(799)	$—	$799
Net cash used in investing activities	(9,407)	(8,608)	799
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,755	1,753	(2)
Net increase in cash, cash equivalents and restricted cash	17,349	18,146	797
Cash, cash equivalents and restricted cash, beginning of period	144,908	145,086	178
Cash, cash equivalents and restricted cash, end of period	162,257	163,232	975

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715), “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, a guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires that an employer disaggregate the service costs components of net benefit cost. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component, such as in other income and expense. The guidance is effective for fiscal years beginning after December 15, 2017. The Company adopted this guidance effective April 1, 2018. Upon adoption, the Company presented the service cost component in costs of revenue and selling, general and administrative expenses. The other components of net periodic pension cost are presented within other (income) expense in the Consolidated Statements of Income (Loss). The adoption of this guidance did not have a material impact on the consolidated financial statements, therefore, the Company did not retrospectively change the presentation of the financial statements.

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

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements to this new standard. ASU 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented.  The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients. While the Company is continuing to assess the potential impact of this ASU, the Company anticipates this ASU will have a material impact on the consolidated balance sheets primarily due to recognizing a right-to-use-asset and a lease liability for operating leases.

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

(3) Earnings (Loss) per Share

Basic earnings (loss) per share available to Virtusa common stockholders (“EPS”) is computed by dividing net income (loss), less any dividends and accretion of issuance cost on the Series A Convertible Preferred Stock by the weighted average number of shares of common stock outstanding for the period. In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of restricted stock units, unvested restricted stock and stock options along with the conversion of the Series A Convertible Preferred Stock to common stock. The following table sets forth the computation of basic and diluted EPS for the periods set forth below:

The components of basic earnings (loss) per share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available to Virtusa stockholders	$1,505	$4,768	$(4,791)	$8,426
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,087	2,175	1,788
Net income (loss) available to Virtusa common stockholders	417	3,681	(6,966)	6,638
Denominator:
Basic weighted average common shares outstanding	29,767,276	29,216,600	29,700,151	29,434,101

Basic earnings (loss) per share available to Virtusa common stockholders	$0.01	$0.13	$(0.23)	$0.23

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) available to Virtusa common stockholders	$417	$3,681	$(6,966)	$6,638
Add: Series A Convertible Preferred Stock dividends and accretion	—	—	—	—
Net income (loss) available to Virtusa common stockholders	417	3,681	(6,966)	6,638
Denominator:
Basic weighted average common shares outstanding	29,767,276	29,216,600	29,700,151	29,434,101
Dilutive effect of Series A Convertible Preferred Stock	—	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	859,768	603,981	—	601,764
Weighted average shares-diluted	30,627,044	29,820,581	29,700,151	30,035,865

Diluted earnings (loss) per share available to Virtusa common stockholders	$0.01	$0.12	$(0.23)	$0.22

During the three months ended September 30, 2018 and 2017, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 20,617 and 62,576 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive. For the three months ended September 30, 2018 and 2017, the weighted average shares of Series A Convertible Preferred Stock of 3,000,000 were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

During the six months ended September 30, 2018 and 2017, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 1,710,551 and 180,367 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive. For the six months ended September 30, 2018 and 2017, the weighted average shares of Series A Convertible Preferred Stock of 3,000,000 and 2,456,044, respectively, were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At September 30, 2018 and March 31, 2018, all of the Company’s investment securities were classified as available-for-sale securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at September 30, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities :
Corporate bonds:
Current	$13,158	$—	$(42)	$13,116
Preference shares: Non-current	1,524	—	(242)	1,282
Time Deposits:
Current	25,461	—	—	25,461
Equity securities:
Mutual funds:
Current	15,423	108	—	15,531
Equity Shares/ Options:
Non-current	7	121	—	128
Total available-for-sale and equity securities	$55,573	$229	$(284)	$55,518

The following is a summary of investment securities at March 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$25,397	$—	$(126)	$25,271
Non-current	2,293	—	(22)	2,271
Preference shares:
Non-current	1,726	—	(70)	1,656
Agency and short-term notes:
Current	800	—	(1)	799
Mutual funds:
Current	1,540	11	—	1,551
Equity Shares/ Options:
Non-current	15	198	—	213
Time deposits:
Current	18,279	—	—	18,279
Total available-for-sale securities	$50,050	$209	$(219)	$50,040

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2018 and March 31, 2018 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not that the Company will not be required to sell such investments prior to the recovery of their carrying value.

Proceeds from sales of available-for-sale investment securities and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Proceeds from sales or maturities of available-for-sale investment securities and equity securities	$31,279	$33,827	$60,571	$62,829
Gross gains	$261	$656	$386	$675
Gross losses	(14)	(1)	(32)	(91)
Net realized gains on sales of available-for-sale investment securities and equity securities	$247	$655	$354	$584

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$38,577	$—	$38,577
Equity securities—current		15,531	—	15,531
Available-for-sales securities—non-current	—	1,282	—	1,282
Equity securities—non-current		128	—	128
Derivative financial instruments:
Foreign currency derivative contracts	—	26	—	26
Interest Rate Swap Contracts	—	2,509	—	2,509
Total assets	$—	$58,053	$—	$58,053
Liabilities:
Foreign currency derivative contracts	$—	$8,851	$—	8,851

Total liabilities	$—	$8,851	$	$8,851

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$45,900	$—	$45,900
Available-for-sales securities—non-current	—	4,140	—	4,140
Foreign currency derivative contracts	—	2,122	—	2,122
Interest Rate Swap Contracts	—	2,486	—	2,486
Total assets	$—	$54,648	$—	$54,648
Liabilities:
Foreign currency derivative contracts	$—	$1,023	$—	1,023
Interest Rate Swap Contracts	—	—	—	—
Contingent consideration	—	—	100	100
Total liabilities	$—	$1,023	$100	$1,123

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling and Indian rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts.

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $173,461 and $140,347 at September 30, 2018 and March 31, 2018, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $8,331 at September 30, 2018. At September 30, 2018, the maximum outstanding term of any derivative instrument was 18 months.

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

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2018 and March 31, 2018:

Derivatives designated as hedging instruments

	September 30, 2018	March 31, 2018
Foreign currency exchange contracts:
Other current assets	$24	$2,109
Other long-term assets	$2	$13
Accrued expenses and other	$8,354	$1,023
Long-term liabilities	$497	$—

	September 30, 2018	March 31, 2018
Interest rate swap contracts:
Other long-term assets	$2,509	$2,486

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2018 and 2017:

	Amount of Gain or (Loss) Recognized in AOCI on Derivative
Derivatives Designated as Cash Flow	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Relationships	2018	2017	2018	2017
Foreign currency exchange contracts	$(6,309)	$93	$(11,601)	$598
Interest rate swaps	$193	$37	$466	$(237)

Location of Gain ((Loss) Reclassified	Amount of Gain (Loss) Reclassified from AOCI into Income (loss)
from AOCI into Income (loss) (Effective	Three Months Ended September 30,		Six Months Ended September 30,
Portion)	2018	2017	2018	2017
Revenue	$(807)	$2,919	$(1,163)	$5,511
Costs of revenue	$(659)	$1,987	$(341)	$4,052
Operating expenses	$(343)	$1,150	$(173)	$2,310
Interest expense	$236	$34	$443	$34

		Amount of Gain or (Loss) Recognized in Income (loss) on Derivatives
Derivatives not Designated	Location of Gain or (Loss)	Three Months Ended September 30,		Six Months Ended September 30,
as Hedging Instrument	Recognized in Income (loss) on Derivatives	2018	2017	2018	2017
Foreign currency exchange contracts	Revenue	$287	$(155)	$1,106	$(336)
	Costs of revenue	$(220)	$89	$(753)	$231
	Selling, general and administrative expenses	$(19)	$22	$(19)	$53

(7) Acquisitions

On March 12, 2018, (i) the Company entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. (“eTouch US”) and each of the equity holders of eTouch US to acquire all of the outstanding shares of eTouch US, and (ii) certain of the Company’s Indian subsidiaries entered into a share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) and the equity holders of eTouch India to acquire all of the outstanding shares of eTouch India (together with the acquisition of eTouch US, the “Acquisition”). The Acquisition strengthens our digital engineering capabilities, and establishes a solid base in Silicon Valley.

Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, the Company acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140,000 in cash, subject to certain adjustments, with up to an additional $15,000 set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price is being paid in three tranches with $80,000 paid at closing, $42,500 on the 12-month anniversary of the close of the transaction, and $17,500 on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments. The Company utilized the net cash proceeds of a $70,000 delayed draw term loan funded pursuant to the Credit Agreement (as defined in note 13 to the consolidated financial statements) and $10,000 of cash on hand to make the payments due at the closing of the Acquisition. The Company paid an amount equal to $66,000 to the equity holders of eTouch US, and an amount equal to $14,000 to the equity holders of eTouch India, which together comprise the first of three tranches of the purchase price to be paid in connection with the closing of the Acquisition.

The purchase price is subject to adjustment after the closing in the event the working capital associated with eTouch deviates from a threshold amount and other contractual adjustments.

Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. During the three months ended September 30, 2018, the Company recorded $7,100 as a reduction of goodwill related to updating the fair value assessment of customer relationships and trademark and $308 as an increase in goodwill related to other adjustments. The following are the preliminary fair values of assets and liabilities based on information available as of September 30, 2018 and may be subject to change during the measurement period.

A summary of the fair values for eTouch is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$80,000
Fair value of the future payments	57,858
Tax related liability	9,313
Fair value of consideration	147,171
Less: Cash acquired	2,241
Total purchase price, net of cash acquired	$144,930
Assets and Liabilities:
Cash and cash equivalents	2,241
Accounts receivable	15,143
Unbilled receivables	2,986
Prepaid expenses	815
Other current assets	869
Property and equipment	2,798
Other long-term assets	98
Goodwill	78,824
Trademark	900	2 years
Customer relationships	53,000	10 - 15 years
Accounts payable	(3,248)
Deferred revenue	(852)
Accrued expenses and other current liabilities	(607)
Accrued employee compensation and benefits	(4,160)
Income taxes payable	(250)
Deferred income taxes	(368)
Other long-term liabilities	(1,018)
Total purchase price	$147,171

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

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the six months ended September 30, 2018:

Costs to Fulfill
Balance at April 1, 2018	$4,278
Costs capitalized	1,539
Amortization expense	(1,075)
Foreign currency translation adjustments	(183)
Balance at September 30, 2018	$4,559

Costs to fulfill are recorded in “Other current assets” and “Other long-term assets” in the consolidated balance sheets.

The following table summarizes the impacts of changes in accounting policies after adoption of ASC 606 on the Company’s consolidated financial statements as of and for the three and six months ended September 30, 2018:

	As of September 30, 2018
	As reported	Pro-forma Amounts	Impacts of the New Revenue standard
Balance Sheet :
Assets
Other current assets (1)	$19,221	$18,862	$359
Total current assets			359
Deferred income taxes (3)	38,310	38,486	(176)
Other long-term assets (1)	15,728	15,671	57
Total Assets			$240
Liabilities
Deferred revenue (2)	6,175	6,442	(267)
Total current liabilities			(267)
Stockholders’ equity:
Retained earnings	231,517	231,010	507
Total liabilities, Series A convertible preferred stock and stockholders’ equity			$240

	Three Months Ended September 30, 2018			Six Months Ended September 30, 2018
	As reported	Pro-forma Amounts	Impact from New Revenue Standard	As reported	Pro-forma Amounts	Impact from New Revenue Standard
Revenue (2)	$305,520	$305,541	$(21)	605,551	$605,284	$267
Costs of revenue (1)	216,346	216,589	(243)	432,827	433,243	(416)
Gross profit	89,174	88,952	222	172,724	172,041	683
Operating expenses:
Selling, general and administrative expenses	75,155	75,155	—	144,781	144,781	—
Income from operations	14,019	13,797	222	27,943	27,260	683
Other expense	(12,461)	(12,461)	—	(26,085)	(26,085)	—
Income before income tax expense (benefit)	1,558	1,336	222	1,858	1,175	683
Income tax (benefit) expense (3)	(402)	(463)	61	5,463	5,287	176
Net income (loss)	$1,960	$1,799	$161	$(3,605)	(4,112)	$507
Less: net income attributable to noncontrolling interests, net of tax	455	455	—	1,186	1,186	—
Net income (loss) available to Virtusa stockholders	$1,505	$1,344	$161	$(4,791)	(5,298)	$507
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,088	—	2,175	2,175	—
Net income (loss) available to Virtusa common stockholders	417	256	161	(6,966)	(7,473)	507

Basic earnings (loss) per share available to Virtusa common stockholders	$0.01	$—	$0.01	$(0.23)	(0.25)	$0.02
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.01	$—	$0.01	$(0.23)	(0.25)	$0.02

Notes

(1) Reflects the impact of a longer period of amortization for costs to fulfill a contract.

(2) Reflects the impact of changes in timing of revenue recognition on our software licenses and certain fixed-price application maintenance contracts.

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

The table below shows significant movements during the six months ended September 30, 2018 in contract assets:

Contract Assets
Balance at April 1, 2018	$15,998
Revenues recognized during the period but not yet billed	63,983
Amounts billed	(64,231)
Other	(278)
Balance at September 30, 2018	$15,472

Contract liabilities comprise amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows significant movements in the deferred revenue balances during the six months ended September 30, 2018:

Contract Liabilities
Balance at April 1, 2018	$7,908
Amounts billed but not yet recognized as revenues	4,918
Revenues recognized related to the opening balance of deferred revenue	(6,354)
Other	(297)
Balance at September 30, 2018	$6,175

Remaining performance obligation

ASC 606 requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. This disclosure is not required for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $46,164 and will be recognized as revenue within 4 years.

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

Revenue by geography:	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
North America	$218,303	$427,932
Europe	60,393	127,129
Rest of World	26,824	50,490
Consolidated revenue	$305,520	$605,551

Revenue by Customer’s Industry Groups	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Banking financial services insurance	$192,071	$380,809
Communications and Technology	85,341	168,368
Media & Information and Other	28,108	56,374
Consolidated revenue	$305,520	$605,551

Revenue by service offerings	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Application outsourcing	$161,890	$322,599
Consulting	143,630	282,952
Consolidated revenue	$305,520	$605,551

Revenue by contract type	Three Months Ended September 30, 2018	Six Months Ended September 30, 2018
Time-and-materials	$184,170	$363,396
Fixed-price*	121,350	242,155
Consolidated revenue	$305,520	$605,551

*Fixed-price includes both retainer-billing basis and fixed-price progress towards completion

(9)  Series A Convertible Preferred Stock

On May 3, 2017, the Company entered into an investment agreement with The Orogen Group (“Orogen”) pursuant to which Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108,000 with an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at the Company’s option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If the Company fails to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum.

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and six ended September 30, 2018 and 2017, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the six months ended September 30, 2018 and 2017, the Company has paid $2,092 and $1,035, respectively, as cash dividend on Series A Convertible Preferred Stock. As of September 30, 2018, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(10) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at September 30, 2018:

Amount
Balance at April 1, 2018	$297,251
Preliminary fair value adjustment	(7,223)
Foreign currency translation adjustments	(15,026)
Balance at September 30, 2018	$275,002

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $145,936. The acquisition costs and goodwill balance not deductible for tax purposes are $141,970 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014), the Polaris acquisition and the eTouch India acquisition.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at September 30, 2018.

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Customer relationships	12.2	$132,207	$38,866	$93,341
Trademark	2.1	3,597	2,915	682
Technology	5.0	500	311	189
	12.0	$136,304	$42,092	$94,212

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(11) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax (benefit) rate was (25.8%) and 294.0% for the three and six months ended September 30, 2018, as compared to an effective tax rate of 16.5% and 15.8% for the three and six months ended September 30, 2017. The Company’s effective tax rate for the three and six months ended September 30, 2018 was significantly impacted by electing disregarded entity treatment for certain foreign subsidiaries, Global Intangible Low—taxed Income (“GILTI”) provisions and executive compensation limitations enacted in the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

During the three and six months ended September 30, 2018, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit, at the election of the Company. The election resulted in a deferred tax charge of $6,288 during the six months ended September 30, 2018. The election also makes available to the Company benefits of foreign tax credits. The Company’s income tax provision for the three and six months ended September 30, 2018 includes a reasonable estimate of the expected impact of GILTI and executive compensation limitations of the Tax Act impacting our operating results for the 2019 fiscal year. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in jurisdictions in which the Company has tax holiday benefits.

The Tax Act contains several key tax provisions that have impacted the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a deemed repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The lower corporate income tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC Topic 740, Income Taxes, requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the Securities and Exchange Commission has issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), which will allow the Company to record provisional amounts during a measurement period of up to one year after the enactment of the Tax Act to finalize the recording of the related tax impacts. During the fiscal year ended March 31, 2018, the Company recorded a provisional charge of $17,834 for deemed repatriation of unremitted earnings and a provisional charge of $4,890 primarily to remeasure the Company’s opening U.S. deferred tax assets to reflect the lower statutory rate at which they will be realized. Both provisional charges are based on the Company’s reasonable estimates. During the three and six months ended September 30, 2018, the Company recorded no additional provisional charge for deemed repatriation of unremitted earnings or remeasurement of deferred tax assets to reflect the lower statutory rate at which they will be realized. The $17,834 for deemed repatriation will be paid over the next 8 years. In July 2018, the Company paid approximately $1,427 related to deemed repatriation. As of September 30, 2018, of the remaining deemed repatriation balance, approximately $1,427 is included in income taxes payable and $14,980 is included in long-term liabilities in the consolidated balance sheet as of September 30, 2018.

Due to the complexities involved in determining the previously unremitted earnings of all our foreign subsidiaries, the Company is still in the process of obtaining, preparing and analyzing the computations of accumulated earnings and profits balances as of September 30, 2018. The Company is continuing to analyze certain aspects of the Tax Act and may refine its estimates, which could potentially affect the measurement of its net deferred tax assets or give rise to new deferred tax amounts. The U.S. Government and state tax authorities are expected to continue to issue guidance regarding the Tax Act, which may result in adjustments to the Company’s provisional estimates. The final determination of these provisional amounts will be completed as additional information becomes available, but no later than one year from the enactment date.

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

The U.S. Tax Act subjects a U.S. shareholder to GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to provide for GILTI in the year incurred. The Company’s results for the six months ended September 30, 2018 include a reasonable estimate for the impact of GILTI. Given the complexity of the GILTI provisions, and future guidance that might be released, the Company continues to evaluate the effects of the GILTI provisions on our results. The Company continues to review the anticipated impacts of the base erosion anti-abuse tax (“BEAT”), which is effective for our fiscal year ended March 31, 2019. The Company has not recorded any impact associated with BEAT in the tax rate for the six months ended September 30, 2018 given the Company’s understanding of current guidance.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. Net loss in the United States has decreased during the six months ended September 30, 2018 compared with the months ended September 30, 2017. The Company has $31,343 of net deferred tax assets in the United States at September 30, 2018. The Company has not completed its valuation allowance assessment related to the Tax Act, primarily related to the impact of the GILTI, interest expense limitation and executive pay, which might impact the need for a valuation allowance. However, as a result of the Company’s election to treat several foreign entities as disregarded entities, U.S. taxable income has significantly increased. The Company also has a deferred tax asset in the United Kingdom for loss carryovers, which in the determination of management is more likely than not to be utilized before expiration.

The Company’s Indian subsidiaries operate several development centers in areas designated a special economic zone, or SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has other units at various stages of tax holiday benefit.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2018, the Company believes it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. At September 30, 2018, the Company believes it is eligible for continued benefits for the entire 12-year tax holiday.

Due to the geographical scope of the Company’s operations, the Company is subject to tax examinations in various jurisdictions. The Company’s ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company’s effective tax rate, as well as impact the Company’s operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company’s major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2015. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005. The Company has been under income tax examination in India, the U.K. and the United States. The Company is currently appealing assessments in India for fiscal years ended March 31, 2005 through 2014. In the United Kingdom, the Company is currently under examination for transfer pricing matters for the year ended March 2014. In the United States, the IRS has initiated an examination of fiscal years ended March 31, 2015 and March 31, 2017.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2018 and March 31, 2018, the total liability for unrecognized tax benefits was $6,702 and $7,544, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the six months ended September 30, 2018, the unrecognized tax benefits decreased by $842 and decreased by $24 during the six months ended September 30, 2017. The decrease in unrecognized tax benefits in the six months period ending September 30, 2018 was predominantly due to foreign currency movements and the settlement of a prior period position offset by increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At September 30, 2018, the Company had approximately $180,348 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(12) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Client revenue:
United States of America	$208,543	$150,765	$409,683	$290,465
United Kingdom	48,810	47,881	102,566	90,013
Rest of World	48,167	49,528	93,302	95,041
Consolidated revenue	$305,520	$248,174	$605,551	$475,519

	September 30, 2018	March 31, 2018
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$211,512	$213,024
India	252,799	276,512
Rest of World	25,168	25,281
Consolidated long-lived assets, net	$489,479	$514,817

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Customer 1	18.0%	19.6%	17.6%	18.8%

(13) Debt

On February 6, 2018, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the prior $300,000 credit agreement with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated and provides for a $200,000 revolving credit facility and a $250,000 term loan and delayed-draw term loan. On August 14, 2018, the Company drew down $32,000 from the credit facility to finance the Polaris Consulting & Services Limited (“Polaris”) delisting open offer. The Company is required under the terms of the Credit Agreement to make quarterly principal payments on the term loan. For the fiscal year ending March 31, 2019, the Company is required to make principal payments of $3,125 per quarter. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 6, 2023. At September 30, 2018, the interest rates on the term loan and line of credit were 4.75% and 4.65%, respectively.

At September 30, 2018, the Company was in compliance with its debt covenants and has provided a quarterly certification to its lenders to that effect. The Company believes that it currently meets all conditions set forth in the Credit Agreement to borrow thereunder and it is not aware of any conditions that would prevent it from borrowing part or all of the remaining available capacity under the existing revolving credit facility at September 30, 2018 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	September 30, 2018	March 31, 2018
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	12,500	12,500
Less: deferred financing costs — current	(1,093)	(1,093)
Total	$11,407	$11,407

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	September 30, 2018	March 31, 2018
Term loan	$243,750	$250,000
Borrowings under revolving credit facility	87,000	55,000
Less:
Current maturities	(12,500)	(12,500)
Deferred financing costs, long-term	(3,726)	(4,273)
Total	$314,524	$288,227

In July 2016, the Company entered into 12-month forward starting interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (See Note 6 to the consolidated financial statements).

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the six months ended September 30, 2018, $15,230 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and six months ended September 30, 2018. No amounts were due as of September 30, 2018, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(14) Redeemable noncontrolling interest

In connection with the Company’s Indian Subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) delisting offer of Polaris and subsequent stock exchange approvals, effective August 1, 2018, the Polaris common shares were delisted in accordance with SEBI Delisting Regulations. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the exit price of INR 480 per share.

In connection with the Polaris delisting offer, during the three months ended September 30, 2018, Virtusa India purchased 4,141,816 shares, or approximately 4.0% of Polaris common stock from shareholders for an aggregate purchase price of approximately $28,396.

As of September 30, 2018, the Polaris common stock held by noncontrolling interest shareholders was 3,626,167, or approximately 3.5% of Polaris’ basic shares of common stock outstanding. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the fair value of these shares as well as comprehensive income attributable to noncontrolling interest totaling $24,614 and presented this in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interest.

As of September 30, 2018, the Company had approximately $1,245 of Polaris stock options at fair value that were reclassified to current liabilities related to a deemed cash settlement modification resulting from the delisting offer.

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2018	2017	2018	2017
Investment securities
Beginning balance	$199	$280	$69	$57
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $(2), $(32), $19 and $84	(271)	(23)	(141)	186
Reclassifications from OCI to other income, net of tax of $(1), $(40), $21 and $0	(181)	(72)	(174)	18
Less : Noncontrolling interests, net of tax $15, $19, $11 and $(22)	28	35	21	(41)
Comprehensive income (loss) on investment securities, net of tax of $12, $(53), $51 and $62	(424)	(60)	(294)	163
Closing Balance	$(225)	$220	$(225)	$220
Currency Translation Adjustments
Beginning balance	$(50,477)	$(47,296)	$(41,207)	$(50,415)
OCI before reclassifications	(7,071)	821	(17,724)	4,426
Less: Noncontrolling interests	230	340	1,613	(146)
Comprehensive income (loss) on currency translation adjustment	(6,841)	1,161	(16,111)	4,280
Closing Balance	$(57,318)	$(46,135)	$(57,318)	$(46,135)
Cash Flow Hedges
Beginning balance	$(1,831)	$8,023	$1,881	$11,789
OCI before reclassifications net of tax of $(1,677), $153, $(3,189), and $403	(4,440)	(22)	(7,946)	(42)
Reclassifications from OCI to
- Revenue, net of tax of $282, $(1,010), $406 and $(1,907)	525	(1,909)	757	(3,604)
- Costs of revenue, net of tax of $163, $(594), $89 and $(1,160)	496	(1,393)	252	(2,892)
- Selling, general and administrative expenses, net of tax of $85, $(342), $45 and $(661)	258	(808)	128	(1,649)
- Interest expenses, net of tax of $(61), $(14), $(114) and $(14)	(176)	(21)	(329)	(21)
Less: Noncontrolling interests, net of tax $(6), $214, $42 and $367	(11)	404	78	693
Comprehensive loss on cash flow hedges, net of tax of $(1,214), $(1,593), $(2,721) and $(2,972)	(3,348)	(3,749)	(7,060)	(7,515)
Closing Balance	$(5,179)	$4,274	$(5,179)	$4,274
Benefit plans
Beginning balance	$(1,632)	$(1,135)	$(1,424)	$(1,180)
OCI before reclassifications net of tax of $29, $0, $348, $0 for all periods	$(32)	$—	$(352)	$—
Reclassifications from OCI for prior service credit (cost) to:
- Costs of revenue, net of tax of $0 for all periods	—	2	—	4
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	—	—	—
- Other income (expense), net of tax of $0 for all periods	14		28
Reclassifications from OCI for net actuarial gain (loss) amortization to:
- Costs of revenue, net of tax of $0 for all periods	—	27	—	53
- Selling, general and administrative expenses, net of tax of $0 for all periods	—	12	—	24
- Other income (expense), net of tax of $0 for all periods	38		77
Other adjustments	93	6	151	11
Less: Noncontrolling interests, net of tax $0 for all periods	8	—	9	—
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	121	47	(87)	92
Closing Balance	$(1,511)	$(1,088)	$(1,511)	$(1,088)
Accumulated other comprehensive loss at September 30, 2018	$(64,233)	$(42,729)	$(64,233)	$(42,729)

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

Forward-looking statements

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

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of information technology (“IT”) consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer-facing industries like banking and financial services, insurance, healthcare, communications, and media and entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as accelerated solution design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At September 30, 2018, we had 21,325 employees, or team members, inclusive of our eTouch team members.

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. (“eTouch US”) and each of the equity holders of eTouch US to acquire all of the outstanding shares of eTouch US, and certain of the Company’s Indian subsidiaries entered into a share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) and the equity holders of eTouch India to acquire all of the outstanding shares of eTouch India.

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

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”), acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018, when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the three months ended September 30, 2018, Virtusa India purchased 4,141,816 shares, or 4.0%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $28.4 million. At September 30, 2018, if all the remaining shares (approximately 3.5%) of Polaris were tendered at the Exit Price, we would pay additional consideration of approximately $24.0 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. On August 14, 2018, we drew down $32 million from our credit facility to fund the Polaris delisting open offer. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). As of September 30, 2018, the outstanding amount under the Credit Agreement was $330.8 million.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the “Tax Act”). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. During the three months ended September 30, 2018, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit. (See Note 11 to the consolidated financial statements for further information).

Financial overview

In the three months ended September 30, 2018, our revenue increased by 23.1% to $305.5 million, compared to $248.2 million in the three months ended September 30, 2017. In the six months ended September 30, 2018, our revenue increased by 27.3% to $605.6 million, compared to $475.5 million in the six months ended September 30, 2017.

In the three months ended September 30, 2018, net income available to Virtusa common stockholders decreased by 88.7% to $0.4 million, as compared to a net income of $3.7 million in the three months ended September 30, 2017. Net income decreased by 204.9% to a net loss of (7.0) million in the six months ended September 30, 2018, compared to a net income of $6.6 million in the six months ended September 30, 2017.

The increase in revenue for the three and six months ended September 30, 2018, as compared to the three and six months ended September 30, 2017, primarily resulted from:

•                  Revenue from the eTouch acquisition

•                  Broad based growth, particularly in our top ten clients

•                  Broad revenue growth in our industry groups, particularly banking, insurance, telecommunications and healthcare industry groups

•                  Revenue growth in North America

The key drivers of the decrease in our net income for the three and six months ended September 30, 2018, as compared to the three and six months ended September 30, 2017, were as follows:

•                  Increase in foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar

•                  Increased cost of revenue due to higher onsite effort and subcontractor costs

•                  Increase in interest expense related to our term loan

partially offset by:

•                  Higher revenue growth, particularly from the eTouch acquisition, including growth in banking, insurance, telecommunications and healthcare industry groups

•                  Substantial depreciation of the Indian rupee, which resulted in higher gross profit and operating income

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2018 and 2017, 88% (reflecting new clients from the recent eTouch acquisition) and 98%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the six months ended September 30, 2018 and 2017, 89% (reflecting new clients from the recent eTouch acquisition) and 97%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended September 30, 2018, our application outsourcing and consulting revenue represented 53% and 47%, respectively of our total revenue as compared to 56% and 44%, respectively, for the three months ended September 30, 2017. For the six months ended September 30, 2018, our application outsourcing and consulting revenue represented 53% and 47%, respectively, of our total revenue as compared to 57% and 43%, respectively, for the six months ended September 30, 2017.

In the three months ended September 30, 2018, our North America revenue increased by 34.3%, or $55.8 million, to $218.3 million, or 71.5% of total revenue, from $162.5 million, or 65.5% of total revenue in the three months ended September 30, 2017. In the six months ended September 30, 2018, our North America revenue increased by 38.7%, or $119.3 million, to $427.9 million, or 70.7% of total revenue, from $308.6 million, or 64.9% of total revenue in the six months ended September 30, 2017. The increase in revenue for the three and six months ended September 30, 2018 is primarily due to revenue from the eTouch acquisition and revenue growth in our banking, insurance and healthcare clients.

In the three months ended September 30, 2018, our European revenue increased by 5.5%, or $3.2 million, to $60.4 million, or 19.8% of total revenue, from $57.2 million, or 23.1% of total revenue in the three months ended September 30, 2017. In the six months ended September 30, 2018, our European revenue increased by 14.9%, or $16.5 million, to $127.1 million, or 21.0% of total revenue, from $110.6 million, or 23.3% of total revenue in the six months ended September 30, 2017. The increase in revenue for the three and six months ended September 30, 2018 is primarily due to an increase in revenue from European banking and telecommunication clients.

Our gross profit increased by $19.4 million to $89.2 million for the three months ended September 30, 2018, as compared to $69.8 million in the three months ended September 30, 2017. Our gross profit increased by $41.9 million to $172.7 million for the six months ended September 30, 2018 as compared to $130.8 million in the six months ended September 30, 2017. The increase in gross profit during the three and six months ended September 30, 2018, as compared to the three and six months ended September 30, 2017, was primarily due to higher revenue and substantial depreciation of the Indian rupee, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, gross margin was 29.2% and 28.1% in the three months ended September 30, 2018 and 2017, respectively. During the six months ended September 30, 2018 and 2017, gross margin, as a percentage of revenue, was 28.5% and 27.5%, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 40% and 39% of total revenue, and revenue from time-and-materials contracts represented 60% and 61% of total revenue for the three months ended September 30, 2018 and 2017, respectively. Revenue from fixed-price contracts represented 40% and 38% of total revenue and revenue from time-and-materials contracts represented 60% and 62% for the six months ended September 30, 2018 and 2017, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2018 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2018, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 22.8%. Our attrition rate at September 30, 2018 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and U.K. pound sterling, as well as the euro, the Canadian dollar, the Australian dollar and the U.K. pound sterling against the U.S. dollar, when consolidated into U.S. dollars and intercompany balances. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees to reduce the effect of change in these foreign currency exchange rates on our foreign operations. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee, U.K. pound sterling and euro exchange rates, they not only reduce the negative impact of a stronger Indian rupee, weaker U.K. pound sterling, euro, Canadian dollar and Australian dollar but also could reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses or reduce the impact of a stronger U.K. pound sterling, euro, Canadian dollar and Australian dollar on our U.K. pound sterling, euro, Canadian dollar and Australian dollar denominated revenues. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier and in larger amounts than expected.

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

Results of operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following table presents an overview of our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Revenue	$305,520	$248,174	$57,346	23.1%
Costs of revenue	216,346	178,404	37,942	21.3%
Gross profit	89,174	69,770	19,404	27.8%
Operating expenses	75,155	59,491	15,664	26.3%
Income from operations	14,019	10,279	3,740	36.4%
Other expense	(12,461)	(1,187)	(11,274)	949.8%
Income before income tax expense (benefit)	1,558	9,092	(7,534)	-82.9%
Income tax (benefit) expense	(402)	1,500	1,902	-126.8%
Net income	1,960	7,592	(5,632)	-74.2%
Less: net income attributable to noncontrolling interests, net of tax	455	2,824	(2,369)	-83.9%
Net income available to Virtusa stockholders	1,505	4,768	(3,263)	68.4%
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,087	1	0.1%
Net income available to Virtusa common stockholders	$417	$3,681	$(3,264)	-88.7%

Revenue

Revenue increased by 23.1%, or $57.3 million, from $248.2 million during the three months ended September 30, 2017 to $305.5 million in the three months ended September 30, 2018. The increase in revenue was primarily driven by revenue from the eTouch acquisition and growth in our banking, insurance, telecommunications and healthcare industry groups. Revenue from North American clients in the three months ended September 30, 2018 increased by $55.8 million, or 34.3%, as compared to the three months ended September 30, 2017, particularly due to revenue growth from the eTouch acquisition and growth in our banking, insurance and healthcare clients. Revenue from European clients increased by $3.2 million, or 5.5%, as compared to the three months ended September 30, 2017, primarily due to an increase in revenue from European banking and telecommunications clients. We had 212 active clients at September 30, 2018, as compared to 198 active clients at September 30, 2017.

Cost of revenue

Costs of revenue increased from $178.4 million in the three months ended September 30, 2017 to $216.3 million in the three months ended September 30, 2018, an increase of $37.9 million, or 21.3%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals (inclusive of eTouch) and related compensation and benefit costs of $31.3 million. The increased costs of revenue are also due to an increase in subcontractor costs of $7.2 million. At September 30, 2018, we had 19,330 IT professionals as compared to 16,787 at September 30, 2017. As a percentage of revenue, cost of revenue decreased from 71.9% for the three months ended September 30, 2017 to 70.8% for three months ended September 30, 2018.

Gross profit

Our gross profit increased by $19.4 million, or 27.8%, to $89.2 million for the three months ended September 30, 2018, as compared to $69.8 million for the three months ended September 30, 2017, primarily due to higher revenue and substantial depreciation of the Indian rupee, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, our gross profit was 29.2% and 28.1% in the three months ended September 30, 2018 and 2017, respectively.

Operating expenses

Operating expenses increased from $59.5 million in the three months ended September 30, 2017 to $75.2 million in the three months ended September 30, 2018, an increase of $15.7 million, or 26.3%. The increase in operating expenses was primarily due to an increase of $11.4 million in compensation related to an increase in the number of non-IT professionals (inclusive of eTouch) and stock compensation, an increase in facilities costs of $1.9 million and travel costs of $0.7 million. As a percentage of revenue, our operating expenses increased from 24.0% in the three months ended September 30, 2017 to 24.6% in the three months ended September 30, 2018.

Income from operations

Income from operations increased by 36.4%, from $10.3 million in the three months ended September 30, 2017 to $14.0 million income in the three months ended September 30, 2018. As a percentage of revenue, income from operations increased from 4.1% in the three months ended September 30, 2017 to 4.6% in the three months ended September 30, 2018, primarily due to substantial depreciation of the Indian rupee.

Other income (expense)

Other expense increased by $11.3 million from $1.2 million in the three months ended September 30, 2017 to $12.5 million in the three months ended September 30, 2018, primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

Income tax expense (benefit)

Income tax expense decreased by $1.9 million, from an expense of $1.5 million in the three months ended September 30, 2017 to a benefit of $0.4 million in the three months ended September 30, 2018. Our effective tax rate decreased from 16.5% for the three months ended September 30, 2017 to (25.8)% for the three months ended September 30, 2018. The decrease in the tax expense and effective tax rate for the three months ended September 30, 2018, was primarily due to decrease in profit before tax and excess tax benefits associated with stock compensation offset by the impact from the GILTI tax during the three months ended September 30, 2018.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended September 30, 2018, we recorded a noncontrolling interest of $0.5 million, representing a 5.96% share of profits of Polaris held by parties other than Virtusa.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders decreased by 68.4%, from $4.8 million in the three months ended September 30, 2017 to $1.5 million in the three months ended September 30, 2018. The decrease in net income in the three months ended September 30, 2018 was primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended September 30, 2018.

Net income available to Virtusa common stockholders

Net income available to Virtusa common stockholders decreased by 88.7%, from $3.7 million in the three months ended September 30, 2017 to $0.4 million in the three months ended September 30, 2018. The decrease in net income in the three months ended September 30, 2018, was primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

Six months ended September 30, 2018 compared to the six months ended September 30, 2017

The following table presents an overview of our results of operations for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Revenue	$605,551	$475,519	$130,032	27.3%
Costs of revenue	432,827	344,683	88,144	25.6%
Gross profit	172,724	130,836	41,888	32.0%
Operating expenses	144,781	114,487	30,294	26.5%
Income from operations	27,943	16,349	11,594	70.9%
Other expense	(26,085)	(1,812)	(24,273)	1339.6%
Income before income tax expense	1,858	14,537	(12,679)	-87.2%
Income tax expense	5,463	2,298	3,165	137.7%
Net income (loss)	(3,605)	12,239	(15,844)	-129.5%
Less: net income attributable to noncontrolling interests, net of tax	1,186	3,813	(2,627)	-68.9%
Net income (loss) available to Virtusa stockholders	(4,791)	8,426	(13,217)	-156.9%
Less: Series A Convertible Preferred Stock dividends and accretion	2,175	1,788	(387)	21.6%
Net income (loss) available to Virtusa common stockholders	$(6,966)	$6,638	$(13,604)	-204.9%

Revenue

Revenue increased by 27.3%, or $130.0 million, from $475.5 million during the six months ended September 30, 2017 to $605.6 million in the six months ended September 30, 2018. The increase in revenue was primarily driven by revenue from the eTouch acquisition and growth in our banking, insurance, telecommunications and healthcare industry groups. Revenue from North American clients in the six months ended September 30, 2018 increased by $119.3 million, or 38.7%, as compared to the six months ended September 30, 2017, particularly due to revenue growth from the eTouch acquisition and growth in our banking, insurance and healthcare clients. Revenue from European clients increased by $16.5 million, or 14.9%, as compared to the six months ended September 30, 2017, primarily due to an increase in revenue from European telecommunications and banking clients. We had 212 active clients at September 30, 2018, as compared to 198 active clients at September 30, 2017.

Cost of revenue

Costs of revenue increased from $344.7 million in the six months ended September 30, 2017 to $432.8 million in the six months ended September 30, 2018, an increase of $88.1 million, or 25.6%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals (inclusive of eTouch) and related compensation and benefit costs of $68.7 million. The increased costs of revenue are also due to an increase in subcontractor costs of $17.9 million and an increase in travel expenses of $2.4 million. At September 30, 2018, we had 19,330 IT professionals as compared to 16,787 at September 30, 2017. As a percentage of revenue, cost of revenue decreased from 72.5% for the six months ended September 30, 2017 to 71.5% for six months ended September 30, 2018.

Gross profit

Our gross profit increased by $41.9 million, or 32.0%, to $172.7 million for the six months ended September 30, 2018, as compared to $130.8 million for the six months ended September 30, 2017, primarily due to higher revenue and substantial depreciation of the Indian rupee, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, our gross profit was 28.5% and 27.5% in the six months ended September 30, 2018 and 2017, respectively.

Operating expenses

Operating expenses increased from $114.5 million in the six months ended September 30, 2017 to $144.8 million in the six months ended September 30, 2018, an increase of $30.3 million, or 26.5%. The increase in operating expenses was primarily due to an increase of $23.2 million in compensation related to an increase in the number of non-IT professionals (inclusive of eTouch) and stock compensation, an increase in facilities costs of $3.9 million and travel costs of $1.6 million. As a percentage of revenue, our operating expenses decreased from 24.1% in the six months ended September 30, 2017 to 23.9% in the six months ended September 30, 2018.

Income from operations

Income from operations increased by 70.9%, from $16.3 million in the six months ended September 30, 2017 to $27.9 million income in the six months ended September 30, 2018. As a percentage of revenue, income from operations increased from 3.4% in the six months ended September 30, 2017 to 4.6% in the six months ended September 30, 2018, primarily due to a substantial depreciation of the Indian rupee.

Other expense

Other expense increased by $24.3 million from $1.8 million in the six months ended September 30, 2017 to $26.1 million in the six months ended September 30, 2018, primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

Income tax expense

Income tax expense increased by $3.2 million, from $2.3 million in the six months ended September 30, 2017 to $5.5 million in the six months ended September 30, 2018. Our effective tax rate increased from 15.8% for the six months ended September 30, 2017 to 294.0% for the six months ended September 30, 2018. The increase in the tax expense and effective tax rate for the six months ended September 30, 2018, was primarily due to a deferred tax charge of $6.3 million as a result of the election to treat certain subsidiaries as disregarded entities for US tax purposes and the impact from the GILTI tax. This was partially offset by increases in excess benefits associated with stock compensation and settlements of uncertain tax positions during the six months ended September 30, 2018.

Noncontrolling interests

In connection with the Polaris acquisition, for the six months ended September 30, 2018, we recorded a noncontrolling interest of $1.2 million, representing a 6.76% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders decreased by 156.9%, from an income of $8.4 million in the six months ended September 30, 2017 to a net loss of $(4.8) million in the six months ended September 30, 2018. The decrease in net income in the six months ended September 30, 2018 was primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar, an increase in interest expense related to our term loan and a deferred tax charge of $6.3 million related to our election to treat certain subsidiaries as disregarded entities for US tax purposes.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $2.2 million at a rate of 3.875% per annum during the six months ended September 30, 2018.

Net income (loss) available to Virtusa common stockholders

Net income available to Virtusa common stockholders decreased by 204.9%, from an income of $6.6 million in the six months ended September 30, 2017 to a net loss of $(7.0) million in the six months ended September 30, 2018. The decrease in net income in the six months ended September 30, 2018, was primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar, an increase in interest expense related to our term loan and a deferred tax charge of $6.3 million related to our election to treat certain subsidiaries as disregarded entities for US tax purposes.

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

We consider the total measure of cash, cash equivalents, short-term and long-term investments to be an important indicator of our overall liquidity. All of our investments are classified as either equity or available-for-sale securities, including our long-term investments which consist of fixed income securities, including government agency bonds and municipal and corporate bonds, which meet the credit rating and diversification requirements of our investment policy as approved by our audit committee and board of directors.

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	As of September 30,	As of March 31,
	2018	2018
Cash and cash equivalents	$176,981	$194,897
Short-term investments	54,108	45,900
Long-term investments	1,410	4,140
Total cash and cash equivalents, short-term and long-term investments	$232,499	$244,937

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

•                  We present the following consolidated statements of income (loss) measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and the impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among the periods:

•                  Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense, and acquisition-related charges and restructuring charges

•                  Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

•                  Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act.

•                  Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act. Non-GAAP diluted earnings per share is also subject to dilutive and anti-dilutive requirements of the if-converted method related to our Series A Convertible Preferred Stock that could result in a difference between GAAP to non-GAAP diluted weighted average shares outstanding.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended September 30:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
GAAP income from operation	$14,019	$10,279	$27,943	$16,349
Add: Stock-based compensation expense	9,124	6,142	17,062	10,930
Add: Acquisition-related charges and restructuring charges (1)	5,829	3,351	11,495	5,860
Non-GAAP income from operations	$28,972	$19,772	$56,500	$33,139
GAAP operating margin	4.6%	4.1%	4.6%	3.4%
Effect of above adjustments to income from operations	4.9%	3.9%	4.7%	3.6%
Non-GAAP operating margin	9.5%	8.0%	9.3%	7.0%
GAAP net income (loss) available to Virtusa common stockholders	$417	$3,681	$(6,966)	$6,638
Add: Stock-based compensation expense	9,124	6,142	17,062	10,930
Add: Acquisition-related charges and restructuring charges (1)	6,300	3,351	12,427	5,860
Add: Foreign currency transaction losses (2)	9,355	1,480	20,113	1,557
Tax adjustments (3)	(8,126)	(4,066)	(9,943)	(6,588)
Less: Noncontrolling interest, net of tax (4)	50	(313)	177	(679)
Non-GAAP net income available to Virtusa common stockholders	$17,120	$10,275	$32,870	$17,718
GAAP diluted earnings (loss) per share	$0.01	$0.12	$(0.23)	$0.22
Effect of stock-based compensation expense (7)	0.27	0.19	0.51	0.35
Effect of acquisition-related charges and restructuring charges (1) (7)	0.19	0.10	0.37	0.18
Effect of foreign currency transaction losses (2) (7)	0.28	0.05	0.60	0.05
Tax adjustments (3) (7)	(0.24)	(0.13)	(0.30)	(0.21)
Effect of noncontrolling interest (4) (7)	—	(0.01)	—	(0.02)
Effect of dividend on Series A Convertible Preferred Stock (6) (7)	0.03	0.03	0.06	0.03
Effect of change in dilutive shares for non-GAAP(6)	—		0.03
Non-GAAP diluted earnings per share (5) (7)	0.54	0.35	1.04	0.60

(1)                                 Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, transaction-related professional fees, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, accreted interest related to deferred acquisition payments, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges, when applicable, include termination benefits, as well as certain professional fees related to the restructuring. The following table provides the details of the acquisition-related charges and restructuring charges:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Amortization of intangibles	$2,994	$2,594	$5,770	$5,103
Acquisition & integration costs	2,835	—	5,725	—
Restructuring charges	—	757	—	757
Acquisition-related charges included in costs of revenue and operating expense	5,829	3,351	11,495	5,860
Accreted interest related to deferred acquisition payments	471	—	932	—
Total acquisition-related charges and restructuring charges	$6,300	$3,351	$12,427	$5,860

(2)                                 Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)                                 Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods, excluding the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes. Tax adjustments also assume application of foreign tax credit benefits in the United States.

(4)                                 Noncontrolling interest represents the minority shareholders interest of Polaris.

(5)                                 Non-GAAP diluted earnings per share is subject to rounding.

(6)                                 During the three and six months ended September 30, 2018, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method. During the three and six months ended September 30, 2017, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 and 2,456,044, respectively, were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method. The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using if-converted method to calculate the non-GAAP diluted earnings per share for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Non-GAAP net income available to Virtusa common stockholders	$17,120	$10,275	$32,870	$17,718
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,088	1,087	2,175	1,087
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$18,208	$11,362	$35,045	$18,805

GAAP dilutive weighted average shares outstanding	30,627,044	29,820,581	29,700,151	30,035,865
Add: Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	—	866,156	—
Add: Series A Convertible Preferred Stock as converted	3,000,000	3,000,000	3,000,000	1,500,000
Non-GAAP dilutive weighted average shares outstanding	33,627,044	32,820,581	33,566,307	31,535,865

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

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. (“eTouch US”) and each of the equity holders of eTouch US to acquire all of the outstanding shares of eTouch US, and certain of the Company’s Indian subsidiaries entered into an share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) and the equity holders of eTouch India to acquire all of the outstanding shares of eTouch India.

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

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018 when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the three months ended September 30, 2018 Virtusa India purchased 4,141,816 shares, or 4.0%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $28.4 million. At September 30, 2018, if all the remaining shares outstanding of Polaris (approximately 3.52%) were tendered at the Exit Price, we would pay additional consideration of approximately $24.0 million in the aggregate. In addition, we would pay approximately $1.6 million for Polaris stock options, net of exercise price, if these shares were tendered at the Exit Price.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. On August 14, 2018, we drew down $32 million from our credit facility to fund the Polaris delisting open offer. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information).

At September 30, 2018, the outstanding amount under the Credit Agreement was 330.8 million. At September 30, 2018, the interest rates on the term loan and line of credit were 4.75% and 4.65% respectively. For the description of the financial covenants of the Credit agreement and certain other the terms please See Note 13 to our consolidated financial statements.

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

At September 30, 2018, the Company was in compliance with its debt covenants and has provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at September 30, 2018 and through the date of this filing.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, we will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the six months ended September 30, 2018, the Company has paid $2.1 million as a cash dividend on its Series A Convertible Preferred Stock.

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

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the 2016 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2017, of not more than 3.50 to 1.00 for periods ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods ending prior to September 30, 2020, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of September 30, 2018, we were in compliance with these covenants. The unrealized gain associated with the 2016 Swap Agreement was $2.5 million as of September 30, 2018, which represents the estimated amount that we would receive from the counterparties in the event of an early termination.

At September 30, 2018, a significant portion of our cash, cash equivalents, short-term and long-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to these earnings is not practicably determinable. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2018, we sold $15.2 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and six months ended September 30, 2018. No amounts were due under the financing agreement at September 30, 2017, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$33,283	$29,832
Net cash used in investing activities	(26,690)	(8,608)
Net cash used in financing activities	(11,729)	(4,831)
Effect of exchange rate changes on cash	(11,694)	1,753
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,830)	18,146
Cash, cash equivalents and restricted cash beginning of period	195,236	145,086
Cash, cash equivalents and restricted cash, end of period	$178,406	$163,232

Operating activities

Net cash provided by operating activities increased in the six months ended September 30, 2018 compared to the six months ended September 30, 2017, primarily due to an increase in the non-cash expenses during six months ended September 30, 2018.

Investing activities

Net cash used in investing activities increased in the six months ended September 30, 2018 compared to six months ended September 30, 2017. The increase in net cash used in investing activities is primarily due to the increase in the purchase of property and equipment and a net increase in the purchase of investments during the six months ended September 30, 2018.

Financing activities

Net cash used in financing activities increased in the six months ended September 30, 2018 compared to six months ended
September 30, 2017. The increase in net cash used in financing activities during the six months ended September 30, 2018 is primarily due to the payment of redeemable noncontrolling interest, an increase in payment of withholding taxes related to net share settlements of restricted stock and an increase in payment of dividend on Series A Convertible Preferred Stock, partially offset by proceeds from the revolving credit facility

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee, the U.K. pound sterling, the euro, the Canadian dollar, the Australian dollar as described below and in “Quantitative and Qualitative Disclosures about Market Risk.”

We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Quantitative and Qualitative Disclosures about Market Risk.” From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, euro, Canadian dollar and Australian dollar against the U.S. dollar to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for additional information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of the Annual Report. There have been no material changes in the six months ended September 30, 2018 to such risks or to our management of such risks except for the additional factors noted below.

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

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling and the Indian rupee.

We have two 18 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at September 30, 2018 was $173.5 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses. In addition, to the extent that these hedges do not qualify for hedge accounting, we may have to recognize gains or losses on the aggregate amount of hedges placed earlier than expected.

The U.K. pound sterling, the euro, the Canadian dollar and the Australian dollar exchange fluctuations can have an unpredictable impact on our U.K. pound sterling and the euro revenues generated and costs incurred. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the U.K. pound sterling, the euro, the Canadian dollar and the Australian dollar. These derivative contracts have maximum duration of 92 days and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility. These hedges are designed to reduce the negative impact of a weaker U.K. pound sterling, euro, Canadian dollar and Australian dollar, however they also reduce the positive impact of a stronger U.K. pound sterling or the euro on the respective revenues.

Interest Rate Risk

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. Virtusa drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. On August 14, 2018, we drew down $32 million from our credit facility to fund the Polaris delisting open offer. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We intend to enter into an interest rate swap agreement to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At September 30, 2018, the interest rates on the term loan and line of credit were 4.75% and 4.65% respectively. At September 30, 2018, the outstanding amount under the Credit Agreement was $330.8 million.

At September 30, 2018 we had $232.5 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts, preference shares and municipal bonds. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds; Purchases of Equity Securities By the Issuer and Affiliated Purchasers

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended September 30, 2018, we withheld an aggregate of 88,738 shares of restricted stock at a price of $58.06 per share.

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, as filed with the SEC on November 8, 2018, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at September 30, 2018 (Unaudited) and March 31, 2018
	(ii)	Consolidated Statements of Income (Loss) for the Three and Six Months Ended September 30, 2018 and September 30, 2017 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended September 30, 2018 and September 30, 2017 (Unaudited)
	(iv)	Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2018 and September 30, 2017 (Unaudited)
	(v)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: November 8, 2018	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)