Form 10-Q
period 2018-12-31
VIRTUSA CORP
filed 2019-02-08
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 5, 2019:

Class	Number of Shares
Common Stock, par value $.01 per share	29,920,680

Virtusa Corporation and Subsidiaries

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$210,579	$194,897
Short-term investments	41,641	45,900
Accounts receivable, net of allowance of $2,627 and $3,328 at December 31, 2018 and March 31, 2018, respectively	153,467	151,455
Unbilled accounts receivable	94,111	103,829
Prepaid expenses	39,522	31,724
Restricted cash	413	301
Other current assets	26,978	21,229
Total current assets	566,711	549,335
Property and equipment, net	124,917	121,565
Investments accounted for using equity method	1,455	1,588
Long-term investments	862	4,140
Deferred income taxes	24,220	31,528
Goodwill	281,353	297,251
Intangible assets, net	92,326	96,001
Other long-term assets	22,201	11,772
Total assets	$1,114,045	$1,113,180
Liabilities, Series A Convertible Preferred Stock, Redeemable noncontrolling interest and Stockholders’ equity
Current liabilities:
Accounts payable	$40,195	$29,541
Accrued employee compensation and benefits	59,922	71,500
Deferred revenue	6,120	7,908
Accrued expenses and other	121,083	91,306
Current portion of long-term debt	11,407	11,407
Income taxes payable	2,109	5,038
Total current liabilities	240,836	216,700
Deferred income taxes	18,326	21,341
Long-term debt, less current portion	311,672	288,227
Long-term liabilities	30,353	43,833
Total liabilities	601,187	570,101
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at December 31, 2018 and March 31, 2018; redemption amount and liquidation preference of $108,000 at December 31, 2018 and March 31, 2018	107,120	106,996
Redeemable noncontrolling interest	24,924	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at December 31, 2018 and March 31, 2018; zero shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at December 31, 2018 and March 31, 2018; issued 32,781,374 and 32,469,092 shares at December 31, 2018 and March 31, 2018, respectively; outstanding 29,901,375 and 29,589,093 shares at December 31, 2018 and March 31, 2018, respectively	328	325
Treasury stock, 2,879,999 common shares, at cost, at December 31, 2018 and March 31, 2018	(39,652)	(39,652)
Additional paid-in capital	237,887	260,612
Retained earnings	243,006	238,019
Accumulated other comprehensive loss	(60,755)	(40,681)
Total Virtusa stockholders’ equity	380,814	418,623
Noncontrolling interest in subsidiaries	—	17,460
Total Stockholders' equity	380,814	436,083
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity	$1,114,045	$1,113,180

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Revenue	$314,681	$263,809	$920,232	$739,328
Costs of revenue	221,461	183,420	654,288	528,103
Gross profit	93,220	80,389	265,944	211,225
Operating expenses:
Selling, general and administrative expenses	73,935	66,726	218,716	181,213
Income from operations	19,285	13,663	47,228	30,012
Other income (expense):
Interest income	634	1,080	1,988	3,012
Interest expense	(4,597)	(1,305)	(13,365)	(4,376)
Foreign currency transaction gains (losses), net	8,319	2,576	(11,794)	1,019
Other, net	(444)	492	998	1,376
Total other income (expense)	3,912	2,843	(22,173)	1,031
Income before income tax expense	23,197	16,506	25,055	31,043
Income tax expense	10,400	24,427	15,863	26,725
Net income (loss)	12,797	(7,921)	9,192	4,318
Less: net income attributable to noncontrolling interests, net of tax	221	2,134	1,407	5,947
Net income (loss) available to Virtusa stockholders	12,576	(10,055)	7,785	(1,629)
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	3,262	2,875
Net income (loss) available to Virtusa common stockholders	$11,489	$(11,142)	$4,523	$(4,504)
Basic earnings (loss) per share available to Virtusa common stockholders	$0.38	$(0.38)	$0.15	$(0.15)
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.37	$(0.38)	$0.15	$(0.15)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months ended		Nine Months ended
	December 31,		December 31,
	2018	2017	2018	2017

Net income (loss)	$12,797	$(7,921)	$9,192	$4,318
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,477)	4,641	(20,201)	9,068
Pension plan adjustment	73	31	(23)	123
Unrealized gain (loss) on available-for-sale securities, net of tax	263	8	(51)	212
Unrealized gain (loss) on effective cash flow hedges, net of tax	6,067	(106)	(1,072)	(8,314)
Other comprehensive income (loss)	$3,926	$4,574	$(21,347)	$1,089
Comprehensive income (loss)	16,723	(3,347)	(12,155)	5,407
Less: comprehensive income attributable to noncontrolling interest, net of tax	669	3,930	134	7,238
Comprehensive income (loss) available to Virtusa stockholders	$16,054	$(7,277)	$(12,289)	$(1,831)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders Equity

For the Nine Months Ended December 31, 2018 and 2017

(Unaudited)

(In thousands, except share amounts)

(In thousands)
							Accumulated	Total
					Additional		Other	Virtusa	Non-	Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	controlling	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	interest	equity	Interest
Balance at March 31, 2018	32,469,092	$325	(2,879,999)	$(39,652)	$260,612	$238,019	$(40,681)	$418,623	$17,460	$436,083	$—
Proceeds from the exercise of stock options	33,173	—	—	—	294	—	—	294	—	294	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	196	—	—	196	—	196	—
Restricted stock awards vested	95,432	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,450)	—	—	(2,450)	—	(2,450)	—
Share-based compensation	—	—	—	—	7,908	—	—	7,908	—	7,908	—
Subsidiary share-based compensation	—	—	—	—	30	—	—	30	—	30	—
Cumulative effect of adopting ASC Topic 606, net of tax	—	—	—	—	—	464	—	464	—	464	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive loss	—	—	—	—	—	—	(13,060)	(13,060)	(1,466)	(14,526)	—
Net income (loss)	—	—	—	—	—	(6,296)	—	(6,296)	731	(5,565)	—
Balance at June 30, 2018	32,597,697	326	(2,879,999)	(39,652)	266,589	231,100	(53,741)	404,622	16,725	421,347	—
Proceeds from the exercise of stock options	9,918	—	—	—	134	—	—	134	—	134	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	64	—	—	64	—	64	3
Restricted stock awards vested	162,090	2	—	—	(2)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(5,152)	—	—	(5,152)	—	(5,152)	—
Share-based compensation	—	—	—	—	8,022	—	—	8,022	—	8,022	—
Reclassification of previously recognized stock compensation related to liabilities classified awards for Polaris to liabilities	—	—	—	—	(617)	—	—	(617)	—	(617)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	(37,842)	—	—	(37,842)	(16,450)	(54,292)	54,850
Payment of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(28,395)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2,045)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)	—
Other comprehensive loss	—	—	—	—	—	—	(10,492)	(10,492)	—	(10,492)	(255)
Net income	—	—	—	—	—	1,505	—	1,505	—	1,505	456
Balance at September 30, 2018	32,769,705	328	(2,879,999)	(39,652)	231,196	231,517	(64,233)	359,156	275	359,431	24,614
Proceeds from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	—	—	—	—	—	—	50
Restricted stock awards vested	11,669	—	—	—	—	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(226)	—	—	(226)	—	(226)	—
Share-based compensation	—	—	—	—	6,993	—	—	6,993	—	6,993	—
Subsidiary share-based compensation	—	—	—	—	6	—	—	6	—	6	—
Other	—	—	—	—	(115)	—	—	(115)	(290)	(405)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	33	—	—	33	—	33	603
Payment of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(1,992)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	995
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income	—	—	—	—	—	—	3,478	3,478	—	3,478	448
Net income	—	—	—	—	—	12,576	—	12,576	15	12,591	206
Balance at December 31, 2018	32,781,374	328	(2,879,999)	(39,652)	237,887	243,006	(60,755)	380,814	—	380,814	24,924

							Accumulated	Total
					Additional		Other	Virtusa	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	interest	equity
Balances at March 31, 2017	31,762,214	$318	(1,856,703)	$(9,652)	$305,387	$240,728	$(39,749)	$497,032	$87,984	$585,016
Proceeds from the exercise of stock options	117,094	1	—	—	1,628	—	—	1,629	—	1,629
Proceeds from the exercise of subsidiary stock options	—	—	—	—	142	—	—	142	—	142
Restricted stock awards vested	94,831	1	—	—	(1)	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,416)	—	—	(1,416)	—	(1,416)
Repurchase of common stock	—	—	(947,706)	(27,319)	—	—	—	(27,319)	—	(27,319)
Share-based compensation	—	—	—	—	4,731	—	—	4,731	—	4,731
Subsidiary share-based compensation	—	—	—	—	57	—	—	57	—	57
Other	—	—	—	—	—	—	—	—	—	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(701)	—	(701)	—	(701)
Other comprehensive income (loss)	—	—	—	—	—	—	(379)	(379)	273	(106)
Net income	—	—	—	—	—	3,658	—	3,658	989	4,647
Balance at June 30, 2017	31,974,139	320	(2,804,409)	(36,971)	310,528	243,685	(40,128)	477,434	89,246	566,680
Proceeds from the exercise of stock options	90,555	1	—	—	1,087	—	—	1,088	—	1,088
Proceeds from the exercise of subsidiary stock options	—	—	—	—	54	—	—	54	—	54
Restricted stock awards vested	86,399	1	—	—	(1)	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,015)	—	—	(1,015)	—	(1,015)
Repurchase of common stock	—	—	(75,590)	(2,681)	—	—	—	(2,681)	—	(2,681)
Share-based compensation	—	—	—	—	6,090	—	—	6,090	—	6,090
Subsidiary share-based compensation	—	—	—	—	52	—	—	52	—	52
Other	—	—	—	—	—	—	—	—	—	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)
Other comprehensive loss	—	—	—	—	—	—	(2,600)	(2,600)	(779)	(3,379)
Net income	—	—	—	—	—	4,768	—	4,768	2,824	7,592
Balance at September 30, 2017	32,151,093	322	(2,879,999)	(39,652)	316,795	247,366	(42,728)	482,103	91,291	573,394
Proceeds from the exercise of stock options	54,474	—	—	—	632	—	—	632	—	632
Proceeds from the exercise of subsidiary stock options	—	—	—	—	440	—	—	440	—	440
Restricted stock awards vested	17,819	—	—	—	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(322)	—	—	(322)	—	(322)
Share-based compensation	—	—	—	—	9,091	—	—	9,091	—	9,091
Subsidiary share-based compensation	—	—	—	—	27	—	—	27	—	27
Other	—	—	—	—	—	—	—	—	—	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)
Other comprehensive income	—	—	—	—	—	—	2,777	2,777	1,797	4,574
Net income (loss)	—	—	—	—	—	(10,055)	—	(10,055)	2,134	(7,921)
Balance at December 31, 2017	32,223,386	322	(2,879,999)	(39,652)	326,663	236,224	(39,951)	483,606	95,222	578,828

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,192	$4,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,696	20,711
Share-based compensation expense	24,104	20,048
Provision (recovery) for doubtful accounts	(549)	1,025
Gain on disposal of property and equipment	(115)	(40)
Impairment of investment	885	—
Foreign currency transaction losses (gains), net	11,794	(1,019)
Amortization of discounts and premiums on investments	84	258
Amortization of debt issuance cost	819	847
Deferred income taxes, net	(6,225)	5,219
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	4,780	(6,754)
Prepaid expenses and other current assets	(7,729)	(3,860)
Other long-term assets	(11,702)	(2,760)
Accounts payable	12,014	(352)
Accrued employee compensation and benefits	(9,041)	2,167
Accrued expenses and other current liabilities	13,135	6,855
Income taxes payable	2,975	(4,300)
Other long-term liabilities	3,705	11,818
Net cash provided by operating activities	69,822	54,181
Cash flows from investing activities:
Proceeds from sale of property and equipment	568	217
Purchase of short-term investments	(84,185)	(88,033)
Proceeds from sale or maturity of short-term investments	88,204	118,614
Purchase of long-term investments	—	(16,772)
Proceeds from sale or maturity of long-term investments	—	1,606
Business acquisitions, net of cash acquired	(1,919)	(600)
Purchase of property and equipment	(24,715)	(11,242)
Net cash (used in) provided by investing activities	(22,047)	3,790
Cash flows from financing activities:
Proceeds from exercise of common stock options	428	3,351
Proceeds from exercise of subsidiary stock options	531	636
Proceeds from revolving credit facility	32,000	25,000
Payment of debt	(9,375)	(81,000)
Payment of other noncontrolling interest	(373)	—
Payments of withholding taxes related to net share settlements of restricted stock	(7,828)	(2,753)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	—	106,846
Repurchase of common stock	—	(30,000)
Principal payments on capital lease obligation	(65)	(161)
Payment of contingent consideration related to acquisitions	(100)	—
Payment of redeemable noncontrolling interest related to Polaris	(30,387)	—
Payment of dividend on Series A Convertible Preferred Stock	(3,138)	(2,081)
Net cash (used in) provided by financing activities	(18,307)	19,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,530)	4,123
Net increase in cash and cash equivalents and restricted cash	15,938	81,932
Cash, cash equivalents and restricted cash, beginning of period	195,236	145,086
Cash, cash equivalents and restricted cash, end of period	$211,174	$227,018

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	December 31, 2018	March 31, 2018
Balance sheet classification
Cash and cash equivalents	$210,579	$194,897

Restricted cash in current assets	413	301
Restricted cash in other long-term assets	182	38
Total restricted cash	$595	$339
Total cash, cash equivalents and restricted cash	$211,174	$195,236

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

Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced delivery methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision-making and design process performed with the client to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business-imperative initiatives across business growth and IT operations.

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

Fair Value of Financial Instruments

At December 31, 2018 and March 31, 2018, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 of the notes to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments.

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

The following table summarizes the cumulative effect of adopting ASC Topic 606 using the modified retrospective method of adoption as of April 1, 2018:

	Balance as of	ASC Topic 606	Balance as of
	March 31, 2018	Adjustments	April 1, 2018
Balance Sheet :
Assets
Other current assets	$21,229	$(62)	$21,167
Deferred income taxes	31,528	(142)	31,386
Other long-term assets	11,772	668	12,440
Stockholders’ equity
Retained earnings	$238,019	$464	$238,483

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted the standard effective April 1, 2018 using the retrospective method. As a result of the adoption, the Company restated its consolidated statement of cash flows for all of the prior periods presented. The following table summarizes the impact of this standard on the Company’s consolidated cash flows for the nine months ended December 31, 2017:

	As Reported	Restated	Effect
Cash flows from investing activities:
Increase in restricted cash	$(119)	$—	$119
Net cash provided by investing activities	3,671	3,790	119
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,120	4,123	3
Net increase in cash, cash equivalents and restricted cash	81,810	81,932	122
Cash, cash equivalents and restricted cash, beginning of period	144,908	145,086	178
Cash, cash equivalents and restricted cash, end of period	$226,718	$227,018	$300

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

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The FASB subsequently issued ASU 2018-10,  ASU 2018-11 in July 2018 and ASU 2018-20 in December 2018, which provide clarifications and improvements to this new standard. ASU 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients. The Company has developed a transition plan, which includes evaluating its population of leased assets to assess the impact of the ASU on its lease portfolio, and designing and implementing new processes and controls. The Company is currently planning to elect the package of practical expedients which permits the Company to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. While the Company continues to assess the potential impact of this ASU, it does anticipate this ASU will have a material impact on its consolidated balance sheets primarily due to recognizing a right-to-use-asset and a lease liability for operating leases.

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

The components of basic earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerators:
Net income (loss) available to Virtusa stockholders	$12,576	$(10,055)	$7,785	$(1,629)
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	3,262	2,875
Net income (loss) available to Virtusa common stockholders	$11,489	$(11,142)	$4,523	$(4,504)
Denominators:
Basic weighted average common shares outstanding	29,893,220	29,295,730	29,764,507	29,387,977
Basic earnings (loss) per share available to Virtusa common stockholders	$0.38	$(0.38)	$0.15	$(0.15)

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Numerators:
Net income (loss) available to Virtusa common stockholders	$11,489	$(11,142)	$4,523	$(4,504)
Add : Series A Convertible Preferred Stock dividends and accretion	1,087	—	—	—
Net income (loss) available to Virtusa common stockholders and assumed conversion	$12,576	$(11,142)	$4,523	$(4,504)
Denominators:
Basic weighted average common shares outstanding	29,893,220	29,295,730	29,764,507	29,387,977
Dilutive effect of Series A Convertible Preferred Stock if converted	3,000,000	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	768,508	—	833,607	—
Weighted average shares—diluted	33,661,728	29,295,730	30,598,114	29,387,977
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.37	$(0.38)	$0.15	$(0.15)

During the three months ended December 31, 2018 and 2017, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase, 20,617 and 1,366,212 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive.  For the three months ended December 31, 2018 and 2017, the weighted average shares of Series A Convertible Preferred Stock of 0 and 3,000,000, respectively, were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

During the nine months ended December 31, 2018 and 2017, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase, 13,745 and 1,598,783 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive. For the nine months ended December 31, 2018 and 2017, the weighted average shares of Series A Convertible Preferred Stock of 3,000,000 and 2,637,363, respectively, were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At December 31, 2018 and March 31, 2018, all of the Company’s investment securities were classified as available-for-sale securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 of the notes to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at December 31, 2018:

		Gross	Gross	Other-than temporary
	Amortized	Unrealized	Unrealized	impairment
	Cost	Gains	Losses	recognized in earnings	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$8,800	$—	$(21)	$—	$8,779
Preference shares:	1,599	—	—	(885)	714
Time Deposits:
Current	18,109	—	—	—	18,109
Equity securities:
Mutual funds:
Current	14,564	189	—	—	14,753
Equity Shares/ Options:
Non-current	7	141	—	—	148
Total available-for-sale securities and equity securities	$43,079	$330	$(21)	$(885)	$42,503

The following is a summary of investment securities at March 31, 2018:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$25,397	$—	$(126)	$25,271
Non-current	2,293	—	(22)	2,271
Preference shares:
Non-current	1,726	—	(70)	1,656
Agency and short-term notes:
Current	800	—	(1)	799
Mutual funds:
Current	1,540	11	—	1,551
Equity Shares/ Options:
Non-current	15	198	—	213
Time deposits:
Current	18,279	—	—	18,279
Total available-for-sale securities	$50,050	$209	$(219)	$50,040

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

During the three months ending December 31, 2018, the issuer of the Company’s investment in preference shares began showing signs of financial distress. This included down-grades to its credit rating and a decrease in trading activity and market pricing for this security. Due to the uncertainty in recovering the amortized cost of this security, the Company has determined the unrealized losses are other-than-temporary and recorded the impairment in earnings. The Company has determined that other unrealized losses at December 31, 2018 and March 31, 2018 are temporary.

The following is a summary of other-than-temporary impairment unrealized losses recognized during the three months ended December 31, 2018:

Three Months Ended
December 31,
2018
Unrealized losses recognized in other comprehensive loss as of September 30, 2018	$242
Add: unrealized losses recognized	643
Less: Other-than-temporary impairment recognized in earnings	(885)
Unrealized losses in other comprehensive loss as of December 31, 2018	$—

Proceeds from sales of available-for-sale investment securities and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Proceeds from sales or maturities of available-for-sale investment securities and equity securities	$27,633	$57,391	$88,204	$120,220
Gross gains	$253	$241	$639	$916
Gross losses	—	(36)	(32)	(127)
Net realized gains on sales of available-for-sale investment securities and equity securities	$253	$205	$607	$789

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$26,888	—	$26,888
Equity securities—current	—	14,753	—	14,753
Available-for-sales securities—non-current	—	714	—	714
Equity securities—non-current	—	148	—	148
Derivative financial instruments:
Foreign currency derivative contracts	—	3,774	—	3,774
Interest Rate Swap Contracts	—	1,779	—	1,779
Total assets	$—	$48,056	$—	$48,056
Liabilities:
Foreign currency derivative contracts	—	1,439	$—	1,439
Interest Rate Swap Contracts	—	2,333	—	2,333
Total liabilities	$—	$3,772	$—	$3,772

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$45,900	—	$45,900
Available-for-sales securities—non-current	—	4,140	—	4,140
Foreign currency derivative contracts	—	2,122	—	2,122
Interest Rate Swap Contracts	—	2,486	—	2,486
Total assets	$—	$54,648	$—	$54,648
Liabilities:
Foreign currency derivative contracts	$—	1,023	$—	1,023
Interest Rate Swap Contracts	—	—	—	—
Contingent consideration	—	—	100	100
Total liabilities	$—	$1,023	$100	$1,123

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $158,881 and $140,347 at December 31, 2018 and March 31, 2018, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,548 at December 31, 2018. At December 31, 2018, the maximum outstanding term of any derivative instrument was 18 months.

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

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The July 2016 interest rate swaps are at a blended weighted average of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The November 2018 interest rate swaps were entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swaps are at a fixed rate of 2.85% and are designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the swap to retain the 50% coverage target. At December 31, 2018, the total notional amounts of the interest rate swaps were $163,812 with remaining maturity of approximately 4 years.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2018 and March 31, 2018:

Derivatives designated as hedging instruments

	December 31, 2018	March 31, 2018
Foreign currency exchange contracts:
Other current assets	$2,987	$2,109
Other long-term assets	$787	$13
Accrued expenses and other	$1,439	$1,023
Long-term liabilities	$—	$—

	December 31, 2018	March 31, 2018
Interest rate swap contracts:
Other long-term assets	$1,779	$2,486
Long-term liabilities	$2,333	$—

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2018 and 2017:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives
Derivatives Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Cash Flow Hedging Relationships	2018	2017	2018	2017
Foreign currency exchange contracts	$9,398	$4,211	$(2,203)	$4,811
Interest rate swaps	$(2,776)	$518	$(2,310)	$281

	Amount of Gain or (Loss) Reclassified from AOCI into Income
Location of Gain or (Loss) Reclassified	Three Months Ended December 31,		Nine Months Ended December 31,
from AOCI into Income	2018	2017	2018	2017
Revenue	$(510)	$2,334	$(1,673)	$7,846
Costs of revenue	$(846)	$1,432	$(1,187)	$5,484
Operating expenses	$(405)	$750	$(578)	$3,060
Interest Expenses	$288	59	$731	93

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not Designated	Location of Gain Or (Loss)	December 31,		December 31,
as Hedging Instruments	Recognized in Income on Derivatives	2018	2017	2018	2017
Foreign currency exchange contracts	Foreign currency transaction gains (losses)	$—	$—	$—	$—
	Revenue	$1,131	$216	$2,237	$(120)
	Costs of revenue	$(784)	$(177)	$(1,537)	$55
	Selling, general and administrative expenses	$(75)	$(94)	$(93)	$(41)

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

Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. During the nine months ended December 31, 2018, the Company recorded $7,100 as a reduction of goodwill related to updating the fair value assessment of customer relationships and trademark, $1,104 as an increase in goodwill related to a tax liability payable to the equity holders of eTouch US and $126 as an increase in goodwill related to other adjustments. The following are the preliminary fair values of assets and liabilities based on information available as of December 31, 2018 and may be subject to change during the measurement period.

A summary of the fair values for eTouch is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$80,000
Fair value of the future payments	57,858
Tax related liability	10,417
Fair value of consideration	148,275
Less: Cash acquired	2,241
Total purchase price, net of cash acquired	$146,034
Assets and Liabilities:
Cash and cash equivalents	2,241
Accounts receivable	15,522
Unbilled receivables	2,986
Prepaid expenses	815
Other current assets	375
Property and equipment	2,798
Other long-term assets	98
Goodwill	79,747
Trademark	900	2 years
Customer relationships	53,000	10 - 15 years
Accounts payable	(3,267)
Deferred revenue	(852)
Accrued expenses and other current liabilities	(721)
Accrued employee compensation and benefits	(4,197)
Income taxes payable	(250)
Deferred income taxes	(368)
Other long-term liabilities	(552)
Total purchase price	$148,275

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

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the nine months ended December 31, 2018:

Costs to Fulfill
Balance at April 1, 2018	$4,278
Costs capitalized	2,155
Amortization expense	(1,656)
Foreign currency translation adjustments	(174)
Balance at December 31, 2018	$4,603

Costs to fulfill are recorded in “Other current assets” and “Other long-term assets” in the consolidated balance sheets.

The following table summarizes the impacts of changes in accounting policies after adoption of ASC 606 on the Company’s consolidated financial statements as of and for the three and nine months ended December 31, 2018:

	As of December 31, 2018
			Impacts of the New
	As reported	Pro-forma Amounts	Revenue standard
Balance Sheet :
Assets
Other current assets (1)	$26,978	$26,447	$531
Total current assets			531
Deferred income taxes (3)	24,220	24,527	(307)
Other long-term assets (1)	22,201	22,244	(43)
Total Assets			$181
Liabilities, Series A Convertible Preferred Stock, Redeemable noncontrolling interest and Stockholders’ equity
Deferred revenue (2)	6,120	7,051	(931)
Total current liabilities			(931)
Stockholders’ equity:
Retained earnings	243,006	241,894	1,112
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity			$181

	Three Months ended			Nine Months ended
	December 31, 2018			December 31, 2018
			Impact from			Impact from
		Pro-forma	New Revenue		Pro-forma	New Revenue
	As reported	Amounts	Standard	As reported	Amounts	Standard
Revenue (2)	$314,681	$314,017	$664	$920,232	$919,301	$931
Costs of revenue (1)	221,461	221,560	(99)	654,288	654,776	(488)
Gross profit	93,220	92,457	763	265,944	264,525	1,419
Operating expenses:
Selling, general and administrative expenses	73,935	73,935	—	218,716	218,716	—
Income from operations	19,285	18,522	763	47,228	45,809	1,419
Other income (expense)	3,912	3,912	-	(22,173)	(22,173)	-
Income before income tax expense	23,197	22,434	763	25,055	23,636	1,419
Income tax expense (3)	10,400	10,264	136	15,863	15,556	307
Net income	$12,797	$12,170	$627	$9,192	8,080	$1,112
Less: net income attributable to noncontrolling interests, net of tax	221	221	—	1,407	1,407	—
Net income available to Virtusa stockholders	$12,576	$11,949	$627	$7,785	6,673	$1,112
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	3,262	3,262	—
Net income available to Virtusa common stockholders	11,489	10,862	627	4,523	3,411	1,112

Basic earnings per share available to Virtusa common stockholders	$0.38	$0.36	$0.02	$0.15	0.11	$0.04
Diluted earnings per share available to Virtusa common stockholders	$0.37	$0.35	$0.02	$0.15	0.11	$0.04

Notes

(1)	Reflects the impact of a longer period of amortization for costs to fulfill a contract.
(2)	Reflects the impact of changes in timing of revenue recognition on our software licenses and certain fixed-price application maintenance contracts.
(3)	Reflects the income tax impact of the above items.

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

The table below shows significant movements during the nine months ended December 31, 2018 in contract assets:

Contract Assets
Balance at April 1, 2018	$15,998
Revenues recognized during the period but not yet billed	92,564
Amounts billed	(95,457)
Other	(507)
Balance at December 31, 2018	$12,598

Contract liabilities comprise amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows significant movements in the deferred revenue balances during the nine months ended December 31, 2018:

Contract
Liabilities
Balance at April 1, 2018	$7,908
Amounts billed but not yet recognized as revenues	5,310
Revenues recognized related to the opening balance of deferred revenue	(6,761)
Other	(337)
Balance at December 31, 2018	$6,120

Remaining performance obligation

ASC 606 requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. This disclosure is not required for:

(1)contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty,

(2)contracts for which the Company recognizes revenues based on the right to invoice for services performed,

(3)variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606- 10-32-40 have been met, or

(4)variable consideration in the form of a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

Many of the Company’s performance obligations meet one or more of these exemptions. As of December 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $50,363 and will be recognized as revenue within 4 years.

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended	Nine Months Ended
Revenue by geography:	December 31, 2018	December 31, 2018
North America	$224,143	$652,076
Europe	65,046	192,175
Rest of World	25,492	75,981
Consolidated revenue	$314,681	$920,232

	Three Months Ended	Nine Months Ended
Revenue by Customer’s Industry Groups	December 31, 2018	December 31, 2018
Banking financial services insurance	$197,329	$578,138
Communications and Technology	89,159	257,527
Media & Information and Other	28,193	84,567
Consolidated revenue	$314,681	$920,232

	Three Months Ended	Nine Months Ended
Revenue by service offerings	December 31, 2018	December 31, 2018
Application outsourcing	$165,986	$488,584
Consulting	148,695	431,648
Consolidated revenue	$314,681	$920,232

	Three Months Ended	Nine Months Ended
Revenue by contract type	December 31, 2018	December 31, 2018
Time-and-materials	$189,134	$552,530
Fixed-price*	125,547	367,702
Consolidated revenue	$314,681	$920,232

*	Fixed-price includes both retainer-billing basis and fixed-price progress towards completion

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and nine months ended December 31, 2018 and 2017, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the nine months ended December 31, 2018 and 2017, the Company has paid $3,138 and $2,081, respectively, as cash dividend on Series A Convertible Preferred Stock. As of December 31, 2018, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(10) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at December 31, 2018:

Amount
Balance at April 1, 2018	$297,251
Preliminary fair value adjustment	(5,870)
Foreign currency translation adjustments	(10,028)
Balance at December 31, 2018	$281,353

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $147,216 The acquisition costs and goodwill balance not deductible for tax purposes are $147,041 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014), the Polaris acquisition and the eTouch India acquisition.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at December 31, 2018.

	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	12.2	$133,484	$41,899	$91,585
Trademark	2.1	3,693	3,111	582
Technology	5.0	500	341	159
	12.0	$137,677	$45,351	$92,326

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

(11) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 44.8% and 63.3% for the three and nine months ended December 31, 2018, as compared to an effective tax rate of 148.0% and 86.1% for the three and nine months ended December 31, 2017. The Company’s effective tax rate for the three and nine months ended December 31, 2018 was significantly impacted by electing disregarded entity treatment for certain foreign subsidiaries, Global Intangible Low—taxed Income (“GILTI”) provisions and executive compensation limitations enacted in the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

During the three and nine months ended December 31, 2018, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit, at the election of the Company. The election resulted in a deferred tax charge of $6,288 during the nine months ended December 31, 2018. The election also makes available to the Company benefits of foreign tax credits. The Company’s income tax provision for the three and nine months ended December 31, 2018 includes the expected impact of GILTI and executive compensation limitations of the Tax Act impacting our operating results for the Company’s 2019 fiscal year ended March 31, 2019. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in jurisdictions in which the Company has tax holiday benefits.

The Tax Act contains several key tax provisions that have impacted the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a deemed repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The lower corporate income tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC Topic 740, Income Taxes, requires the Company to recognize the effect of the tax law changes in the period of enactment. The Securities and Exchange Commission has issued Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Job Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period of up to one year after the enactment of the Tax Act to finalize the recording of the related tax impacts. During the fiscal year ended March 31, 2018, the Company recorded a provisional charge of $17,834 for deemed repatriation of unremitted earnings and a provisional charge of $4,890 primarily to remeasure the Company’s opening U.S. deferred tax assets to reflect the lower statutory rate at which they will be realized. The Company has elected to pay the deemed repatriation tax on unremitted earnings in eight installments through the fiscal year 2025. In July 2018, the Company paid approximately $1,427 representing the first year installment out of the eight yearly installments.

During the three months ended December 31, 2018, the Company made a final assessment of the deemed repatriation tax on unremitted earnings and the remeasurement of the Company’s opening U.S. deferred tax assets to reflect the lower statutory rate by the Tax Act as required by SAB 118. During the three months ended December 31, 2018, the Company recognized a $1,628 reduction to income tax expense related to the deemed repatriation of unremitted earnings as the Company finalized its provisional calculation related to the enactment of the Tax Act. The total impact from the Tax Act was $21,096. At December 31, 2018, the remaining deemed repatriation balance is $14,779, of which $1,139 is included in income tax payable and $13,640 is included in long-term liabilities in the consolidated balance sheet.

The U.S. Tax Act subjects a U.S. shareholder to GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to provide for GILTI in the year incurred. The Company’s results for the nine months ended December 31, 2018 include the expected impact of GILTI. Given the complexity of the GILTI provisions, and foreign tax credit provisions, the Company continues to evaluate the effects of the GILTI provisions on its results. The Company continues to review the anticipated impacts of the base erosion anti-abuse tax (“BEAT”), and the associated safe harbor on inter-company payments, which is effective for our fiscal year ended March 31, 2019. The Company has not recorded any impact associated with BEAT in the tax rate for the nine months ended December 31, 2018 given the Company’s understanding of current guidance.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $19,573 and $1,726 of net deferred tax assets in the United States and the United Kingdom, respectively, at December 31, 2018. The Company has not recorded valuation allowance as management has concluded it is more likely than not to be utilized before expiration. The Company expects sufficient taxable income in future periods related to the impact of the GILTI and the election to treat several foreign entities as disregarded entities.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that is set to expire on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2018, the Company believes it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. At December 31, 2018, the Company believes it is eligible for continued benefits for the entire 12-year tax holiday.

Due to the geographical scope of the Company’s operations, the Company is subject to tax examinations in various jurisdictions. The Company’s ongoing assessments of the more-likely-than-not outcomes of these examinations and related tax positions require judgment and can increase or decrease the Company’s effective tax rate, as well as impact the Company’s operating results. The specific timing of when the resolution of each tax position will be reached is uncertain. The Company does not believe that the outcome of any ongoing examination will have a material effect on its consolidated financial statements within the next twelve months. The Company’s major taxing jurisdictions include the United States, the United Kingdom, India and Sri Lanka. In the United States, the Company remains subject to examination for all tax years ended after March 31, 2014. In the foreign jurisdictions, the Company generally remains subject to examination for tax years ended after March 31, 2005. The Company has been under income tax examination in India, the U.K. and the United States. The Company is currently appealing assessments in India for fiscal years ended March 31, 2005 through 2014. In the United Kingdom, the Company is currently under examination for transfer pricing matters for the years ended March 2014 to March 2017. In the United States, the IRS has initiated an examination of fiscal years ended March 31, 2015 to March 31, 2017.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2018 and March 31, 2018, the total liability for unrecognized tax benefits was $7,013 and $7,544, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the nine months ended December 31, 2018 and 2017, the unrecognized tax benefits decreased by $531 and $107, respectively. The decrease in unrecognized tax benefits in the nine months period ending December 31, 2018 was predominantly due to foreign currency movements and the settlement of a prior period position offset by increases for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At December 31, 2018, the Company had approximately $188,183 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(12) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Customer revenue:
United States of America	$213,542	$162,549	$623,224	$453,013
United Kingdom	52,248	49,598	154,813	139,612
Rest of World	48,891	51,662	142,195	146,703
Consolidated revenue	$314,681	$263,809	$920,232	$739,328

	December 31,	March 31,
	2018	2018
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$211,828	$213,024
India	262,320	276,512
Rest of World	24,448	25,281
Consolidated long-lived assets, net	$498,596	$514,817

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Customer 1	18.0%	20.0%	17.7%	19.2%

(13) Debt

On February 6, 2018, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the prior $300,000 credit agreement with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated and provides for a $200,000 revolving credit facility and a $250,000 term loan and delayed-draw term loan. On August 14, 2018, the Company drew down $32,000 from the credit facility to finance the Polaris Consulting & Services Limited (“Polaris”) delisting open offer. The Company is required under the terms of the Credit Agreement to make quarterly principal payments on the term loan. For the fiscal year ending March 31, 2019, the Company is required to make principal payments of $3,125 per quarter. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 6, 2023. At December 31, 2018, the interest rates on the term loan and line of credit were 5.03% and 4.95%, respectively.

At December 31, 2018, the Company was in compliance with its debt covenants and has provided a quarterly certification to its lenders to that effect. The Company believes that it currently meets all conditions set forth in the Credit Agreement to borrow thereunder and it is not aware of any conditions that would prevent it from borrowing part or all of the remaining available capacity under the existing revolving credit facility at December 31, 2018 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	December 31, 2018	March 31, 2018
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	12,500	12,500
Less: deferred financing costs, current	(1,093)	(1,093)
Total	$11,407	$11,407

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	December 31, 2018	March 31, 2018
Term loan	$240,625	$250,000
Borrowings under revolving credit facility	87,000	55,000
Less:
Current maturities	(12,500)	(12,500)
Deferred financing costs, long-term	(3,453)	(4,273)
Total	$311,672	$288,227

In July 2016 and November 2018, the Company entered into interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (See Note 6 to the consolidated financial statements).

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the nine months ended December 31, 2018, $18,453 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three and nine months ended December 31, 2018. No amounts were due as of December 31, 2018, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

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

In connection with the Polaris delisting offer, during the nine months ended December 31, 2018, Virtusa India purchased 4,436,342 shares, or approximately 4.3% of Polaris common stock from shareholders for an aggregate purchase price of approximately $30,387.

As of December 31, 2018, the Polaris common stock held by noncontrolling interest shareholders was 3,450,896 or approximately 3.34% of Polaris’ basic shares of common stock outstanding. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the fair value of these shares as well as comprehensive income attributable to noncontrolling interest totaling $24,924  and presented this in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interest.

As of December 31, 2018, the Company had approximately $857 of Polaris stock options at fair value that were reclassified to current liabilities related to a deemed cash settlement modification resulting from the delisting offer.

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Investment securities
Beginning balance	$(225)	$220	$69	$57
Other comprehensive income (loss) (OCI) before reclassifications net of tax of $0, $38, $(52) and $138	(8)	29	(176)	229
Reclassifications from OCI to other income, net of tax of $0, $(18), $12 and $(33)	271	(21)	125	(17)
Less : Noncontrolling interests, net of tax $(5), $(5), $7 and $(27)	(8)	(10)	12	(51)
Comprehensive income (loss) on investment securities, net of tax of $(5), $15, $(33) and $78	255	(2)	(39)	161
Closing balance	$30	$218	$30	$218
Currency translation adjustments
Beginning balance	$(57,318)	$(46,135)	$(41,207)	$(50,415)
OCI before reclassifications	(2,477)	4,641	(20,201)	9,068
Less: Noncontrolling interests	(396)	(1,943)	1,217	(2,090)
Comprehensive income (loss) on currency translation adjustments	(2,873)	2,698	(18,984)	6,978
Closing balance	$(60,191)	$(43,437)	$(60,191)	$(43,437)
Cash flow hedges
Beginning balance	$(5,179)	$4,274	$1,881	$11,789
OCI before reclassifications net of tax of $1,608, $1,263, $(1,582), and $1,671	5,014	3,467	(2,931)	3,421
Reclassifications from OCI to
—Revenue, net of tax of $178, $(808), $586 and $(2,714)	332	(1,526)	1,087	(5,132)
—Costs of revenue, net of tax of $214, $(129), $303 and $(1,289)	632	(1,303)	884	(4,195)
—Selling, general and administrative expenses, net of tax of $102, $(53), $147 and $(719)	303	(697)	431	(2,341)
— Interest expenses, net of tax of $(74), $(12), $(188) and $(26)	(214)	(47)	(543)	(67)
Less: Noncontrolling interests, net of tax $(23), $83, $17 and $450	(44)	157	35	850
Comprehensive loss on cash flow hedges, net of tax of $2,005, $344, $(717) and $(2,627)	6,023	51	(1,037)	(7,464)
Closing balance	$844	$4,325	$844	$4,325
Benefit plans
Beginning balance	$(1,511)	$(1,088)	$(1,424)	$(1,180)
OCI before reclassifications net of tax of $0, $0, $348 and $0	3	—	(349)	—
Reclassifications from OCI for prior service credit (cost) to:
—Costs of revenue, net of tax of $0 for all periods	—	2	—	6
—Selling, general and administrative expenses, net of tax of $0 for all periods	—	—	—	1
Other income (expense), net of tax of $0 for all periods	14		42
Reclassifications from net actuarial gain (loss) amortization to:
—Costs of revenue, net of tax of $0 for all periods	—	26	—	82
—Selling, general and administrative expenses, net of tax of $0 for all periods	—	12	—	36
Other income (expense), net of tax of $0 for all periods	36	(9)	113	(2)
Other adjustments	20	—	171	—
Less: Noncontrolling interests, net of tax $0 for all periods	—	—	9	—
Comprehensive income (loss) on benefit plans, net of tax of $0, $0, $348 and $0	73	31	(14)	123
Closing balance	(1,438)	$(1,057)	(1,438)	$(1,057)
Accumulated other comprehensive loss	$(60,755)	$(39,951)	$(60,755)	$(39,951)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10‑K for the fiscal year ended March 31, 2018 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward-looking statements

The statements contained in this Quarterly Report on Form 10‑Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, contract percentage completions, capital expenditures, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10‑K for the fiscal year ended March 31, 2018 and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10‑Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of information technology (“IT”) consulting and outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer-facing industries like banking and financial services, insurance, healthcare, communications, and media and entertainment, as they look to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from strategy and consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. Our services leverage our distinctive consulting approach and unique platforming methodology to transform our clients’ businesses through the innovative use of technology and domain knowledge to solve critical business problems. Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer-facing processes into one or more core systems. We deliver cost-effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as accelerated solution design (“ASD”), which is a collaborative decision-making and design process performed with the client, to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations. Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States. At December 31, 2018, we had 21,476 employees, or team members, inclusive of our eTouch team members.

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

Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, we acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140.0 million in cash, subject to certain adjustments, with up to an additional $15.0 million set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price is being paid in three tranches, with $80.0 million paid at closing, $42.5 million on the 12‑month anniversary of the close of the transaction, and $17.5 million on the 18‑month anniversary of the close of the transaction, subject in each case to certain adjustments.

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

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”), acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018, when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the nine months ended December 31, 2018, Virtusa India purchased 4,436,342 shares, or 4.3%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $30.4 million. At December 31, 2018, if all the remaining shares (approximately 3.34%) of Polaris were tendered at the Exit Price, we would pay additional consideration of approximately $23.8 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70.0 million delayed draw to fund the eTouch acquisition. On August 14, 2018, we drew down $32.0 million from our credit facility to fund the Polaris delisting open offer. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). As of December 31, 2018, the outstanding amount under the Credit Agreement was $327.6 million.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the “Tax Act”). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. During the nine months ended December 31, 2018, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit. (See Note 11 to the consolidated financial statements for further information).

Financial overview

In the three months ended December 31, 2018, our revenue increased by 19.3% to $314.7 million, compared to $263.8 million in the three months ended December 31, 2017. In the nine months ended December 31, 2018, our revenue increased by 24.5% to $920.2 million, compared to $739.3 million in the nine months ended December 31, 2017.

In the three months ended December 31, 2018, net income available to Virtusa common stockholders increased by 203.1% to a net income of $11.5 million, as compared to a net loss of $(11.1) million in the three months ended December 31, 2017. Net income increased by 200.4% to a net income of $4.5 million in the nine months ended December 31, 2018, compared to a net loss of $(4.5) million in the nine months ended December 31, 2017.

The increase in revenue for the three and nine months ended December 31, 2018, as compared to the three and nine months ended December 31, 2017, primarily resulted from:

•	Revenue from the eTouch acquisition

•	Broad based growth, particularly in our top ten clients

•	Revenue growth in our industry groups, led by banking, insurance, telecommunications and healthcare industry groups

•	Revenue growth led by North America and Europe

The key drivers of the increase in our net income for the three and nine months ended December 31, 2018, as compared to the three and nine months ended December 31, 2017, were as follows:

•	Higher revenue growth, particularly from the eTouch acquisition, including growth in banking, insurance, telecommunications and healthcare industry groups

•	Substantial depreciation of the Indian rupee, which resulted in higher gross profit and operating income

•	Substantial decrease in noncontrolling interest expense related to Polaris acquisition

•	Substantial decrease in tax expense reflective of impact of the Tax Act

•

For the three months ended December 31, 2018 only, an increase in the foreign currency transaction gains, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar partially offset by:

•

For the nine months ended December 31, 2018 only, an increase in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar

•	Increased cost of revenue due to higher onsite effort and subcontractor costs

•	Increase in interest expense related to our term loan

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2018 and 2017, 88% (reflecting new clients from the recent eTouch acquisition) and 96%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the nine months ended December 31, 2018 and 2017, 89% (reflecting new clients from the recent eTouch acquisition) and 97%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended December 31, 2018, our application outsourcing and consulting revenue represented 53% and 47%, respectively of our total revenue as compared to 56% and 44%, respectively, for the three months ended December 31, 2017. For the nine months ended December 31, 2018, our application outsourcing and consulting revenue represented 53% and 47%, respectively, of our total revenue as compared to 57% and 43%, respectively, for the nine months ended December 31, 2017.

In the three months ended December 31, 2018, our North America revenue increased by 30.2%, or $52.0 million, to $224.1 million, or 71% of total revenue, from $172.1 million, or 65.2% of total revenue in the three months ended December 31, 2017. In the nine months ended December 31, 2018, our North America revenue increased by 35.6%, or $171.3 million, to $652.1 million, or 71% of total revenue, from $480.8 million, or 65.0% of total revenue in the nine months ended December 31, 2017. The increase in revenue for the three and nine months ended December 31, 2018 is primarily due to revenue from the eTouch acquisition and revenue growth in our banking, insurance and healthcare clients.

In the three months ended December 31, 2018, our European revenue increased by 2.8%, or $1.8 million, to $65.0 million, or 21% of total revenue, from $63.3 million, or 24.0% of total revenue in the three months ended December 31, 2017. In the nine months ended December 31, 2018, our European revenue increased by 10.5%, or $18.3 million, to $192.2 million, or 21% of total revenue, from $173.9 million, or 23.5% of total revenue in the nine months ended December 31, 2017. The increase in revenue for the three and nine months ended December 31, 2018 is primarily due to an increase in revenue from European banking and telecommunication clients.

Our gross profit increased by $12.8 million to $93.2 million for the three months ended December 31, 2018, as compared to $80.4 million in the three months ended December 31, 2017. Our gross profit increased by $54.7 million to $265.9 million for the nine months ended December 31, 2018 as compared to $211.2 million in the nine months ended December 31, 2017. The increase in gross profit during the three and nine months ended December 31, 2018, as compared to the three and nine months ended December 31, 2017, was primarily due to higher revenue and substantial depreciation of the Indian rupee, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, gross margin decreased from 30.5% to 29.6% primarily due to higher onsite effort and subcontractor costs. During the nine months ended December 31, 2018 and 2017, gross margin, as a percentage of revenue, was 28.9% and 28.6%, respectively.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 40% and 42% of total revenue, and revenue from time-and-materials contracts represented 60% and 58% of total revenue for the three months ended December 31, 2018 and 2017, respectively. Revenue from fixed-price contracts represented 40% and 39% of total revenue and revenue from time-and-materials contracts represented 60% and 61% for the nine months ended December 31, 2018 and 2017, respectively. The revenue earned from fixed-price contracts in the three and nine months ended December 31, 2018 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2018, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 25.6%. Our attrition rate at December 31, 2018 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and U.K. pound sterling, as well as the euro, the Canadian dollar, the Australian dollar and the U.K. pound sterling against the U.S. dollar, when consolidated into U.S. dollars. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees to reduce the effect of change in these foreign currency exchange rates on our foreign operations. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee, U.K. pound sterling and euro exchange rates, they not only reduce the negative impact of a stronger Indian rupee, weaker U.K. pound sterling, euro, Canadian dollar and Australian dollar but also could reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses or reduce the impact of a stronger U.K. pound sterling, euro, Canadian dollar and Australian dollar on our U.K. pound sterling, euro, Canadian dollar and Australian dollar denominated revenues.

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

Results of operations

Three months ended December 31, 2018 compared to the three months ended December 31, 2017

The following table presents an overview of our results of operations for the three months ended December 31, 2018 and 2017:

	Three Months Ended
	December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue	$314,681	$263,809	$50,872	19.3%
Costs of revenue	221,461	183,420	38,041	20.7%
Gross profit	93,220	80,389	12,831	16.0%
Operating expenses	73,935	66,726	7,209	10.8%
Income from operations	19,285	13,663	5,622	41.1%
Other income	3,912	2,843	1,069	37.6%
Income before income tax expense	23,197	16,506	6,691	40.5%
Income tax expense	10,400	24,427	(14,027)	(57.4)%
Net income (loss)	12,797	(7,921)	20,718	261.6%
Less: net income attributable to noncontrolling interests, net of tax	221	2,134	(1,913)	(89.6)%
Net income (loss) available to Virtusa stockholders	12,576	(10,055)	22,631	225.1%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	—
Net income (loss) attributable to Virtusa common stockholders	$11,489	$(11,142)	$22,631	203.1%

Revenue

Revenue increased by 19.3%, or $50.9 million, from $263.8 million during the three months ended December 31, 2017 to $314.7 million in the three months ended December 31, 2018. The increase in revenue was primarily driven by revenue from the eTouch acquisition and growth in our banking, insurance, telecommunications and healthcare industry groups. Revenue from North American clients in the three months ended December 31, 2018 increased by $52.0 million, or 30.2%, as compared to the three months ended December 31, 2017, particularly due to revenue growth from the eTouch acquisition and growth in our banking, insurance and healthcare clients. Revenue from European clients increased by $1.8 million, or 2.8%, as compared to the three months ended December 31, 2017, primarily due to an increase in revenue from European banking and telecommunications clients. We had 216 active clients at December 31, 2018, as compared to 200 active clients at December 31, 2017.

Cost of revenue

Costs of revenue increased from $183.4 million in the three months ended December 31, 2017 to $221.5 million in the three months ended December 31, 2018, an increase of $38.0 million, or 20.7%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals (inclusive of eTouch) and related compensation and benefit costs of $27.8 million. The increased costs of revenue were also due to an increase in subcontractor costs of $10.9 million.

At December 31, 2018, we had 19,266 IT professionals as compared to 17,355 at December 31, 2017. As a percentage of revenue, cost of revenue increased from 69.5% for the three months ended December 31, 2017 to 70.4% for three months ended December 31, 2018.

Gross profit

Our gross profit increased by $12.8 million, or 16.0%, to $93.2 million for the three months ended December 31, 2018, as compared to $80.4 million for the three months ended December 31, 2017, primarily due to higher revenue and substantial depreciation of the Indian rupee, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, gross margin decreased from 30.5% to 29.6% primarily due to higher onsite effort and subcontractor costs.

Operating expenses

Operating expenses increased from $66.7 million in the three months ended December 31, 2017 to $73.9 million in the three months ended December 31, 2018, an increase of $7.2 million, or 10.8%. The increase in operating expenses was primarily due to an increase of $3.0 million in compensation related to an increase in the number of non-IT professionals (inclusive of eTouch retention bonuses) and stock compensation. The increase in operating costs were also due to an increase in subcontractor costs of $1.3 million,  an increase in facilities costs of $1.7 million and travel costs of $0.6 million. As a percentage of revenue, our operating expenses decreased from 25.3% in the three months ended December 31, 2017 to 23.5% in the three months ended December 31, 2018.

Income from operations

Income from operations increased by 41.1%, from $13.7 million in the three months ended December 31, 2017 to $19.3 million in the three months ended December 31, 2018. As a percentage of revenue, income from operations increased from 5.2% in the three months ended December 31, 2017 to 6.1% in the three months ended December 31, 2018, primarily due to substantial depreciation of the Indian rupee.

Other income

Other income increased by $1.1 million, from $2.8 million in the three months ended December 31, 2017 to $3.9 million in the three months ended December 31, 2018, primarily due to net foreign currency transaction gains related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Income tax expense

Income tax expense decreased by $14.0 million, from $24.4 million in the three months ended December 31, 2017 to $10.4 million in the three months ended December 31, 2018. Our effective tax rate decreased from 148.0% for the three months ended December 31, 2017 to 44.8% for the three months ended December 31, 2018. The decrease in the tax expense and effective tax rate for the three months ended December 31, 2018, was primarily due to provisional amounts related to the Tax Act recorded during the three months ended December 31, 2017, offset by an increase in tax expense as a result of the election to treat certain subsidiaries as disregarded entities for US tax purposes and the impact from the Global Intangible Low—taxed Income (“GILTI”) tax during the three months ended December 31, 2018.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended December 31, 2018, we recorded a noncontrolling interest of $0.2 million, representing a 3.46% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income (loss) available to Virtusa stockholders increased by 225.1%, from a net loss of $(10.1) million in the three months ended December 31, 2017 to net income of $12.6 million in the three months ended December 31, 2018. The increase in net income in the three months ended December 31, 2018 was primarily due to an increase in income from operations, a decrease in tax expense and net foreign currency transaction gains related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended December 31, 2018.

Net income (loss) available to Virtusa common stockholders

Net income (loss) available to Virtusa common stockholders increased by 203.1%, from a net loss of $(11.1) million in the three months ended December 31, 2017 to a net income of $11.5 million in the three months ended December 31, 2018. The increase in net income in the three months ended December 31, 2018 was primarily due to an increase in income from operations, a decrease in tax expense and net foreign currency transaction gains related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Nine months ended December 31, 2018 compared to the nine months ended December 31, 2017

The following table presents an overview of our results of operations for the nine months ended December 31, 2018 and 2017:

	Nine Months Ended
	December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue	$920,232	$739,328	$180,904	24.5%
Costs of revenue	654,288	528,103	126,185	23.9%
Gross profit	265,944	211,225	54,719	25.9%
Operating expenses	218,716	181,213	37,503	20.7%
Income from operations	47,228	30,012	17,216	57.4%
Other income (expense)	(22,173)	1,031	(23,204)	(2,250.6)%
Income before income tax expense	25,055	31,043	(5,988)	(19.3)%
Income tax expense	15,863	26,725	(10,862)	(40.6)%
Net income	9,192	4,318	4,874	112.9%
Less: net income attributable to noncontrolling interests	1,407	5,947	(4,540)	(76.3)%
Net income (loss) attributable to Virtusa stockholders	$7,785	$(1,629)	$9,414	577.9%
Less: Series A Convertible Preferred Stock dividends and accretion	3,262	2,875	387	13.5%
Net income (loss) available to Virtusa common stockholders	$4,523	$(4,504)	$9,027	200.4%

Revenue

Revenue increased by 24.5%, or $180.9 million, from $739.3 million during the nine months ended December 31, 2017 to $920.2 million in the nine months ended December 31, 2018. The increase in revenue was primarily driven by revenue from the eTouch acquisition and growth in our banking, insurance, telecommunications and healthcare industry groups. Revenue from North American clients in the nine months ended December 31, 2018 increased by $171.3 million, or 35.6%, as compared to the nine months ended December 31, 2017, particularly due to revenue growth from the eTouch acquisition and growth in our banking, insurance and healthcare clients. Revenue from European clients increased by $18.3 million, or 10.5%, as compared to the nine months ended December 31, 2017, primarily due to an increase in revenue from European telecommunications and banking clients. We had 216 active clients at December 31, 2018, as compared to 200 active clients at December 31, 2017.

Cost of revenue

Costs of revenue increased from $528.1 million in the nine months ended December 31, 2017 to $654.3 million in the nine months ended December 31, 2018, an increase of $126.2 million, or 23.9%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals (inclusive of eTouch) and related compensation and benefit costs of $96.5 million. The increased costs of revenue are also due to an increase in subcontractor costs of $28.7 million and an increase in travel expenses of $2.2 million. At December 31, 2018, we had 19,266 IT professionals as compared to 17,355 at December 31, 2017. As a percentage of revenue, cost of revenue decreased from 71.4% for the nine months ended December 31, 2017 to 71.1% for the nine months ended December 31, 2018.

Gross profit

Our gross profit increased by $54.7 million, or 25.9%, to $265.9 million for the nine months ended December 31, 2018, as compared to $211.2 million for the nine months ended December 31, 2017, primarily due to higher revenue and substantial depreciation of the Indian rupee, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, our gross profit was 28.9% and 28.6% in the nine months ended December 31, 2018 and 2017, respectively.

Operating expenses

Operating expenses increased from $181.2 million in the nine months ended December 31, 2017 to $218.7 million in the nine months ended December 31, 2018, an increase of $37.5 million, or 20.7%. The increase in operating expenses was primarily due to an increase of $26.1 million in compensation related to an increase in the number of non-IT professionals (inclusive of eTouch retention bonuses) and stock compensation, an increase in facilities costs of $5.7 million, subcontractors costs of $1.8 million and travel costs of $2.2 million. As a percentage of revenue, our operating expenses decreased from 24.5% in the nine months ended December 31, 2017 to 23.8% in the nine months ended December 31, 2018.

Income from operations

Income from operations increased by 57.4%, from $30.0 million in the nine months ended December 31, 2017 to $47.2 million income in the nine months ended December 31, 2018. As a percentage of revenue, income from operations increased from 4.1% in the nine months ended December 31, 2017 to 5.1% in the nine months ended December 31, 2018, primarily due to a substantial depreciation of the Indian rupee.

Other income (expense)

Other expense increased by $23.2 million from an income of $1.0 million in the nine months ended December 31, 2017 to an expense of $22.2 million in the nine months ended December 31, 2018, primarily due to net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

Income tax expense

Income tax expense decreased by $10.8 million, from $26.7 million in the nine months ended December 31, 2017 to $15.9 million in the nine months ended December 31, 2018. Our effective tax rate decreased from 86.1% for the nine months ended December 31, 2017 to 63.3% for the nine months ended December 31, 2018. The decrease in the tax expense and effective tax rate for the nine months ended December 31, 2018, was primarily due to a $19.8 million provisional amount related to the Tax Act recorded during the nine months ended December 31, 2017, offset by a deferred tax charge of $6.3 million as a result of the election to treat certain subsidiaries as disregarded entities for US tax purposes and an increase in the marginal tax rate during the nine months ended December 31, 2018.

Noncontrolling interests

In connection with the Polaris acquisition, for the nine months ended December 31, 2018, we recorded a noncontrolling interest of $1.4 million, representing a 5.6% share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income (loss) available to Virtusa stockholders increased by 577.9%, from a net loss of $(1.6) million in the nine months ended December 31, 2017 to a net income of $7.8 million in the nine months ended December 31, 2018. The increase in net income in the nine months ended December 31, 2018 was primarily due to an increase in income from operations and a decrease in tax expense, partially offset by an increase in net foreign currency transaction losses related to the revaluation of the  $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we accrued dividends and accreted issuance costs of $3.3 million at a rate of 3.875% per annum during the nine months ended December 31, 2018.

Net income (loss) available to Virtusa common stockholders

Net income(loss) available to Virtusa common stockholders increased by 200.4%, from a loss of $(4.5) million in the nine months ended December 31, 2017 to a net income of $4.5 million in the nine months ended December 31, 2018. The increase in net income in the nine months ended December 31, 2018 was primarily due to an increase in income from operations and a decrease in tax expense, partially offset by an increase in net foreign currency transaction losses related to the revaluation of the  $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our term loan.

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

We consider the total measure of cash, cash equivalents, short-term and long-term investments to be an important indicator of our overall liquidity. All of our investments are classified as either equity or available-for-sale securities, including our long-term investments which consist of fixed income securities, including government agency bonds and corporate bonds, which meet the credit rating and diversification requirements of our investment policy as approved by our audit committee and board of directors.

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	As of December 31,	As of March 31,
	2018	2018
Cash and cash equivalents	$210,579	$194,897
Short-term investments	41,641	45,900
Long-term investments	862	4,140
Total cash and cash equivalents, short-term and long-term investments	$253,082	$244,937

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

•

We present the following consolidated statements of income (loss) measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and the impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among the periods:

•

Non-GAAP income from operations: income from operations, as reported on our consolidated statements of income (loss), excluding stock-based compensation expense, acquisition-related charges and restructuring charges

•	Non-GAAP operating margin: non-GAAP income from operations as a percentage of reported revenues

•

Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act.

•

Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act. Non-GAAP diluted earnings per share is also subject to dilutive and anti-dilutive requirements of the if-converted method related to our Series A Convertible Preferred Stock that could result in a difference between GAAP to non-GAAP diluted weighted average shares outstanding.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended December 31:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

GAAP income from operations	$19,285	$13,663	$47,228	$30,012
Add: Stock-based compensation expense	7,042	9,118	24,104	20,048
Add: Acquisition-related charges and restructuring charges(1)	6,378	3,227	17,872	9,087
Non-GAAP income from operations	$32,705	$26,008	$89,204	$59,147
GAAP operating margin	6.1%	5.2%	5.1%	4.1%
Effect of above adjustments to income from operations	4.3%	4.7%	4.6%	3.9%
Non‑GAAP operating margin	10.4%	9.9%	9.7%	8.0%
GAAP net income (loss) available to Virtusa common stockholders	$11,489	$(11,142)	$4,523	$(4,504)
Add: Stock-based compensation expense	7,042	9,118	24,104	20,048
Add: Acquisition-related charges and restructuring charges(1)	6,852	3,227	19,279	9,087
Add: Impairment of investment (9)	885	—	885	—
Add: Foreign currency transaction (gains) losses(2)	(8,319)	(2,576)	11,794	(1,019)
Add: Impact from the Tax Act(8)	(1,628)	19,815	(1,628)	19,815
Tax adjustments (3)	3,370	(3,210)	(6,573)	(9,798)
Less: Noncontrolling interest, net of taxes(4)	(103)	(647)	76	(1,326)
Non-GAAP net income available to Virtusa common stockholders	$19,588	$14,585	$52,460	$32,303
GAAP diluted earnings (loss) per share(6)	$0.37	$(0.38)	$0.15	$(0.15)
Effect of stock-based compensation expense(7)	0.21	0.28	0.72	0.63
Effect of acquisition-related charges and restructuring charges(1)(7)	0.20	0.10	0.57	0.28
Effect of impairment of investment (9)	0.03	—	0.03	—
Effect of foreign currency transaction (gains) losses(2)(7)	(0.25)	(0.08)	0.35	(0.03)
Effect of impact from the Tax Act(7)(8)	(0.05)	0.60	(0.05)	0.62
Tax adjustments(3)(7)	0.10	(0.10)	(0.20)	(0.31)
Effect of noncontrolling interest(4)(7)	—	(0.02)	—	(0.04)
Effect of dividend on Series A Convertible Preferred Stock(6)(7)	—	0.03	0.10	0.07
Effect of change in dilutive shares for non-GAAP(6)	—	0.04	(0.01)	0.01
Non-GAAP diluted earnings per share(5)(7)	$0.61	$0.47	$1.66	$1.08

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Amortization of intangible assets	$2,860	$2,568	$8,629	$7,671
Acquisition & integration costs	3,518	431	9,243	431
Restructuring costs	—	228	—	985
Acquisition-related charges included in costs of revenue and operating expense	6,378	3,227	17,872	9,087
Accreted interest related to deferred acquisition payments	474	—	1,407	—
Total acquisition-related charges and restructuring charges	$6,852	$3,227	$19,279	$9,087

(2)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

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

(6)

During the three months ended December 31, 2018, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 were included in the calculations of GAAP diluted earnings per share as their effect would have been dilutive using the if-converted method. During the nine months ended December 31, 2018, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

During the three and nine months ended December 31, 2017, the weighted average shares outstanding of Series A Convertible Preferred Stock of 3,000,000 and 2,637,363, respectively, were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using if-converted method to calculate the non-GAAP diluted earnings per share for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2018	2017	2018	2017
Non-GAAP net income available to Virtusa common stockholders	$19,588	$14,585	$52,460	$32,303
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,087	1,087	3,262	2,175
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$20,675	$15,672	$55,722	$34,478
GAAP dilutive weighted average shares outstanding	33,661,728	29,295,730	30,598,114	29,387,977
Add: Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	709,961	—	637,830
Add: Series A Convertible Preferred Stock as converted	—	3,000,000	3,000,000	2,000,000
Non-GAAP dilutive weighted average shares outstanding	33,661,728	33,005,691	33,598,114	32,025,807

(7)

To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

(8)	Impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”).

(9)	Other-than-temporary impairment of available-for-sale securities recognized in earnings.

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

Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, we acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140.0 million in cash, subject to certain adjustments, with up to an additional $15.0 million set aside for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The purchase price will be paid in three tranches with $80.0 million paid at closing, $42.5 million on the 12‑month anniversary of the close of the transaction, and $17.5 million on the 18‑month anniversary of the close of the transaction, subject in each case to certain adjustments.

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018 when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the nine months ended December 31, 2018 Virtusa India purchased 4,436,342 shares, or 4.3%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $30.4 million. At December 31, 2018, if all the remaining shares outstanding of Polaris (approximately 3.3%) were tendered at the Exit Price, we would pay additional consideration of approximately $23.8 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. On August 14, 2018, we drew down $32 million from our credit facility to fund the Polaris delisting open offer. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information).

At December 31, 2018, the outstanding amount under the Credit Agreement was $327.6 million. At December 31, 2018, the interest rates on the term loan and line of credit were 5.03% and 4.95% respectively. For the description of the financial covenants of the Credit Agreement and certain other the terms please See Note 13 to our consolidated financial statements.

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

At December 31, 2018, the Company was in compliance with its debt covenants and has provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at December 31, 2018 and through the date of this filing.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, we will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the nine months ended December 31, 2018, the Company has paid $3.1 million as a cash dividend on its Series A Convertible Preferred Stock.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement (See Note 13 to the consolidated financial statements), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and November 2018.  The July 2016 interest rate swaps are at a blended weighted average of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts.  The November 2018 interest rate swaps are at a fixed rate of 2.85% and are designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the swap to retain the 50% coverage target.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the June 2016 and November 2018 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2017, of not more than 3.50 to 1.00 for periods ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods ending prior to September 30, 2020, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2018, we were in compliance with these covenants. The net unrealized loss associated with Interest Rate Swap Agreement was $0.5 million as of December 31, 2018, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

At December 31, 2018, a significant portion of our cash, cash equivalents, short-term and long-term investments was held by our foreign subsidiaries. We continually monitor our cash needs and employ tax planning and financing strategies to ensure cash is available in the appropriate jurisdictions to meet operating needs. The cash held by our foreign subsidiaries is considered indefinitely reinvested in local operations. If required, it could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to these earnings is not practicably determinable. If such earnings were to be repatriated in the future or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2018, we sold $18.5 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three and nine months ended December 31,

2018. No amounts were due under the financing agreement at December 31, 2017, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	December 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$69,822	$54,181
Net cash (used in) provided by investing activities	(22,047)	3,790
Net cash (used in) provided by financing activities	(18,307)	19,838
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,530)	4,123
Net increase in cash and cash equivalents and restricted cash	15,938	81,932
Cash, cash equivalents and restricted cash, beginning of period	195,236	145,086
Cash, cash equivalents and restricted cash, end of period	$211,174	$227,018

Operating activities

Net cash provided by operating activities increased in the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, primarily due to an increase in the working capital and an increase in the net income adjusted for non-cash expenses, partially offset by a  decrease in long-term assets and long-term liabilities during the nine months ended December 31, 2018.

Investing activities

Net cash used in investing activities increased in the nine months ended December 31, 2018 compared to nine months ended December 31, 2017. The increase in net cash used in investing activities is primarily due to the increase in the purchase of property and equipment and a net increase in the purchase of investments during the nine months ended December 31, 2018.

Financing activities

Net cash used in financing activities increased in the nine months ended December 31, 2018 compared to nine months ended December 31, 2017. The increase in net cash used in financing activities during the nine months ended December 31, 2018 is primarily due to the payment of redeemable noncontrolling interest, an increase in payment of withholding taxes related to net share settlements of restricted stock, payment of debt and an increase in payment of dividend on Series A Convertible Preferred Stock, partially offset by proceeds from the revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A of the Annual Report. There have been no material changes in the three or nine months ended December 31, 2018 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted revenue and expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 6 of the notes to our consolidated financial statements included herein for a description of recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling and the Indian rupee.

We have two 18 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at December 31, 2018 was $158.9 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

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

Interest Rate Risk

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. Virtusa drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. On August 14, 2018, we drew down $32 million from our credit facility to fund the Polaris delisting open offer. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At December 31, 2018, the interest rates on the term loan and line of credit were 5.03% and 4.95% respectively. At December 31, 2018, the outstanding amount under the Credit Agreement was $327.6 million.

At December 31, 2018 we had $253.1 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and preference shares. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) and internal control over financial reporting, as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10‑Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission, on May 25, 2018 (the “Annual Report”), which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended December 31, 2018, we withheld an aggregate of 5,047 shares of restricted stock at a weighted average price of $44.77 per share.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10‑Q:

Exhibit No.		Description

10.1+

Separation and Release Agreement dated as of November 29, 2018 by and between Virtusa Corporation and Raj Rajgopal. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on December 3, 2018 and incorporated by reference herein).

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

101*

The following financial statements from Virtusa Corporation’s Quarterly Report on Form 10‑Q for the quarter ended December 31, 2018, as filed with the SEC on February  7, 2019, formatted in XBRL (eXtensible Business Reporting Language), as follows:

	(i)	Consolidated Balance Sheets at December 31, 2018 (Unaudited) and March 31, 2018
	(ii)	Consolidated Statements of Income (Loss) for the Three and Nine months ended December 31, 2018 and December 31, 2017 (Unaudited)
	(iii)	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine months ended December 31, 2018 and December 31, 2017 (Unaudited)
	(iv)	Consolidated Statements of Stockholder’s Equity for the Nine months ended December 31, 2018 and December 31, 2017 (Unaudited)
	(v)	Consolidated Statements of Cash Flows for the Nine months ended December 31, 2018 and December 31, 2017 (Unaudited)
	(vi)	Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Virtusa Corporation

Date: February 7, 2019	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2019	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)