Form 10-K
period 2019-03-31
VIRTUSA CORP
filed 2019-05-24
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001‑33625

VIRTUSA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04‑3512883 (I.R.S. Employer Identification Number)

132 Turnpike Rd

Southborough, Massachusetts 01772

(Address of principal executive office)

(508) 389‑7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value per share	Trading Symbol(s) VRTU	Name of each exchange on which registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non‑voting shares of common stock held by non‑affiliates of the registrant on September 28, 2018, based on $53.71 per share, the last reported sale price on the Nasdaq Global Select Market on that date, was $1,375,810,600.

The number of shares outstanding of each of the issuer’s class of common stock as of May 21, 2019:

Class	Number of Shares
Common Stock, par value $0.01 per share	30,151,009

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive Proxy Statement for its 2019 annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended March 31, 2019. Portions of the registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10‑K. With the exception of the portions of the Proxy Statement expressly incorporated by reference, such document shall not be deemed filed with this Form 10‑K.

VIRTUSA CORPORATION

ANNUAL REPORT ON FORM 10‑K

Fiscal Year Ended March 31, 2019

Part I

This Annual Report on Form 10‑K (the “Annual Report”) contains forward‑looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by those sections. These statements relate to, among other things, our expectations concerning the growth of our business, the ability of our clients to realize benefits from the use of our IT services; projections of financial results, the results of our operations and our financial condition; our competitive landscape; the impact of new accounting pronouncements; future capital requirements and capital expenditures; market risk exposures; customer contracts; our service delivery mix and our plans, strategies and objectives for our company and our future operations. Any statements about our expectations, beliefs, plans, objectives, assumptions, future events or performance or similar subjects are not historical facts and may be forward‑looking. Some of the forward‑looking statements can be identified by the use of forward‑looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or other comparable terms. These forward‑looking statements involve risk and uncertainties. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward‑looking statements. Our actual results may differ significantly from the results discussed in the forward‑looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report. Our forward‑looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. Except as may be required by law, we have no plans to update these forward‑ looking statements to reflect events or circumstances after the date of this report. We caution readers not to place undue reliance upon any such forward‑ looking statements, which speak only as of the date made. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10‑Q and Form 8‑K reports to the Securities and Exchange Commission (the “SEC”).

Item 1. Business.

Overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of digital engineering and information technology (“IT”) outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking, financial services, insurance, healthcare, communications, technology, and media and entertainment, as these clients seek to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, unique platforming methodology, and deep domain and technology expertise.

Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer‑facing processes into one or more core systems. We deliver cost‑effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision‑making and design process performed with the client to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations.

Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Qatar, Mexico, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as multiple near shore delivery centers in the United States.

We support the chief executive officers (“CXOs”) at our client organizations, including the chief information officers (“CIOs”), chief technology officers (“CTOs”), chief operating officers (“COOs”), and chief digital/ marketing officers (“CDOs/ CMOs”) in solving their most critical issues, including reducing total cost of ownership, accelerating time‑to‑market, increasing productivity, improving innovation velocity, expanding into adjacent markets and/or new revenue segments, and enhancing the customer experience delivered by their organizations.  Our digital engineering services (“DES”) support our clients’ business growth imperative by delivering targeted and differentiated solutions that help our clients expand their addressable markets, as well as develop go‑to‑market strategies supporting new revenue streams. To improve IT efficiencies and reduce the cost of IT operations, we use our operational excellence services (“OES”) to help our clients consolidate applications into platforms, rationalize IT infrastructure, and deliver transformational, industry‑focused solutions, thereby enabling our clients to deliver modern, efficient and agile enterprise application platforms. Our deep expertise in core technology services allows us to help our clients to lower total cost of ownership of their overall IT investments. We also combine industry specialization with our core services to deliver high‑impact solutions in critical business functions that help our clients transform their business performance and gain competitive advantage in the markets in which they operate.

The convergence of technology innovation, changing consumer expectations, supply chain expansion, and emergence of disruptive start‑ups, is fundamentally changing the way businesses operate. We operate in markets and industries where the combination of a growing millennial population and rapid advances in key technologies, like mobility, big data analytics, social media and cloud computing, are providing disruptive opportunities for progressive business leaders to break down barriers and expand market‑share. We enable our clients to leverage technology innovations to provide the distinctive customer experiences demanded by digital consumers who are increasingly looking for services that are available 24×7 without interruption, location aware and highly customized to their social likes and dislikes. We help our clients understand business threats and opportunities in their industries and develop strategies to help mitigate these threats and capitalize on the emerging opportunities, while preparing the business to digitally transform and position itself better in the emerging digital business environment. As part of our DES solutions, we provide end‑to‑end consulting, user experience design, technology selection, and implementation and support services, which allow our clients to understand emerging consumer demand in their markets of operation and develop, and execute to, a roadmap to transform their business and enhance their competitive differentiators. Commoditization of IT services and the emergence of software-as‑a‑service models are putting tremendous pressure on our clients’ IT organizations to improve the way they manage IT operations and lower the overall cost of IT. Our OES solutions enable our clients to improve operational and IT efficiencies through the innovative use of automation, effort compression and IT simplification.

New advances in areas like the internet of things (“IoT”), artificial intelligence (“AI”), machine learning (“ML”), and robotics process automation (“RPA”) are now pushing the boundaries of how technology can disrupt traditional business models and deliver significant value in several areas, including delivering new products and services, enhancing consumer experience, and improving operational efficiencies of the business. We have invested in developing deep capabilities in these new areas, fostering a strong partner ecosystem and building a rich platform for nurturing innovation and rapidly constructing prototypes that use IoT, AI and/or RPA to solve specific business problems for our clients. We have created innovation centers focused on certain technologies like IoT, AI, and ML, which offer a robust ecosystem for clients to participate and innovate in creating new solutions to their business challenges. Through these innovation centers, we have been able to deliver award winning solutions to some of our marquee clients in healthcare, communications and insurance sectors.

Virtusa’s xLabs is focused on tapping into the disruptive startup ecosystem and the innovative, cutting‑edge technologies driving these businesses. Our xLabs, which began as a banking and financial services focused FinTech Lab, has expanded its scope to focus on delivering digital innovation for our clients across banking and financial services, insurance, healthcare, media and telecommunications industries. We have built a cloud‑based, open innovation platform (“OIP”) that offers our clients discrete technology solutions that enable them to accelerate time to market and provides them with an experimentation sandbox that they can use to test and evaluate new products and services. Today, our xLabs’ team has built and delivered innovative solutions using open application programming interface (“API”) platforms, micro services frameworks, and block‑chain. We expect to continue this trend of investing in emerging technologies and solutions to accelerate digital business outcomes for our clients.

We apply our innovative platforming approach across all of our services. Through our platforming approach, we help our clients combine common business processes and rules, technology frameworks and data into reusable application platforms that can be leveraged across the enterprise to build, maintain and enhance existing and future applications. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies, while also allowing them to improve business agility, realize long‑term and ongoing cost savings and improve their ROI. Our platforming methodology also reduces the effort and cost required to develop and maintain IT applications by streamlining and consolidating our clients’ applications on an ongoing basis. We believe that our solutions provide our clients with the consultative and high‑value services associated with large consulting and systems integration firms, the cost‑effectiveness associated with offshore IT outsourcing firms, and the ongoing benefits of our innovative platforming approach.

We deliver our services using our enhanced global delivery model which leverages a highly efficient onsite‑to‑offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation, and promote continual improvement of outcomes delivered to our clients. Our global service delivery teams work seamlessly at our client locations and at our global delivery centers to provide value‑added services rapidly and cost‑effectively. Our teams do this by using our enhanced global delivery model, which we manage to a targeted 30% to 70% onsite‑to‑offshore service delivery mix, although such delivery mix may be impacted by several factors, including our new and existing client delivery requirements.

We provide our IT services primarily to enterprises engaged in the following industries: communications and technology (“C&T”); banking, financial services and insurance (“BFSI”); and media and information (“M&I”). Our current clients include leading global enterprises such as Citi, JPMorgan Chase Bank, N.A. (“JPMC”) and British Telecommunications plc (“BT”), and leading enterprise software developers. We have a high level of repeat business among our clients. For instance, during the fiscal year ended March 31, 2019, 91% of our revenue came from clients to whom we had been providing services for at least one year. Our top ten clients accounted for approximately 55%, 50%, 45% of our total revenue in the fiscal years ended March 31, 2019, 2018 and 2017, respectively. Our largest client for the fiscal year ended March 31, 2019, Citi, accounted for 18% of our total revenue with no other client accounting for 10% or more of our revenues. For the fiscal years ended March 31, 2018 and 2017, Citi accounted for 19% and 17%, respectively.

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we acquired all of the outstanding shares of eTouch Systems Corp (“eTouch US”), and its Indian subsidiary, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) for approximately $140.0 million in cash, subject to certain adjustments. We agreed to pay the purchase price in three tranches, with $80.0 million paid at closing, $42.5 million on the 12‑month anniversary of the close of the transaction, and $17.5 million on the 18‑month anniversary of the close of the transaction, subject in each case to certain adjustments. As part of the acquisition, we set aside up to an additional $15.0 million for retention bonuses to be paid to eTouch management and key employees in equal installments on the first and second anniversary of the transaction.

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”), acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018, when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the fiscal year ended March 31, 2019, Virtusa India purchased 4,669,716 shares, or 4.5%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $32.0 million. At March 31, 2019, if all the remaining outstanding shares (approximately 3.13%) of Polaris were tendered at the Exit Price, we would pay additional consideration of approximately $22.3 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which, (i) Citi agreed to appoint the Company and Polaris as a preferred vendor for Global Technology Resource Strategy (“GTRS”) for the provision of IT services to Citi on an enterprise wide basis (“GTRS Preferred Vendor”), (ii) the Company agreed to certain productivity savings and associated reduced spend commitments for a period of two years, which, if not achieved, would require the Company to provide certain minimum discounts to Citi (which is now satisfied), (iii) the parties amended Polaris’ master services agreement with Citi such that the Company would also be deemed a contracting party and the Company would assume, and agree to perform, or cause Polaris to perform, all applicable obligations under the master services agreement, as amended by the amendment (the “Citi/Virtusa MSA”), and (iv) Virtusa agreed to terminate Virtusa’s existing master services agreement with Citi, and have the Citi/Virtusa MSA be the sole surviving agreement.

In support of the delisting transaction and the eTouch acquisition, on February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. To fund the eTouch acquisition and Polaris delisting offer, we drew down from our credit facility. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We have entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). As of March 31, 2019, the outstanding amount under the Credit Agreement was $367.0 million.

On May 3, 2017, we entered into an investment agreement with The Orogen Group (“Orogen”) pursuant to which Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108.0 million with an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa’s Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth‑oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

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

In connection with the investment, we repaid $81.0 million of our outstanding term loan under our Prior Credit Agreement, and our board of directors approved the repurchase of approximately $30.0 million of our common stock.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the “Tax Act”). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, a tax on global intangible low-taxed income, base erosion anti-abuse tax payments,  and reduction in the amount of executive pay that could qualify as a tax deduction, among others. During the fiscal year ended

March 31, 2019, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to U.S. taxation as well as local taxation with a corresponding foreign tax credit, at the election of the Company. (See Note 16 to the consolidated financial statements for further information).

Our approach to global IT services

Our expertise in supporting a broad range of IT services, ability to engage through a global delivery model that optimizes outcomes and use of proprietary methodologies like platforming to improve IT efficiencies, allow us to be a trusted partner to our clients for their end‑to‑end IT services requirements.

Broad range of IT services. We provide a broad range of IT services, either individually or as part of an end‑to‑end solution, from business and IT consulting, customer experience and UX design, technology implementation, and platform assurance to application & infrastructure management. We have significant domain expertise in large consumer facing industries, such as C&T, BFSI and M&I. Our acquisition of Polaris has significantly enhanced our domain strengths in BFSI, allowing us to deliver distinctive solutions across the complete spectrum of end‑to‑end banking and financial services requirements. Over the past several years, our investments in building deep capabilities in industry focused solutions has helped us develop very strong domain‑specific capabilities across insurance, healthcare and telecommunications industries as well. We have designed our portfolio of IT services and solutions to enable our clients to improve business performance, use IT assets more efficiently and optimize IT costs.

Enhanced global delivery model. We provide our services through our enhanced global delivery model that leverages a highly‑efficient onsite‑to‑offshore service delivery mix and proprietary tools and processes to manage and accelerate delivery, foster innovation and promote continual improvement of outcomes delivered to our clients.

Platforming approach. We apply our innovative platforming approach across our IT consulting, technology implementation and application outsourcing services to rationalize IT application portfolios and reduce costs, increase productivity and improve the efficiency and effectiveness of our clients’ IT application environments.

Our services

Business and IT consulting services. We provide business and IT consulting services to assist our clients in more effectively managing their continually‑changing business and IT environments, and aligning their IT investments to better support current and future business requirements. Our business consulting services allow clients to mitigate risks and execute successful IT programs by enabling stakeholder alignment, formulating the business case and return on investment, and defining agreed‑upon end outcomes using innovative techniques, such as persona development, day‑in‑the‑life‑of journeys and rapid prototyping for each project. We also assist clients in assessing new approaches to improve revenue opportunities within existing markets, developing new products/solutions for existing and new markets and improving retention and share‑of‑wallet through a better understanding of customer behavior and engagement. We have enhanced our business consulting services portfolio with solutions specific to digital enabling our clients’ businesses, allowing them to effectively assess and deploy the right kinds of digital technologies and drive the appropriate outcomes from their digital initiatives.

The goal of our IT consulting group is to help our clients continually improve the performance of their IT application environments by adopting and evolving towards re‑useable software platforms. We help clients analyze business and/or technology problems and identify and design platform‑based solutions. We also assist our clients in planning and executing their IT initiatives and transition plans.

Our business consulting services allow our clients to critically look at business processes, IT environments and their customer facing application systems, and execute targeted programs that improve performance of business critical systems, processes and services:

Business Transformation Services	Customer Experience Transformation Services	IT Transformation Services
Strategic Research services
• Advisory/Target Operating Model • Business Process Re‑ engineering/Business management(BPM) • Transformational Solution Consulting • Business/Technology Alignment Analysis	• Omni‑channel Digital Strategy • Experience Design ASD • Employee Engagement	• Application Portfolio Rationalization • SDLC Transformation • BA Competency Transformation
Strategic Roadmap, Conceptual Design, Solution Selection & Solution Design ASD

During our consulting engagements, we often leverage proprietary frameworks and tools to differentiate our services from our competitors and to accelerate delivery. Examples of our unique frameworks and tools include our strategic enterprise information roadmap framework, which is a structured service offering for recommending the right IT platform, solution architecture, transition strategy and approach to meet current and future business requirements, our business process visualization tools, which enable us to analyze, design and optimize enterprise business processes, and ASD. We have also invested in our consulting services to help our clients effectively manage large, complex IT programs, and evaluate and develop strategies to enable their enterprises for the digital consumer, and support the development of new, differentiated customer experience improvement programs.

We believe that our consulting services are further differentiated by our ability to leverage our global delivery model across our engagements. Our onsite teams work directly with our clients to understand and analyze the current‑state problems and to design conceptual solutions. Our offshore teams work seamlessly with our onsite teams to design and expand the conceptual solution, research alternatives, perform detailed analyses, develop prototypes and proofs‑of‑concept and produce detailed reports. We believe that this approach reduces cost, allows us to explore more alternatives in the same amount of time and improves the quality of our deliverables.

Technology implementation services. Our technology implementation services involve building, testing, deploying, maintaining and supporting IT applications, and consolidating and rationalizing our clients’ existing IT applications and environments into platforms. Leveraging our deep skills in software engineering and our expertise in the innovative use of technology to solve business problems, we help our clients’ CIOs make the right decisions on technology platform selection, support the implementation of core application systems and solve critical business problems, while ensuring that the CIOs IT asset estate remains optimized, cost‑effective and supports current and future business requirements.

Our technology implementation services include the following development, legacy asset management, information management and testing services:

Application Development Services	Legacy Asset Management Services	Information Management Services	Testing and Application Assurance Services

•     Application Development

•     Software Product Engineering

•     CRM Implementations

•     SAP Implementations

•     Content Management Services

•     Enterprise Mobility Services

•     Cloud Computing

•     Social Media Solutions

	• Systems Consolidation and Rationalization • Technology Migration and Porting • Web‑enablement of Legacy Applications	• Data Management Services • Business Intelligence, Reporting and Decision Support • Master Data Management • Data Integration • Big Data Analytics	• Software Quality Assurance • Testing Frameworks • Test Automation • Performance Testing • Mobility Testing • Continuous Testing Services • Test Data Management • Managed testing services

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

Application outsourcing services. We provide a broad set of IT application outsourcing services that enable us to provide comprehensive support for our clients’ needs to manage and maintain their software applications and platforms cost‑effectively. We endeavor to continually improve the applications under our management and to evolve our clients’ IT applications into platforms. We combine a deep understanding of software engineering with an innovation mindset to provide targeted outsourcing services that not only help reduce the cost of existing IT operations, but also improve the quality of applications over time.

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

Our application outsourcing services include the following application and platform management, infrastructure management and IT efficiency improvement services:

Application & Platform Management Services	Infrastructure Management Services	IT Efficiency Improvement Services
• Application Maintenance and Support • Maintenance and Enhancement of Applications • Cloud‑environment Management & Support	• Managed Infrastructure Services • Remote Application Monitoring & support	• Code Quality Assurance • Gamified development environments • Agile DevOps • Gamified Continuous Integration/ Continuous Deployment

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

We continue to strengthen our ability to deliver infrastructure management services (“IMS”) and IT support related services to our clients, helping them manage their IT operations effectively through an offshore outsourced model. We have expanded our investments to deliver seamless infrastructure management services to our clients around the clock, but also to perform these services in an automated, cost‑effective manner. Further, we have invested in building out strong capabilities in improving efficiencies in the developer environment. Our solutions around gamified Continuous Integration/ Continuous Deployment (“gamified CICD”) and Agile DevOps have helped us create a highly agile development environment that allows our clients to accelerate development cycles, improve time‑to‑market, and become more responsive to changes in markets in which they operate.

Global delivery model. We have developed an enhanced global delivery model that allows us to provide innovative IT services to our clients in a flexible, cost‑effective and timely manner by leveraging an efficient onsite‑to‑offshore service delivery mix and our proprietary global innovation process (“GIP”), and also enables us to manage and accelerate delivery, foster innovation and promote continual improvement. We manage to a targeted 30% to 70% onsite‑to‑offshore service delivery mix, which allows us to provide value‑added services rapidly and cost‑effectively. During the past three fiscal years, we performed at least 73% of our total annual billable hours at our offshore global delivery centers. However, for the fiscal year ending March 31, 2020, we anticipate the onsite ratio to slightly increase due to new client engagements and existing work on larger, more complex programs requiring a larger onsite presence. Our delivery mix may also fluctuate from time to time due to several other factors, including new and existing client delivery requirements, as well as the impact of any acquisitions. Using our global delivery model, we generally maintain onsite teams at our clients’ locations and offshore teams at one or more of our global delivery centers. Our onsite teams are generally composed of program and project managers, industry experts and senior business and technical consultants. Our offshore teams are generally composed of project managers, technical architects, business analysts and technical consultants. These teams are typically linked together through common processes and collaboration tools and a communications infrastructure that features secure, redundant paths enabling seamless global collaboration. Our global delivery model enables us to provide around the clock, world class execution capabilities that span multiple time zones.

All of our major delivery centers, located in Hyderabad, Chennai and Bangalore in India and Colombo in Sri Lanka have been reassessed at CMMI Level 5 maturity. During the fiscal year that ended on March 31, 2019, a Global CMMI Program was executed to re-assess all delivery centers - Hyderabad, Chennai and Bangalore in India and Colombo in Sri Lanka against CMMI certification and maturity levels. This was the first of the initiatives to cover multi-locations and multi-models for CMMI certification. The re-assessment was completed in August 2018. CMMI is a process improvement model used to improve a company’s ability to manage project deliveries to ensure predictable results. CMMI’s process levels are regarded as the standard in the industry for evolutionary paths in software and systems development and management.

Our enhanced global delivery model is built around our proprietary GIP, which is a software lifecycle methodology that combines our experience building platform‑based solutions for global clients with leading industry standards such as rational unified process, eXtreme programming, capability maturity model and product line engineering. By leveraging GIP templates, tools and artifacts across diverse disciplines such as requirements management, architecture, design, construction, testing, application outsourcing and production support, each team member is able to leverage software engineering and platforming best practices and extend these benefits to clients.

During the initial phase of an engagement, we work with the client to define the specific approach and tools that will be used for the engagement. This process tailoring takes into consideration the client’s business objectives, technology environment and currently‑established development approach. We believe our innovative approach to adapting proven techniques into a custom process has been an important differentiator that allows us to deliver substantially greater value to our clients in a cost effective and timely manner.

The backbone of GIP is our global delivery operations infrastructure. This infrastructure combines enabling tools and specialized teams that assist our project teams with important enabling services such as workforce planning, knowledge management, integrated process and program management and operational reporting and analysis.

Two important aspects of our global delivery model are innovation and continuous improvement. A dedicated process group provides three important functions: they continually monitor, test and incorporate new approaches, techniques, tools and frameworks into GIP; they advise project teams, particularly during the process‑tailoring phase; and they monitor and audit projects to ensure compliance. New and innovative ideas and approaches are broadly shared throughout the organization, selectively incorporated into GIP and deployed through training. Clients also contribute to innovation and improvement as their ideas and experiences are incorporated into our body of knowledge. We also seek regular informal and formal client feedback. Our global leadership and executive team regularly interact with client leadership and each client is typically given a formal feedback survey on a quarterly basis. Client feedback is qualitatively and quantitatively analyzed and forms an important component of our teams’ performance assessments and our continual improvement plans.

Platforming approach. We apply our innovative platforming approach across our business and IT consulting, technology implementation and application outsourcing services to rationalize IT application portfolios and reduce costs, increase productivity and improve the efficiency and effectiveness of our clients’ IT application environments. As part of our platforming approach, we assess our clients’ application environments to identify common elements, such as business processes and rules, technology frameworks and data. We incorporate those common elements into one or more application platforms that can be leveraged across the enterprise to build, enhance and maintain existing and future applications in a leaner environment. Our platforming approach enables our clients to continually improve their software platforms and applications in response to changing business needs and evolving technologies while also realizing long‑term and ongoing cost savings.

Our platforming approach is embodied in a set of proprietary processes, tools and frameworks that address the fundamental challenges confronting IT executives. These challenges include managing the rising costs of technology ownership, while simultaneously supporting business demands to foster innovation, accelerate time‑to‑market, improve service and enhance productivity. Our platforming approach draws from analogs in industries that standardize on platforms composed of common components and assemblies used across multiple product lines. Similarly, we work with our clients to evolve their diverse software assets into unified, rationalized software platforms. Our platforming approach leads to simplified and standardized software components and assemblies that work together harmoniously and readily adapt to support new business applications. For example, a software platform for trading, once developed within an investment bank, can be the foundation for the bank’s diverse trading applications in equities, bonds and currencies. Our platforming approach stands in contrast to traditional enterprise application development projects, where different applications remain separate and isolated from each other, replicating business logic, technology frameworks and enterprise data.

At the center of our platforming approach is a five‑level maturity framework that allows us to adapt our service offerings to meet our clients’ unique needs. Level 1 maturity in our platforming approach represents traditional applications where every line of code is embedded and unique to the application and every application is monolithic. Level 2 applications are less monolithic and more flexible and demonstrate characteristics such as configurability and customizability. Level 3 applications are advanced applications where the common code components and software assets are leveraged across multiple application families and product lines. Level 4 applications are framework‑driven where the core business logic is reused with appropriate custom logic built around it. At the highest level of maturity are Level 5 applications, where platforms are greatly leveraged to simplify and accelerate application development and maintenance. At lower levels of maturity, few assets are created and reused. Consequently, agility, total cost of ownership and ability to quickly meet business needs are suboptimal. As organizations mature along this continuum, from Level 1 to Level 5, substantial intellectual property is created and embodied in software platforms that enable steady gains in agility, reduce overall cost of ownership and accelerate time‑to‑market for business applications and services.

Our platforming approach improves software quality and IT productivity. Software assets within platforms are reused across applications, their robustness and quality improve with time and our clients are able to develop software with fewer defects. A library of ready‑made building blocks significantly enhances productivity and reduces software development risks compared to traditional methods. This establishes a cycle of continual improvement in that the more an enterprise embraces platform‑based solutions, the better the quality of its applications will be, and the less the effort required to build, enhance and maintain them.

Our IT solutions

Our go‑to‑market strategy is to support our clients in accelerating business growth, while reducing the cost of IT operations. Our DES solutions help our clients to support business growth initiatives, while our OE solutions allow our clients to improve IT efficiencies and reduce costs. Underlying these two broad solution areas is a set of transformational solution capabilities that support and augment our ability to add value through DES and OE capabilities.

Digital Engineering Services‑based solutions. Our digital engineering services, or DES solutions, are designed to enable our clients to accelerate business growth by capitalizing on market adjacencies, developing new, complementary market segments, creating compelling digital storefronts, and delivering engaging digital consumer experiences. Our DES solutions harness innovative technology advances in mobility, social media, cloud computing and big data analytics to help our clients modernize their IT application environments and enable their businesses to capitalize on the new wave of consumer demand and expectations.

We have made significant investments in building out and expanding our digital capabilities including investments in UX and digital consulting. From time to time, we conduct market surveys that help us benchmark our clients’ survey results against the best in their industry. We use these surveys to help our clients develop a roadmap to digitally transform their businesses, leveraging our learning from what the best organizations in the industry are doing.

We offer the following solutions which enable our clients to address or serve the growing needs of the millennial generation:

Strategy & Innovation	Design & Engineering	Optimization & Automation
• Innovation Consulting • Mobile Strategy • Omni‑channel Strategy • Content Strategy • Data Management Strategy • Cloud Strategy • Cyber Security	• User experience Design • Mobile & Wearable Apps • Responsive Web Development • Portal Simplification • Digital Marketing & Commerce • Employee Engagement • Enterprise Data Hubs	• Internet of Things • Artificial Intelligence & Cognitive Computing • Big Data & Analytics • Enterprise Mobile Management • Cloud Deployment & Migration • Robotics Process Automation

We have invested in creating digital technology labs and innovation hubs within our global delivery centers to foster the development of emerging technology solutions and enable our clients to become digital enterprises. Our acquisition of eTouch Systems Corp. in March 2018, has helped strengthen our digital engineering capabilities, and establish a solid base in Silicon Valley, the hub of high‑tech engineering companies. This acquisition has improved the digital engineering services we provide our clients, and helps reinforce our leadership position as a go‑to partner for digital business transformation programs.

Operational Excellence Services—based solutions. Our OES solutions enable our clients to use innovative approaches to effort compression, IT simplification and automation to generate significant improvements in IT efficiencies in their organizations, including significant cost savings, improved ability to manage and deploy high quality, robust applications, accelerate time to market and reduce risks to business from IT inefficiencies. Our OES solutions use our proprietary platforming approach, pre‑emptive application management techniques, test automation, Agile DevOps, gamified CICD, cloud migration and hosting, and RPA to support our client CIOs and COOs reduce technical debt, lower total cost of ownership of IT assets, improve operational efficiencies and accelerate time to market. We use proprietary business consulting methodologies, like ASD, to help clients improve accuracy and scope of the solution being delivered, align organizational stakeholders on common, shared objectives, and accelerate the solution development process. Our unique platforming methodology helps clients rationalize their IT application infrastructure and develop lean, optimized enterprise application platforms that significantly lower the cost of maintenance, while improving the agility of the business to respond to emerging market demands.

We provide a set of OES solutions across the IT lifecycle:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• Accelerated Solution Design (“ASD”) • Business Process Re‑engineering	• Lean Outcomes • Platforming	• Digital Process Automation • Robotics Process Automation • Cloud Migration	• Pre‑emptive Application Management • IT managed services

We continue to increase our investments in areas like cloud computing, RPA, and gamified CICD through the establishment of innovation labs to support solution development and co‑create proofs‑of‑concept and minimum viable products with our clients.

Transformational solutions. We act as trusted advisors to our clients, combining our core services with deep industry specialization to deliver transformational solutions that help position our clients’ businesses for competitive advantage in their chosen markets.

Our transformational solutions across IT and business consulting, platforming, technology and application outsourcing areas include:

IT & Business Consulting	Platforming	Solutions	Application Outsourcing
• Domain solutions • Business process re‑engineering • Large program management	• Large global platforms

•     Claims management

•     Policy administration

•     Client lifecycle management

•     Know your customer

•     Regulatory & compliance

•     Billing systems

•     Customer experience management

•     Provider lifecycle management

•     Pharmaco‑vigilance

• Application support & maintenance platforms

We leverage our business consulting expertise to manage large, complex programs and deliver critical business process re‑engineering advice to our clients. We have recently expanded our platforming expertise to cover large programs impacting global business platforms and multi‑country implementations. The industry and domain expertise we have developed over the past decade has helped us develop business solutions like claims management and policy administration solutions for insurance companies; client lifecycle management, know your customer, and regulatory and compliance solutions for banks; member reach and care management solutions for healthcare providers; billing solutions for telecommunication providers; and customer experience management solutions for leisure and hospitality businesses.

Sales and marketing

Our global sales, marketing and business development teams seek to develop strong relationships with IT and business executives at prospective and existing clients to establish long‑term business relationships that continue to grow in size and strategic value. At March 31, 2019 and 2018, we had 430 and 314 marketing and business development full-time equivalent employees, respectively, including sales managers, sales representatives, client service partners, account managers, telemarketers, sales support personnel and marketing professionals. Increased headcount reflects investments in our sales, marketing and business development teams, including an added focus on non-linear and international sales.

The sales cycle for our services often includes initiating contact with a prospective client, understanding the prospective client’s business challenges and opportunities, performing discovery or assessment activities, submitting proposals, providing client case studies and references and developing proofs‑of‑concept or solution prototypes. We organize our sales teams in strategic business units by geography and with professionals who have specialized industry knowledge. This industry focus enables our sales teams to better understand the prospective client’s business and technology needs and to offer appropriate industry‑focused solutions.

Sales and sales support. Our sales and sales support teams focus primarily on identifying, targeting and building relationships with prospective clients. These teams are supported in their efforts by industry specialists, technology consultants and solution architects, who work together to design client‑specific solution proposals. Our sales and sales support teams are based in offices throughout the United States, Europe and Asia.

Account management. We assign experienced account managers who build and regularly update detailed account development plans for each of our clients. These managers are responsible for developing strong working relationships across the client organization, working day‑to‑day with the client and our service delivery teams to understand and address the client’s needs. Our account managers work closely with our clients to develop a detailed understanding of their business objectives and technology environments. We use this knowledge to identify and target additional consulting engagements and other outsourcing opportunities.

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

Clients and industry expertise

We market and provide our services to companies in North America, Europe and Asia. For additional discussion regarding geographic information, see Note 23 to our consolidated financial statements included elsewhere in this Annual Report. A majority of our revenue for the fiscal year ended March 31, 2019 was generated from Forbes Global 2000 firms or their subsidiaries. We believe that our regular, direct interaction with senior executives at these clients, the breadth of our client relationships and our reputation within these clients as a thought leader differentiate us from our competitors. The strength of our relationships has resulted in significant recurring revenue from existing clients. For instance, our largest client for the fiscal year ended March 31, 2019, Citi, accounted for 18% of our total revenue, and for the fiscal years ended March 31, 2018 and 2017, accounted for 19% and 17%, respectively.

We focus primarily on three industries: C&T, BFSI and M&I. We build expertise in these industries through our customer experience and industry alliances by hiring industry specialists and by training our business analysts and other team members in industry‑specific topics. Drawing on this expertise, we strive to develop industry‑specific perspectives and services.

Communications and technology. For our communications clients, we focus on customer service, sales and billing functions, and regulatory compliance, helping them improve service levels, reduce time‑to‑market and modernize their IT environments. For our technology clients, which include hardware manufacturers and software companies, we provide a wide range of industry‑specific service offerings, including product management services, product architecture, engineering and quality assurance services, and professional services to support product implementation and integration. These clients often employ cutting‑edge technology and generally require strong technical skills and a deep understanding of the software product lifecycle.

Banking, financial services and insurance. We provide services to clients in the retail, wholesale and investment banking areas; financial transaction processors; and insurance companies encompassing life, property and casualty and health insurance. For our BFSI clients, we have developed industry specific services for each of these sectors, such as an account opening framework for banks, compliance services for financial institutions, and customer self‑service solutions for insurance companies. The need to rationalize and consolidate legacy applications is pervasive across these industries and we have tailored our platforming approach to address these challenges.

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

We also occasionally compete with in‑house IT departments, smaller vertically‑focused IT service providers and local IT service providers based in the geographic areas where we compete. For instance on the digital enablement side, we often compete with established digital services firms like Globant or EPAM systems, as well as smaller vendors that compete on the basis of local presence, pricing and niche solutions/capabilities.

We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, offshore IT service providers with facilities in less expensive geographies within India and lower cost, near shore centers established by our competitors to provide accelerated staffing alternatives at competitive pricing.

We believe that the principal competitive factors in our business include technical expertise and industry knowledge, a breadth of service offerings to provide one‑stop solutions to clients, a well‑developed recruiting, training and retention model, responsiveness to clients’ business needs, and quality of services. We believe that we compete favorably with respect to these factors. Many of our competitors, however, have significantly greater financial, technical and marketing resources and a greater number of IT professionals than we do. We cannot assure you that we will continue to compete favorably or that we will be successful in the face of increasing competition.

Human resources

Our human resource strategy in Virtusa is based on the philosophy of “ATTRACTRETAIN GROW”. Our human capital development framework is aligned to our ability to hire, retain and grow which allows us to invest in the development of our team members in a focused manner, while keeping our team members culturally anchored to our core values. We are able to accomplish this by focusing our people management strategy on six key components: recruiting, performance management, training and development, employee engagement and communication, as well as compensation and retention. Our people management strategy also includes engaging subcontractors at all of our locations, especially in niche or hard to hire skills, on an as needed basis for specific client engagements.

Recruiting. To satisfy our clients’ needs, we need to ensure that we hire the best in market. Our global recruiting and hiring process address our need for a large number of highly‑skilled team members. Our hiring strategy includes three critical components; create employer brand through various social channels; build campus relationships to improve quality; and sustain employee brand through market recognitions. We have successfully created a robust platform which helps us with a rigorous and efficient selection process to hire the best fit.

We have repeatedly won Candidate Experience Awards for delivering outstanding experiences to candidates throughout the recruitment process in geographies like North America and APAC. In our fiscal year 2019, we won Candidate Experience Awards in North America, APAC and United Kingdom.

Over the years our campus hiring program has become robust both in India and Sri Lanka. We have taken a step forward in campus reach by creating “Centre of Excellence” (COE) where we partner with colleges to develop IT curriculum, support and train their faculty and award sponsorships. Our COE initiative in India commenced in the year 2014 and has grown from five colleges to twenty-four colleges during our fiscal year 2019. We have established eighteen COEs in sixteen colleges spread across India. These COEs focus on current and futuristic skills like Java, Data Science, Big Data, Talend, Cloud, CRM, specialized testing, BPM, front end engineering and Adobe CQ. This has resulted in a reduction of in‑house training days post‑hiring. These programs have helped us improve the quality of hires, and decrease the time needed to make our team members project‑ready.

Performance management. We became one of the trend setters in the industry by taking the step of moving away from the traditional way of measuring employee performance and adopted a new platform called REPS (Real‑time Engagement and Performance Score). REPS is developed internally by our team and captures most of the performance areas on a real‑time basis. The platform focuses on the need of having a transparent and gamified performance system for our workforce. The platform also captures the engagement level of our team members, not just by measuring our team members on certain key performance areas, but also on measuring them on their self‑development, their teamwork and their impact on our overall organization. Real‑time performance data is visible to everyone, enabling a continuous feedback mechanism, which fosters trust, and empowers employees to be accountable for their performance in real time and not semi‑annually as in the earlier framework. We have a roadmap for scaling up for larger population in the coming years. We won the Silver International Stevie Award for HR Department of the Year for innovation in employee empowerment.

Training and development. While we focus on hiring the best talent, our primary focus is on developing and reskilling our team members to ensure our team members remain relevant from a technology standpoint. We also focus on social learning through digital platforms to enable our team members to collaborate and mentor each other in new technologies. In fiscal year 2019, we were able to deliver an average of 46 hours of training to our team members, resulting in higher deployment and higher retention as compared to the previous fiscal year. Virtusa has been recognized by ATD (Association for Talent Development) for the successful implementation of our Employee Learning week that we conducted in December 2017. A key continued focus area is leadership development. Virtusa has evolved the GOLD (Global One Leadership Development) Program in partnership with reputed training organizations to coach and build leaders who can manage large scale and strategic programs for the company.

Employee engagement and communication. We strongly believe that open communication is essential to our team‑oriented culture. Through regular company‑wide updates from senior management, complemented by team member sessions at the regional, local and account levels, as well as regular town hall sessions, we ensure that we engage and interact with all our employees to optimize individual career paths while fostering a team culture. We use a digital platform called RAVE for acknowledging each other on a real‑time basis on good work performed by our team members. We also use the platform to promote the pursuit of excellence, integrity, respect and leadership (PIRL) which are our core values. Yammer is another social digital business platform that we widely use to interact and share ideas and information with our colleagues. This strengthens collaboration and facilitates knowledge sharing, while driving transparency. We have been certified as one of the UK’s Top Employers for the 8th consecutive year, providing excellent employee conditions, nurturing talent, and striving to continuously improve employment practices.

Compensation. For compensation, we use a total reward strategy which strives to design, administer and communicate the most effective reward programs with maximum motivational impact to drive desired behaviors.  Our compensation strategy is based on a “3P” model which gives equal weight to Pay for Person (person premium based on competency assessment, skill and market demand); Pay for Position (position evaluation and market pay level) and Pay for Performance (individual contributions and organization’s performance). We consistently benchmark our compensation and benefits with relevant market data in the industry. Our compensation philosophy rewards performance by linking both variable compensation and salary increases to performance.

Retention. To attract, retain and motivate our team members, we seek to provide an environment that rewards entrepreneurial initiatives, adaptive leadership and performance. During the twelve months ended March 31, 2019, we experienced voluntary team member attrition at a rate of 16.4% and involuntary team member attrition at a rate of 9.1%. We remain committed to improving and sustaining our voluntary attrition levels consistent with our long‑term stated goals.

We ensure retention of the right talent in the organization through various initiatives like:

•	providing re‑skilling and development opportunities to our team members
•	sharing clear career paths with the team members and doing timely rotations so that team members get better exposure
•	providing team members opportunities to interact with our clients in their transformational journey
•	creating a transparent performance management system where team members can see each other’s achievements through leader boards, thus inducing a competitive yet healthy work culture
•	providing digital tools to ensure that team members are able to share their views cutting across all levels of the organization on a non‑moderated platform
•	ensuring that team members own their performance by focusing on self‑development, knowing how to contribute to the team, and being aware of how they can make an impact on the overall organization
•

adopting a system to manage our people‑related transactions in a more efficient way based mainly on self‑service modules, hence empowering our leaders and their team members to take faster and informed decisions related to people matters

At March 31, 2019, we had 21,745 team members worldwide. We also engage outside contractors from time to time to supplement our services on an as needed basis. None of our team members are covered by a collective bargaining agreement or represented by a labor union. We consider our relations with our team members to be good.

Network and infrastructure

Our global IT infrastructure is designed to provide uninterrupted service to our clients. Through a combination of targeted investments and a strong understanding of the emerging cybersecurity trends, we currently have a mature capability that can support any specific security and compliance requirements that our clients may have, in addition to the industry best‑in‑class safeguards that we already use to protect the client’s network and infrastructure.

We use a secure, high‑performance communications network to enable our clients’ systems to connect seamlessly to each of our offshore global delivery centers. We provide flexibility for our clients to operate their engagements from any of our offshore global delivery centers by using mainstream network topologies, including site‑to‑site virtual private networks, international private leased circuits and multiprotocol label switching. We also provide videoconferencing, voice conferencing and Voice over Internet Protocol capabilities to our global delivery teams and clients to enable clear and uninterrupted communication in our engagements, be it intra‑company or with our clients.

We monitor our network performance on a 24×7 basis to ensure high levels of network availability and periodically upgrade our network to enhance and optimize network efficiency across all operating locations. We use leased telecommunication lines to provide redundant data and voice communication with our clients’ facilities and among all of our facilities in Asia, the United States and Europe. We also maintain multiple sites across our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka, and the United States back‑up centers to provide for continuity of infrastructure and resources in the case of natural disasters or other events that may cause a business interruption.

Our network infrastructure is secured using two factor authentication for remote access, mobile device management, data loss prevention, advanced malware protection and periodic external vulnerability assessments and penetration testing. We are ISO 27001 and ISO 22301 certified in all our major delivery centers to safeguard clients’ and Virtusa’s own information assets, and believe that we meet all our clients’ stringent security requirements for ongoing business with them.

Intellectual property

We believe that our continued success depends in part on the skills of our team members, the ability of our team members to continue to innovate and our intellectual property rights. We rely on a combination of patent, copyright, trademark and design laws, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our team members and consultants that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. We have also designed procedures to generally control access to and distribution of our proprietary information. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered the mark “Virtusa” in the United States, the European Community and India and have filed for registration of “Virtusa” in Sri Lanka. We have registered in the United States the service marks “BPM Test Drive” which we use to describe our consulting service offering involving business process management or BPM project implementation and “ACCELERATING BUSINESS OUTCOMES,” which we use to describe the benefits of our services. We have one issued patent and several pending patent applications.

Our business involves the development of IT applications and other technology deliverables for our clients. Our clients usually own the intellectual property in the software applications that we develop for them. We generally implement safeguards designed to protect our clients’ intellectual property in accordance with their needs and specifications. Our means of protecting our and our clients’ proprietary rights, however, may not be adequate. Despite our efforts, we may be unable to prevent or deter infringement or other unauthorized use of our and our clients’ intellectual property. Legal protections afford only limited protection for intellectual property rights and the laws of India and Sri Lanka do not protect intellectual property rights to the same extent as those of the United States and the United Kingdom. Time‑consuming and expensive litigation may be necessary in the future to enforce these intellectual property rights.

In addition, we cannot assure you that our intellectual property or the intellectual property that we develop for our clients does not or will not infringe the intellectual property rights of others. Defending against such claims, even if they are not meritorious, could be expensive and divert our attention from operating our company. If we become liable to third parties for infringing upon their intellectual property rights, we could be required to indemnify our client(s), pay substantial damage awards and be forced to develop non‑infringing technology, obtain licenses, or cease delivery of the applications that contain the infringing technology.

Virtusa Sustainability Program

Our sustainability program is based on the following core elements: health and safety, environment, business continuity management, information security, labor standards and diversity, anti-bribery and corruption, and management engagement and social impact. Our sustainability program is backed by relevant certifications, policies, and employee training for these core areas. This includes certification for OHSAS 18001:2007 (health and safety), ISO 14001:2015 (environmental management), ISO 22301:2012 (business continuity), and ISO 27001:2013 (information security).

The significant environmental aspects of our business operations are managed through, our environmental management system. We have set metrics to monitor and target the reduction of greenhouse gas emissions, energy usage, and water usage. We also recycle e-waste and paper. We believe that this transparency and reporting has enabled us to improve our sustainability program continuously. As such, our emissions data for scopes 1, 2, and 3 have limited assurance under ISAE3000 from Ernst & Young. In addition, we report our emissions to the Carbon Disclosure Project (CDP), Climate Change program, and the Supply Chain program. In 2018, we received a performance rating of "B" (Management band), which is higher than the general average (B-) and the North American regional average (C). Our Supplier Engagement Rating for 2018 was “A-”.

We focus on strategic corporate social responsibility projects that provide long-term value. In 2018, we signed a memorandum of understanding with the Biodiversity Sri Lanka to partner in a forest restoration program, which aims to restore 10 hectares of degraded land in the Kanneliya Forest Reserve in Sri Lanka. The project will be carried out under the guidance of the Forest Department Sri Lanka and the technical expertise of the International Union for Conservation of Nature.

Business segments and geographic information

We view our operations and manage our business as one operating segment. For information regarding net revenue by geographic regions for each of the last three fiscal years, see Note 23 to our consolidated financial statements for the fiscal year ended March 31, 2019 contained in this Annual Report.

Our corporate and available information

We were originally incorporated in Massachusetts in November 1996 as Technology Providers, Inc. We reincorporated in Delaware as eRunway, Inc. in May 2000 and subsequently changed our name to Virtusa Corporation in April 2002. Our principal executive offices are located at 132 Turnpike Road, Suite 300, Southborough, Massachusetts 01772, and our telephone number at this location is (508) 389‑7300. Our website address is www.virtusa.com. We have included our website address as an inactive textual reference only. The information on, or that can be accessed through, our website is not part of, or incorporated by reference into, this Annual Report. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the investor relations page of our internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet website (https://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we make available our Code of Business Conduct and Ethics free of charge through our website. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the NASDAQ Stock Market by filing such amendment or waiver with the SEC and posting it on our website.

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

Except for the historical information in this Annual Report, various matters contained in this Annual Report include forward‑looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward‑looking statements made in this Annual Report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition. You should consider carefully the following risk factors, together with all of the other information included in this Annual Report. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.

Risks relating to our business

Our revenue is highly dependent on a small number of clients, and the loss of, or material reduction in, revenue from any one of our major clients could significantly harm our results of operations and financial condition.

We have historically earned, and believe that over the next few fiscal years we will continue to earn, a significant portion of our revenue from a limited number of clients. For our fiscal years ended March 31, 2019 and 2018, our top five clients accounted for approximately 42% and 39% of our total revenue, respectively. For the fiscal year ended March 31, 2019, Citi accounted for 18% of our total revenue. The loss of, or material reduction in, revenue from any one of our major clients could materially reduce our total revenue, harm our reputation in the industry and/or reduce our ability to accurately predict our revenue, net income and cash flow. The loss of, or material reduction in revenue from any one of our major clients could also adversely affect our gross profit and utilization as we seek to redeploy resources previously dedicated to that client. Generally, our clients retain us on a non‑exclusive, engagement‑by‑engagement basis, rather than under exclusive long‑term contracts and may typically terminate or reduce our engagements without termination related penalties. Accordingly, we cannot assure you that revenue from our major clients will not be significantly reduced in the future, including from factors unrelated to our performance or work product such as consolidation by or among our clients, or the acquisition of a client, decrease to a client’s spending budget or cost savings initiatives of our clients which may result in immediate lower external spend by our clients. Further, the loss of, or material reduction in, revenue from any one of our major clients has required us, and could in the future require us, to increase involuntary attrition. This could have a material adverse effect on our attrition rate and make it more difficult for us to attract and retain IT professionals in the future.

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

We depend on clients concentrated in specific industries, such as BFSI; we are therefore subject to enhanced risks relating to developments affecting these clients and industries that may cause them to reduce or postpone their IT spending.

In our fiscal year ended March 31, 2019, we derived substantially all of our revenue from clients in three industries: BFSI, C&T, and M&I. During our fiscal year ended March 31, 2019, we earned approximately 62% of our revenue from clients in the BFSI industries and our revenue from this industry vertical grew by approximately 14% from the prior fiscal year. Due to the Polaris acquisition, we have increased our industry concentration, most particularly in BFS. If any decline in the growth of the BFSI industries or large clients in such industries, particularly in the BFS or insurance industry, occurs, or if there is a significant consolidation in these industries or a decrease in growth or consolidation in other industry verticals on which we focus or impact of large clients in such industries, such events could materially reduce the demand for our services and negatively affect our revenue and profitability. If economic conditions weaken or slow, particularly in the industries in which we focus, our clients may significantly reduce or postpone their IT spending. Reductions in IT budgets, increased consolidation, or increased competition in these industries could result in an erosion of our client base and a reduction in our target market. Any reductions in the IT spending of companies in any one of these industries may reduce the demand for our services and negatively affect our revenue and profitability.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States, Europe (particularly, the United Kingdom), or other countries, which could result in lost revenue, lower gross margins, delays in or losses of client engagements and otherwise adversely affect our ability to meet our growth, revenue and profit projections.

The vast majority of our team members are Indian and Sri Lankan nationals. The ability of our IT professionals to work in the United States, the United Kingdom and other countries depends on our ability to obtain the necessary visas and entry permits, including the H‑1(B) visa in the United States. The U.S. government conducts a random lottery to determine which H‑1(B) applications will be adjudicated that year. Increasing demand for H‑1(B) visas, or changes in how the annual limit is administered, could limit our ability to access those visas. In recent years, the United States has increased the level of scrutiny in granting H‑1(B), L‑1 and other business visas. The H‑1(B) visa classification enables U.S. employers to hire qualified foreign workers in positions that require an education at least equal to a four‑year bachelor degree in the United States in specialty occupations such as IT systems engineering and systems analysis. The H‑1(B) visa usually permits an individual to work and live in the United States for a period of up to six years. Under certain circumstances, H‑1(B) visa extensions after the six‑year period may be available. H‑1(B) visa holders are required to be paid the higher of the actual wage or the prevailing wage for their position at the site of their employment.

In addition, there are strict labor regulations associated with the H‑1(B) visa classification, including disclosure, attestations and document retention. Employers who are H‑1(B) dependent (i.e. those with fifteen percent (15%) or more of their workforce on H‑1(B) visas) are potentially subject to additional disclosures, attestations and subject to specific affirmative recruitment requirements if the employees they sponsor for H‑1(B) visa do not qualify as “exempt” employees. An exempt employee is one who is either (a) paid an annual salary of at least $60,000 or (b) one who holds a masters or higher degree in a specialty occupation related to their employment. In September 2014, we became an “H‑1(B) Dependent Employer.” To avoid being subject to additional attestations, disclosures, and affirmative recruitment requirements, we do not sponsor employees for H‑1(B) visas who make less than $60,000 per year. As a “H‑1(B) Dependent Employer” our petitions are subject to greater scrutiny at the time of adjudication. All users of the H‑1(B) program are subject to periodic site visits from the United States Citizenship and Immigration Services, or USCIS, to verify their compliance with immigration and Labor Regulations. In addition, the Wage and Hour Division of the United States Department of Labor may also conduct H‑1(B) audits to verify compliance with labor regulations. A finding by the United States Department of Labor of willful or substantial failure by us to comply with existing regulations on the H‑1(B) classification may result in back‑pay liability, substantial fines, and/or a ban on future use of the H‑1(B) program and other immigration benefits. We are users of the H‑1(B) visa classification with respect to some of our key offshore workers who have relocated onsite to perform services for our clients. As a result of our H‑1(B) Dependent Employer status, we are likely subjected to more site visits and a higher level of scrutiny by USCIS and the US Department of Labor than Non‑Dependent Employers, each of which can negatively impact or delay our ability to staff onsite projects with offshore resources.

We also regularly transfer employees from our global subsidiaries, primarily those from India and Sri Lanka, to the United States to work on projects and at client sites using the L‑1 visa classification. The L‑1 visa allows companies abroad to transfer certain managers, executives and employees with specialized company knowledge to related United States companies such as a parent, subsidiary, affiliate, joint venture, or branch office. We have an approved “Blanket L Program,” under which the corporate relationships of our transferring and receiving entities have been pre‑approved by the USCIS, thus enabling individual L‑1 visa applications to be presented directly to a visa‑issuing United States consular post abroad rather than undergoing the individual petition pre‑approval process through USCIS in the United States. In recent years, both the United States consular posts that review initial L‑1 applications and USCIS, which adjudicates individual petitions for initial grants and extensions of L‑1 status, have become increasingly restrictive with respect to their interpretation of the regulations governing this category and all applications are subject to increased scrutiny. As a result, the rate of refusals of both individual and blanket L‑1 petitions and of extensions has materially increased. In addition, even where L‑1 visas are ultimately granted and issued, security measures undertaken by United States consular posts around the world have substantially delayed visa issuances as they are allowed the right to further scrutinize the visa and request additional supporting documentation. Any inability to bring, or delays in bringing, qualified technical personnel into the United States to staff on‑site customer locations would have a material adverse effect on our client engagements, our business, results of operations and financial condition. Due to these immigration delays, we may also be required to hire or subcontract resources locally to perform the work onsite, thus negatively impacting our gross margins and overall profitability.

Since 2010 U.S. immigration law has imposed enhanced filing fees on employers who are significantly dependent upon H‑1(B) and L‑1 visa holders. An employer whose overall count of full‑time employee equivalents consists of 50% or more of individuals holding H‑1(B) or L‑1 visas are subject to an enhanced filing fee. That enhanced fee is $4,000 and $4,500 for each new H‑1B or L‑1 petition filed respectively. We have been required to pay these enhanced fees, as the percentage of our overall U.S. based workforce holding H‑1(B) and L‑1 visa status remains above the 50% mark. While we closely monitor the visa makeup of our workforce in an attempt to minimize our exposure to such enhanced fees and make efforts to recoup these costs either directly from our clients or indirectly through our billing rates, these enhanced fees have had a negative impact on our gross profit and overall cost of operations and may continue to do so. Further growth and increased demand for our services will likely make it increasingly difficult for us to avoid the payment of these fees, thus impacting our gross margins and overall profitability.

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

Potential changes in U.S. immigration law, if approved into law, may increase our cost of revenue and may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. The U.S. Congress has been actively considering various proposals that would make extensive changes to U.S. immigration laws regarding the admission of high‑skilled temporary and permanent workers. Further, the current U.S. administration or Congress may seek to limit the admission of high‑skilled temporary and permanent workers and has issued and may continue to issue executive orders designed to limit immigration. Any such provisions may increase our cost of doing business in the United States and may discourage customers from seeking our services. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.

The potential risks and impact to our business if changes are made to immigration laws relating to use of H‑1(B) and L‑1 visas are approved could include:

•	Reduced ability to bring in foreign workers on an L‑1 or H‑1(B) visa
•	Increased scrutiny and requests for proof of eligibility on the use of L‑1 and H‑1(B) visas
•	Higher costs, including wages and benefits, for H‑1(B) and L‑1 visa holders
•	Elimination of our ability to pay the living expenses of an L‑1 visa holder on a tax‑free basis
•	Increased oversight by the Department of Labor (“DOL”) over issuance, use and administration of L‑1 visas, as the DOL currently only oversees H‑1(B) visas

Even if we are able to apply for, or obtain, such visas, we could incur substantial delays and costs in processing any such requests and our costs of operations could materially rise, thus materially and negatively impacting our gross margins and our statement of income. Any inability to obtain, or extended delays in obtaining, these visas, or any delays or inability to hire resources for existing or future client projects could materially delay or prevent our commencement or fulfillment of client projects, which could hamper our growth and cause our revenue to decline. In addition, we may have to hire or use local onsite resources at substantially higher wage levels, rather than using existing offshore resources to staff onsite engagements which would materially reduce our gross margins. Even if we use our offshore resources, we may have to put offshore resources on U.S. payroll at U.S. prevailing wage levels and full benefits, rather than the existing practice of being able to provide a per diem reimbursement to the offshore resource on a tax‑free basis to cover living expenses while onsite. Our costs of revenue could then substantially increase and our gross profit and our gross margins could then be materially and adversely affected. Any such delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

The international nature of our business exposes us to many complex risks, which may be beyond our control.

We have operations in the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia, Switzerland and Sweden and we serve clients across North America, Europe and Asia, and with the Polaris acquisition, added operations in Hong Kong, United Arab Emirates, New Zealand, Japan, Qatar, Mexico, Australia and Canada. For the fiscal years ended March 31, 2019, 2018 and 2017, revenue generated outside of the United States accounted for 29%, 35% and 35% of total revenue, respectively. Our corporate structure also spans multiple jurisdictions, with Virtusa Corporation incorporated in Delaware and its operating subsidiaries organized in India, Sri Lanka, the United Kingdom, Hungary, Germany, Singapore, Austria, Malaysia, Sweden, Switzerland, Mexico and the Netherlands, as well as Polaris and its operating subsidiaries which are incorporated in Australia, China, the United Arab

Emirates, Qatar, Japan and Canada. As a result, our international revenue and operations are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include:

•

changes in or interpretation of employment laws and regulations, including, without limitation, regulations requiring the withholding and contribution towards government sponsored employee benefit plans, including the provident fund and gratuity fund in India and Sri Lanka, with the amount of such contributions being determined by complex calculations which are subject to change and interpretation by the local governmental authorities; any changes or new interpretations to these regulations requiring us to increase our financial contributions to these plans (prospectively or retrospectively) may have a material adverse impact on our gross margins and operating margins.

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

Changes in tax laws or in their interpretation, enforcement or changes in economic policies could have a material impact our business.

Changes in general economic or political conditions in the United States or other regions could adversely affect our business. For example, the administration under President Donald Trump has put forth and may continue to propose significant changes with respect to a variety of issues, including fiscal, political, regulatory and other federal policies, international trade agreements, import and export regulations, tariffs and customs duties, foreign relations, and corporate governance laws, that could have a positive or negative impact on our business or that may adversely affect our business, and financial results.  In addition, the Organization for Economic Co-operation and Development recently published the Base Erosion and Profit Shifting action plans that are being adopted and implemented in various forms by countries where we do business which may subject us to higher taxes.  Our worldwide effective income tax rate may be impacted as a result of these recent developments, changes in interpretations and assumptions made and additional guidance that may be issued, and the successful implementation of ongoing and future actions we have or may take with respect to our corporate structure and intercompany arrangements. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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
•

our ability under generally accepted accounting principles in the United States (“GAAP”) to recognize the revenue associated with the services performed in the applicable fiscal period due to many factors, including having enforceable rights and obligations with our clients for such periods or our ability to produce the deliverables or meet the project milestones in accordance with agreed upon specifications or timelines in the applicable fiscal period and achieve revenue recognition under US GAAP

•	lengthening of sales cycles
•	the number, timing, scope and contractual terms of IT projects in which we are engaged
•	delays in project commencement or staffing delays due to immigration issues or our inability to assign appropriately skilled or experienced personnel
•	our ability to obtain visas or applicable work permits for offshore personnel to commence projects at a client site for new or existing engagements
•	our ability to forecast demand for our services and thereby maintain an appropriate number of team members
•	the accuracy of estimates of resources, effort, time and fees required to complete fixed‑price projects and costs, effort and time incurred in the performance of each project
•	changes in pricing in response to client demand and competitive pressures
•	our inability to manage the optimum mix of onsite and offshore staffing or required use of subcontractors
•	the mix of leadership and senior technical resources to junior engineering resources staffed on each project

•	unexpected changes in the utilization rate of our IT professionals
•

inability to collect our receivables from, or bill our unbilled services to, our clients due to our performance or client financial difficulties or client satisfaction with our performance, resulting in deferral of revenue recognition under GAAP, delays in collection and/or negative impact on our cash flows

•	seasonal trends, primarily our hiring cycle and the budget and work cycles of our clients
•	the ratio of fixed‑price contracts to time‑and‑materials contracts
•	employee wage levels and increases in compensation costs, including timing of promotions and annual pay increases, particularly in India and Sri Lanka
•

our ability to have the client reimburse us for travel and living expenses, especially the airfare and related expenses of our Indian and Sri Lankan offshore personnel traveling and working onsite in the United States or the United Kingdom

•	acquisitions, including transaction‑related costs and write‑downs from future impairments of identified intangible assets and goodwill, and other one‑time, non‑recurring projects
•	tax rate unpredictability
•	foreign currency volatility

As a result, our revenue and our operating results for a particular period are challenging to predict and may decline in comparison to corresponding prior periods regardless of the strength of our business. Our future revenue is also challenging to predict because we derive a substantial portion of our revenue from fees for services generated from short‑term contracts that may be terminated or delayed by our clients without penalty. In addition, a high percentage of our operating expenses, particularly related to salary expense, rent, depreciation expense and amortization of purchased intangible assets, are relatively fixed in advance of any particular quarter and are based, in part, on our expectations as to future revenue. If we are unable to predict the timing or amounts of future revenue accurately, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall and fail to meet our forecasts. Unexpected revenue shortfalls may also decrease our gross margins and could cause significant changes in our operating results from quarter to quarter. As a result, and in addition to the factors listed above, any of the following factors could have a significant and adverse impact on our operating results, could result in a shortfall of revenue and could result in losses to us:

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

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum, or Brexit Referendum. The Brexit Referendum was advisory, and the terms of any withdrawal are still subject to a negotiation and agreement by the U.K. government, leaving the exit process and time frame uncertain, if the exit process occurs at all. The Brexit Referendum has created political and economic uncertainty about the future relationship between the United Kingdom and the European Union and as to whether any other European countries may similarly seek to exit the European Union. As we have material operations in the United Kingdom and Europe and our global operations serve many customers with significant operations in those regions, our financial condition and results of operation may be impacted by such uncertainty.

For the fiscal year ended March 31, 2019, revenues from our customers in the United Kingdom and the rest of Europe represented 17% and 4%, respectively, of our consolidated revenues. A significant portion of our revenues from customers in the United Kingdom is generated in British pounds. This exposure subjects us to revenue risk with respect to our customers in the United Kingdom as well as to risk resulting from adverse movements in foreign currency exchange rates. In addition, for the fiscal year ended March 31, 2019, revenues from our BFSI customers represented 62% of our consolidated revenues. Uncertainty regarding future United Kingdom financial laws and regulations, the withdrawal terms of the United Kingdom from the European Union and the future trade terms between the United Kingdom and the European Union could negatively impact the financial services sector, including our customers in such sector, and as a consequence adversely impact our financial condition and results of operations. Further, it is uncertain what impact the withdrawal of the United Kingdom from the European Union, if it occurs at all, will have on general economic conditions in the United Kingdom, the European Union and globally. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

If we cannot attract and retain highly‑skilled IT professionals, our ability to obtain, manage and staff new projects and expand existing projects may result in loss of revenue and an inability to expand our business.

Our business is labor intensive and our ability to execute and expand existing projects and obtain new clients depends largely on our ability to hire, train and retain highly‑skilled IT professionals, particularly project managers, IT engineers and other senior technical personnel. The improvement in demand for global IT services has further increased the need for employees with specialized skills or significant experience in IT services, particularly at senior levels and those with special skills. Further, there is intense worldwide competition for IT professionals with the skills necessary to perform the services we offer. If we cannot hire and retain such additional qualified personnel, our ability to acquire, manage and staff new projects and to expand, manage and staff existing projects, may be materially impaired. We may then lose revenue and our ability to expand our business may be harmed. For example, in our fiscal year ended March 31, 2019, our voluntary attrition rate was 16.4%. We, and the industry in which we operate, generally experience high employee attrition and we cannot assure you that we will be able to hire or retain the number and quality of technical personnel necessary to satisfy our current and future client needs. We also may not be able to hire and retain enough skilled and experienced IT professionals to replace those who leave. Additionally, if we have to replace personnel who have left our company, we will incur increased costs not only in hiring replacements but also in training such replacements until they can become productive and billable to our clients. In addition, we may not be able to redeploy and retrain our IT professionals in anticipation of continuing changes in technology, evolving standards and changing client preferences. Our inability to attract and retain IT professionals, or delays or inability to staff needed resources on client engagements may cause client dissatisfaction, project and staffing delays in new and existing engagements, project cancellations, project losses, higher project costs and loss of revenue, resulting in decreases in profits and a material adverse effect on our business, results of operations, financial condition and cash flows.

The IT services market is highly competitive and our competitors may have advantages that may allow them to compete more effectively than we do to secure client contracts and attract skilled IT professionals.

The IT services market in which we operate includes a large number of participants and is highly competitive. Our primary competitors include offshore IT outsourcing firms and consulting and systems integration firms. We also occasionally compete with in‑house IT departments, smaller vertically focused IT service providers and local IT service providers based in the geographic areas where we compete. We expect additional competition from offshore IT outsourcing firms in emerging locations such as Eastern Europe, Latin America and China, as well as offshore IT service providers with facilities in less expensive geographies within India.

The IT services industry in which we compete is experiencing rapid changes in its competitive landscape. Some of the large consulting firms and offshore IT service providers with which we compete have significant resources and financial capabilities combined with a greater number of IT professionals. Many of our competitors are significantly larger and some have gained access to public and private capital or have merged or consolidated with better capitalized partners. These events have created and may in the future create, larger and better capitalized competitors. Our competitors may have superior abilities to compete for market share and compete against us for our existing and prospective clients. Our competitors may also have larger engagements with our existing or prospective clients which, due to our size and scale, may provide our competitors with significant advantages in any competitive bidding process. Our competitors may also be better able to use significant economic incentives, such as lower billing rates or non‑billable resources, to secure contracts with our existing and prospective clients or gain a competitive advantage by being able to staff engagements that we are unable to staff, due to our shortage of resources, our lack of special skill sets or immigration delays. Our competitors may also be better able to compete for and retain skilled professionals by offering them more attractive compensation or other incentives. These factors may allow our competitors to have advantages over us to meet client demands in an engagement requiring large numbers and varied types of resources with specific experience or skill‑sets that we may not have readily available in the short‑term or the long‑term. We cannot assure you that we can maintain or enhance our competitive position against current and future competitors. Our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations.

Any future acquisitions may be difficult to integrate, could divert the attention of key management personnel, materially disrupt our business, dilute stockholder value and materially adversely affect our financial results, including impairment of goodwill and other intangible assets, if we are unable to realize the expected revenue and synergy growth or efficiencies from these acquisitions.

For our recent acquisitions, as well as any future acquisitions, we may incur substantial risks, including:

•

inability to generate sufficient revenue or  revenue synergies growth to offset transaction costs or to maintain previous forecasts regarding revenue growth, profit margins and earnings per share forecasts

•

underperformance of the acquired company as compared to our forecasts, resulting in lower utilization, lower gross margins and operating margins, higher operating costs and lower profits from our previous forecasts

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

Our global nature of operations could also make it difficult for us to efficiently integrate acquired businesses or technologies into our ongoing operations and assimilate employees of those businesses into our culture and operations. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. We have completed eleven acquisitions from November 2009 to March 31, 2019, including the closing of the most recently completed Polaris and eTouch acquisitions. If we fail to successfully integrate these acquired companies or any company that we may acquire in the future and maintain their value, or if any existing or future acquired companies materially fail to perform in a manner consistent with our valuations or forecasts, we may suffer an impairment of our assets, resulting in an immediate charge to our consolidated statement of income. Any such failure to integrate an acquired company, or any impairment of intangible assets or goodwill of any such acquired company could have a material adverse impact on our consolidated balance sheet and consolidated statements of income.

There can be no assurance that our business, results of operations and financial condition or our cash needs will not be adversely affected by our incurrence of indebtedness or obligations incurred in connection with our issuance of convertible preferred stock.

On May 3, 2017, we issued to the Orogen Group, an independent private company focused on supporting growth‑oriented businesses, 3,000,000 shares of convertible preferred stock, which requires a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option, for an aggregate purchase price of $108.0 million with a maturity/redemption date of May 3, 2024 and an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). There is no guarantee that we will always be able make cash payments on our preferred stock, our stockholders will not suffer increased dilution due to terms of our outstanding convertible preferred stock or that we will realize any synergies or increases in revenue to offset any such dilution to our stockholders.

In addition to the Orogen Preferred Stock Financing, we have also incurred substantial indebtedness under a senior secured debt facility to finance the Polaris transactions, including the delisting process of Polaris, and the eTouch acquisition. On February 6, 2018, we entered into a $450.0 million credit agreement with a syndicated bank group, which amends and restates our prior $300.0 million credit agreement under the new credit facility, we drew down $180.0 million on the new term loan and $55.0 million on the new revolving credit facility to repay in full the prior credit facility and fund the Polaris delisting transaction. We are obligated to pay certain interest and amortization payments under this new credit facility. The term of the Credit Agreement is five years, ending February 6, 2023. As of March 31, 2019, the outstanding amount under the Credit Agreement was $367.0 million.

There is no guarantee that we will be able to service the interest and principal payments on our debt or make cash payments on our preferred stock or that our business, results of operations and financial condition will not be adversely affected by our incurrence of indebtedness or our stockholders will not suffer increased dilution due to terms of our outstanding convertible preferred stock.

We may incur additional indebtedness in the future, which may be significant. If we draw down from our credit facility, or if we want to pay required dividends in cash on our outstanding convertible preferred stock, we will be required to have sufficient cash available in the United States to pay scheduled installments, accrued interest and fees from time to time and at maturity on our term loan or for dividends on our preferred stock payments if we want to pay in cash and not pay our dividends in common stock which will increase the dilutive impact of the financing. If we do not have sufficient cash available in the United States or we fail to generate sufficient cash from operations in the United States, we may be unable to service the debt or pay dividends in cash on our convertible preferred stock or we may be required to repatriate earnings held by our foreign subsidiaries. Any such repatriation would cause us to accrue the applicable amount of taxes associated with such earnings at that time, which could have a material adverse effect on our results of operations. In addition, we may not have sufficient cash in the United States or abroad to make payments on our debt obligations or dividends in cash on our convertible preferred stock, which could cause us to seek additional debt or equity capital or restructure or refinance our existing indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations or dividend payments on our convertible preferred stock in cash or that we can avoid increased dilution to our stockholders under the terms of our convertible preferred stock.

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

In connection with the Polaris acquisition, delisting process and related transactions, as well as the eTouch acquisition, we entered into a credit facility for $450.0 million, which amends and restates our prior $300.0 million credit agreement and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed‑draw term loan, of which we have drawn down $71.0 million in term loan and $49.0 million from the line of credit to buy the Polaris shares, with $145.0 million remaining under the revolving credit facility. On May 3, 2017, we closed the Orogen Preferred Stock Financing, amended our credit agreement primarily to issue the convertible preferred stock and pay certain dividends with respect to the convertible preferred stock and used $81.0 million of the convertible preferred stock proceeds to repay part of our $200.0 million term loan.

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
•

limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements

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

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under our indebtedness our preferred stockholders. Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies which could limit our access to cash in non‑U.S. locations to fund our U.S. operations or otherwise make investments where needed.

In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets. We therefore may not have ready access to cash in geographies where we need to make investments. For instance, at March 31, 2019, we had approximately $223.1 million of cash, cash equivalents, short term investments and long‑term investments of which we hold approximately $172.0 million of cash, cash equivalents, short term investments and long‑term investments in non‑U.S. locations, particularly in India, Sri Lanka, Singapore and the United Kingdom. Cash in these non‑U.S. locations may not otherwise be available for servicing debt obligations, potential investment or use for operations in the United States or other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non‑U.S. locations. Moreover, even if we were to repatriate this cash back to the United States for use in U.S. investments, this cash could be subject to additional withholding taxes. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for repayment of debt, global operations or capital or other strategic investments. Our inability to access our cash where and when needed could impede our ability to service our debt obligations, make investments and support our operations.

We may face damage to our professional reputation and be subject to legal claims and litigation, including high and unexpected costs as a result of any litigation or client disputes, if our services do not meet our clients’ expectations or violate contractual terms with our clients.

Many of our projects involve technology applications or systems that are critical to the operations of our clients’ businesses and handle very large volumes of transactions. If we fail to perform our services correctly, we may be unable to deliver applications or systems to our clients with the promised functionality or within the promised time frame, or to satisfy the required service levels for support and maintenance. If a client is not satisfied with our services or products, including those of subcontractors we employ, we may not be able to invoice for our services, or if we do invoice, we may not be able to collect the fees due on such engagements and our business may suffer. Moreover, if we fail to meet our contractual obligations, our clients may terminate their contracts and we could face legal liabilities, and increased costs, including warranty or breach of contract claims against us. If we were not to prevail in the litigation, we may be required to refund all fees paid, reverse previously recognized revenues or pay damages suffered by the client which may exceed the value of the contract, despite limitation of liability provisions in the contract. If any adverse litigation or arbitration award were granted against us, we may not have reserved sufficiently (or at all, depending on the probability of outcome) for these losses and, as such, these losses could result in reversal of revenues or increased and unexpected financial losses which could have a material and negative impact on our statement of operations and cash position in the financial quarter and fiscal year in which the award was granted. Any failure in a client’s project could also result in a claim for substantial damages, our inability to recognize all or some of the revenue for the client project, potential reversals of revenue previously recognized, non‑payment of outstanding invoices, increased expenses due to increase in reserves for doubtful accounts, loss of future business with such client, increased costs due to non‑billable time of our resources dedicated to address any performance or client satisfaction issues, or litigation costs and expenses, regardless of our responsibility for such failure.

We may face difficulties in providing end‑to‑end business solutions or delivering complex and large projects for our clients that could cause clients to discontinue their work with us, which in turn could harm our business, results of operations and financial condition.

We have been expanding the nature and scope of our engagements and have added new service offerings across the industries we serve. The success of these service offerings depends, in part, upon continued demand for such services by our existing and prospective clients and our ability to meet this demand in a cost‑competitive and effective manner. To obtain engagements for such end‑to‑end solutions, we also are more likely to compete with large, well‑established international consulting firms, resulting in increased competition and pricing pressure. Accordingly, we cannot be certain that our new service offerings will effectively meet client needs or that we will be able to attract existing and prospective clients to these service offerings.

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

Failure to maintain effective internal control over financial reporting could result in a loss of investor confidence in our financial reports and have a material adverse effect on our stock price.

As a public company we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the rules and regulations of the Nasdaq Global Select Market and other applicable securities rules and regulations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.

Our efforts to comply with Section 404 and the related regulations regarding our required assessment of our internal control over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We consistently assess the adequacy of our internal control over financial reporting, remediate any control deficiencies that may be identified, and validate through testing that our control environment is functioning as documented. While we do not anticipate any material weaknesses, the inability of management and our independent registered public accounting firm to provide us with an unqualified report as to the adequacy and effectiveness, respectively, of our internal controls over financial reporting, including operations of any acquired businesses, such as Polaris or eTouch, in the applicable reporting period, for future year‑ends could result in adverse consequences to us, including, but not limited to, a loss of investor confidence in the reliability of our financial statements, which could cause the market price of our stock to decline.

Our management team and other personnel will need to devote a substantial amount of time to these compliance initiatives which extend to all of our subsidiaries, including Polaris and its subsidiaries. In particular, these increased obligations will require substantial attention from our senior management and divert its attention away from the day‑to‑day management of our business, which could materially and adversely affect our business operations.

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

Although we have adopted a six‑quarter cash flow hedging program to minimize the effect of any Indian rupee fluctuation on our financial condition, these hedges may not be effective or may cause us to forego certain potential benefits, especially given the volatility of the currency. In addition, to the extent that these hedges cease to qualify for hedge accounting, we may have to recognize the derivative instruments’ unrealized gains or losses in earnings prior to maturity. If we are unable to accurately forecast our Indian‑rupee denominated costs, we may lose our ability to qualify for hedge accounting. We cannot guarantee our ability to accurately forecast such expenses. In addition, as part of the Polaris acquisition, we have assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18‑month period. While these hedges are achieving their designed objective for Polaris, upon consolidation they may cause volatility in our U.S. dollar denominated revenue due to variations between monthly average and contract hedge rates when converting back to U.S. dollars in consolidation. Furthermore, we are exposed to foreign currency volatility related to other currencies including, the Swedish Krona, the Canadian dollar, the euro, the Singapore dollar, the Sri Lankan rupee, and the Australian dollar, which are either not hedged or not hedged in full. Any significant change as compared to the U.S. dollar could have a negative impact on our revenue, operating profit, and net income. Finally, as we continue to leverage our global delivery model, more of our expenses will be incurred in currencies other than those in which we bill for the related services. An increase in the value of these currencies, such as the Indian rupee or Sri Lankan rupee, against the U.S. dollar or U.K. pound sterling could increase costs for delivery of services at off‑shore sites by increasing labor and other costs that are denominated in the respective local currency.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anti‑corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti‑competition, data privacy and protection, employment and labor relations. Some of these legal regimes are in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time‑consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.

In particular, in many parts of the world, including countries in which we operate and/or seek to expand, it is possible that our employees, subcontractors or agents in the local business community might not conform to international business standards and could violate anti‑corruption laws, or regulations, including the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act (“FCPA”) which prohibit improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires covered companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these policies or procedures or applicable anti‑corruption laws, regulations or standards. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.

We may not be able to obtain, develop or implement new systems, infrastructure, procedures and internal controls that are required to support our operations, maintain cost controls, market our services and manage our relationships with our clients.

To manage our operations and growth effectively, we must continue to maintain and may need to enhance our IT infrastructure, financial and accounting systems and internal controls and manage expanded operations in several locations. We also must attract, integrate, train and retain qualified personnel, especially in the areas of accounting, internal audit and financial disclosure to ensure, among other outcomes, our accounting and internal controls comply with applicable rules, regulations and requirements to which Virtusa is subject, such as compliance with Sarbanes‑Oxley (“SOX”) and SEC rules and regulations. Further, we will need to manage our relationships with various clients, vendors and other third parties. We may not be able to develop and implement on a timely basis, if at all, the systems, infrastructure procedures and controls required to support our operations, including infrastructure management, and controls regarding usage and deployment of hardware and software, for performance of our services. Any failure by us to comply with these controls or our contractual obligations could result in legal liability to us, which would have a negative impact on our consolidated statements of income and consolidated balance sheets. Additionally, some factors, like changes in immigration laws or visa processing restrictions that limit our ability to engage offshore resources at client locations in the United States, the United Kingdom or other countries, are outside of our control. Our future operating results will also depend on our ability to develop and maintain a successful sales organization and processes that can ensure our ability to effectively monitor, manage and forecast our sales activities and resource needs. If we are unable to manage our operations effectively, our operating results could fluctuate from quarter to quarter and our financial condition could be materially adversely affected. If we do not continue to maintain and/or develop and implement the right processes and tools to manage our enterprise, our ability to compete successfully and achieve our business objectives could be impaired.

The failure to successfully and timely implement certain financial system changes to improve operating efficiency and enhance our reporting controls could harm our business.

We have implemented and continue to install several upgrades and enhancements to our financial systems. We expect these initiatives to enable us to achieve greater operating and financial reporting efficiency and also enhance our existing control environment through increased levels of automation of certain processes. Failure to successfully implement and execute these initiatives in a timely, effective and efficient manner could significantly increase our costs, distract our management, and result in the disruption of our operations, the inability to comply with our obligations under the Sarbanes-Oxley Act and the inability to report our financial results in a timely and accurate manner.

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

We intend to make increased investments in our existing global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. We may face cost overruns and project delays in connection with these facilities or other facilities we may construct or seek to lease in the future. Such delays may also cause us to incur additional leasing costs to extend the terms of existing facility leases or to enter into new short‑term leases if we cannot move into the new facilities in a timely manner. Such investment may also significantly increase our fixed costs, including an increase in depreciation expense. If we are unable to expand our business and revenue proportionately, our profitability would be reduced.

We may be audited by software vendors from whom we license or use their software to train our resources or serve our clients, which may result in claims for infringement, violations of license provisions, or other damages.

From time to time, we are subject to audit by our vendors from whom we license and use software to confirm compliance with usage and deployment requirements. If, as a result of these audits or otherwise, vendors believe that we have committed usage or deployment violations, we may be required to purchase software from these vendors, and we may be subject to claims of infringement or wrongful usage which may result in legal liability to us, including damages, legal fees and expenses. In addition to legal liability and related expense of any litigation, which may include damages and the obligations to purchase software from such software vendor, we may be prevented from using the vendor’s software in the future which may have a material and negative impact on our ability to service our customers, conduct training of our IT professionals and generally perform our services.

Negative public perception in the markets in which we sell services regarding offshore IT service providers and proposed anti‑outsourcing legislation may adversely affect demand for our services.

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

Cyber‑attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

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

In the course of providing services to our clients, we may have access to confidential client information, including nonpublic personal data. We are bound by certain agreements to use and disclose this information in a manner consistent with the privacy standards under regulations applicable to our clients and are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the General Data Protection Regulation (GDPR), the European Union‑wide legal framework to govern data collection, use and sharing and related consumer privacy rights and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including a team member of ours, misappropriates client confidential information, or if client confidential information is inappropriately disclosed due to a security breach of our computer systems, system failures or otherwise, or if a security breach occurs on a project on which we are engaged, we may have substantial liabilities to our clients or our clients’ customers and may incur substantial liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution. In addition, in the event of any breach or alleged breach of our confidentiality agreements with our clients, these clients may terminate their engagements with us or sue us for breach of contract, resulting in the associated loss of revenue and increased costs and damaged reputation. We may also be subject to civil or criminal liability if we are deemed to have violated applicable regulations. We cannot assure you that we will adequately address the risks created by the regulations to which we may be contractually obligated to abide.

In addition, as a global service provider with customers in a broad range of industries, we often have access to or are required to manage, utilize, collect and store sensitive data subject to various regulatory regimes, including but not limited to U.S. federal and state laws governing the protection of personal financial and health data and the GDPR. If unauthorized access to or disclosure of such data in our possession or control occurs or we otherwise fail to comply with applicable laws and regulations in this regard, we could be exposed to civil or criminal enforcement actions and penalties in connection with any violation of applicable data protection laws, as well as lawsuits brought by our customers, our customers’ customers, their clients or others for breaching contractual confidentiality and security provisions or data protection laws. Laws and expectations relating to data protections continue to evolve in ways that may limit our access, use and disclosure of sensitive data, and may require increased expenditures by us or may dictate that we not offer certain types of services.

In addition, many of our agreements with our clients do not include any limitation on our liability to them with respect to breaches of our obligation to keep the information we receive from them confidential. Although we have general liability insurance coverage, including coverage for errors or omissions, there can be no assurance that coverage will continue to be available on reasonable terms or will be sufficient in amount to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co‑insurance requirements, could have a material adverse effect on our business, results of operations and financial condition.

Interruptions or delays in service from our third‑party providers could impair our global delivery model, which could result in client dissatisfaction and a reduction of our revenue.

We depend upon third parties to provide a high‑speed network of active voice and data communications 24 hours per day and various satellite and optical links between our global delivery centers and our clients. Consequently, the occurrence of a natural disaster or other unanticipated problems with the equipment or at the facilities of these third‑party providers could result in unanticipated interruptions in the delivery of our services. For example, we may not be able to maintain active voice and data communications between our global delivery centers and our clients’ sites at all times due to disruptions in these networks, system failures or virus attacks. Any significant loss in our ability to communicate or any impediments to any IT professional’s ability to provide services to our clients could result in a disruption to our business, which could hinder our performance or our ability to complete client projects in a timely manner. This, in turn, could lead to substantial liability to our clients, client dissatisfaction, loss of revenue and a material adverse effect on our business, our operating results and financial condition. We cannot assure you that our business interruption insurance will adequately compensate our clients or us for losses that may occur. Even if covered by insurance, any failure or breach of security of our systems could damage our reputation and cause us to lose clients.

Some of our client contracts contain restrictions or penalty provisions that, if triggered, could result in lower future revenue and decrease our profitability.

We have entered in the past, and may in the future enter, into contracts that contain restrictions or penalty provisions that, if triggered, may adversely affect our operating results. For instance, some of our client contracts provide that, during the term of the contract and for a certain period thereafter ranging from six to twelve months, we may not use the same personnel to provide similar services to any of the client’s competitors. This restriction may hamper our ability to compete for and provide services to clients in the same industry. In addition, some contracts contain provisions that would require us to pay penalties or liquidated damages to our clients if we do not meet pre‑agreed service level requirements. If any of the foregoing were to occur, our future revenue and profitability under these contracts could be materially harmed.

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

We cannot be sure that our services or the deliverables that we develop and create for our clients do not infringe on the intellectual property rights of third parties and infringement claims may be asserted against us or our clients. As the number of patents, copyrights and other intellectual property rights in our industry increase, we believe that companies in our industry will face more frequent infringement claims. These claims may harm our reputation, distract management, increase costs and prevent us from offering some services to our clients. Historically, we have generally agreed to indemnify our clients for all expenses and liabilities resulting from infringement of intellectual property rights of third parties based on the services and deliverables that we have performed and provided to our clients. In some instances, the amount of these indemnities may be greater than the revenue we receive from the client. In addition, as a result of intellectual property litigation, we may be required to stop selling, incorporating or using products that use or incorporate the infringed intellectual property. We may be required to obtain a license or pay a royalty to make, sell or use the relevant technology from the owner of the infringed intellectual property. Such licenses or royalties may not be available on commercially reasonable terms, or at all. We may also be required to redesign our services or change our methodologies so as not to use the infringed intellectual property, which may not be technically or commercially feasible and may cause us to expend significant resources. Subject to certain limitations, under our indemnification obligations to our clients, we may also have to provide refunds to our clients to the extent that we must require them to cease using an infringing deliverable if we are unable to provide a work‑around or acquire a license to permit use of the infringing deliverable that we had provided to them as part of a service engagement. If we are obligated to make any such refunds or dedicate time to provide alternatives or acquire a license to the infringing intellectual property, our business and financial condition could be materially adversely affected.

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

We have subsidiaries in India and a significant portion of our business, fixed assets and human resources are located in India. As a result, our business is affected by foreign exchange rates and controls, interest rates, local regulations, changes in government policy, taxation, social and civil unrest and other political, economic or other developments in or affecting India. Since 1991, successive Indian governments have pursued policies of economic liberalization. In the past, the Indian economy has experienced many of the problems that commonly confront the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised, and continues to exercise, significant influence over many aspects of the Indian economy and Indian government actions concerning the economy could have a material adverse effect on private sector entities like us. In the past, the Indian government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development services industry. Programs that have benefited us include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment. Notwithstanding these benefits, as noted above, India’s central and state governments remain significantly involved in the Indian economy as regulators. In recent years, the Indian government has introduced non‑income related taxes, including the fringe benefit tax (which was repealed as of April 1, 2009) and General Sales Taxes (“GST”), and income‑related taxes, including the Minimum Alternative Tax. In addition, a change in government leadership in India or change in policies of the existing government in India that results in the elimination of any of the benefits realized by us from our Indian operations or the imposition of new taxes applicable to such operations could have a material adverse effect on our business, results of operations and financial condition. For instance, certain changes to the application of the Minimum Alternative Tax with respect to Special Economic Zone (“SEZ”) units may negatively impact our cash flows and other benefits enjoyed by us which could have a material adverse effect on our business, results of operations and financial condition.

Changes in the policies or political stability of the government of Sri Lanka could adversely affect economic conditions in Sri Lanka, which could adversely affect our business.

Historically, past incumbent governments have followed policies of economic liberalization. Changes in government policies, including those relating to taxation on income, could have a negative impact on our subsidiary, and the political, economic or social factors in Sri Lanka may affect these policies. We cannot assure you that the current government or future governments will continue these liberal policies.

Regional conflicts or terrorist attacks and other acts of violence or war in the United States, the United Kingdom, India, Sri Lanka, or other regions could adversely affect financial markets, resulting in loss of client confidence and our ability to serve our clients which, in turn, could adversely affect our business, results of operations and financial condition.

The Asian region has from time to time experienced instances of civil unrest and hostilities among neighboring countries, including between India and Pakistan. Since May 1999, military confrontations between India and Pakistan have occurred in Kashmir. Also, there have been military hostilities and civil unrest in Iraq and Afghanistan. Terrorist attacks, such as the ones that occurred in Sri Lanka in April 2019, Brussels in March 2016, Paris in November 2015, Boston on April 15, 2013, Mumbai on November 26, 2008, London on July 7, 2005, Bali on October 12, 2002, New York and Washington, D.C., on September 11, 2001, New Delhi on December 13, 2001, civil or political unrest and military hostilities in Sri Lanka and other acts of violence or war, including those involving India, Sri Lanka, the United States, the United Kingdom or other countries, may adversely affect U.S., U.K. and worldwide financial markets. Prospective clients may wish to visit several of our facilities, including our global delivery centers in India or Sri Lanka, prior to reaching a decision on vendor selection. Terrorist threats, attacks and international conflicts could make travel more difficult and cause potential clients to delay, postpone or cancel decisions to use our services. In addition, such attacks may have an adverse impact on our ability to operate effectively and interrupt lines of communication and restrict our offshore resources from traveling onsite to client locations, effectively curtailing our ability to deliver our services to our clients. These obstacles may increase our expenses and negatively affect our operating results. In addition, military activity, terrorist attacks, political tensions between India and Pakistan and, historically, conflicts within Sri Lanka, despite the current cessation of hostilities, could create a greater perception that the acquisition of services from companies with significant Indian or Sri Lankan operations involves a higher degree of risk that could adversely affect client confidence in India or Sri Lanka as a software development center, each of which would have a material adverse effect on our business.

Our net income may decrease if the governments of the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Sweden or Hungary adjust the amount of our taxable income by challenging our transfer pricing policies.

Our subsidiaries conduct intercompany transactions among themselves and with the U.S. parent company on an arm’s‑length basis in accordance with U.S. and local country transfer pricing regulations. The jurisdictions in which we operate could challenge our determination of arm’s‑length profit and issue tax assessments. Although the United States has income tax treaties with most countries in which we have operations, which should alleviate the risk of double taxation, the costs to appeal any such tax assessment and potential interest and penalties could decrease our earnings and cash flows.

The Indian taxing authorities issued assessment orders for the fiscal years ended March 31, 2004 to March 31, 2014 of our Indian subsidiary, Virtusa (India) Private Limited, now merged with and into our affiliate, Virtusa Consulting Services Private Limited and Virtusa Software Services Private Limited (referred to as “Virtusa India”). At issue in these assessments were several matters, the most significant of which was the redetermination of the arm’s‑length profit related to intercompany transactions. For fiscal year ended March 31, 2004 and 2005, we contested both assessments and also filed appeals with Indian tax authorities and U.S. Competent Authorities. Although we have settled certain tax obligations for the fiscal years ended March 31, 2004 and 2005, we have appealed certain other tax related matters affecting our fiscal year ended March 31, 2004 and 2005 with the Indian tax authorities. During the fiscal year ended March 31, 2005, we have appealed the redetermination of arm length pricing for transactions with our U.K. subsidiary. Although we have successfully resolved some issues we continue to appeal several other fiscal years’ assessments with the Indian tax authorities. If we do not prevail in our appeals, we may incur an additional legal liability and obligations to pay additional interest, penalties and costs related to such matters.

Our net income may decrease if the governments of India or Sri Lanka levy new taxes or reduce or withdraw tax benefits and other incentives provided to us.

Virtusa India is an export‑oriented company under the Indian Income Tax Act of 1961 and is entitled to claim tax exemption for each Software Technology Park (“STP”), which it operates. Virtusa India historically has operated STPs in Hyderabad and in Chennai. The income tax benefits of the STP in Hyderabad and Chennai expired on March 31, 2010 and 2011, respectively. Historically, however, substantially all of the earnings of both STPs qualified as tax‑exempt export profits. Although we believe we have complied with and were eligible for the STP holidays, the government of India may deem us ineligible for the STP holiday or make adjustments to the profit level in previous tax years, subject to the applicable statute of limitations, which could result in additional legal liability, including obligations to pay additional taxes, penalties, interest and other costs arising out of such matter. For instance, the Indian taxing authorities issued an assessment order for the fiscal years ended March 31, 2007 against Virtusa India related to the denial of all STP benefits for our Chennai STP on the basis that the STP was formed by the splitting up or the reconstruction of our Hyderabad STP. This matter is currently pending before the High Court of Hyderabad. We have filed appeals with the appropriate Indian tax authorities to appeal other years. We may incur additional legal liability and obligations to pay additional interest, penalties and costs related to such matter. We have appealed such assessments but we can make no assurance that our appeals will be successful.

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

In addition, our Sri Lankan subsidiary, Virtusa Private Ltd. (“Virtusa SL”), was approved as an export computer software developer by the BOI in 1998 and has been granted a tax holiday. Virtusa SL has negotiated various extensions and new arrangements of the original holiday period in exchange for further capital investments in Sri Lanka facilities. The most recent 12‑year tax holiday agreement, which expired on March 31, 2019, requires that we meet certain new job creation, retention and investment criteria. As of March 31, 2019, we believe we have met the job creation target. We have submitted the required details to BOI and are awaiting their confirmation. At March 31, 2019, we were eligible for the entire 12‑year tax holiday. Further, the Sri Lankan Department of Inland Revenue has challenged the eligibility of the initial year of our granted tax holiday. This challenge was affirmed by the Tax Appeals Commission based on their judgment that we did not meet the required investment commitments. However, during the fiscal year ended March 31, 2015, we received notice from the BOI certifying the tax holiday for all previously claimed years, including the initial year under challenge. If any such tax assessment were ruled against us, such a ruling may materially harm our business, operating results, and financial results and materially reduce our profitability.

Wage pressures and increases in government mandated benefits in India and Sri Lanka may reduce our profit margins.

Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States and Europe for comparably‑skilled professionals. However, wages in India and Sri Lanka are increasing, which will result in increased costs for IT professionals, particularly project managers and other mid‑level professionals. We may need to increase the levels of our team member compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition.

In addition, we contribute to benefit funds covering our employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the team members’ years of service and compensation. If the governments of India and/or Sri Lanka were to legislate increases to the benefits required under these plans or mandate additional benefits, our profitability and cash flows would be reduced.

Our facilities are at risk of damage by earthquakes, tsunamis, flooding and climate change induced natural disasters.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies, trade secrets and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, non‑disclosure agreements, other contractual arrangements and copyright, patent, and trademark laws to protect our intellectual property rights. However, existing laws of India and Sri Lanka do not provide protection of intellectual property rights to the same extent as provided in the United States. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other unauthorized use of our intellectual property. Thus, we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. Our competitors may be able to imitate or duplicate our services or methodologies. The unauthorized use or duplication of our intellectual property could disrupt our ongoing business, distract our management and team members, reduce our revenue and increase our costs and expenses. We may need to litigate to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could be extremely time‑consuming and costly and could materially adversely impact our business.

Risks related to our common stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock has at times experienced substantial price volatility as a result of variations between our actual and anticipated financial results, announcements by us and our competitors, projections or speculation about our business or that of our competitors by the media or investment analysts or uncertainty about current global economic conditions. The stock market, as a whole, also has experienced extreme price and volume fluctuations that have affected the market price of the common stock of many technology companies in ways that may have been unrelated to such companies’ operating performance. Furthermore, we believe the market price of our common stock should reflect future growth and profitability expectations. If we fail to meet these expectations, the market price of our common stock may significantly decline.

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

Certain provisions of Delaware law and of our certificate of incorporation and by‑laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us, even if such a change in control would be beneficial to our stockholders or result in a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:

•	a classified board of directors
•	limitations on the removal of directors
•	advance notice requirements for stockholder proposals and nominations
•	the inability of stockholders to act by written consent or to call special meetings
•	the ability of our board of directors to make, alter or repeal our by‑laws

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote is necessary to amend or repeal the above provisions that are contained in our certificate of incorporation. In addition, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval. Also, absent approval of our board of directors, our by‑laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

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

We both own and lease facilities to support our operations. At March 31, 2019, we leased 956,390 square feet and owned 922,150 square feet in four countries to deliver services globally to our clients, as set forth in the table below:

		Square	Square	Total
	Number of	Footage	Footage	Square	Lease
Country	Locations	Leased	Owned	Footage	period
India	23	529,481	922,150	1,451,631	1 ‑ 10 years
United States	14	206,030	—	206,030	1 ‑ 10 years
Sri Lanka	6	210,450	—	210,450	1 ‑ 4 years
Singapore	1	10,429	—	10,429	4 years
Total	44	956,390	922,150	1,878,540

In March 2008, we entered into a 99‑year lease, as amended in August 2008, with an option for an additional 99 years for approximately 6.3 acres of land in Hyderabad, India, where we have built a campus of approximately 325,000 square feet, and in relation with the Polaris acquisition, we own 597,150 square feet in India which is also listed in the above table under “Square Footage Owned”.

We have sales and business development offices located in New York, Chicago, the United Kingdom, Germany, Austria, Japan, Qatar, Mexico, United Arab Emirates, Switzerland, Hong Kong, the Netherlands, Australia and New Zealand. We also have sales and delivery offices in Sweden, New Jersey, Indianapolis, Ohio, Tampa, Windsor, Connecticut, Canada, Hungary, and Malaysia. These leases vary in duration and have expiration dates ranging from one year to eleven years.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq Global Select Market under the symbol “VRTU”.

As of May 21, 2019, there were approximately 30,151,009 shares of our common stock outstanding held by approximately 70 stockholders of record and the last reported sale price of our common stock on the Nasdaq Global Select Market on May 21, 2019 was $43.57 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 for information regarding securities authorized for issuance under our equity compensation plans. Such information is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended March 31, 2019.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Except for sales of unregistered securities that have been previously reported by the Company in either its quarterly reports on Form 10‑Q or current reports on Form 8‑K, there were no sales of unregistered securities of the Company during the period covered by this Annual Report.

Issuer Purchases of Equity Securities

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended March 31, 2019, we withheld an aggregate of 84,028 shares of restricted stock at a weighted average price of $50.77 per share.

Item 6. Selected Financial Data.

The selected historical financial data set forth below at March 31, 2019 and 2018 and for the fiscal years ended March 31, 2019, 2018 and 2017 are derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10‑K. The selected historical financial data at March 31, 2017, 2016 and 2015 and for the fiscal years ended March 31, 2016 and 2015 are derived from our consolidated financial statements which are not included elsewhere in this Annual Report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

Consolidated statements of income data

	Fiscal Year Ended March 31,
	2019 (1)	2018	2017	2016	2015
	(In thousands, except share and per share amounts)
Revenue	$1,247,863	$1,020,669	$858,731	$600,302	$478,986
Costs of revenue	884,652	725,445	620,950	389,310	304,422
Gross profit	363,211	295,224	237,781	210,992	174,564
Operating expenses	292,943	248,837	219,410	165,672	121,996
Income from operations	70,268	46,387	18,371	45,320	52,568
Other income (expense)	(32,104)	(4,551)	447	12,349	4,832
Income before income tax expense	38,164	41,836	18,818	57,669	57,400
Income tax expense	20,473	32,888	2,561	12,649	14,954
Net income	$17,691	$8,948	$16,257	$45,020	$42,446
Less: Net income attributable to the noncontrolling interests, net of tax	1,545	7,694	4,399	218	—
Net income available to Virtusa stockholders	$16,146	$1,254	$11,858	$44,802	$42,446
Less: Series A Convertible Preferred Stock dividends and accretion	4,350	3,963	—	—	—
Net income (loss) available to Virtusa common stockholders	$11,796	$(2,709)	$11,858	$44,802	$42,446
Basic earnings (loss) per share available to Virtusa common stockholders	$0.40	$(0.09)	$0.40	$1.53	$1.48
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.38	$(0.09)	$0.39	$1.49	$1.44
Weighted average number of common shares outstanding:
Basic	29,817,526	29,397,350	29,650,026	29,233,861	28,753,102
Diluted	30,659,654	29,397,350	30,215,171	30,004,982	29,555,624

(1)	Amounts reflect the adoption of Accounting Standard Codification Topic 606 “Revenue from Contracts with Customers” using the modified retrospective method

Consolidated balance sheets data

	At March 31,
	2019	2018	2017	2016	2015
	(In thousands)
Cash and cash equivalents	$189,676	$194,897	$144,908	$148,986	$124,802
Working capital	$366,257	$332,635	$354,480	$387,515	$286,034
Total assets	$1,132,473	$1,113,180	$923,420	$980,012	$489,737
Long‑term debt, less current portion	$351,320	$288,227	$176,722	$185,633	$—
Series A Convertible Preferred Stock	$107,161	$106,996	$—	$—	$—
Redeemable noncontrolling interest	$23,576	$—	$—	$—	$—
Noncontrolling interests	$—	$17,460	$87,984	$152,942	$—
Virtusa stockholders’ equity	$390,774	$418,623	$497,032	$475,013	$423,775

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of our operations should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. The following discussion contains forward‑looking statements. Actual results may differ significantly from those projected in the forward‑looking statements. Factors that might cause future results to differ materially from those projected in the forward‑looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of digital engineering and information technology (“IT”) outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking, financial services insurance healthcare, communications, technology, and media and entertainment, as these clients seek to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, unique platforming methodology, and deep domain and technology expertise.

Our services enable our clients to accelerate business outcomes by consolidating, rationalizing and modernizing their core customer‑facing processes into one or more core systems. We deliver cost‑effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We also use our consulting methodology, which we refer to as Accelerated Solution Design (“ASD”), which is a collaborative decision‑making and design process performed with the client to ensure our solutions meet the client’s specifications and requirements. Our industry leading business transformational solutions combine deep domain expertise with our strengths in software engineering and business consulting to support our clients’ business imperative initiatives across business growth and IT operations.

Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Qatar, Mexico, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as multiple near shore delivery centers in the United States.

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we acquired all of the outstanding shares of eTouch Systems Corp (“eTouch US”), and its Indian subsidiary, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) for approximately $140.0 million in cash, subject to certain adjustments. We agreed to pay the purchase price in three tranches, with $80.0 million paid at closing, $42.5 million on the 12‑month anniversary of the close of the transaction, and $17.5 million on the 18‑month anniversary of the close of the transaction, subject in each case to certain adjustments. As part of the acquisition, we set aside up to an additional $15.0 million for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction.

On May 3, 2017, we entered into an investment agreement with The Orogen Group (“Orogen”) pursuant to which Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108.0 million with an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa’s Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth‑oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

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

In connection with the investment, we repaid $81.0 million of our outstanding senior term loan, and our board of directors approved the repurchase of approximately $30.0 million of our common stock.

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”), acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018, when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the fiscal year ended March 31, 2019, Virtusa India purchased 4,669,716 shares, or 4.5%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $32.0 million. At March 31, 2019, if all the remaining outstanding shares (approximately 3.13%) of Polaris were tendered at the Exit Price, we would pay additional consideration of approximately $22.3 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. To fund the eTouch acquisition and Polaris delisting offer, we drew down from our credit facility. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). As of March 31, 2019, the outstanding amount under the Credit Agreement was $367.0 million.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Acts (the “Tax Act”). The Tax Act contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018. The Tax Act also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. During the fiscal year ended March 31, 2019, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit. (See Note 16 to the consolidated financial statements for further information).

Financial overview

At March 31, 2019, we had 21,745 employees, or team members, an increase from 20,491 at March 31, 2018. For the fiscal year ended March 31, 2019, we had revenue of $1,247.9 million, and income from operations of $70.3 million. In our fiscal year ended March 31, 2019, our revenue increased by $227.2 million, or 22.3%, to $1,247.9 million, as compared to $1,020.7 million in our fiscal year ended March 31, 2018. Our net income increased from a net loss of $(2.7) million in our fiscal year ended March 31, 2018 to a net income of $11.8 million in our fiscal year ended March 31, 2019.

The key drivers of the increase in revenue in our fiscal year ended March 31, 2019, as compared to our fiscal year ended March 31, 2018, were as follows:

•	Revenue from the eTouch acquisition
•	Broad based growth, particularly in our top ten clients
•	Broad revenue growth in our industry groups, particularly banking, insurance and healthcare
•	Revenue growth in North America

The key drivers of our increase in net income in our fiscal year ended March 31, 2019, as compared to our fiscal year ended March 31, 2018, were as follows:

•	Higher revenue, particularly in our top ten clients, including accelerated growth in banking, insurance and healthcare
•	Increase in gross profit due to higher revenue
•	Decrease in operating expense as a percentage of revenue, reflecting a larger revenue base
•	Normalization of tax expense as a result of previously taken adjustments principally related to the repatriation tax and re‑measurement of deferred tax assets in connection with the Tax Act
•	Substantial decrease in noncontrolling interest expense related to Polaris acquisition partially offset by:

•

Substantial increase in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar

•	Increase in interest expense related to an increase in our outstanding debt under our credit facility

High repeat business and client concentration are common in our industry. During the fiscal year ended March 31, 2019, 91% of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long‑term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

For the fiscal years ended March 31, 2019, 2018 and 2017, we generated 54%, 56%, and 59%, respectively, of revenue from application outsourcing and 46%, 44% and 41%, respectively, of revenue from consulting services. We perform our services under both time‑and‑materials and fixed‑price contracts. Revenue from fixed‑price contracts was 41%, 41%, and 43% of total revenue for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The revenue earned from fixed‑price contracts reflects our clients’ preferences.

At March 31, 2019, we had cash and cash equivalents, short‑term and long‑term investments, which is a non‑GAAP measure, of $223.1 million, as compared to $244.9 million at March 31, 2018.

From time to time, we have also supplemented organic revenue growth with acquisitions. These acquisitions have focused on adding domain expertise, expanding our professional services teams and expanding our client base. For instance, during the fiscal year ended March 31, 2018, we completed the acquisition of eTouch, which expands our digital solution offerings and during the fiscal year ended March 31, 2016, we acquired Polaris, which expanded our banking and financial services offerings and domain expertise as described above. We expect that for our long‑term growth, from time to time, we will continue to seek evolving market opportunities through a combination of organic growth and acquisitions.

For the fiscal year ending March 31, 2020, we expect the following factors, among others, to affect our business and our operating results:

•	Demand from our clients, particularly for transformational and digital solutions and outsourcing services
•	Our clients' dual mandate of simultaneously achieving cost savings while investing in transformation and innovation
•	Ability to leverage our deep domain expertise to provide digital transformational solutions across our industry groups
•	Discretionary spending by our clients may be negatively affected by international trade policies as well as other macroeconomic factors
•	Uncertainty related to the potential economic and regulatory impacts of the 2016 United Kingdom referendum to exit the European Union (the "Brexit Referendum");
•	Uncertainty regarding regulatory changes, including potential regulatory changes with respect to immigration and taxes;
•	Foreign currency volatility

For the fiscal year ending March 31, 2020, we plan to:

•	Invest in and develop intellectual property based solutions to provide to our clients and increase non-linear revenue
•	Align our practices to provide digital transformation services across our core industry groups such as banking, financial services and insurance (“BFSI”), communication and technology (“C&T”) and M&I
•	Invest in domain‑led transformational solutions within core verticals like banking, healthcare, insurance and telecommunications
•	Continue our focus on client acquisition and expansion of revenue gained from existing clients, particularly our non‑top ten clients
•	Leverage our expertise in customer experience management, business process management, user interface (“UI”)/user experience (“UX”) and SAP
•	Deepen our domain expertise in our service offerings related to enterprise mobile applications, social media, gamification, big data analytics, robotics process automation, and cloud computing
•	Broaden our business and IT consulting and solutions capabilities related to our service offerings

•	Continue to invest in our talent base, including new onsite campus recruitment programs, training and talent engagement programs, with a focus on re-skilling and digital technologies
•	Implement resource and operating optimization initiatives to continue to improve operating efficiencies
•	Deepen our solution and service offerings across the software development lifecycle, including application support and maintenance and independent software quality‑assurance
•	Focus on growing our business in Europe and Asia Pacific where we believe there are opportunities to gain market share
•	Continue to invest in new and existing offshore delivery centers, as well as new geographies
•	Pursue opportunistic acquisitions that would improve or broaden our overall service delivery capabilities, domain expertise, and/or service offerings.

As an IT services company, our revenue growth has been, and will continue to be, highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. For the fiscal year ended March 31, 2019, we finished the fiscal year with a total headcount of 21,745 as compared with a total headcount of 20,491 for the fiscal year ended March 31, 2018, which reflects voluntary and involuntary attrition. There is intense competition for IT professionals with the skills necessary to provide the type of services we offer. We closely monitor our overall attrition rates and patterns to ensure our people management strategy aligns with our growth objectives. For the last twelve months ended March 31, 2019, our attrition rate reflects voluntary attrition of 16.4% and involuntary attrition of 9.1%. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

We monitor a number of operating metrics to manage and assess our earnings, including:

•

Days sales outstanding (“DSO”) is a measure of the number of days our accounts receivable are outstanding based upon the last 90 days of revenue activity, which indicates the timeliness of our cash collection from clients and our overall credit terms to our clients. At March 31, 2019, our DSO was 76 days compared to 78 days at March 31, 2018.

•

Realized billing rates are the rates we charge our clients for our services, which reflect the value our clients place on our services, market competition and the geographic location in which we perform our services. Our realized billing rates have remained relatively consistent subject to foreign currency exchange fluctuation for our fiscal year ended March 31, 2019 as compared to our fiscal year ended March 31, 2018. Any increase in realized billing rates is a result of our ability to successfully preserve or increase our billing rates with existing and/or new clients.

•

Average cost per IT professional is the sum of team member salaries, including variable compensation, and fringe benefits, divided by the average number of IT professionals during the period. We experienced an increase in our average cost per IT professional in our fiscal year ended March 31, 2019 as compared to our fiscal year ended March 31, 2018, primarily driven by competition and mix of resources.
•

Utilization rate indicates the efficiency of our billable IT resources. Our utilization rate is defined as the number of billable hours in a given period divided by the total number of available hours of our IT professionals in a given period, excluding trainees. We track our utilization rates to measure revenue potential and gross profit margins. Management’s target for the utilization rate is in the low 80% range. Our utilization rates were 83%, 83% and 77% for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The utilization rate is affected by the rate of quarterly sequential revenue growth, as well as ability to staff existing IT professionals on billable engagements. In growth periods, utilization tends to rise as more resources are deployed to meet rising demand. Utilization rates above the targeted range may also indicate that there are insufficient IT professionals to staff existing or future engagements, which may result in loss of revenue or inability to service client engagements.

•

Attrition rate is the ratio of terminated team members during the latest twelve months to the total number of team members at the end of such period, which measures team member turnover. Increased voluntary attrition rates result in increased hiring, training and on‑boarding costs and productivity losses, which may adversely affect our revenue, gross margin and operating profit margin. For the last twelve months ended March 31, 2019, our attrition rate was 25.5%, which reflects voluntary attrition of 16.4% and involuntary attrition of 9.1%. Our attrition rate for the fiscal year ended March 31, 2018 was 18.8%, which reflects voluntary attrition of 11.8% and involuntary attrition of 7.0%, which includes 3.4% related to implementation of certain cost saving and restructuring initiatives.

•

Operating expense efficiency is a measure of operating expenses as a percentage of revenue. If we continue to successfully grow our revenue, we anticipate that operating expenses will decrease as a percentage of revenue as such expenses are absorbed across a larger revenue base. In the near term, however, any operating expense efficiency may decline if our revenue declines.

•

Effective tax rate is our worldwide tax expense as a percentage of our consolidated net income before tax, which measures the impact of income taxes worldwide on our operations and net income. We monitor and assess our effective tax rate to evaluate whether our tax structure is competitive as compared to our industry. Our effective tax rate was 53.6% and 78.6% for the fiscal years ended March 31, 2019 and 2018, respectively. Our effective tax rate decreased primarily due to normalization of tax expense as a result of previously taken adjustments, principally related to the repatriation tax and re‑measurement of deferred tax assets in connection with the Tax Act offset in part by the global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) during the fiscal year ended March 31, 2019. Increases in our effective tax rate or a high effective tax rate will also have a negative effect on our earnings in future periods.

•

Onsite‑to‑offshore mix is the measurement of hours billed by resources located offshore to hours billed by our team members onsite over a defined period. We strive to manage both fixed‑price contracts and time‑and‑materials engagements to a targeted 30% to 70% onsite‑ to‑offshore service delivery team mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

Sources of revenue

We generate revenue by providing IT services to our clients located primarily in North America and Europe. We have historically earned, and believe that over the next few fiscal years we will continue to earn a significant portion of our revenue from a limited number of clients. For the fiscal year ended March 31, 2019, collectively, our five largest and ten largest clients accounted for 42% and 55% of our revenue, respectively. Our largest client accounted for 18% of our revenue for the fiscal year ended March 31, 2019. The loss of any one of our major clients could reduce our revenue and operating profit and harm our reputation in the industry. During the fiscal year ended March 31, 2019, 71% of our revenue was generated in North America, 21% in Europe and 8% in rest of the world. We provide IT services on either a time‑and‑materials or a fixed‑price basis. For the fiscal year ended March 31, 2019, the percentage of revenue from time‑and‑materials and fixed‑price contracts was 59% and 41%, respectively.

Our North America revenue for the fiscal year ended March 31, 2019 increased by 33%, or $218.5 million, to $884.1 million, or 71% of total revenue, from $665.6 million, or 65.2% of total revenue in the fiscal year ended March 31, 2018. The increase in revenue for the fiscal year ended March 31, 2019 is primarily due to revenue growth from our banking, insurance and healthcare clients.

Our European revenue for the fiscal year ended March 31, 2019 increased by 8%, or $19.4 million, to $262.0 million, or 21% of total revenue, from $242.6 million, or 23.8% of total revenue in the fiscal year ended March 31, 2018. The increase in revenue for the fiscal year ended March 31, 2019 is primarily due to revenue growth from our European banking and telecommunications clients.

Revenue from services provided on a time‑and‑materials basis is derived from the number of billable hours in a period multiplied by the contractual rates at which we bill our clients. Revenue from services provided on a fixed‑price basis is recognized as efforts are expended generally on an input method. Revenue also includes reimbursements of travel and out‑of‑pocket expenses with equivalent amounts of expense recorded in costs of revenue. Most of our client contracts, including those that are on a fixed‑price basis, can be terminated by our clients with or without cause on 30 to 90 days prior written notice. All fees for services provided by us through the date of cancellation are generally due and payable under the contract terms.

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

The proportion of work performed at our offshore facilities and at onsite client locations varies from period‑to‑period. Effort, in terms of the percentage of hours billed to clients by onsite resources, was 28% and 26% of total hours billed in each of the fiscal years ended March 31, 2019 and 2018, respectively, while the revenue from resources located onsite and offshore accounted for 59% and 41% respectively in the fiscal year ended March 31, 2019, and 58% and 42% respectively during the fiscal year ended March 31, 2018. We charge higher rates and incur higher compensation costs and other expenses for work performed at client locations in the United States, the United Kingdom and Europe as compared to work performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. Services performed at client locations or at our offices in the United States or the United Kingdom generate higher revenue per‑capita at lower gross margins than similar services performed at our global delivery centers in Asia, particularly our largest centers in India and Sri Lanka. We manage to a targeted 30% to 70% onsite‑to‑offshore service delivery mix, although such delivery mix may be impacted by several factors including our new and existing client delivery requirements as well as the impact of any acquisitions.

Costs of revenue and gross profit

Costs of revenue consist principally of payroll and related fringe benefits, reimbursable and non‑reimbursable costs, immigration‑related expenses, fees for subcontractors working on client engagements and share‑based compensation expense for IT professionals including account management personnel. Wage costs in India and Sri Lanka have historically been significantly lower than wage costs in the United States, Europe and rest of the world for comparably‑skilled IT professionals. However, wages in India and Sri Lanka are increasing in local currency, which will result in increased costs for IT professionals, particularly project managers and other mid‑level professionals. We may need to increase the levels of our team member compensation more rapidly than in the past to remain competitive without the ability to make corresponding increases to our billing rates. Compensation increases may reduce our profit margins, make us less competitive in pricing potential projects against those companies with lower cost resources and otherwise harm our business, operating results and financial condition. We deploy a campus hiring philosophy and encourage internal promotions to minimize the effects of wage inflation pressure and recruiting costs. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of services.

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

Operating expenses

Operating expenses consist primarily of payroll and related fringe benefits, commissions, selling and marketing as well as promotion, communications, management, finance, administrative, occupancy, share‑based compensation and depreciation and amortization expenses. In the fiscal years ended March 31, 2019, 2018, and 2017, we invested in all aspects of our business, including sales, marketing, IT infrastructure, facilities, human resources programs and financial operations. Additionally, any material appreciation in the Indian rupee or Sri Lankan rupee against the U.S. dollar or U.K. pound sterling could have a material adverse impact on our cost of operating expenses.

Other income (expense)

Other income (expense) includes interest income, interest expense, investment gains and losses, foreign currency transaction gains and losses and disposal of fixed assets. We generate interest income by investing in time deposits, money market instruments, short‑term investments and long‑term investments. We incur interest expense primarily from our long‑term debt and amortization of our debt issuance cost. The functional currencies of our subsidiaries are their local currencies, except for Hungary which operates in the euro and certain Netherlands entities which operate in the U.S. dollar. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee, Sri Lankan rupee, Swedish Krona (“SEK”), euro, U.K. pound sterling and the Singapore dollar, against the U.S. dollar on intercompany transactions. This includes fluctuations on an Indian rupee denominated intercompany note in a U.S. dollar functional currency entity in the Netherlands that was put in place as part of the structuring of the Polaris acquisition. At March 31, 2019, the approximate value of the intercompany note was $288.0 million (Indian rupee 20,000 million). We place our cash in liquid investments at highly‑rated financial institutions, as well as in money market funds, fixed income securities, U. S. dollar denominated corporate bonds, agency bonds and government bonds based on our investment policy approved by our audit committee and board of directors. We believe that our credit policies reflect normal industry terms and business risk.

Income tax expense

Our net income is subject to income tax in those countries in which we perform services and have operations, including the United States, the United Kingdom, the Netherlands, India, Sri Lanka, Germany, Singapore, Austria, Hungary, Malaysia and Sweden. In the fiscal year ended March 31, 2019, our effective tax rate was impacted by the Tax Act, the mix of income by jurisdiction and availability and term of certain tax holidays during the fiscal year ended March

31, 2019. Historically, we have benefited from long‑term income tax holiday arrangements in both India and Sri Lanka that are offered to certain export‑oriented IT services firms. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate as compared to the statutory rates in the countries in which we generate the substantial portion of our revenue. The effect of the income tax holidays in India and Sri Lanka decreased our income tax expense in the fiscal years ended March 31, 2019 and 2018 by $5.8 million and $7.7 million, respectively. However, our tax expense decreased by $12.4 million in the fiscal year ended March 31, 2019 compared to our tax expense for our fiscal year ended March 31, 2018. The decrease in the tax expense and effective tax rate for the fiscal year ended March 31, 2019 was primarily due to normalization of tax expense as a result of previously taken adjustments,  principally related to the repatriation tax and re‑measurement of deferred tax assets in connection with the Tax Act offset in part by GILTI and BEAT during the fiscal year ended March 31, 2019.

Our effective tax rate was 53.6% and 78.6% for each of the fiscal years ended March 31, 2019 and 2018 respectively. Our effective tax rate in future periods will be affected by the Tax Act, the geographic distribution of our earnings, as well as the availability of tax holidays in India, Sri Lanka and Malaysia.

Results of operations

Fiscal year ended March 31, 2019 compared to fiscal year ended March 31, 2018

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2019 and 2018:

	Fiscal Year Ended
	March 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue	$1,247,863	$1,020,669	$227,194	22.3%
Costs of revenue	884,652	725,445	159,207	21.9%
Gross profit	363,211	295,224	67,987	23.0%
Operating expenses	292,943	248,837	44,106	17.7%
Income from operations	70,268	46,387	23,881	51.5%
Other expense	(32,104)	(4,551)	(27,553)	605.4%
Income before income tax expense	38,164	41,836	(3,672)	(8.8)%
Income tax expense	20,473	32,888	(12,415)	(37.7)%
Net income	17,691	8,948	8,743	97.7%
Less: net income attributable to noncontrolling interests, net of tax	1,545	7,694	(6,149)	(79.9)%
Net income available to Virtusa stockholders	16,146	1,254	14,892	1,187.6%
Less: Series A Convertible Preferred Stock dividends and accretion	4,350	3,963	387	9.8%
Net income (loss) attributable to Virtusa common stockholders	$11,796	$(2,709)	$14,505	535.4%

Revenue

Revenue increased by 22.3%, or $227.2 million, from $1,020.7 million during the fiscal year ended March 31, 2018 to $1,247.9 million in the fiscal year ended March 31, 2019. The increase in revenue was primarily driven by revenue from the eTouch acquisition and growth in our banking, insurance and healthcare industry groups. Revenue from North American clients in the fiscal year ended March 31, 2019 increased by $218.5 million, or 32.8%, as compared to the fiscal year ended March 31, 2018, particularly due to revenue growth from the eTouch acquisition and growth in our banking, insurance and healthcare clients. Revenue from European clients in the fiscal year ended March 31, 2019 increased by $19.4 million, or 8.0%, as compared to the fiscal year ended March 31, 2018, primarily due to an increase in revenue from European banking and telecommunications clients. We had 216 active clients at March 31, 2019, as compared to 215 active clients at March 31, 2018.

Costs of revenue

Costs of revenue increased from $725.4 million in the fiscal year ended March 31, 2018 to $884.7 million in the fiscal year ended March 31, 2019, an increase of $159.2 million, or 21.9%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals (inclusive of eTouch) and related compensation and benefit costs of $118.3 million. The increased costs of revenue were also due to an increase in subcontractor costs of $40.9 million. At March 31, 2019, we had 19,502 IT professionals as compared to 18,648 at March 31, 2018. As a percentage of revenue, cost of revenue decreased from 71.1% for the fiscal year ended March 31, 2018 to 70.9% for fiscal year ended March 31, 2019.

Gross profit

Our gross profit increased by $68.0 million or 23.0%, to $363.2 million for the fiscal year ended March 31, 2019 as compared to $295.2 million in the fiscal year ended March 31, 2018 primarily due to higher revenue and substantial depreciation of the Indian rupee, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, for the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018, gross margin increased from 28.9% to 29.1% primarily due to higher revenue partially offset by higher onsite effort and subcontractor costs.

Operating expenses

Operating expenses increased from $248.8 million in the fiscal year ended March 31, 2018 to $292.9 million in the fiscal year ended March 31, 2019, an increase of $44.1 million, or 17.7%. The increase in operating expenses was primarily due to an increase of $28.5 million in compensation expenses related to an increase in the number of non-IT professionals (inclusive of eTouch retention bonuses) and stock compensation. The increase in operating costs was also due to an increase in facilities costs of $8.3 million, an increase in professional service costs of $2.8 million and travel costs of $2.7 million. As a percentage of revenue, our operating expenses decreased from 24.4% in the fiscal year ended March 31, 2018 to 23.5% in the fiscal year ended March 31, 2019.

Income from operations

Income from operations increased by $23.9 million or 51.5%, from $46.4 million in the fiscal year ended March 31, 2018 to $70.3 million in the fiscal year ended March 31, 2019. As a percentage of revenue, income from operations increased from 4.5% in the fiscal year ended March 31, 2018 to 5.6% in the fiscal year ended March 31, 2019, primarily due to higher revenue and decrease in operating expense as a percentage of revenue partially offset by higher onsite effort and subcontractor costs.

Other expense

Other expense increased by $27.6 million, from $4.6 million in the fiscal year ended March 31, 2018 to $32.1 million in the fiscal year ended March 31, 2019, primarily due to an increase in net foreign currency transaction losses related to the revaluation of a $288 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar, an increase in interest expense related to our credit facility and impairment related to land in India held for sale.

Income tax expense

Income tax expense decreased by $12.4 million, from $32.9 million in the fiscal year ended March 31, 2018 to $20.5 million in the fiscal year ended March 31, 2019. Our effective tax rate decreased from 78.6% for the fiscal year ended March 31, 2018 to 53.6% for the fiscal year ended March 31, 2019. The decrease in the tax expense and effective tax rate for the fiscal year ended March 31, 2019, was primarily due to normalization tax expense as a result of previously taken adjustments,  principally related to the repatriation tax and re‑measurement of deferred tax assets in connection with the Tax Act offset in part by GILTI and BEAT during the fiscal year ended March 31, 2019.

Noncontrolling interests

In connection with the Polaris acquisition, for the fiscal year ended March 31, 2019, we recorded a noncontrolling interest of $1.5 million, representing a weighted average of 5.43% share of profits of Polaris held by parties other than Virtusa.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 1,187.6%, from a net income of $1.3 million in the fiscal year ended March 31, 2018 to net income of $16.1 million in the fiscal year ended March 31, 2019. The increase in net income in the fiscal year ended March 31, 2019 was primarily due to an increase in income from operations, a decrease in tax expense and a decrease in the net income attributable to noncontrolling interest, partially offset by net foreign currency transaction losses related to the revaluation of a $288 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our credit facility.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we recorded dividends and accreted issuance costs of $4.4 million at a rate of 3.875% per annum for the fiscal year ended March 31, 2019.

Net income attributable to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by 535.4%, from a net loss of $(2.7) million in fiscal year ended March 31, 2018 to a net income of $11.8 million in the fiscal year ended March 31, 2019. The increase in net income in the fiscal year ended March 31, 2019 was primarily due to an increase in income from operations, a decrease in tax expense and a decrease in the net income attributable to noncontrolling interest, partially offset by net foreign currency transaction losses related to the revaluation of a $288 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to increase in our outstanding debt under our credit facility.

Fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017

The following table presents an overview of our results of operations for the fiscal years ended March 31, 2018 and 2017:

	Year Ended
	Fiscal Year Ended
	March 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Revenue	$1,020,669	$858,731	$161,938	18.9%
Costs of revenue	725,445	620,950	104,495	16.8%
Gross profit	295,224	237,781	57,443	24.2%
Operating expenses	248,837	219,410	29,427	13.4%
Income from operations	46,387	18,371	28,016	152.5%
Other income (expense)	(4,551)	447	(4,998)	(1,118.1)%
Income before income tax expense	41,836	18,818	23,018	122.3%
Income tax expense	32,888	2,561	30,327	1,184.2%
Net income	8,948	16,257	(7,309)	(45.0)%
Less: net income attributable to noncontrolling interests	7,694	4,399	3,295	74.9%
Net income available to Virtusa stockholders	1,254	11,858	(10,604)	(89.4)%
Less: Series A Convertible Preferred Stock dividends and accretion	3,963	—	3,963	—%
Net income (loss) attributable to Virtusa common stockholders	$(2,709)	$11,858	$(14,567)	122.8%

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

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders for the fiscal year ended March 31, 2018 was $1.3 million, a decrease of 89.4% or $10.6 million compared to net income of $11.9 million for the fiscal year ended March 31, 2017. The decrease in net income in the fiscal year ended March 31, 2018 was primarily due to a substantial increase in income tax expense from the provisional impact of the Tax Act, principally related to the repatriation tax of $17.8 million and re‑measurement of deferred tax assets of $4.9 million.

Series A Convertible Preferred Stock dividends and accretion

In connection with the Orogen Preferred Stock Financing, we recorded dividends and accreted issuance costs of $4.0 million at a rate of 3.875% per annum for the fiscal year ended March 31, 2018.

Net income (loss) attributable to Virtusa common stockholders

Net income attributable to Virtusa common stockholders decreased by 122.8%, from an income of $11.9 million for the fiscal year ended March 31, 2017 to a net loss of $(2.7) million for the fiscal year ended March 31, 2018. The decrease in the fiscal year ended March 31, 2018 was primarily due to substantial increase in income tax expense from the provisional impact of the Tax Act, principally related to the repatriation tax of $17.8 million and re‑measurement of deferred tax assets of $4.9 million

Non‑GAAP Measures

We report certain non‑GAAP financial measures as defined by Regulation G by the Securities and Exchange Commission. These non‑GAAP financial measures are not based on any comprehensive set of accounting rules or principles and should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and may be different from non‑GAAP measures used by other companies. In addition, these non‑GAAP measures should be read in conjunction with our financial statements prepared in accordance with GAAP.

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

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short‑term investments and long‑term investments:

	At March 31,	At March 31,	At March 31,
	2019	2018	2017
Cash and cash equivalents	$189,676	$194,897	$144,908
Short-term investments	33,138	45,900	72,028
Long-term investments	322	4,140	20,057
Total cash and cash equivalents, short-term and long-term investments	$223,136	$244,937	$236,993

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

•

We present the following consolidated statements of income (loss) measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and the impact from the

U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among the periods:
•

Non‑GAAP income from operations: income from operations, as reported on our consolidated statements of income (loss), excluding stock‑based compensation expense, acquisition‑related charges and restructuring charges

•	Non‑GAAP operating margin: non‑GAAP income from operations as a percentage of reported revenues
•

Non-GAAP net income available to Virtusa common stockholders: net income (loss) available to Virtusa common stockholders, as reported on our consolidated statements of income (loss), excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act.

•

Non-GAAP diluted earnings per share: diluted earnings (loss) per share, as reported on our consolidated statements of income (loss) available to Virtusa common stockholders, excluding stock-based compensation, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing costs, the tax impact of the above items, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, the tax impact of dividends received from foreign subsidiaries and the impact from the Tax Act. Non-GAAP diluted earnings per share is also subject to dilutive and anti-dilutive requirements of the if-converted method related to our Series A Convertible Preferred Stock that could result in a difference between GAAP to non-GAAP diluted weighted average shares outstanding.

The following table presents a reconciliation of each non‑GAAP financial measure to the most comparable GAAP measure for the years ended March 31:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(in thousands, except
	per share amounts)
GAAP income from operations	$70,268	$46,387	$18,371
Add: Stock-based compensation expense	29,056	27,411	22,123
Add: Acquisition-related charges and restructuring charges (1)	23,904	13,278	15,217
Non-GAAP income from operations	$123,228	$87,076	$55,711
GAAP operating margin	5.6%	4.5%	2.1%
Effect of above adjustments to income from operations	4.3%	4.0%	4.4%
Non‑GAAP operating margin	9.9%	8.5%	6.5%
GAAP net income (loss) available to Virtusa common stockholders	$11,796	$(2,709)	$11,858
Add: Stock-based compensation expense	29,056	27,411	22,123
Add: Acquisition-related charges and restructuring charges (1)	25,710	13,346	15,217
Add: Non-recurring third party financing costs (9)	—	701	—
Add: Impairment of investment (10)	1,411	—	—
Add: Other impairment charge (11)	3,955	—	—
Add: Foreign currency transaction (gains) losses (2)	13,130	3,543	(3,009)
Add: Impact from the Tax Act (8)	(1,628)	22,724	—
Tax adjustments (3)	(16,365)	(14,037)	(6,861)
Less: Noncontrolling interest, net of taxes (4)	(68)	(1,469)	(1,699)
Non-GAAP net income available to Virtusa common stockholders	$66,997	$49,510	$37,629
GAAP diluted earnings (loss) per share (6)	$0.38	$(0.09)	$0.39
Effect of stock-based compensation expense (7)	0.86	0.85	0.73
Effect of acquisition-related charges and restructuring charges (1) (7)	0.77	0.41	0.51
Effect of non-recurring third party financing costs (9) (7)	—	0.02	—
Effect of impairment of investment (10) (7)	0.04	—	—
Effect of other impairment charge (11) (7)	0.12	—	—
Effect of foreign currency transaction (gains) losses (2) (7)	0.39	0.11	(0.10)
Effect of impact from the Tax Act (7) (8)	(0.05)	0.70	—
Tax adjustments (3) (7)	(0.49)	(0.43)	(0.22)
Effect of noncontrolling interest (4) (7)	—	(0.05)	(0.06)
Effect of dividend on Series A Convertible Preferred Stock (6) (7)	0.13	0.10	—
Effect of change in dilutive shares for non-GAAP (6)	(0.03)	0.01	—
Non-GAAP diluted earnings per share (5) (7)	$2.12	$1.63	$1.25

(1)

Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, transaction-related professional fees, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, accreted interest related to deferred acquisition payments, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges, when applicable, include termination benefits, facility exit costs as well as certain professional fees related to  restructuring. The following table provides the details of the acquisition-related charges and restructuring charges:

	Fiscal Year Ended March 31,
	2019	2018	2017
Amortization of intangible assets	$11,394	$10,089	$9,523
Acquisition & integration costs	12,101	1,821	3,296
Restructuring charges	409	1,368	2,398
Acquisition-related charges included in costs of revenue and operating expense	23,904	13,278	15,217
Accreted interest related to deferred acquisition payments	1,806	68	—
Total acquisition-related charges and restructuring charges	$25,710	$13,346	$15,217

(2)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.
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

(4)	Noncontrolling interest represents the minority shareholders interest of Polaris.
(5)	Non‑GAAP diluted earnings per share is subject to rounding.
(6)

During the fiscal year ended March 31, 2019 and 2018, the weighted average shares outstanding of Series A Convertible Preferred Stock of 1,500,000 and 2,728,022 respectively, were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti‑dilutive using the if‑converted method.

The following table provides the non‑GAAP net income available to Virtusa common stockholders and non‑GAAP dilutive weighted average shares outstanding using if‑converted method to calculate the non‑GAAP diluted earnings per share for the fiscal year ended March 31, 2019, 2018 and 2017:

	Fiscal Year Ended March 31,
	2019	2018	2017
Non-GAAP net income available to Virtusa common stockholders	$66,997	$49,510	$37,629
Add: Dividends and accretion on Series A Convertible Preferred Stock	4,350	3,262	—
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$71,347	$52,772	$37,629
GAAP dilutive weighted average shares outstanding	30,659,654	29,397,350	30,215,171
Add: Incremental dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	728,820	—
Add: Incremental effect of Series A Convertible Preferred Stock as converted	3,000,000	2,250,000	—
Non-GAAP dilutive weighted average shares outstanding	33,659,654	32,376,170	30,215,171

(7)

To the extent the Series A Convertible Preferred Stock is dilutive using the if‑converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non‑GAAP diluted earnings per share.

(8)	Impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”).
(9)	Non‑recurring third party financing costs related to the new credit facility.

(10)	Other-than-temporary impairment of available-for-sale securities recognized in earnings.
(11)	Impairment related to a long-lived asset

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of Series A Convertible Preferred Stock.

We do not believe the deemed repatriation tax on accumulated foreign earnings related to the Tax Act will have a significant impact on our cash flows in any individual fiscal year.

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we acquired all of the outstanding shares of eTouch Systems Corp (“eTouch US”), and its Indian subsidiary, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) for approximately $140.0 million in cash, subject to certain adjustments. As part of the acquisition, we set aside up to an additional $15.0 million for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. We agreed to pay the purchase price in three tranches, with $80.0 million paid at closing, $42.5 million on the 12‑month anniversary of the close of the transaction, and $17.5 million on the 18‑month anniversary of the close of the transaction, subject in each case to certain adjustments. During the three months ended March 31, 2019, we paid the 12-month anniversary purchase price payment of $42.5 million and the retention bonus amount of $7.0 million to the eTouch management and key employees.

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018 when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the fiscal year ended March 31, 2019 Virtusa India purchased 4,669,716 shares, or 4.5%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $32.0 million. At March 31, 2019, if all the remaining shares outstanding of Polaris (approximately 3.13%) were tendered at the Exit Price, we would pay additional consideration of approximately $22.3 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. To fund the eTouch acquisition and Polaris delisting offer, we drew down from our credit facility. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). As of March 31, 2019, the outstanding amount under the Credit Agreement was $367.0 million. At March 31, 2019, the interest rate on the term loan and line of credit was 5.00%.

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

At March 31, 2019, the Company is in compliance with our debt covenants and have provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at March 31, 2019 and through the date of this filing.

On May 3, 2017, we entered into an investment agreement with The Orogen Group (“Orogen”) pursuant to which Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108.0 million with an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to Virtusa’s Board of Directors. Orogen is a new operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth‑oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the fiscal year ended March 31, 2019, the Company has paid $4.2 million as a cash dividend on its Series A Convertible Preferred Stock.

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

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the June 2016 and November 2018 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2017, of not more than 3.50 to 1.00 for periods ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods ending prior to September 30, 2020, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2018, we were in compliance with these covenants. The net unrealized loss associated with Interest Rate Swap Agreement was $2.3 million as of March 31, 2019, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

At March 31, 2019, we had approximately $223.1 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $172.0 million of cash, cash equivalents, short term investments and long‑term investments in non‑U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non‑U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non‑U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

At March 31, 2019, our current ratio increased compared with the fiscal year ended March 31, 2018. This was primarily due to payment of 12-month anniversary purchase price related to our eTouch acquisition.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its European‑based accounts receivable balances from one client to such financial institution. During the fiscal year ended March 31, 2019, we sold $31.9 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2019. We may elect to use this program again in future periods. However, we cannot provide any assurance that this or any other financing facilities will be available or utilized in the future.

We expect capital expenditures made in the normal course of business during the fiscal year ended March 31, 2020, without regarding to any past or future acquisitions, to be consistent with our historical capital expenditures.

During the three months ended March 31, 2019, we have recorded an impairment loss of $4.0 million relating to the reclassification of land acquired in the Polaris acquisition to held for sale. The decision to sell this land was made during the three months ended March 31, 2019 as part of our annual planning process where we evaluated strategic alternatives to maximize return on our cash and assets. As part of the assessment process we considered projected headcount growth in this region, as well as ongoing compliance costs associated with holding the land, and concluded that our cash, including cash from the sale of this asset, would generate a higher return elsewhere. The reclassification to held for sale triggered a reduction in value to $9.0 million, which represents the lower of net book value and market value.  We are actively marketing this land for sale and expect to complete a transaction over the next 12 months.

On February 28, 2019, the Supreme Court of India issued a ruling interpreting certain statutory defined contribution obligations of employees and employers, which altered historical understandings of such obligations, extending them to cover additional portions of employee income. As a result, contributions by our employees and the Company will increase in future periods. There is uncertainty as to whether the Indian government will apply the Supreme Court's ruling on a retroactive basis and if so, how this liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. As such, the ultimate amount of our obligation is difficult to quantify. If the Indian Government were to apply the Supreme Court ruling retroactively, without assessing interest and penalties, the impact would be a charge of approximately $6.4 million to our income from operations and cash flows.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Net cash provided by operating activities	$68,619	$62,699	$27,610
Net cash used in investing activities	(74,708)	(52,669)	(25,689)
Net cash provided by (used in) financing activities	14,749	37,442	(96,384)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,782)	2,677	(3,379)
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,122)	50,149	(97,842)
Cash, cash equivalents and restricted cash, beginning of year	195,235	145,086	242,928
Cash, cash equivalents and restricted cash, end of year	$190,113	$195,235	$145,086

Net cash provided by operating activities

Net cash provided by operating activities increased in the fiscal year ended March 31, 2019 compared to the fiscal year ended March 31, 2018, primarily due to an increase in the net income adjusted for non-cash expenses and a decrease in the working capital, partially offset by a decrease in long-term assets and long-term liabilities during the fiscal year ended March 31, 2019.

Net cash provided by operating activities increased in the fiscal year ended March 31, 2018 compared to the fiscal year ended March 31, 2017, primarily driven by an overall increase in liabilities expected to be paid in subsequent years ($17.8 million related to taxes payable attributable to the Tax Act is expected to be paid over the next 8 years).

Net cash used for investing activities

Net cash used in investing activities increased in the fiscal year ended March 31, 2019 compared to fiscal year ended March 31, 2018. The increase in net cash used in investing activities is primarily due to the increase in the purchase of property and equipment and a net decrease in the proceeds from sale of investments during the fiscal year ended March 31, 2019 offset by a decrease in business acquisition payments.

Net cash used in investing activities increased in the fiscal year ended March 31, 2018 compared to fiscal year ended March 31, 2017. Net cash used in investing activities is primarily due to increase in business acquisition payments.

Net cash provided by (used in) financing activities

Net cash provided by financing activities decreased in the fiscal year ended March 31, 2019 compared to fiscal year ended March 31, 2018. The decrease in net cash provided by financing activities during the fiscal year ended March 31, 2019 is primarily due to a net decrease in the proceeds from the credit facility, an increase in payment of withholding taxes related to net share settlements of restricted stock, and an increase in payment of dividend on Series A Convertible Preferred Stock, partially offset by a net decrease in the acquisition of a noncontrolling interest.

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

Contractual obligations

The following table sets forth our future contractual obligations and commercial commitments at March 31, 2019.

	Payments Due by Period
		Less Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5+ Years
	(In thousands)
Long‑term debt obligation (1)	$367,000	$12,500	$43,750	$310,750	—
Interest on long‑term debt (2)	69,367	18,725	36,639	14,003	—
Operating lease obligations (3)	73,569	14,685	26,558	15,565	16,761
Capital lease obligations (4)	52	38	14	—	—
Defined benefit plans (5)	26,577	1,639	3,762	5,090	16,086
Capital and other purchase commitments (6)	31,747	6,368	9,004	10,501	5,874
Cumulative preferred stock dividends (7)	686	686	—	—	—
Deferred acquisition payments (8)	17,500	17,500	—	—	—
Total	$586,498	$72,141	$119,727	$355,909	$38,721

(1)	Our obligations towards repayments of our long‑term debt, please see Note 13 to the consolidated financial statements for further information.
(2)	Interest on long‑term debt of 5.0% was calculated using interest rates effective as of March 31, 2019.
(3)	Our obligations under our operating leases consist of future payments primarily related to our real estate leases.
(4)	Capital lease relates to vehicles.
(5)

We accrue and contribute to benefit funds covering our employees in India and Sri Lanka. The amounts in the table represent the expected benefits to be paid out over the next ten years. We are not able to quantify expected benefit payments beyond ten years with any certainty. We make periodic contributions to the plans such that the unfunded amounts are immaterial.

(6)	Relates to build‑out of various facilities in India, software license subscriptions and other purchase commitments, net of advances.
(7)	Relates to our Series A Convertible Preferred Stock, which is payable quarterly.
(8)	Relates to the eTouch acquisition.

At March 31, 2019, we had $6.7 million of unrecognized tax benefits. This represents the tax benefits associated with tax positions on our domestic and international tax returns that have not been recognized on our financial statements due to uncertainty regarding their resolution. Resolution of the related tax positions with the relevant tax authorities may take years to complete, since such timing is not entirely within our control. It is reasonably possible that within the next 12 months certain positions will be resolved, which could result in a decrease in unrecognized tax benefits. These decreases may be offset by increases to unrecognized tax benefits if new positions are identified. The resolution or settlement of positions with the relevant taxing authorities is at various stages and therefore it is not practical to estimate the eventual cash flows by period that may be required to settle these matters.

In connection with our acquisition of Polaris delisting offer, on July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the fiscal year ended March 31, 2019 Virtusa India purchased 4,669,716 shares, or 4.5%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $32.0 million. At March 31, 2019, if all the remaining shares outstanding of Polaris (approximately 3.13%) of Polaris were tendered at the Exit Price, we would pay additional consideration of approximately $22.3 million in the aggregate.

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

Revenue recognition

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Revenues are recognized when control of the promised services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We generally recognize revenue for services over time as our performance creates or enhances an asset that the customer controls from fixed price contracts related to complex design, development and customization. For these contracts, we measures the progress and recognize revenue using effort-based input methods, as we perform, based on actual efforts spent compared to the total expected efforts for the contract. The use of the effort based input method requires significant judgment relative to estimating total efforts, including assumptions relative to the length of time to complete the project and the nature and complexity of the work to be performed. Estimates of total efforts are continuously monitored during the term of the contract and are subject to revision as the contract progresses. When revisions in estimated contract revenue and efforts are determined, such adjustments are recorded in the period in which they are first identified. An input method is used to recognize revenue as the value of services provided to the customer is best represented by the hours expended to deliver those services.

We generally recognize revenue for services over time as the customer simultaneously receives and consumes the benefits as the Company performs for fixed-price contracts related to consulting or other IT services. For these contracts, we measure the progress and recognize revenue using effort-based input methods as we perform based on actual efforts spent compared to the total expected efforts for the contract. The cumulative impact of any change in estimates of the contract revenue is reflected in the period in which the changes become known.

We have applied the as-invoiced practical expedient to recognize revenues for services the Company renders to customers on time and material basis contracts.

We generally recognize revenue from fixed-price applications management, maintenance, or support engagements over time as customers receive and consume the benefits of such services and have applied the as-invoiced practical expedient to recognize revenue for services we render to customers based on the amount we have a right to invoice, which is representative of the value being delivered.

Contracts are often modified to account for changes in contract specification and requirements. We consider a contract modification when the modification either creates new or changes the existing enforceable rights and obligations. The accounting for modifications involves assessing whether the services added to an existing contract are distinct and whether the pricing is at the standalone selling price. Services added that are not distinct are accounted for on a cumulative catch up basis, while those that are distinct are accounted for prospectively, either as a separate contract if the additional services are priced at the standalone selling price, or as a termination of the existing contract and creation of a new contract if not priced at the standalone selling price.

Certain customers may receive discounts, incentive payments or service level credits. A portion of the revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any revenue will not occur. We estimate these amounts based on the expected amount to be provided to customers and adjusts revenues recognized. We estimate the amount of variable consideration and determination of whether to include estimated amounts in the transaction price may involve judgment and are based largely on an assessment of our anticipated performance and all information that is reasonably available to us.

From time to time, we may enter into contracts with customers that include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on an expected cost plus a margin approach.

Our warranties generally provide a customer with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications and is therefore not considered as an additional performance obligation in the contract.

When we receive consideration from a customer prior to transferring services to the customer under the terms of a contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as revenue after we have transferred control of the services to the customer and all revenue recognition criteria are met.

Our payment terms vary by the type and location of its customers. The term between invoicing and when payment is due is not significant. As a practical expedient, we have not assessed the existence of a significant financing component when the difference between payment and transfer of deliverables is one year or less.

We report gross reimbursable “out-of-pocket” expenses incurred as both revenues and cost of revenues.

Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from our assessment of transaction prices.

Derivative instruments and hedging activities

We enter into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on forecasted transactions denominated in foreign currencies. The Company also enters into interest rate swaps to mitigate interest rate risk on the Company’s variable rate debt. Certain of these transactions meet the criteria for hedge accounting as cash flow hedges under accounting standards codification. Changes in the fair values of these hedges are deferred and recorded as a component of accumulated other comprehensive income (loss), net of tax, until the hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company measures the effectiveness of these hedges at the time of inception, as well as on an ongoing basis. If any portion of the hedges is deemed ineffective, the respective portion is recorded in accumulated other comprehensive income until the occurrence of the hedged transaction and at that time, the gains or losses are recognized in the consolidated statement of income in other income (expense). For derivative contracts that are not designated as cash flow hedges, at maturity changes in the fair value, if any, are recognized in the same line item as the underlying exposure being hedged in the statements of income. We value our derivatives based on market observable inputs including both forward and spot prices for currencies. Any significant change in the forward or spot prices for currencies would have a significant impact on the value of our derivatives.

Goodwill and other intangible assets

We account for our business combinations under the acquisition method of accounting. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined at the Company level, in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carry amount. If this is the case, then performing the quantitative two‑step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two‑step impairment test. The two‑step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

For our goodwill impairment analysis, we operate under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, we compare our entity‑wide estimated fair value to net book value to identify potential impairment. Management estimates the entity‑wide fair value utilizing our market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of our common stock. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If we determine through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. We completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2019 and determined that there was no impairment. We continue to closely monitor our market capitalization. If our market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other‑ than‑temporary, it is possible that we may be required to record an impairment of goodwill either as a result of the annual assessment that we conduct in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

Income taxes

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions where the Company has operations. We record liabilities for estimated tax obligations in the United States and other tax jurisdictions. Determining the consolidated provision for income tax expense, tax reserves, deferred tax assets and liabilities and related valuation allowance, if any, involves judgment. We calculate and provide for income taxes in each of the jurisdictions in which we operate, and these calculations and determinations can involve complex issues which require an extended time to resolve. In the fiscal year of any such resolution, additional adjustments may need to be recorded that result in increases or decreases to income. Our overall effective tax rate fluctuates due to a variety of factors, including arm’s‑length prices for our intercompany transactions, changes in the geographic mix, as well as newly enacted tax legislation in each of the jurisdictions in which we operate. Applicable transfer pricing regulations require that transactions between and among our subsidiaries be conducted at an arm’s‑length price. On an ongoing basis, we estimate appropriate arm’s‑length prices and use such estimates for our intercompany transactions.

At each financial statement date, we evaluate whether a valuation allowance is needed to reduce our deferred tax assets to the amount that is more likely than not to be realized. This evaluation considers the weight of all available evidence, including both future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we determine that we will not be able to realize a recognized deferred tax asset in the future, an adjustment to the valuation allowance would be made, resulting in a decrease in income (or equity in the case of excess stock option tax benefits) in the period such determination was made. Likewise, should we determine that we will be able to realize all or part of an unrecognized deferred tax asset in the future, an adjustment to the valuation allowance would be made, resulting in an increase to income (or equity in the case of excess stock option tax benefits). We currently have net operating loss carry forwards in the US jurisdiction and the United Kingdom that are expected to be utilized in the next several years. Net operating losses have an unlimited carry forward period, although there are annual limitations on their use. We expect that U.S. taxable income will recover to levels sufficient to allow for the realization of U.S. and U.K. deferred tax assets. Certain provisions of the recently enacted US tax reform such as GILTI, BEAT, net operating losses or NOL limitations, and forecasted profitability were considered in determining if it is “more likely than not” that our deferred tax asset is recoverable.

We have benefited from long‑term income tax holiday arrangements in both India and Sri Lanka. We have located new development centers in areas designated as Special Economic Zones (“SEZ”) to secure tax exemptions for these operations for a period of ten years, which could extend to 15 years if we meet certain reinvestment requirements. During the fiscal year ended March 31, 2013, we elected the tax holiday for our SEZ Co‑developer located in Hyderabad, India for a period of 10 years. During the fiscal years ended March 31, 2019 and 2018, we established new units in Bangalore and Hyderabad, respectively, in SEZ designated areas, for which it is eligible for tax holiday for up to 15 years. Our India profits ineligible for SEZ benefits are subject to corporate income tax at the current rate of 34.94%. Our Sri Lanka subsidiary has been granted an income tax holiday by the Sri Lanka Board of Investment (“BOI”) which expired on March 31, 2019. The tax holiday is contingent upon a certain level of job creation by us during a given timetable. Although we believe we have met the job creation requirements, if the BOI concludes otherwise, this would jeopardize the maximum benefits from this holiday arrangement. As a result of these tax holiday arrangements, our worldwide profit has been subject to a relatively low effective tax rate, and the loss of any of these arrangements would increase our overall effective tax rate and reduce our net income.

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

Off‑balance sheet arrangements

We do not have any investments in special purpose entities or undisclosed borrowings or debt.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee, the U.K. pound sterling, the euro, the Canadian dollar, the Australian dollar and the Swedish Krona as described below and in “Quantitative and Qualitative Disclosures about Market Risk.”

We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Quantitative and Qualitative Disclosures about Market Risk.” From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, euro, the Canadian dollar, the Australian dollar and Swedish Krona against the U.S. dollar to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off‑balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign currency exchange rate risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted revenue and expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 22 to our consolidated financial statements included herein for a description of recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the U.K. pound sterling and the Indian rupee.

We have two 18 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at March 31, 2019 was $118.6 million. At March 31, 2019, the net unrealized gain on our outstanding cash flow hedge contracts was $3.1 million. Based upon a sensitivity analysis of our cash flow hedge contracts at March 31, 2019, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in an increase or decrease in fair value of approximately $11.6 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

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

Interest rate risk

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and Mandatory Tender Offer) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. Virtusa drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70 million delayed draw to fund the eTouch acquisition. On August 14, 2018, we drew down $32 million from our credit facility to fund the Polaris delisting open offer. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At March 31, 2019, the interest rate on the term loan and line of credit was 5.00%. At March 31, 2019, the outstanding amount under the Credit Agreement was $367.0 million.

At March 31, 2019 we had $223.1 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and preference shares. Our investments in debt securities are classified as “available-for-sale” and are recorded at fair value. Our “available-for-sale” investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

We do not believe we are exposed to material direct risks associated with changes in interest rates other than with respect to our Existing Credit Facility, our cash and cash equivalents, short term investments and long term investments. We performed a sensitivity analysis to determine the effect of interest rate fluctuations. At March 31, 2019, we had $367.0 million in outstanding debt, a 100 basis point increase in market interest rates would have a $3.7 million change in our interest expense and a 100 basis point decrease in market interest rates would have a $3.7 million change in our interest expense. At March 31, 2019, we had $223.1 million in cash and cash equivalents, short term investments and long term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper and corporate debts. Our investments in debt securities are classified as “available for sale” and are recorded at fair value. Our “available for sale” investments are sensitive to changes in interest rates. As interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate and the market interest rate at the date of purchase of the financial instrument. A 100 basis point increase or decrease in market interest rates at March 31, 2019 would impact the net fair value of such interest sensitive financial instruments by $0.1 million.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

Concentration of credit risk

Financial instruments which potentially expose us to concentrations of credit risk primarily consist of cash and cash equivalents, short‑term investments and long‑term investments, accounts receivable, derivative contracts, other financial assets and unbilled accounts receivable. We place our operating cash, investments and derivatives in highly‑rated financial institutions. We adhere to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. We believe that our credit policies reflect normal industry terms and business risk. We do not anticipate non‑performance by the counterparties as we invest with highly‑rated financial institutions and, accordingly, do not require collateral. Credit losses and write‑offs of accounts receivable balances have historically not been material to our consolidated financial statements and have not exceeded our expectations.

Item 8. Financial Statements and Supplementary Data.

Virtusa Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Virtusa Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Virtusa Corporation and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2019, and the related notes and financial statement schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 24, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Boston, Massachusetts

May 24, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Virtusa Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Virtusa Corporation and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and related notes and financial statement schedule II, Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated May 24, 2019 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boston, Massachusetts

May 24, 2019

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$189,676	$194,897
Short-term investments	33,138	45,900
Accounts receivable, net of allowance of $2,253 and $3,328 at March 31, 2019 and March 31, 2018, respectively	162,396	151,455
Unbilled accounts receivable	113,431	103,829
Prepaid expenses	42,314	31,724
Restricted cash	351	301
Asset held for sale	8,978	—
Other current assets	29,967	21,229
Total current assets	580,251	549,335
Property and equipment, net	119,865	121,565
Investments accounted for using equity method	1,446	1,588
Long-term investments	322	4,140
Deferred income taxes	28,770	31,528
Goodwill	279,543	297,251
Intangible assets, net	92,440	96,001
Other long-term assets	29,836	11,772
Total assets	$1,132,473	$1,113,180
Liabilities, Series A Convertible Preferred Stock, Redeemable noncontrolling interest and Stockholders’ equity
Current liabilities:
Accounts payable	$46,471	$29,541
Accrued employee compensation and benefits	74,801	71,500
Deferred revenue	6,421	7,908
Accrued expenses and other	70,050	91,306
Current portion of long-term debt	11,407	11,407
Income taxes payable	4,844	5,038
Total current liabilities	213,994	216,700
Deferred income taxes	15,824	21,341
Long-term debt, less current portion	351,320	288,227
Long-term liabilities	29,824	43,833
Total liabilities	610,962	570,101
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at March 31, 2019 and March 31, 2018; redemption amount and liquidation preference of $108,000 at March 31, 2019 and March 31, 2018	107,161	106,996
Redeemable noncontrolling interest	23,576	—
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at March 31, 2019 and March 31, 2018; zero shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at March 31, 2019 and March 31, 2018; issued 33,012,775 and 32,469,092 shares at March 31, 2019 and March 31, 2018, respectively; outstanding 30,132,776 and 29,589,093 shares at March 31, 2019 and March 31, 2018, respectively	330	325
Treasury stock, 2,879,999 common shares, at cost, at March 31, 2019 and 2018	(39,652)	(39,652)
Additional paid-in capital	239,204	260,612
Retained earnings	250,279	238,019
Accumulated other comprehensive loss	(59,387)	(40,681)
Total Virtusa stockholders’ equity	390,774	418,623
Noncontrolling interest in subsidiaries	—	17,460
Total Stockholders' equity	390,774	436,083
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity	$1,132,473	$1,113,180

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(In thousands, except per share amounts)

	Year Ended March 31,
	2019	2018	2017
Revenue	$1,247,863	$1,020,669	$858,731
Costs of revenue	884,652	725,445	620,950
Gross profit	363,211	295,224	237,781
Operating expenses:
Selling, general and administrative expenses	292,943	248,837	219,410
Income from operations	70,268	46,387	18,371
Other income (expense):
Interest income	2,672	4,264	4,115
Interest expense	(18,164)	(7,634)	(7,682)
Foreign currency transaction gains (losses), net	(13,130)	(3,543)	3,009
Other, net	(3,482)	2,362	1,005
Total other income (expense)	(32,104)	(4,551)	447
Income before income tax expense	38,164	41,836	18,818
Income tax expense	20,473	32,888	2,561
Net income	17,691	8,948	16,257
Less: net income attributable to noncontrolling interests, net of tax	1,545	7,694	4,399
Net income available to Virtusa stockholders	16,146	1,254	11,858
Less: Series A Convertible Preferred Stock dividends and accretion	4,350	3,963	—
Net income (loss) available to Virtusa common stockholders	$11,796	$(2,709)	$11,858
Basic earnings (loss) per share available to Virtusa common stockholders	$0.40	$(0.09)	$0.40
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.38	$(0.09)	$0.39

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended March 31,
	2019	2018	2017

Net income	$17,691	$8,948	$16,257
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,305)	8,262	(3,810)
Pension plan adjustment, net of tax effect of $39, $(146), $(174)	(687)	(249)	(276)
Unrealized gain (loss) on available-for-sale securities, net of tax effect of $78, $(138), $60	(69)	(15)	78
Unrealized gain (loss) on effective cash flow hedges, net of tax effect of $(912), $(4,230), $3,655	(1,866)	(10,986)	7,989
Other comprehensive income (loss)	$(19,927)	$(2,988)	$3,981
Comprehensive income (loss)	(2,236)	5,960	20,238
Less: comprehensive income attributable to noncontrolling interest, net of tax	324	5,638	5,990
Comprehensive income (loss) available to Virtusa stockholders	$(2,560)	$322	$14,248

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

							Accumulated	Total
					Additional		Other	Virtusa		Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	interest	equity	Interest
Balance at March 31, 2016	31,287,074	$313	(1,856,703)	$(9,652)	$297,621	$228,870	$(42,139)	$475,013	$152,942	$627,955	$—
Proceeds from the exercise of stock options and vesting of restricted stock	475,140	5	—	—	1,479	—	—	1,484	—	1,484	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,166	—	—	1,166	—	1,166	—
Restricted stock awards withheld for tax	—	—	—	—	(6,102)	—	—	(6,102)	—	(6,102)	—
Share-based compensation	—	—	—	—	20,741	—	—	20,741	—	20,741	—
Subsidiary share-based compensation	—	—	—	—	1,382	—	—	1,382	—	1,382	—
Excess tax (expense) benefits from stock option exercises	—	—	—	—	(719)	—	—	(719)	—	(719)	—
Other	—	—	—	—	—	—	—	—	(50)	(50)	—
Purchase of Polaris additional noncontrolling interest, net of transactions costs	—	—	—	—	(4,782)	—	—	(4,782)	(84,365)	(89,147)	—
Sale of Polaris stock, net of transaction costs	—	—	—	—	(5,399)	—	—	(5,399)	12,635	7,236	—
Noncontrolling interest purchase price adjustment	—	—	—	—	—	—	—	—	4,348	4,348	—
Foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	(3,516)	(3,516)	—
Other comprehensive income (loss)	—	—	—	—	—	—	2,390	2,390	1,591	3,981	—
Net income	—	—	—	—	—	11,858	—	11,858	4,399	16,257	—
Balance at March 31, 2017	31,762,214	$318	(1,856,703)	$(9,652)	$305,387	$240,728	$(39,749)	$497,032	$87,984	$585,016	$—
Proceeds from the exercise of stock options	322,317	3	—	—	4,060	—	—	4,063	—	4,063	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	1,837	—	—	1,837	—	1,837	—
Restricted stock awards vested	384,561	4			(4)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(7,173)	—	—	(7,173)	—	(7,173)	—
Repurchase of common stock	—	—	(1,023,296)	(30,000)	—	—	—	(30,000)	—	(30,000)	—
Share-based compensation	—	—	—	—	27,230	—	—	27,230	—	27,230	—
Subsidiary share-based compensation	—	—	—	—	181	—	—	181	—	181	—
Other	—	—	—	—	—	—	—	—	(42)	(42)	—
Purchase of Polaris additional noncontrolling interest, net of transactions costs	—	—	—	—	(70,906)	—	—	(70,906)	(76,120)	(147,026)	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(3,963)	—	(3,963)	—	(3,963)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(932)	(932)	(2,056)	(2,988)	—
Net income					—	1,254	—	1,254	7,694	8,948	—
Balance at March 31, 2018	32,469,092	$325	(2,879,999)	$(39,652)	$260,612	$238,019	$(40,681)	$418,623	$17,460	$436,083	$—

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

							Accumulated	Total
					Additional		Other	Virtusa		Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	interest	equity	Interest
Balance at March 31, 2018	32,469,092	$325	(2,879,999)	$(39,652)	$260,612	$238,019	$(40,681)	$418,623	$17,460	$436,083	$—
Proceeds from the exercise of stock options	101,618	1	—	—	1,018	—	—	1,019	—	1,019	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	259	—	—	259	—	259	54
Restricted stock awards vested	442,065	4	—	—	(4)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(12,094)	—	—	(12,094)	—	(12,094)	—
Share-based compensation	—	—	—	—	27,892	—	—	27,892	—	27,892	—
Subsidiary share-based compensation	—	—	—	—	34	—	—	34	—	34	—
Reclassification of previously recognized stock compensation related to liabilities classified awards for Polaris to liabilities	—	—	—	—	(619)	—	—	(619)	—	(619)	—
Cumulative effect of adopting ASC Topic 606, net of tax	—	—	—	—	—	464	—	464	—	464	—
Other	—	—	—	—	(115)	—	—	(115)	(290)	(405)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	(37,779)	—	—	(37,779)	(16,450)	(54,229)	55,508
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(31,979)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,051)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(4,350)	—	(4,350)	—	(4,350)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(18,706)	(18,706)	(1,466)	(20,172)	245
Net income				—	—	16,146	—	16,146	746	16,892	799
Balance at March 31, 2019	33,012,775	$330	(2,879,999)	$(39,652)	$239,204	$250,279	$(59,387)	$390,774	$—	$390,774	$23,576

See accompanying notes to consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$17,691	$8,948	$16,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,001	27,537	25,852
Share-based compensation expense	29,056	27,411	22,123
Provision (recovery) for doubtful accounts	(864)	1,248	1,015
Gain on disposal of property and equipment	(71)	(10)	(434)
Impairment of long-lived asset classified as held for sale	3,955	—	—
Impairment of investment	1,411	—	—
Deferred income taxes, net	(1,770)	(9,946)	(10,856)
Foreign currency transaction losses (gains), net	13,130	3,543	(3,009)
Amortization of discounts and premiums on investments	83	313	905
Amortization of debt issuance cost	1,092	1,057	1,129
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	(22,741)	(36,542)	(13,508)
Prepaid expenses and other current assets	(21,498)	(9,260)	1,009
Other long-term assets	(21,812)	(1,377)	8,216
Accounts payable	16,452	4,413	(6,482)
Accrued employee compensation and benefits	3,663	13,772	(2,207)
Accrued expenses and other current liabilities	13,059	3,931	1,851
Income taxes payable	4,120	12,683	(8,729)
Other long-term liabilities	4,662	14,978	(5,522)
Net cash provided by operating activities	68,619	62,699	27,610
Cash flows from investing activities:
Proceeds from sale of property and equipment	1,033	261	2,631
Purchase of short-term investments	(96,557)	(100,486)	(112,652)
Proceeds from sale or maturity of short-term investments	109,512	157,194	131,116
Purchase of long-term investments	—	(16,772)	(35,099)
Proceeds from sale or maturity of long-term investments	—	1,606	7,116
Business acquisitions, net of cash acquired	—	(78,376)	(3,460)
Payment of deferred consideration related to business acquisition	(52,784)	—	—
Purchase of property and equipment	(35,912)	(16,096)	(15,341)
Net cash used in investing activities	(74,708)	(52,669)	(25,689)
Cash flows from financing activities:
Proceeds from exercise of common stock options	1,019	4,063	1,479
Proceeds from exercise of subsidiary stock options	549	1,837	1,166
Proceeds from debt	—	141,000	—
Payment of debt	(12,500)	(81,000)	(10,000)
Payment of debt issuance costs	—	(2,716)	—
Borrowings on revolving credit facility	74,500	75,000	—
Repayment of revolving credit facility	—	(20,000)	—
Payment of contingent consideration related to acquisitions	(100)	—	(830)
Acquisition of noncontrolling interest	—	(147,026)	(89,147)
Purchase of redeemable noncontrolling interest related to Polaris	(31,979)	—	—
Acquisition of other noncontrolling interest	(373)	(42)	(50)
Proceeds from subsidiary stock sale	—	—	7,236
Principal payments on capital lease obligation	(89)	(220)	(140)
Payments of withholding taxes related to net share settlements of restricted stock	(12,094)	(7,173)	(6,098)
Series A Convertible Preferred Stock proceeds, net of issuance costs of $1,154	—	106,846	—
Repurchase of common stock	—	(30,000)	—
Payment of dividend on Series A Convertible Preferred Stock	(4,184)	(3,127)	—
Net cash provided by (used in) financing activities	14,749	37,442	(96,384)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13,782)	2,677	(3,379)
Net increase (decrease) in cash and cash equivalents and restricted cash	(5,122)	50,149	(97,842)
Cash, cash equivalents and restricted cash, beginning of year	195,235	145,086	242,928
Cash, cash equivalents and restricted cash, end of year	$190,113	$195,235	$145,086

	Year Ended March 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,900	$5,573	$7,180
Cash receipts from interest	$3,229	$4,322	$3,956
Cash paid for income tax	$23,591	$16,116	$14,314
Non cash investing activities
Assets acquired under capital lease	$—	$—	$41

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	March 31, 2019	March 31, 2018	March 31, 2017
Balance sheet classification
Cash and cash equivalents	$189,676	$194,897	$144,908

Restricted cash in current assets	351	301	174
Restricted cash in other long-term assets	86	37	4
Total restricted cash	$437	$338	$178
Total cash, cash equivalents and restricted cash	$190,113	$195,235	$145,086

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

Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Qatar, Mexico, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as near shore delivery centers in the United States.

(2) Summary of Significant Accounting Policies

(a)Principles of Consolidation

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

(b)Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re‑evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed‑price contracts, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets, valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(c)Foreign Currency Translation

The functional currencies of the Company’s non-U.S. subsidiaries are the local currency of the country in which the subsidiary operates except for Hungary, which uses the euro and certain Netherlands entities, which use the U.S. dollar. Operating and capital expenditures of the Company’s subsidiaries located in India, Sri Lanka, the Netherlands, Australia, Canada, Singapore, Malaysia, the Philippines, Germany, Austria, Sweden and the United Kingdom, are denominated in their local currency which is the currency most compatible with their expected economic results. India and Sri Lanka local expenditures form the underlying basis for intercompany transactions which are subsequently conducted in both U.S. dollars and U.K. pounds sterling. U.K. client sales contracts are primarily conducted in U.K. pounds sterling.

All transactions and account balances are recorded in the functional currency. The Company translates the value of these non‑U.S. subsidiaries’ local currency denominated assets and liabilities into U.S. dollars at the rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders’ equity as a component of accumulated other comprehensive income (loss). The local currency denominated statement of income amounts are translated into U.S. dollars using the average exchange rates in effect during the period. Realized foreign currency transaction gains and losses are included in the consolidated statements of income (loss). The Company’s non‑U.S. subsidiaries do not operate in “highly inflationary” countries.

(d)Derivative Instruments and Hedging Activities

The Company enters into forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on intercompany transactions and forecasted transactions denominated in foreign currencies. The Company also enters into interest rate swaps to mitigate interest rate risk on the Company’s variable rate debt. The Company designates derivative contracts as cash flow hedges and any ineffective portions if they satisfy the criteria for hedge accounting. Changes in fair values of derivatives designated as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive income, net of taxes, until the hedged transactions occur and are then recognized in the consolidated statements of income, the effective components are recognized in the same line item as the underlying and any ineffective components would be recognized as other income (expense). Changes in fair value of derivatives not designated as hedging instruments are recognized immediately in the consolidated statements of income.

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

(e)Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an initial maturity of three months or less from the date of purchase to be cash equivalents. At March 31, 2019, cash equivalents consisted of money market instruments and certificates of deposit. The Company had short-term and long-term restricted cash totaling $437 and $338 at March 31, 2019 and 2018, respectively. Restricted cash includes the restricted deposits with banks to secure the import of computer and other equipment and bank guarantees associated with the purchase of property and equipment of the Company’s facilities in India.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(f)Investment Securities

The Company classifies its investment securities as available for sale securities and equity securities. These securities are classified as short‑term investments and long‑term investments on the consolidated balance sheet based on their maturity dates and are carried at fair market value. Any unrealized gains and losses on available for sale securities are reported in accumulated other comprehensive income (loss), net of tax, as a separate component of stockholders’ equity unless the decline in value is deemed to be other‑than‑temporary, in which case, investments are written down to fair value and the loss is charged to the consolidated statements of income (loss). Any unrealized gains and losses on equity securities are charged to the consolidated statements of income (loss). The Company determines the cost of the securities sold based on the specific identification method.

The Company conducts a periodic review and evaluation of its investment securities to determine if the decline in fair value of any security is deemed to be other‑than‑temporary. Other‑than‑temporary impairment losses are recognized on securities when: (i) the holder has an intention to sell the security; (ii) it is more likely than not that the security will be required to be sold prior to recovery; or (iii) the holder does not expect to recover the entire amortized cost basis of the security. Other‑than‑temporary losses are reflected in earnings as a charge against gain on sale of investments to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company has no intention to sell any securities in an unrealized loss position at March 31, 2019 nor is it more likely than not that the Company would be required to sell such securities prior to the recovery of the unrealized losses.

(g)Goodwill and Other Intangible Assets

The Company accounts for its business combinations under the acquisition method of accounting. The Company records the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is not amortized but is tested for impairment at the reporting unit level, defined as the Company level, in the fourth quarter of each fiscal year or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill for impairment, an entity has the option to assess qualitative factors to determine whether events or circumstances indicate that it is not more likely than not that fair value of a reporting unit is less than its carrying amount. If this is the case, then performing the quantitative two‑step goodwill impairment test is unnecessary. An entity can choose not to perform a qualitative assessment for any or all of its reporting units, and proceed directly to the use of the two‑step impairment test. The two‑step process begins with an estimation of the fair value of a reporting unit. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value. Significant judgment is applied when goodwill is assessed for impairment.

For the Company’s goodwill impairment analysis, the Company operates under one reporting unit. Any impairment would be measured based upon the fair value of the related assets. In performing the first step of the goodwill impairment testing and measurement process, the Company compares its entity‑wide estimated fair value to net book value to identify potential impairment. Management estimates the entity‑wide fair value utilizing the Company’s market capitalization, plus an appropriate control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the market price of the Company’s common stock. If the fair value of the reporting unit is less than the book value, the second step is performed to determine if goodwill is impaired. If the Company determines through the impairment evaluation process that goodwill has been impaired, an impairment charge would be recorded in the consolidated statement of income. The Company completed the annual impairment test required during the fourth quarter of the fiscal year ended March 31, 2019 and determined that there was no impairment. The Company continues to closely monitor its market capitalization. If the Company’s market capitalization, plus an estimated control premium, is below its carrying value for a period considered to be other‑than‑temporary, it is possible that the Company may be required to record an impairment of goodwill either as a result of the annual assessment that the Company conducts

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

in the fourth quarter of each fiscal year, or in a future quarter if an indication of potential impairment is evident. The estimated fair value of the reporting unit on the assessment date significantly exceeded the carrying book value.

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

(h)Fair Value of Financial Instruments

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

At March 31, 2019 and 2018, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 8 to the consolidated financial statements for further information of the fair value of the Company’s other financial instruments.

(i)Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk are primarily comprised of cash and cash equivalents, investments, derivatives, accounts receivable and unbilled accounts receivable. The Company places its cash, investments and derivatives in highly‑rated financial institutions. The Company adheres to a formal investment policy with the primary objective of preservation of principal, which contains credit rating minimums and diversification requirements. Management believes its credit policies reflect normal industry terms and business risk. The Company does not anticipate non‑performance by the counterparties and, accordingly, does not require collateral.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

At March 31, 2019, no client accounted for 10% of gross accounts receivable and at March 31, 2018, one client accounted for 10%, of gross accounts receivable. Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Year Ended
	March 31,
	2019	2018	2017
Customer A	18%	19%	17%

(j)Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight‑line method. Leasehold improvements are amortized over the shorter of their lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repair and maintenance costs are expensed as incurred.

(k)Long‑Lived Assets

The Company reviews the carrying value of its long‑lived assets or asset groups with definite useful lives to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying value of an asset to the future net undiscounted cash flows directly associated with the asset. If assets are considered to be impaired, the impairment recognized is the amount by which the carrying value exceeds the fair value of the asset. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value.

Long‑lived assets to be disposed of by sale are reported at the lower of carrying value or fair value less cost to sell and depreciation is ceased. Long‑lived assets to be disposed of other than by sale are considered to be held and used until disposal.

(l)Internally‑Developed Software

The Company capitalizes costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation and testing. Costs incurred during the preliminary project stage, along with post‑implementation stages of internal use computer software, are expensed as incurred. Capitalized development costs are typically amortized over the estimated life of the software, typically three to ten years, using the straight line method, beginning with the date that an asset is ready for its intended use. At March 31, 2019 and 2018, capitalized software development costs, which include software development work in progress, were approximately $13,083 and $11,022, respectively. These costs were recorded in property and equipment. For the fiscal years ended March 31, 2019, 2018 and 2017, amortization of capitalized software development costs amounted to approximately $1,749, $2,377, and $1,702, respectively.

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

The calculation of the Company’s tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company records liabilities for estimated tax obligations in the United States and other tax jurisdictions in which it has operations (see Note 16 to the consolidated financial statements). The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based upon the technical merits of the position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Also, interest and penalties expense are recognized on the full amount of deferred benefits for uncertain tax positions. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense.

(n)Revenue Recognition

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

The Company generally recognizes revenue from fixed-price applications management, maintenance, or support engagements over time as customers receive and consume the benefits of such services and has applied the as-invoiced practical expedient to recognize revenue for services the Company renders to customers based on the amount the Company has a right to invoice, which is representative of the value being delivered.

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

Certain customers may receive discounts, incentive payments or service level credits. A portion of the revenues relating to such arrangements are accounted for as variable consideration when the amount of revenue to be recognized can be estimated to the extent that it is probable that a significant reversal of any revenue will not occur. The Company estimates these amounts based on the expected amount to be provided to customers and adjusts revenues recognized. The Company’s estimates the amount of variable consideration and determination of whether to include estimated amounts in the transaction price may involve judgment and are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available to us.

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

Revenue includes reimbursements of travel and out‑of‑pocket expenses, with equivalent amounts of expense recorded in costs of revenue, of $13,271, $12,924 and $12,920 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

Any tax assessed by a governmental authority that is incurred as a result of a revenue transaction (e.g. sales tax) is excluded from the Company’s assessment of transaction prices.

(o)Costs of Revenue and Operating Expenses

Costs of revenue consist principally of salaries, employee benefits and share-based compensation expense, reimbursable and non‑reimbursable travel costs, subcontractor fees, and immigration related expenses for IT professionals. Selling and marketing expenses are charged to operating expenses as incurred. Selling and marketing expenses are those expenses associated with promoting and selling the Company’s services and include such items as sales and marketing personnel salaries, stock compensation expense and related fringe benefits, commissions, travel, and the cost of advertising and other promotional activities. Advertising and promotional expenses incurred were approximately $477, $306 and $560 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

General and administrative expenses include other operating items such as officers’ and administrative personnel salaries, share-based compensation expense and related fringe benefits, legal and audit expenses, public company related expenses, insurance, facility costs, provision for doubtful accounts, depreciation and amortization, including amortization of purchased intangibles and operating lease expenses.

(p)Share‑Based Compensation

Share-based compensation cost is determined by estimating the fair value at the grant date of the Company’s common stock and expensing the total compensation cost on a straight-line basis over the requisite employee service period or for grants issued with performance conditions, on a graded-vesting basis over the requisite employee service period. The requisite service period is generally between three and four years.  The Company changed its accounting policy from estimated forfeitures to actual forfeitures effective April 1, 2017 upon adoption of ASU 2016-09 Accounting Standard Update (“ASU”) No. 2016-09, Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

The allocation of total share‑based compensation expense between costs of revenue and selling, general and administrative expenses is based on employee classification as follows:

	Year Ended March 31,
	2019	2018	2017
Costs of revenue	$499	$895	$2,501
Selling, general and administrative expenses	28,557	26,516	19,622
Total share-based compensation expense	$29,056	$27,411	$22,123

(q)Allowance for Doubtful Accounts

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

(r)Recent accounting pronouncements

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

See Note 9 “Revenues” in the consolidated financial statements for additional information regarding revenues.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (Topic 230), which is intended to reduce diversity in practice on how changes in restricted cash are classified and presented in the statement of cash flows. This ASU requires amounts generally described as restricted cash to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted the standard effective April 1, 2018 using the retrospective method. As a result of the adoption, the Company restated its consolidated statement of cash flows for all of the prior periods presented. The following table

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

summarizes the impact of this standard on the Company’s consolidated cash flows for the fiscal years ended March 31, 2018 and 2017:

	Year Ended March 31, 2018
	As Reported	Restated	Effect
Cash flows from investing activities:
Increase in restricted cash	$(158)	$—	$158
Net cash provided by investing activities	(52,827)	(52,669)	158
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,675	2,677	2
Net increase in cash, cash equivalents and restricted cash	49,989	50,149	160
Cash, cash equivalents and restricted cash, beginning of period	144,908	145,086	178
Cash, cash equivalents and restricted cash, end of period	$194,897	$195,235	$338

	Year Ended March 31, 2017
	As Reported	Restated	Effect
Cash flows from investing activities:
Decrease in restricted cash	$92,704	$—	$(92,704)
Net cash provided by (used in) investing activities	67,015	(25,689)	(92,704)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,319)	(3,379)	(1,060)
Net decrease in cash, cash equivalents and restricted cash	(4,078)	(97,842)	(93,764)
Cash, cash equivalents and restricted cash, beginning of period	148,986	242,928	93,942
Cash, cash equivalents and restricted cash, end of period	$144,908	$145,086	$178

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

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The FASB subsequently issued ASU 2018-10, ASU 2018-11 in July 2018, ASU 2018-20 in December 2018 and ASU 2019-01 in March 2019, which provide clarifications and improvements to this new standard. ASU 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption of this new standard is permitted. Entities will be required to use a modified retrospective transition which provides for certain practical expedients.

The Company will adopt this standard effective April 1, 2019 using a modified retrospective effective date method. The Company is near completion of implementing its transition plan, which includes evaluating its population of leased assets to assess the impact of the ASU on its lease portfolio, and designing and implementing new processes and controls. The Company has elected the package of practical expedients which permits the Company to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company does not expect to elect the use of hindsight practical expedient. While the Company is currently finalizing its assessment, the Company expects to recognize right-of-use assets ranging from $48,000 to $58,000 and lease liabilities ranging from $52,000 to $62,000 on its consolidated balance sheet upon adoption, primarily related to its office space leases. The Company does not expect the new guidance to have a material impact on its consolidated statement of income (loss) and comprehensive income (loss) or its consolidated statements of cash flows.

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

(s)Reclassification

Certain prior-year amounts have been reclassified to conform to the fiscal year ended March 31, 2019 presentation.

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

The components of basic earnings (loss) per share are as follows:

	Year Ended March 31,
	2019	2018	2017
Numerators:
Net income available to Virtusa stockholders	$16,146	$1,254	$11,858
Less: Series A Convertible Preferred Stock dividends and accretion	(4,350)	(3,963)	—
Net income (loss) available to Virtusa common stockholders	$11,796	$(2,709)	$11,858
Denominators:
Basic weighted average common shares outstanding	29,817,526	29,397,350	29,650,026
Basic earnings (loss) per share available to Virtusa common stockholders	$0.40	$(0.09)	$0.40

The components of diluted earnings (loss) per share are as follows:

	Year Ended March 31,
	2019	2018	2017
Numerators:
Net income (loss) available to Virtusa common stockholders	$11,796	$(2,709)	$11,858
Add : Series A Convertible Preferred Stock dividends and accretion	—	—	—
Net income (loss) available to Virtusa common stockholders and assumed conversion	$11,796	$(2,709)	$11,858
Denominators:
Basic weighted average common shares outstanding	29,817,526	29,397,350	29,650,026
Dilutive effect of Series A Convertible Preferred Stock if converted	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	842,128	—	564,853
Dilutive effect of stock appreciation rights	—	—	292
Weighted average shares—diluted	30,659,654	29,397,350	30,215,171
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.38	$(0.09)	$0.39

During the fiscal years ended March 31, 2019, 2018, and 2017, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase, 13,336, 918,305 and 378,627 shares of common stock in the aggregate for such fiscal years, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti‑dilutive. For the fiscal years ended March 31, 2019 and 2018, the weighted average shares of the Series A Convertible Preferred Stock of 1,500,000 and 2,728,022, respectively were excluded from diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(4) Acquisitions

Fiscal 2019

None.

Fiscal 2018

On March 12, 2018, (i) the Company entered into an equity purchase agreement by and among the Company, eTouch Systems Corp. ("eTouch US") and each of the equityholders of eTouch US to acquire all of the outstanding shares of eTouch US, and (ii) certain of the Company's Indian subsidiaries entered into a share purchase agreement by and among those Company subsidiaries, eTouch Systems (India) Pvt. Ltd ("eTouch India," together with eTouch US, "eTouch") and the equityholders of eTouch India to acquire all of the outstanding shares of eTouch India (together with the acquisition of eTouch US, the "Acquisition"). The Acquisition strengthens the Company’s digital engineering capabilities, and establishes a solid base in Silicon Valley.

Under the terms of the equity purchase agreement and the share purchase agreement, on March 12, 2018, the Company acquired all of the outstanding shares of eTouch US and eTouch India for approximately $140,000 in cash, subject to certain adjustments. The purchase price will be paid in three tranches with $80,000 paid at closing, $42,500 on the 12-month anniversary of the close of the transaction, and $17,500 on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments. As part of the acquisition, the Company sets aside up to an additional $15,000 for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. The Company used the net cash proceeds of a $70,000 delayed draw term loan funded pursuant to the Credit Agreement (as defined in Note 13 to the consolidated financial statements) and $10,000 of cash on hand to make the payments due at the closing of the Acquisition. The Company paid an amount equal to $66,000 to the equityholders of eTouch US, and an amount equal to $14,000 to the equityholders of eTouch India, which together comprise the first of three tranches of the purchase price to be paid in connection with the closing of the Acquisition.

The purchase price is subject to adjustment after the closing in the event the working capital associated with eTouch deviates from a threshold amount and other contractual adjustments. During the three months ended March 31, 2019, the Company paid the 12-month anniversary purchase price payment of $42,500 and the first anniversary payment of retention bonus to the eTouch management and key employees.

Under the purchase method of accounting, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations, liabilities assumed, and revision of preliminary estimates. During the three months ended March 31, 2019, the Company completed its fair values determination during the one year measurement period. During the fiscal year ended March 31, 2019, the Company recorded $10,100 as a reduction of goodwill related to updating the fair value assessment of customer relationships and trademark, $2,395 as an increase in goodwill related to a tax liability payable to the equity holders of eTouch US and $298 as an increase in goodwill related to other adjustments.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

A summary of the fair values for eTouch is as follows:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$80,000
Fair value of the future payments	57,858
Tax related liability	11,708
Fair value of consideration	149,566
Less: Cash acquired	(2,411)
Total purchase price, net of cash acquired	$147,155
Assets and Liabilities:
Cash and cash equivalents	2,411
Accounts receivable	15,300
Unbilled receivables	2,986
Prepaid expenses	815
Other current assets	389
Property and equipment	2,625
Other long-term assets	98
Goodwill	78,210
Trademark	900	2 years
Customer relationships	56,000	10 - 15 years
Accounts payable	(3,228)
Deferred revenue	(852)
Accrued expenses and other current liabilities	(727)
Accrued employee compensation and benefits	(4,192)
Income taxes payable	(250)
Deferred income taxes	(367)
Other long-term liabilities	(552)
Total purchase price	$149,566

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

None.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(5) Goodwill and Intangible Assets

Goodwill:

The Company has one reportable segment at March 31, 2019 and 2018. The following are details of the changes in goodwill balance as of:

	March 31, 2019	March 31, 2018
Beginning balance	$297,251	$211,089
Goodwill arising from acquisitions	—	85,767
Purchase price adjustment	(7,407)	—
Foreign currency translation adjustments	(10,301)	395
Ending balance	$279,543	$297,251

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $145,660. The acquisition costs and goodwill balance not deductible for tax purposes are $146,786 and relate to the Company’s TradeTech acquisition (closed on January 2, 2014), the Polaris acquisition and the eTouch acquisition.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization for the fiscal year ended March 31, 2019 and March 31, 2018:

	March 31, 2019
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	13.0	$125,520	$33,679	$91,841
Trademark	2.0	900	431	469
Technology	5.0	500	370	130
	12.9	$126,920	$34,480	$92,440

	March 31, 2018
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	12.1	$129,264	$34,296	$94,968
Trademark	2.1	3,760	2,975	785
Technology	5.0	500	252	248
	11.8	$133,524	$37,523	$96,001

The Company’s amortization expense related to intangible assets acquired through acquisitions was $11,394, $10,089 and $9,523 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The components included in the gross carrying amounts of amortization expense in the table above reflect the Company’s previous acquisitions and the Company’s recent acquisition of eTouch on March 12, 2018. The intangible assets are being amortized on either a straight-line basis or using the most appropriate economic pattern of consumption over their estimated useful lives.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The estimated amortization expense related to the purchased intangible assets listed in the table above at March 31, 2019 is as follows for the following fiscal years:

Fiscal year	Amount
2020	$11,618
2021	10,682
2022	9,640
2023	9,283
2024	8,704
Thereafter	42,513
Total	$92,440

(6) Investment Securities

At March 31, 2019 and 2018 all of the Company’s investment securities were classified as available-for-sale securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 8 of the notes to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at March 31, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds:
Current	$2,779	$1	$(2)	$2,778
Non-current	—	—	—	—
Preference shares:	188	—	—	188
Agency and short-term notes:
Current	1,492	1	—	1,493
Time Deposits:
Current	15,861	—	—	15,861
Equity securities:
Mutual funds:
Current	12,912	94	—	13,006
Equity Shares/ Options:
Non-current	8	126	—	134
Total available-for-sale securities and equity securities	$33,240	$222	$(2)	$33,460

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

The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale or equity securities, the Company does not currently intend to sell such investments and it is more likely than not that the Company will not be required to sell such investments prior to the recovery of their carrying value.

During the fiscal year ending March 31, 2019, the issuer of the Company’s investment in preference shares began showing signs of financial distress. This included down-grades to its credit rating and a decrease in trading activity and market pricing for this security. Due to the uncertainty in recovering the amortized cost of this security, the Company has determined the unrealized losses are other-than-temporary and recorded the impairment in earnings. The Company has determined that other unrealized losses at March 31, 2019 and 2018 are temporary.

The following is a summary of other-than-temporary impairment unrealized losses recognized during the fiscal year ended March 31, 2019:

Year Ended
March 31,
2019
Unrealized losses recognized in other comprehensive income (loss) as of April 1, 2018	$70
Add: unrealized losses recognized	1,341
Less: Other-than-temporary impairment recognized in earnings	(1,411)
Unrealized losses in other comprehensive income (loss) as of March 31, 2019	$—

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The following tables show the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are not deemed to be other‑than‑temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and  2018:

Less Than 12 Months

		Gross
		Unrealized
	Fair Value	Loss
Available-for-sale securities at March 31, 2019:
Corporate bonds	$253	$—
Agency bonds	—	—
Preference shares	—	—
Total	$253	$—
Available-for-sale securities at March 31, 2018:
Corporate bonds	$22,081	$(135)
Agency bonds	—	—
Mutual funds	—	—
Total	$22,081	$(135)

Greater Than 12 Months

		Gross
		Unrealized
	Fair Value	Loss
Available-for-sale securities at March 31, 2019:
Corporate bonds	$2,297	$(2)
Agency bonds	—	—
Preference shares	—	—
Total	$2,297	$(2)
Available-for-sale securities at March 31, 2018:
Corporate bonds	$5,461	$(13)
Agency bonds	799	(1)
Preference shares	1,656	(70)
Total	$7,916	$(84)

At March 31, 2019, there were no investment securities owned by the Company for which the fair value was less than the carrying value for a period greater than 12 months.

Available‑for‑sale securities and equity securities by contractual maturity were as follows:

March 31,
2019
Due in one year or less	$33,138
Due after 1 year through 5 years	322
Due after 5 years	—
Total	$33,460

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

Proceeds from sales of available-for-sale investment securities and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Year Ended March 31,
	2019	2018	2017
Proceeds from sales or maturities of available-for-sale investment securities and equity securities	$109,512	$158,800	$138,232
Gross gains	$1,023	$1,655	$1,007
Gross losses	(13)	(127)	(1)
Net realized gains on sales of available-for-sale investment securities and equity securities	$1,010	$1,528	$1,006

(7) Investments in Unconsolidated Affiliates

Investments in entities in which the Company owns between 20% and 50% of the voting interest or otherwise acquires management influence are accounted for using the equity method and initially recognized at cost. Under the equity method, the Company’s share of the post-acquisition profits and losses is recognized in the Consolidated Statements of Income. As of March 31, 2019, through its Polaris subsidiary, the Company owns a 50% interest in Intellect Polaris Design LLC, an LLC which holds certain real estate in New Jersey, which is being accounted for using the equity method of accounting. As of March 31, 2019, the difference between the carrying amount and our equity in net assets of this investment was $629. This is due to fair value measurement of the investment upon the Polaris acquisition.

(8) Fair Value of Financial Instruments

The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sales securities—current	$—	$20,132	—	$20,132
Equity securities—current	—	13,006	—	13,006
Available-for-sales securities—non-current	—	188	—	188
Equity securities—non-current	—	134	—	134
Derivative financial instruments:
Foreign currency derivative contracts	—	3,411	—	3,411
Interest Rate Swap Contracts	—	1,349	—	1,349
Total assets	$—	$38,220	—	$38,220
Liabilities:				—
Foreign currency derivative contracts	—	321	—	321
Interest Rate Swap Contracts	—	3,633	—	3,633
Total liabilities	$—	$3,954	$—	$3,954

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

(9) Revenues

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

The following table summarizes the impacts of changes in accounting policies after adoption of ASC 606 on the Company’s consolidated financial statements as of and for the fiscal year ended March 31, 2019:

	As of March 31, 2019
			Impacts of the New
	As reported	Pro-forma Amounts	Revenue standard
Balance Sheet :
Assets
Other current assets (1)	$29,967	$29,566	$401
Total current assets			401
Deferred income taxes (3)	28,770	29,022	(252)
Other long-term assets (1)	29,836	29,845	(9)
Total Assets			$140
Liabilities, Series A Convertible Preferred Stock, Redeemable noncontrolling interest and Stockholders’ equity
Deferred revenue (2)	6,421	7,206	(785)
Total current liabilities			(785)
Stockholders’ equity:
Retained earnings	250,279	249,354	925
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity			$140

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

	Year Ended
	March 31, 2019
			Impact from
		Pro-forma	New Revenue
	As reported	Amounts	Standard
Revenue (2)	$1,247,863	$1,247,078	$785
Costs of revenue (1)	884,652	885,044	(392)
Gross profit	363,211	362,034	1,177
Operating expenses:
Selling, general and administrative expenses	292,943	292,943	—
Income from operations	70,268	69,091	1,177
Other income (expense)	(32,104)	(32,104)	-
Income before income tax expense	38,164	36,987	1,177
Income tax expense (3)	20,473	20,221	252
Net income	$17,691	16,766	$925
Less: net income attributable to noncontrolling interests, net of tax	1,545	1,545	—
Net income available to Virtusa stockholders	$16,146	15,221	$925
Less: Series A Convertible Preferred Stock dividends and accretion	4,350	4,350	—
Net income available to Virtusa common stockholders	11,796	10,871	925

Basic earnings per share available to Virtusa common stockholders	$0.40	0.37	$0.03
Diluted earnings per share available to Virtusa common stockholders	$0.38	0.35	$0.03

Notes

(1)	Reflects the impact of a longer period of amortization for costs to fulfill a contract.
(2)	Reflects the impact of changes in timing of revenue recognition on our software licenses and certain fixed-price application maintenance contracts.
(3)	Reflects the income tax impact of the above items.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The table below shows significant movements during the fiscal year ended March 31, 2019 in contract assets:

Contract Assets
Balance at April 1, 2018	$15,998
Revenues recognized during the period but not yet billed	120,536
Amounts billed	(117,687)
Other	(309)
Balance at March 31, 2019	$18,538

Contract liabilities comprise amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows significant movements in the deferred revenue balances during the fiscal year ended March 31, 2019:

Contract
Liabilities
Balance at April 1, 2018	$7,908
Amounts billed but not yet recognized as revenues	5,844
Revenues recognized related to the opening balance of deferred revenue	(6,906)
Other	(425)
Balance at March 31, 2019	$6,421

Remaining performance obligation

ASC 606 requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. This disclosure is not required for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $43,292 and will be recognized as revenue within 4 years.

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

The following table presents information related to the capitalized costs to fulfill, such as set-up or transition activities, for the fiscal years ended March 31, 2019:

Costs to Fulfill
Balance at April 1, 2018	$4,278
Costs capitalized	2,382
Amortization expense	(2,248)
Foreign currency translation adjustments	(113)
Balance at March 31, 2019	$4,299

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

Year Ended
Revenue by geography:	March 31, 2019
North America	$884,114
Europe	261,967
Rest of World	101,782
Consolidated revenue	$1,247,863

Year Ended
Revenue by Customer’s Industry Groups	March 31, 2019
Banking financial services insurance	$776,955
Communications and Technology	360,967
Media & Information and Other	109,941
Consolidated revenue	$1,247,863

Year Ended
Revenue by service offerings	March 31, 2019
Application outsourcing	$672,636
Consulting	575,227
Consolidated revenue	$1,247,863

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

Year Ended
Revenue by contract type	March 31, 2019
Time-and-materials	$738,309
Fixed-price*	509,554
Consolidated revenue	$1,247,863

*	Fixed-price includes both retainer-billing basis and fixed-price progress towards completion

(10) Property and Equipment

Property and equipment and their estimated useful lives in years consist of the following:

	Estimated Useful	March 31,
	Life (Years)	2019	2018
Computer and other equipment	3 - 5	$60,771	$50,154
Furniture and fixtures	7	15,764	14,862
Vehicles	3 - 5	1,232	1,753
Software	3 - 10	24,752	23,963
Leasehold improvements	Over the lease period or estimated useful life of the assets whichever is lower	14,642	10,558
Buildings	15 - 30	31,813	32,382
Land		45,765	56,611
Capital work-in-progress		4,269	1,745
		$199,008	$192,028
Less—accumulated depreciation and amortization		79,143	70,463
Property and equipment, net		$119,865	$121,565

Depreciation and amortization expense for the fiscal years ended March 31, 2019, 2018 and 2017 was $17,174, $17,448 and $16,329, respectively. Capital work‑in‑progress represents advances paid towards the acquisition of property and equipment, and the cost of property and equipment including internally developed software not placed in service before the balance sheet date. The cost and accumulated amortization of assets under capital leases at March 31, 2019 were $257 and $219, respectively. The cost and accumulated amortization of assets under capital leases at March 31, 2018 were $262 and $174, respectively.

(11) Asset Held for Sale

During the three months ended March 31, 2019, the Company has recorded an impairment loss of $3,955 relating to the reclassification of land acquired in the Polaris acquisition to held for sale. The decision to sell this land was made as part of our annual planning process where the Company evaluated strategic alternatives to maximize return on the Company’s cash and assets. The reclassification to held for sale triggered a reduction in value to $8,978, which represents the lower of net book value and market value. The Company is actively marketing this land for sale and expects to complete a transaction during the fiscal year March 31, 2020. The impairment loss is included in other (income) expense on the consolidated statements of income (loss).

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(12) Accrued Expenses and Other

Accrued expenses and other consists of the following:

	March 31,	March 31,
	2019	2018
Accrued other taxes	$9,177	$6,776
Accrued professional fees	21,908	18,422
Acquisition related liabilities	18,519	50,619
Hedge liability	527	1,043
Accrued discounts	9,055	6,255
Accrued employee travel and other expense	5,303	3,413
Accrued other	5,561	4,778
Total	$70,050	$91,306

(13) Debt

On February 6, 2018, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaces the prior $300,000 credit agreement with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated. and provides for a $200,000 revolving credit facility, a $180,000 term loan facility, and a $70,000 delayed‑draw term loan.  The Company drew down $180,000 under the term loan of the Credit Agreement and $55,000 under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the prior credit agreement and fund the Polaris delisting transaction. On March 12, 2018, we drew down the $70,000 delayed draw to fund the eTouch acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step‑downs based on the Company’s ratio of debt to EBITDA.

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

The Company entered into interest rate swap agreements to minimize interest rate exposure (see Note 22 to the Consolidated Financial Statements for further information). The Credit Agreement includes maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 On August 14, 2018, the Company drew down $32,000 from the credit facility to finance the Polaris Consulting & Services Limited (“Polaris”) delisting open offer. The Company is required under the terms of the Credit Agreement to make quarterly principal payments on the term loan. For the fiscal year ending March 31, 2019, the Company is required to make principal payments of $3,125 per quarter. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 6, 2023. On March 11, 2019, the Company drew down the $42,500 delayed draw to fund the eTouch first anniversary purchase price payment. At March 31, 2019, the interest rate on the term loan and line of credit was 5.00%.

At March 31, 2019, the Company is in compliance with its debt covenants and has provided a quarterly certification to its lenders to that effect. The Company believes that it currently meets all conditions set forth in the Credit

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

Agreement to borrow thereunder and the Company is not aware of any conditions that would prevent it from borrowing part or all of the remaining available capacity under the existing revolving credit facility at March 31, 2019 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balance as of:

	March 31, 2019	March 31, 2018
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	12,500	12,500
Less: deferred financing costs, current	(1,093)	(1,093)
Total	$11,407	$11,407

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	March 31, 2019	March 31, 2018
Term loan	$237,500	$250,000
Borrowings under revolving credit facility	129,500	55,000
Less:
Current maturities	(12,500)	(12,500)
Deferred financing costs, long-term	(3,180)	(4,273)
Total	$351,320	$288,227

In July 2016 and November 2018, the Company entered into interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (See Note 22 to the consolidated financial statements).

The following represents the schedule of maturities of long-term debt:

Fiscal year ending March 31 :
2020	$12,500
2021	18,750
2022	25,000
2023	310,750
2024	—
Total	$367,000

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European‑based accounts receivable balances from one client to such third party financial institution. During the course of the fiscal year ended March 31, 2019, $31,872 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the fiscal year ended March 31, 2019. No amounts were due as of March 31, 2019, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(14)  Series A Convertible Preferred Stock

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the fiscal year ended March 31, 2019 and 2018, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the fiscal year ended March 31, 2019 and 2018 the Company has paid $4,184 and $3,127 in required cash dividends on its Series A Convertible Preferred Stock. As of March 31, 2019, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(15) Stock Options, Restricted Stock Awards and Stock Appreciation Rights

The Company’s Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) was adopted in the fiscal year ended March 31, 2001. Under the 2000 Plan, shares were reserved for issuance to the Company’s employees, directors, and consultants. As of March 31, 2019, there were no shares reserved for issuance under this plan. Options granted under the 2000 Plan may be incentive stock options, nonqualified stock options or restricted stock. Incentive stock options may only be granted to employees. Options granted have a term of ten years and generally vest over four years. The Company settles employee stock option exercises with newly issued shares. The compensation committee of the board of directors determines (upon board of director approval) the term of awards on an individual case basis. The exercise price of incentive stock options shall be no less than 100% of the fair market value per share of the Company’s common stock on the grant date. If an individual owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of fair market value. In May 2007, the Company’s board of directors determined that no further grants would be made under the 2000 Plan.

In July 2005, the Company adopted the Virtusa Corporation 2005 Stock Appreciation Rights Plan (the “SAR Plan”). Under the SAR Plan, the Company may grant up to 479,233 SARs to employees and consultants of Virtusa and its foreign subsidiaries, and settles the SARs in cash or common stock, as set forth in the SAR Plan. Prior to the Company’s initial public offering (“IPO”), the SARs could only be settled in cash. After the Company’s IPO, the cash settlement feature of the SARs ceased and exercises may only be settled in shares of the Company’s common stock. In May 2007, the Company’s board of directors determined that no further grants would be made under the SAR Plan.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The Company’s board of directors and its stockholders approved the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”), in May 2007, and the stockholders of the Company again approved the 2007 Plan in September 2008. The 2007 Plan permits the Company to make grants of incentive stock options, non‑qualified stock options, SARs, deferred stock awards, restricted stock awards, unrestricted stock awards, and dividend equivalent rights. The Company reserved 830,670 shares of its common stock for the issuance of awards under the 2007 Plan. The 2007 Plan provides that the number of shares reserved and available for issuance under the plan will be automatically increased each April 1, beginning in 2008, by 2.9% of the outstanding number of shares of common stock on the immediately preceding March 31 or such lower number of shares of common stock as determined by the board of directors. This number is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. Generally, shares that are forfeited, cancelled or withheld to settle tax liabilities from awards under the 2007 Plan also will be available for future awards. In addition, available shares under the 2000 Plan and the SAR Plan, as a result of the forfeiture, expiration, cancellation, termination or net issuances of awards, are automatically made available for issuance under the 2007 Plan. In May 2015, the Company’s board of directors determined that no further grants would be made under the 2007 Plan.

In May 2015, the Company adopted the 2015 Stock Option and Incentive Plan (“2015 Plan”) which was also approved the Company’s stockholders on September 1, 2015. The 2015 Plan replaces the 2007 Plan and permits the granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards, performance-based awards to covered employees, cash-based awards and dividend equivalent rights. Stock options, restricted stock and restricted stock units generally vest over four years.  Performance share awards and performance-based awards generally vest over three years. The Company reserved 3,000,000 shares of its common stock for the issuance of awards under the 2015 Plan as well as the number of shares of stock as is equal to the shares underlying any stock options and awards that are returned to the Company’s 2007 Plan after the 2015 Plan’s effective date as a result of the expiration, forfeiture, acquisition by the Company prior to vesting, cancellation or termination of such stock options and awards (other than by exercise) as set forth in the 2007 Plan. Additionally, shares that are forfeited or cancelled or otherwise terminated (other than by exercise) or held back by the Company or tendered by the grantee of any equity award to settle applicable taxes on any equity award under the 2015 Plan shall be added back to the shares of common stock available for future issuance under the 2015 Plan. At March 31, 2019, the number of shares reserved for issuance under the 2015 Plan was 1,211,012.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The following tables summarize stock option and restricted stock activity under the 2000 Plan, the 2007 Plan and the 2015 Plan, as the case may be, for the fiscal years ended March 31, 2019, 2018 and 2017:

	Stock Option Activity
	Number of		Weighted
	Options	Weighted	Average
	to Purchase	Average	Remaining	Aggregate
	Common	Exercise	Life	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at March 31, 2016	679,138	$13.58
Granted	—	—
Exercised	(104,853)	14.18
Forfeited or cancelled	(4,624)	31.97
Outstanding at March 31, 2017	569,661	13.31
Granted	—	—
Exercised	(322,317)	12.60
Forfeited or cancelled	—	—
Outstanding at March 31, 2018	247,344	14.24
Granted	—	—
Exercised	(101,618)	10.02
Forfeited or cancelled
Outstanding at March 31, 2019	145,726	$17.18	2.88	$5,286
Exercisable at March 31, 2019	145,726	$17.18	2.88	$5,286

	Restricted Stock Award Activity
	Number of
	Restricted	Weighted Average
	Stock Awards	Grant Date Fair Value
Unvested at March 31, 2016	477,391	$31.69
Awarded	—	—
Vested	(226,838)	26.41
Forfeited	(32,993)	42.59
Unvested at March 31, 2017	217,560	35.55
Awarded	—	—
Vested	(126,843)	32.64
Forfeited	(15,090)	37.55
Unvested at March 31, 2018	75,627	40.04
Awarded	—	—
Vested	(57,822)	37.93
Forfeited	(3,786)	45.88
Unvested at March 31, 2019	14,019	$47.17

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

	Restricted Stock Unit Activity
	Number of
	Restricted	Weighted Average
	Stock Units	Grant Date Fair Value
Unvested at March 31, 2016	607,240	$44.43
Awarded	1,863,658	24.63
Vested	(339,582)	39.54
Forfeited	(151,700)	35.82
Unvested at March 31, 2017	1,979,616	27.29
Awarded	731,363	35.99
Vested	(436,225)	39.14
Forfeited	(752,765)	25.06
Unvested at March 31, 2018	1,521,989	29.18
Awarded	775,532	46.27
Vested	(612,854)	30.11
Forfeited	(291,547)	31.66
Unvested at March 31, 2019	1,393,120	$37.76

The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2019, 2018 and 2017 was $4,215, $7,816 and $1,629, respectively. There were no options granted during the fiscal year ended March 31, 2019, 2018 or 2017. During the fiscal years ended March 31, 2019, 2018 and 2017, the Company realized $3,388, $1,481 and $(719) respectively, of income tax (expense) benefits from the exercise of stock options as a windfall (shortfall). The Company adopted ASU 2016-09 on April 1, 2017. All excess tax benefits and all tax deficiencies are recognized as income tax expense or benefit in the consolidated statement of income for the fiscal year ending March 31, 2019.

As of March 31, 2019, there was $31,395 of total unrecognized compensation cost related to unvested stock options, restricted stock awards, deferred stock awards and restricted stock units granted under the Company’s Amended and Restated 2000 Option Plan, the Company’s 2007 Stock Option and Incentive Plan and the Company’s 2015 Stock Option and Incentive Plan. The unrecognized compensation cost is expected to be recognized over a remaining weighted average period of 1.55 years.

(16) Income Taxes

The income before income tax expense shown below is based on the geographic location to which such income is attributed for each of the fiscal years ended March 31, 2019, 2018 and 2017:

	Year Ended March 31,
	2019	2018	2017
United States	$9,454	$(31,526)	$(52,390)
Foreign	28,710	73,362	71,208
Total	$38,164	$41,836	$18,818

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The provision for income taxes for each of the fiscal years ended March 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended March 31,
	2019	2018	2017
Current provision:
Federal	$672	$18,747	$(1,966)
State	447	(108)	170
Foreign	21,124	24,195	15,213
Total current provision	$22,243	$42,834	$13,417
Deferred (benefit) provision:
Federal	$(315)	$(1,289)	$(7,870)
State	1,105	(2,726)	(2,888)
Foreign	(2,560)	(5,931)	(98)
Total deferred (benefit) provision	$(1,770)	$(9,946)	$(10,856)
Total provision for income taxes	$20,473	$32,888	$2,561

The items which gave rise to differences between the income taxes in the statements of income and the income taxes computed at the U.S. statutory rate 21.0%, 30.7% and 34.0% for the year ended March 31, 2019, 2018 and 2017 respectively are summarized as follows:

	Year Ended March 31,
	2019	2018	2017
Tax on income before income tax expense at U.S. statutory rate	$8,014	$12,865	$6,398
U.S. state and local taxes (benefit), net of U.S. federal income tax effects	1,459	(2,800)	(2,776)
Benefit from foreign subsidiaries’ tax holidays	(5,778)	(7,727)	(7,973)
Foreign rate difference	11,795	(2,215)	(7,688)
Tax rate change	431	9,915	—
Nondeductible business costs	1,032	2,721	2,090
Repatriated foreign earnings	—	—	5,879
Deemed repatriated foreign earnings	(1,628)	17,834	—
GILTI and BEAT tax	3,763	—	—
Excess stock-based compensation benefits	(3,388)	(1,674)	—
Nondeductible interest	6,213	6,500	6,138
Other adjustments	(1,440)	(2,531)	493
Income tax expense	$20,473	$32,888	$2,561

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

Deferred tax assets (liabilities) at March 31, 2019 and 2018 were as follows:

	March 31,
	2019	2018
Deferred revenue	$898	$649
Bad debt reserve	662	774
Tax credit carry forwards	591	2,836
Accrued expenses and reserves	14,087	13,825
Share-based compensation expense	4,911	3,985
Unrealized losses	583	—
Intangible assets	3,324	3,477
Net operating loss	14,777	15,160
Total gross deferred tax assets	$39,833	$40,706
Valuation allowance	(2,492)	(2,535)
Total deferred tax assets	$37,341	$38,171
Depreciable assets	(7,351)	(10,054)
Unrealized gains	—	(698)
Acquisition and other liabilities	(8,890)	(11,052)
Goodwill	(8,154)	(6,180)
Total deferred tax liabilities	$(24,395)	$(27,984)
Net deferred tax assets/(liabilities)	$12,946	$10,187

The ultimate realization of deferred tax assets is dependent upon management’s assessment of the Company’s ability to generate sufficient taxable income to realize the deferred tax assets during the periods in which the temporary differences become deductible. Management considers the historical level of taxable income, projections for future taxable income, and tax planning strategies in making this assessment. The Company has a significant deferred tax asset in the United States. The Company assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the existing deferred tax assets. The Company recorded a decrease to the valuation allowance totaling $43 during the fiscal year ended March 31, 2019 related to realization of net operating losses and foreign tax credits, which were previously reserved.

The Company has determined for all other deferred assets that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. We continue to monitor all positive and negative evidence related to this asset. Net losses in the United States and the United Kingdom have decreased during the fiscal year ended March 31, 2019 compared with the fiscal year ended March 31, 2018. A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $24,040 and $1,483 of net deferred tax assets in the United States and the United Kingdom, respectively, at March 31, 2019. The Company has not recorded a valuation allowance as management has concluded it is more likely than not to be utilized before expiration. The Company expects sufficient taxable income in future periods related to the impact of the global intangible low-taxed income (“GILTI”) and the election to treat several foreign entities as disregarded entities. The losses in the United Kingdom are not subject to expiration and are not material in the consolidated financial statements

At March 31, 2019, the Company has $591 of US foreign tax credits which begin to expire in March 2029 and for which a full valuation allowance has been recorded. The Company also has $12,935 of net operating losses, or NOLs as of March 31, 2019, which begin to expire in 2038 and $1,843 of capital loss carryover which begin to expire in 2020. The Company has determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize $12,285 of these deferred tax assets for which a valuation allowance is not provided.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

During the fiscal year ended March 31, 2019, the Company recorded $854 of net income tax benefit directly in other comprehensive income (loss) related to the unrealized gain (loss) on available for sale securities, the unrealized gain/loss on effective cash flow hedges and the foreign currency loss on certain long-term intercompany balances. During the fiscal year ended March 31, 2019, the Company recognized $3,388 of net income tax benefit related to a windfall in the tax benefits of share-based compensation which was recorded as an income tax benefit in the consolidated statement of income (loss) pursuant to ASU 2016-09.

During the fiscal year ended March 31, 2019, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to US taxation as well as local taxation with a corresponding foreign tax credit or deduction, at the election of the Company. The election resulted in a deferred tax charge of $2,674 during fiscal year ended March 31, 2019. The election also makes available to the Company benefits of foreign tax credits. The Company’s income tax provision for the fiscal year ended March 31, 2019 includes the expected impact of GILTI and executive compensation limitations of the Tax Cuts and Jobs Act (the “Tax Act”) impacting the operating results for the Company’s 2019 fiscal year ended March 31, 2019. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in jurisdictions in which the Company has tax holiday benefits.

The Company’s effective tax rate for the fiscal year ended March 31, 2019 was significantly impacted by electing disregarded entity treatment for certain foreign subsidiaries, GILTI provisions and executive compensation limitations and base erosion anti-abuse tax (BEAT) enacted in the Tax Act, enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision and certain exemptions or tax holidays applicable to the Company.

During the fiscal year ended March 31, 2019, the Company made a final assessment of the deemed repatriation tax on unremitted earnings and the remeasurement of the Company’s opening U.S. deferred tax assets to reflect the lower statutory rate by the Tax Act. The Company recognized a $1,628 reduction to income tax expense related to the deemed repatriation of unremitted earnings as the Company finalized its provisional calculation related to the enactment of the Tax Act. The total impact from the Tax Act was $16,207. At March 31, 2019, the remaining deemed repatriation balance is $14,599, of which $1,137 is included in income tax payable and $13,461 is included in long-term liabilities in the consolidated balance sheet. The Company has elected to pay the deemed repatriation tax on unremitted earnings in eight installments through the fiscal year 2025. In July 2018, the Company paid approximately $1,427 representing the first year installment out of the eight yearly installments.

The U.S. Tax Act subjects a U.S. shareholder to GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to provide for GILTI in the year incurred. The Company’s results for the fiscal year ended March 31, 2019 include the expected impact of GILTI.

The Company’s Indian subsidiaries operate several development centers in areas designated a special economic zone, or SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has other units at various stages of tax holiday benefit in different locations in India.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, is operating under a 12-year income tax holiday arrangement that expires on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2019, the Company believes it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The India and Sri Lanka income tax holidays reduced the overall tax provision and increased both net income and diluted earnings per share in the fiscal years ended March 31, 2019, 2018 and 2017 by $5,778 $7,727 and $7,973, respectively, and by $0.19, $0.26 and $0.27, respectively. As of March 31, 2019, two SEZ tax holidays in Chennai and Hyderabad, India are in the eleventh year, subject to a partial expiration of fifty percent of their tax benefits, may be extended on a limited basis for an additional five years per unit if certain reinvestment criteria are met.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At March 31, 2019, the Company had approximately $171,977 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

Each fiscal year, unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The total amount of unrecognized tax benefits that would reduce income tax expense and the effective income tax rate, if recognized, is $6,744, $7,544 and $7,612 as of March 31, 2019, 2018 and 2017, respectively. Although it would be difficult to anticipate the final outcome on timing of resolution of any particular uncertain tax position, the Company anticipates that $10 of unrecognized tax benefits will reverse during the twelve- month period ending March 31, 2020 due to settlement or expiration of statute of limitations on open tax years. All of these benefits are expected to have an impact on the effective tax rate as they are realized.

The following summarizes the activity related to the gross unrecognized tax benefits:

	Year Ended March 31,
	2019	2018	2017
Balance at beginning of the fiscal year	$7,544	$7,612	$6,693
Foreign currency translation related to prior year tax positions	(472)	105	122
Decreases related to prior year tax positions	(770)	(332)	—
Decreases related to prior year tax positions due to settlements or lapse in applicable statute of limitations	(206)	(335)	(597)
Increases related to prior year tax positions	648	494	1,394
Balance at end of the fiscal year	$6,744	$7,544	$7,612

The Company continues to classify accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the fiscal years ended March 31, 2019 and 2018, the Company expensed accrued interest and penalties of $311 and $162, respectively, through income tax expense consistent with its prior positions, to reflect interest and penalties on certain unrecognized tax benefits as part of income tax. The total accrued interest and penalties, including foreign currency translation relating to certain foreign and domestic tax matters at March 31, 2019 and 2018, were $1,572 and $1,567, respectively. During the fiscal year ended March 31, 2019, the Company’s unrecognized tax benefits decreased by $800. The decrease in the unrecognized tax benefits during the fiscal year ended March 31, 2019 was predominantly due to foreign currency movements and the settlement of a prior period position offset by increases for incremental interest accrued on existing uncertain tax positions. The net movement in unrecognized tax benefits for the fiscal year ended March

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

31, 2019 was as follows: $277 benefit recorded to income tax expense and $51 for cash settlements offset by $472 to other comprehensive income (loss) for foreign currency impact. The Company has recorded unrecognized tax benefits in long-term liabilities if settlement is not expected in the next year.

The Company has been under income tax examination in India, the U.K and the United states. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2014 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”). At issue were several matters, the most significant of which was the redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm’s-length profit on transactions with respect to the Company’s subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2005 through 2014. In the United Kingdom, the Company is currently under examination for transfer pricing and research benefits for the years ended March 31, 2014 to March 31, 2017. In the United States, the IRS has initiated an examination of fiscal years ended March 31, 2015 and March 31, 2017.

(17) Post‑retirement Benefits

The Company has noncontributory defined benefit plans (the “Benefit Plans”) covering its employees in India and Sri Lanka as mandated by the Indian and Sri Lankan governments. Benefits are based on the employee’s years of service and compensation at the time of termination. The Company uses March 31 as the measurement date for its plans.

Cost of pension plans

	Year Ended March 31,
	2019	2018	2017
Components of net periodic pension expense
Expected return on plan assets	$(807)	$(692)	$(606)
Service costs for benefits earned	1,914	1,464	1,326
Interest cost on projected benefit obligation	741	660	580
Amortization of prior service cost	44	9	9
Recognized net actuarial loss	146	138	135
Net periodic pension expense	$2,038	$1,579	$1,444

In accordance with the recently adopted FASB ASU 2017-07, Compensation—Retirement Benefits (Topic 715), “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, the Company presented the service cost component in costs of revenue and selling, general and administrative expenses. The other components of net periodic pension cost are presented within other (income) expense in the Consolidated Statements of Income (Loss). The adoption of this guidance did not have a material impact on the consolidated financial statements, therefore, the Company did not retrospectively change the presentation of the financial statements.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

Actuarial assumptions

	Year Ended March 31,
	2019			2018			2017
Discount rate	7.10%	-	11.16%	7.30%	-	10.34%	6.75%	-	12.00%
Compensation increases (annual)	5.00%	-	8.00%	5.00%	-	8.00%	5.00%	-	7.50%
Expected return on assets	7.00%	-	11.87%	7.50%	-	12.20%	7.50%	-	11.98%

The discount rate is based upon high quality fixed income investments in India and Sri Lanka. The discount rates at March 31, 2019 were used to measure the year‑end benefit obligations and the pension cost for the subsequent year.

To determine the expected long‑term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. The Company amortizes unrecognized actuarial gains or losses over a period no longer than the average future service of employees.

The Company’s benefit obligations are described in the following tables. Accumulated and projected benefit obligations (“ABO” and “PBO”, respectively) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

Accumulated benefit obligation and projected benefit obligation

	As of March 31,
	2019	2018
Accumulated benefit obligation	$8,208	$7,260
Projected benefit obligation:
Beginning balance	$10,524	$9,148
Service cost	1,914	1,779
Interest cost	741	660
Actuarial (gain) loss	698	(62)
Benefits paid	(1,398)	(930)
eTouch SPA transaction & plan combination	259	—
Exchange rate adjustments	(810)	(71)
Ending balance	$11,928	$10,524

Fair value of plan assets

	As of March 31,
	2019	2018
Beginning balance	$9,885	$7,832
Employer contributions	1,794	2,646
Actual return on plan assets	518	394
Actuarial loss	(3)	(9)
Benefits paid	(1,398)	(930)
Exchange rate adjustments	(741)	(48)
Balance at March 31, 2019	$10,055	$9,885

At March 31, 2019, 2018 India and Sri Lanka together had $1,873, $639, respectively, net projected benefit obligation recorded in the consolidated balance sheets as “accrued employee compensation and benefits”.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

Plan asset allocation

	March 31, 2019
	Target			Actual
	Allocation			Allocation
Government securities	40%	-	50%	49%
Corporate debt	30%	-	40%	41%
Other	1%	-	10%	10%

The Company’s plan assets are being managed by insurance companies in India and Sri Lanka.

Plan Assets

The following table presents the fair values of the Company’s pension plan assets.

	Fair Value Measurements
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)
At March 31, 2019
Government Bonds(1)	$4,975	—	4,975
Corporate Bonds(2)	4,097	—	4,097
Equity Shares and Others(3)	983	346	637
	$10,055	$346	$9,709
At March 31, 2018
Government Bonds(1)	$3,991	$—	$3,991
Corporate Bonds(2)	4,723	—	4,723
Equity Shares and Others(3)	1,171	365	806
	$9,885	$365	$9,520

(1)	This category comprises government fixed income investments with investments in India and Sri Lanka.
(2)	This category represents investment in bonds and debentures from diverse industries.
(3)	This category represents equity shares, money market investments and other investments.

The fair values of the government bonds are measured based on market quotes. Corporate bonds and other bonds are valued based on market quotes as of the balance sheet date. Equity share funds are valued at their market prices as of the balance sheet date. Money market funds are valued at their market price.

Pension liability

	March 31,
	2019	2018
PBO	$11,928	$10,524
Fair value of plan assets	10,055	9,885
Funded status recognized	$1,873	$639
Amount recorded in accumulated other comprehensive income	$2,402	$1,763

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The amount in accumulated other comprehensive income (loss) that is expected to be recognized as a component of net periodic benefit cost over the fiscal year ended March 31, 2020 is $186. The Company expects to contribute $4,501 to its gratuity plans during the fiscal year ending March 31, 2020.

The pretax amounts of prior service cost and actuarial gain (loss) recognized from accumulated other comprehensive income consists of:

	March 31,
	2019	2018	2017
Prior service cost	$(44)	$(9)	$(9)
Net amortization gain (loss)	(146)	(138)	(135)
Total	$(190)	$(147)	$(144)

Estimated future benefits payments

Fiscal year ending March 31 :
2020	$1,639
2021	1,771
2022	1,991
2023	2,296
2024	2,794
2025 - 2028	$16,086

On February 28, 2019, Supreme Court of India issued a ruling interpreting certain statutory defined contribution obligations of employees and employers, which altered historical understandings of such obligations, extending them to cover additional portions of employee income. As a result, contributions by the Company’s employees and the Company will increase in future periods. There is uncertainty as to whether the Indian government will apply the Supreme Court's ruling on a retroactive basis and if so, how this liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. If the Indian Government were to apply the Supreme Court ruling retroactively, without assessing interest and penalties, the impact would be a charge of approximately $6,400 to the Company’s income from operations and cash flows.

(18) 401(k) Plan

The Company sponsors a defined contribution retirement savings plan, qualified under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Eligible employees may defer a portion of their compensation into the Company’s 401(k) Plan on a pre‑tax and/or Roth basis. The Company’s 401(k) Plan currently offers a safe harbor match feature that provides Company matching contributions for certain employee contributions. For the fiscal periods ended March 31, 2019, 2018 and 2017, the Company recorded $2,091, $1,407 and $1,305 for the employer match, respectively. The Company’s 401(k) Plan may be amended at the discretion of the Company’s board of directors to discontinue the safe harbor match program at any time.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(19) Redeemable noncontrolling interest

On March 3, 2016, the Company’s Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”), acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168,257 in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018, when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145,000, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price.

In connection with the Polaris delisting offer, during the fiscal year ended March 31, 2019, Virtusa India purchased 4,669,716 shares, or approximately 4.52% of Polaris common stock from shareholders for an aggregate purchase price of approximately $31,979.

As of March 31, 2019, the Polaris common stock held by noncontrolling interest shareholders was 3,227,592 or approximately 3.13% of Polaris’ basic shares of common stock outstanding. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company has recorded the fair value of these shares as well as comprehensive income attributable to noncontrolling interest totaling $22,309 and presented this in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interest.

As of March 31, 2019, the Company had approximately $776 of Polaris stock options at fair value that were reclassified to current liabilities related to a deemed cash settlement modification resulting from the delisting offer.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(20) Accumulated Other Comprehensive Loss

	March 31,
	2019	2018	2017
Investment securities
Beginning balance	$69	$57	$23
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $58, $108, $57	(219)	175	72
Reclassifications from OCI to other income, net of tax of $20, $(246), $3	150	(190)	6
Less: Noncontrolling interests, net of tax of $7, $15, $(23)	12	27	(44)
Comprehensive income (loss) on investment securities, net of tax of $85, $(123), $37	(57)	12	34
Closing balance	$12	$69	$57
Currency translation adjustments
Beginning balance	$(41,207)	$(50,415)	$(45,211)
OCI before reclassifications	(17,305)	8,262	(3,810)
Less: Noncontrolling interests	1,158	946	(1,394)
Comprehensive income (loss) on currency translation adjustments	(16,147)	9,208	(5,204)
Closing balance	$(57,354)	$(41,207)	$(50,415)
Cash flow hedges
Beginning balance	$1,881	$11,789	$3,934
OCI before reclassifications net of tax of $(1,966), $1,265, $6,713	(4,104)	2,428	16,328
Reclassifications from OCI to
—Revenue, net of tax of $738, $(3,036), $(1,432)	1,375	(5,651)	(2,706)
—Costs of revenue, net of tax of $392, $(1,543), $(1,015)	1,089	(4,855)	(3,526)
—Selling, general and administrative expenses, net of tax of $175, $(852), $(611)	488	(2,748)	(2,107)
—Interest expenses, net of tax of $(251), $(64),$0	(714)	(160)
Less: Noncontrolling interests, net of tax of $13, $571 $(71)	24	1,078	(134)
Comprehensive income (loss) on cash flow hedges, net of tax of $(899), $(3,659) $3,583	(1,842)	(9,908)	7,855
Closing balance	$39	$1,881	$11,789
Benefit plans
Beginning balance	$(1,424)	$(1,180)	$(885)
OCI before reclassifications net of tax of $40, $(198), $(227)	(1,024)	(364)	(379)
Reclassifications from OCI for prior service credit (cost) to:
—Costs of revenue, net of tax of $0, $34, $32	—	62	53
—Selling, general and administrative expenses, net of tax of $0, $15, $18	—	27	32
Other income (expense), net of tax of $13, $0, $0	137	—	—
Reclassifications from net actuarial gain (loss) amortization to:
—Costs of revenue, net of tax of $0, $3, $3	—	5	5
—Selling, general and administrative expenses, net of tax of $0 for all periods	—	1	1
Other income (expense), net of tax of $3, $0, $0	41	—	—
Other adjustments, net of tax of $(17), 0, 0	159	20	12
(Less): Noncontrolling interests, net of tax $9, $2, $(10)	27	5	(19)
Comprehensive income (loss) on benefit plans, net of tax of $48, $(144), $(184)	(660)	(244)	(295)
Closing balance	(2,084)	$(1,424)	$(1,180)
Accumulated other comprehensive loss	$(59,387)	$(40,681)	$(39,749)

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

(21) Commitments, Contingencies and Guarantees

The Company leases office space under operating leases, which expire at various dates through fiscal year 2029. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes, and other operating expenses.

Future minimum lease payments related to operating leases for the five fiscal years following March 31, 2019 and thereafter are:

	Operating	Capital
	Leases	Leases
Fiscal year ending March 31, :
2020	$14,685	$38
2021	13,895	13
2022	12,663	1
2023	9,879	—
2024	5,686	—
2025 and thereafter	16,761	—
Total minimum lease payments	$73,569	52
Less: amount representing interest		4
Present value of future lease payments		48
Less: current portion		35
Long term capital lease obligation		$13

Total rental expense for operating leases was approximately $14,569 $12,011 and $11,701 for the fiscal years ended March 31, 2019, 2018 and 2017, respectively. The future minimum lease payments to be received in the future under non-cancellable sublease are $956. Total amortization expenses for the assets purchased under capital leases were $66, $88 and $116 for the fiscal year ended March 31, 2019, 2018 and 2017 respectively.

The Company indemnifies its officers and directors for certain events or occurrences under its charter or by‑laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of March 31, 2019.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at March 31, 2019.

The Company is not a party to any pending litigation or other legal proceedings that are likely to have a material adverse effect on its consolidated financial statements.

(22) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, statements of income and consolidated statement of cash flows

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

from all foreign currencies, including most significantly the U.K. pound sterling, Indian rupee and Sri Lankan rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts. Currently, the Company maintains four hedging programs, each with varying contract types, duration and purposes. The Company’s “Cash Flow Program” is designed to mitigate the impact of volatility in the U.S. dollar equivalent of the Company’s Indian rupee denominated expenses over a rolling 18‑month period. The Cash Flow Program transactions currently meet the criteria for hedge accounting as cash flow hedges. In addition, as part of the Polaris acquisition, the Company has assumed a cash flow program designed to mitigate the impact of the volatility of the translation of Polaris U.S. dollar denominated revenue into Indian rupees over a rolling 18 month period (“Polaris Cash Flow Program”). These cash flow hedges meet the criteria for hedge accounting as cash flow hedges. The Company’s “Balance Sheet Program” involves the use of 30‑day derivative instruments designed to mitigate the monthly impact of foreign exchange gains/losses on certain intercompany balances and payments. The Company's Balance Sheet Program is currently inactive. The Company’s “Economic Hedge Program” involves the purchase of derivative instruments with maturities of up to 92 days, and is designed to mitigate the impact of foreign exchange on U.K. pound sterling, the euro, the Canadian dollar, the Australian dollar and Swedish krona denominated revenue and costs with respect to the quarter for which such instruments are purchased. The Balance Sheet Program and the Economic Hedge Program are treated as economic hedges as these programs do not meet the criteria for hedge accounting and all gains and losses are recognized in consolidated statement of income under the same line item as the underlying exposure being hedged.

The Company is exposed to credit losses in the event of non-performance by the counterparties on its financial instruments. All counterparties currently have investment grade credit ratings. The Company anticipates that these counterparties will be able to fully satisfy their obligations under the contracts. The Company has derivative contracts with six counterparties as of March 31, 2019.

The Company's agreements with its counterparties contain provisions pursuant to which the Company could be declared in default of its derivative obligations. As of March 31, 2019, the Company had not posted any collateral related to these agreements. If the Company had breached any of these provisions as of March 31, 2019, it could have been required to settle its obligations under these agreements at amounts which approximate the March 31, 2019 fair values reflected in the table below. During the fiscal year ended March 31, 2019, the Company was not in default of any of its derivative obligations.

Changes in fair value of the designated cash flow hedges for our Cash Flow Program as well as the Polaris Cash Flow Program are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax until the forecasted hedged transactions occur and are then recognized in the consolidated statements of income in the same line item as the item being hedged. The Company evaluates hedge effectiveness at the time a contract is entered into, as well as on an ongoing basis. If and when hedge relationships are discontinued, and should the forecasted transaction be deemed probable of not occurring by the end of the originally specified period or within an additional two‑month period of time thereafter, any related derivative amounts recorded in equity are reclassified to earnings in other income (expense). There were no amounts reclassified to earnings as a result of hedge ineffectiveness for the fiscal year ended March 31, 2019 and 2018.

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

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $118,557 and $140,347 at March 31, 2019 and 2018, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $2,946 at March 31, 2019. At March 31, 2019, the maximum outstanding term of any derivative instrument was 15 months.

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

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The July 2016 interest rate swaps are at a blended weighted average of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The November 2018 interest rate swaps were entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swaps are at a fixed rate of 2.85% and are designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the swap to retain the 50% coverage target. At March 31, 2019, the total notional amounts of the interest rate swaps were $183,500 with remaining maturity of approximately 4 years.  The unrealized loss in associated with the 2016 Swap Agreements was $2,284 and $2,486 at March 31, 2019 and March 31, 2018, respectively, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the June 2016 and November 2018 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2017, of not more than 3.50 to 1.00 for periods ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods ending prior to September 30, 2020, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2018, the Company is in compliance with these covenants. The net unrealized loss associated with Interest Rate Swap Agreements was $2,284 as of March 31, 2019, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following tables set forth the fair value of derivative instruments included in the consolidated balance sheets at March 31, 2019 and March 31, 2018:

Derivatives designated as hedging instruments

	March 31, 2019	March 31, 2018
Foreign currency exchange contracts:
Other current assets	$3,264	$2,109
Other long-term assets	$147	$13
Accrued expenses and other	$318	$1,023
Long-term liabilities	$3	$—

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

	March 31, 2019	March 31, 2018
Interest rate swap contracts:
Other long-term assets	$1,349	$2,486
Long-term liabilities	$3,633	$—

The following tables set forth the effect of the Company’s foreign currency exchange and interest rate swap contracts on the consolidated financial statements of the Company for the fiscal years ended March 31, 2019 and 2018:

	Recognized in AOCI on
Derivatives Designated as	Derivatives
Cash Flow Hedging Relationships	March 31, 2019	March 31, 2018
Foreign currency exchange contracts	$(2,266)	$2,825
Interest rate swaps	$(3,804)	$868

	Reclassified from AOCI into
Location of Gain or (Loss) Reclassified	Income
from AOCI into Income	March 31, 2019	March 31, 2018
Revenue	$(2,113)	$8,687
Costs of revenue	$(1,481)	$6,398
Operating expenses	$(663)	$3,600
Interest Expenses	$965	$224

		Amount of Gain or (Loss)
		Recognized in Income
Derivatives not Designated	Location of Gain Or (Loss)	on Derivatives
as Hedging Instruments	Recognized in Income on Derivatives	March 31, 2019	March 31, 2018
Foreign currency exchange contracts	Foreign currency transaction gains (losses)		$—
	Revenue	$1,427	$(171)
	Costs of revenue	$(941)	$73
	Selling, general and administrative expenses	$(41)	$(47)

(23) Business Segment Information

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker on deciding on how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is considered to be the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on an entity level basis for purposes of making operating decisions and assessing financial performance. Therefore, the Company has determined that it operates in a single operating and reportable segment.

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(thousands, except share and per share amounts)

Geographic information:

Total revenue is attributed to geographic areas based on location of the client. Geographic information is summarized as follows:

	Year Ended March 31,
	2019	2018	2017
Customer revenue:
United States of America	$843,791	$628,147	$532,244
United Kingdom	209,232	195,547	164,970
Rest of World	194,840	196,975	161,517
Consolidated revenue	$1,247,863	$1,020,669	$858,731

	March 31,	March 31,
	2019	2018
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$216,279	$213,024
India	251,722	276,512
Rest of World	23,847	25,281
Consolidated long-lived assets, net	$491,848	$514,817

(24) Quarterly Results of Operations (unaudited)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2019	2018	2018	2018	2018	2017	2017	2017
Revenue	$327,631	$314,681	$305,520	$300,031	$281,341	$263,809	$248,174	$227,345
Costs of revenue	230,364	221,461	216,346	216,481	197,342	183,420	178,404	166,279
Gross profit	97,267	93,220	89,174	83,550	83,999	80,389	69,770	61,066
Operating expenses	74,227	73,935	75,155	69,626	67,624	66,726	59,491	54,996
Income from operations	23,040	19,285	14,019	13,924	16,375	13,663	10,279	6,070
Other income (expense)	(9,930)	3,912	(12,461)	(13,625)	(5,582)	2,843	(1,187)	(625)
Income before income tax expense	13,110	23,197	1,558	299	10,793	16,506	9,092	5,445
Income tax expense (benefit)	4,611	10,400	(402)	5,864	6,163	24,427	1,500	798
Net income (loss)	8,499	12,797	1,960	(5,565)	4,630	(7,921)	7,592	4,647
Noncontrolling interest	138	221	455	731	1,747	2,134	2,824	989
Net income (loss) available to Virtusa stockholders	$8,361	$12,576	$1,505	$(6,296)	$2,883	$(10,055)	$4,768	$3,658
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,087	1,088	1,087	1,088	1,087	1,087	701
Net income (loss) available to Virtusa common stockholders	7,273	11,489	$417	$(7,383)	$1,795	(11,142)	$3,681	$2,957
Basic earnings (loss) per share available to Virtusa common stockholders (1)	$0.24	$0.38	$0.01	$(0.25)	$0.06	$(0.38)	$0.13	$0.10
Diluted earnings (loss) per share available to Virtusa common stockholders (1)	$0.24	$0.37	$0.01	$(0.25)	$0.06	$(0.38)	$0.12	$0.10

(1)	Earnings (loss) per share amounts for each quarter may not total to the yearly earnings (loss) per share due to the weighting of shares outstanding on a quarterly and year-to-date basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(1)          Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of March 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

(2)          Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) and 15d‑15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the issuers principal executive and principal financial officers or other persons performing similar functions and effected by the issuers board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the issuers are being made only in accordance with authorizations of the management and directors of the issuer; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework 2013.

Based on this assessment, our management has concluded that, as of March 31, 2019, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(3)          Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2019.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2019.

Item 14. Principal Accountant Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended March 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following are filed as part of this Annual Report on Form 10‑K:

1.           Financial Statements

The following consolidated financial statements are included in Item 8:

2.           Financial Statement Schedules

The financial statement schedule entitled “Schedule II—Valuation and Qualifying Accounts” is filed as part of this Annual Report on Form 10‑K  under this Item 15.

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

Virtusa Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

For the years ended March 31, 2019, 2018, and 2017

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deductions/	End of
Description	of Period	Expenses	Other	Period
	(In thousands)
Accounts receivable allowance for doubtful accounts:
Year ended March 31, 2017	$1,046	$1,015	$(256)	$1,805
Year ended March 31, 2018	$1,805	$1,248	$275	$3,328
Year ended March 31, 2019	$3,328	$864	$(1,939)	$2,253

3.           Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1++

Equity Purchase Agreement by and among the Company, eTouch Systems Corp., and the equity holders thereof and Ani Gadre as equityholder representative, dated as of March 12, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on March 13, 2018 and incorporated by reference herein).

2.2++

Share Purchase Agreement by and among Virtusa Software Services Private Limited, Virtusa Consulting Services Private Limited, eTouch Systems (India) Pvt. Ltd and the equityholders thereof, dated as of March 12, 2018 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on March 13, 2018 and incorporated by reference herein).

2.3++

Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on November 5, 2015 and incorporated by reference herein).

2.4++

Amendment to Share Purchase Agreement, dated as of February 25, 2016, by and among the Company, Polaris Consulting & Services Limited and the other parties thereto (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on March 2, 2016 and incorporated by reference herein).

3.1

Amended and Restated By‑laws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on August 1, 2017 and incorporated by reference herein)

3.2

Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S‑1, as amended (Registration No. 333‑ 141952) and incorporated herein by reference).

4.1

Specimen certificate evidencing shares of the Registrant’s common stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S‑1, as amended (Registration No. 333‑141952) and incorporated herein by reference).

4.2

Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed May 3, 2017 and incorporated by reference herein).

4.3

Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A‑1 Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8‑K  (File No. 001‑33625) filed May 3, 2017 and incorporated by reference herein).

10.1

Lease by and between the Registrant and 132 Turnpike Road LLC dated as of October 23, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001‑33625) filed November 8, 2017 and incorporated herein by reference).

10.2

Lease by and between Orion Development (Private) Limited and Virtusa (Private) Limited, dated as of November 17, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001‑33625) filed February 8, 2018 and incorporated herein by reference).

10.3

Lease Deed by and between DLF Assets Private Limited and Virtusa Software Services Pvt. Ltd. dated as of May 4, 2014 (previously filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10‑K (File No. 001‑33625) filed May 23, 2014 and incorporated herein by reference).

10.4

Lease Deed by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001‑33625) filed September 7, 2007 and incorporated herein by reference).

Exhibit No.	Exhibit Title

10.5

Co‑Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S‑1, as amended (Registration No. 333‑141952) and incorporated herein by reference).

10.6++

Stock Purchase Agreement by and among Virtusa Corporation, Apparatus, Inc., an Indiana corporation, and Kelly Pfledderer and the other selling stockholder listed therein, dated as of April 1, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K, filed April 1, 2015, and incorporated herein by reference).

10.7++

Asset Purchase Agreement by and among the Registrant, Agora Group, Inc. (“Agora”) and the sole stockholder of Agora dated as of July 28, 2015 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001‑33625) filed July 30, 2015 and incorporated by reference herein).

10.8++

Investment Agreement, dated as of May 3, 2017, between the Company and Orogen Viper LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed May 3, 2017 and incorporated by reference herein).

10.9+

Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S‑1, as amended (Registration No. 333‑141952) and incorporated herein by reference).

10.10+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Kris Canekeratne (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001‑33625) filed July 27, 2018 and incorporated herein by reference).

10.11+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Ranjan Kalia (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K (File No. 0001-33625) filed July 27, 2018 and incorporated herein by reference).

10.12+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Thomas R. Holler (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0001-33625) filed July 27, 2018 and incorporated herein by reference).

10.13+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Roger Keith Modder (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 0001-33625) filed July 27, 2018 and incorporated herein by reference).

10.14+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Samir Dhir (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on July 27, 2018 and incorporated herein by reference).

10.15+

Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Sundar Narayanan (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed on July 27, 2018 and incorporated herein by reference).

10.16+

Executive Agreement between the Registrant and Raj Rajgopal, dated as of July 15, 2009 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed July 17, 2009 and incorporated herein by reference).

10.17+

Separation and Release Agreement dated as of November 29, 2018 by and between the Registrant and Raj Rajgopal (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625), filed December 3, 2018 and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.18+

2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non‑Qualified Stock Option Agreement for Company Employees, Form of Non‑Qualified Stock Option Agreement for Non‑Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10‑K (File No. 001‑33625) filed June 3, 2008 and incorporated herein by reference).

10.19+

Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10‑K (File No. 001‑33625) filed May 27, 2011 and incorporated herein by reference).

10.20+

Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non‑Qualified Stock Option Agreement for Company Employees, Form of Non‑Qualified Stock Option Agreement for Non‑Employee Directors, Form of Non‑Qualified Stock Option Agreement for Company Employees—INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non‑Employee Directors Form of Employee Restricted Stock Award Agreement—INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non‑Employee Directors, Form of Employee Restricted Stock Unit Agreement—INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement—INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement—INDIA (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed September 4, 2015 and incorporated by reference herein).

10.21++

Asset Purchase Agreement by and among the Company, OSB Consulting, LLC, a New Jersey limited liability company, and the sole member thereof dated November 1, 2013 (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed November 4, 2013 and incorporated herein by reference).

10.22++

Share Purchase Agreement by and among Virtusa International B.V. and the shareholders of TradeTech Consulting Scandinavia AB listed on the signature pages thereto dated as of January 2, 2014 (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed January 6, 2014 and incorporated herein by reference).

10.23+

Fourth Amended and Restated Director Compensation Policy, effective December 5, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed December 7, 2017 and incorporated herein by reference).

10.24†

Master Professional Services Agreement (CITI‑CONTRACT‑14084‑2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Limited and Citigroup Technology, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001‑33625) filed on February 8, 2016 and incorporated herein by reference).

10.25†

Amendment #1 to Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Limited, Citigroup Technology, Inc. and the Registrant, dated as of November 5, 2015 (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10‑Q/A (File No. 001‑33625) filed on May 23, 2016 and incorporated herein by reference).

10.26†

Amendment #2 to Master Professional Services Agreement by and between Polaris Consulting & Services Limited and Citigroup Technology, Inc., effective as of March 1, 2016  (previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10‑K (File No. 001‑33625) filed on May 27, 2016,and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.27†

Amendment #2 to Master Professional Services Agreement (CITI‑CONTRACT‑14084‑2015) by and between Polaris Consulting & Services Limited and Citigroup Technology, Inc., dated as of May 1, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10‑Q (File No. 001‑33625) filed on August 8, 2017 and incorporated herein by reference).

10.28*

Amended and Restated Credit Agreement, dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers.

10.29†

Amendment No. 1 to Amended and Restated Credit Agreement, dated March 12, 2018 with JPMorgan Chase Bank, N.A. and the lenders party thereto (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed March 13, 2018 and incorporated by reference herein).

10.30+

Polaris Employment Contract, dated September 26, 2012, between Polaris Software Lab Ltd. and Jitin Goyal (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed March 9, 2016 and incorporated herein by reference).

10.31+

Settlement Agreement dated as of November 9, 2016 by and between Polaris Consulting & Services Limited and Jitin Goyal (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed November 9, 2016 and incorporated herein by reference).

10.32+

Separation Agreement dated as of November 9, 2016 by and between Polaris Consulting & Services Limited and Jitin Goyal (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8‑K (File No. 001‑33625) filed November 9, 2016 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of KPMG LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002, 18 U.S.C. 1350.

101*

The following materials from the Registrant’s Annual Report on Form 10‑K for the year ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) Consolidated Statements of Comprehensive Income (loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements.

+     Indicates a management contract or compensation plan, contract or arrangement.

++  Schedules (or similar attachments) to the applicable share or stock purchase agreement or asset purchase agreement, as the case may be, have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S‑K. The Company supplementally will furnish copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

†     Confidential treatment has been granted for certain provisions of this Exhibit.

*     Filed herewith.

**   Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of May, 2019.

VIRTUSA CORPORATION

By:	/s/ KRIS CANEKERATNE
Kris Canekeratne Chairman and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We the undersigned officers and directors of Virtusa Corporation, hereby severally constitute and appoint Kris Canekeratne and Ranjan Kalia, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10‑K, and generally to do all things in our names and on our behalf in such capacities to enable Virtusa Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of May, 2019.

Signature	Title

/s/ KRIS CANEKERATNE	Chairman and Chief Executive Officer (Principal Executive Officer)
Kris Canekeratne

/s/ RANJAN KALIA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Ranjan Kalia

/s/ IZHAR ARMONY	Director
Izhar Armony

/s/ VIKRAM S. PANDIT	Director
Vikram S. Pandit

/s/ ROWLAND MORIARTY	Director
Rowland Moriarty

/s/ WILLIAM K. O’BRIEN	Director
William K. O’Brien

/s/ AL‑NOOR RAMJI	Director
Al‑Noor Ramji

/s/ BARRY R NEARHOS	Director
Barry R. Nearhos

Signature	Title

/s/ DEBORAH C. HOPKINS	Director
Deborah C. Hopkins

/s/ JOSEPH DOODY	Director
Joseph Doody