Form 10-Q
period 2019-06-30
VIRTUSA CORP
filed 2019-08-09
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from             to

Commission File Number 001-33625

VIRTUSA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3512883
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of August 6, 2019:

Class	Number of Shares
Common Stock, par value $.01 per share	30,246,947

Virtusa Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$190,007	$189,676
Short-term investments	17,912	33,138
Accounts receivable, net of allowance of $2,141 and $2,253 at June 30, 2019 and March 31, 2019, respectively	149,652	162,396
Unbilled accounts receivable	116,722	113,431
Prepaid expenses	46,586	42,314
Restricted cash	336	351
Asset held for sale	9,042	8,978
Other current assets	33,715	29,967
Total current assets	563,972	580,251
Property and equipment, net	120,225	119,865
Operating lease right-of-use assets	54,222	—
Investments accounted for using equity method	1,523	1,446
Long-term investments	366	322
Deferred income taxes	29,125	28,770
Goodwill	280,501	279,543
Intangible assets, net	97,689	92,440
Other long-term assets	35,780	29,836
Total assets	$1,183,403	$1,132,473
Liabilities, Series A Convertible Preferred Stock, Redeemable noncontrolling interest and Stockholders’ equity
Current liabilities:
Accounts payable	$41,802	$46,471
Accrued employee compensation and benefits	61,561	74,801
Deferred revenue	7,074	6,421
Accrued expenses and other	77,334	70,050
Current portion of long-term debt	13,657	11,407
Operating lease liabilities	11,011	—
Income taxes payable	5,917	4,844
Total current liabilities	218,356	213,994
Deferred income taxes	15,713	15,824
Operating lease liabilities, noncurrent	47,708	—
Long-term debt, less current portion	348,469	351,320
Long-term liabilities	28,102	29,824
Total liabilities	658,348	610,962
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at June 30, 2019 and March 31, 2019; redemption amount and liquidation preference of $108,000 at June 30, 2019 and March 31, 2019	107,202	107,161
Redeemable noncontrolling interest	18,651	23,576
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at June 30, 2019 and March 31, 2019; zero shares issued and outstanding at June 30, 2019 and March 31, 2019, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at June 30, 2019 and March 31, 2019; issued 33,122,954 and 33,012,775 shares at June 30, 2019 and March 31, 2019, respectively; outstanding 30,242,955 and 30,132,776 shares at June 30, 2019 and March 31, 2019, respectively	331	330
Treasury stock, 2,879,999 common shares, at cost, at June 30, 2019 and March 31, 2019	(39,652)	(39,652)
Additional paid-in capital	244,078	239,204
Retained earnings	255,026	250,279
Accumulated other comprehensive loss	(60,581)	(59,387)
Total Virtusa stockholders’ equity	399,202	390,774
Noncontrolling interest in subsidiaries	—	—
Total Stockholders' equity	399,202	390,774
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity	$1,183,403	$1,132,473

See accompanying notes to unaudited consolidated financial statement

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2019	2018
Revenue	$319,024	$300,031
Costs of revenue	234,735	216,481
Gross profit	84,289	83,550
Operating expenses:
Selling, general and administrative expenses	70,861	69,626
Income from operations	13,428	13,924
Other income (expense):
Interest income	673	1,292
Interest expense	(4,908)	(4,254)
Foreign currency transaction gains (losses), net	1,202	(10,758)
Other, net	364	95
Total other expense	(2,669)	(13,625)
Income before income tax expense	10,759	299
Income tax expense	4,739	5,864
Net income (loss)	6,020	(5,565)
Less: net income attributable to noncontrolling interests, net of tax	186	731
Net income (loss) available to Virtusa stockholders	5,834	(6,296)
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087
Net income (loss) available to Virtusa common stockholders	$4,747	$(7,383)
Basic earnings (loss) per share available to Virtusa common stockholders	$0.16	$(0.25)
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.15	$(0.25)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2019	2018

Net income (loss)	$6,020	$(5,565)
Other comprehensive income (loss):
Foreign currency translation adjustment	(381)	(10,653)
Pension plan adjustment	162	(209)
Unrealized gain on available-for-sale debt securities, net of tax effect	3	137
Unrealized loss on effective cash flow hedges, net of tax effect	(834)	(3,801)
Other comprehensive income (loss)	$(1,050)	$(14,526)
Comprehensive income (loss)	4,970	(20,091)
Less: comprehensive income attributable to noncontrolling interest, net of tax	330	2,197
Comprehensive income (loss) available to Virtusa stockholders	$4,640	$(22,288)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

(In thousands, except share amounts)

							Accumulated	Total
					Additional		Other	Virtusa	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interest
Balance at March 31, 2019	33,012,775	$330	(2,879,999)	$(39,652)	$239,204	$250,279	$(59,387)	$390,774	$23,576
Proceeds from the exercise of stock options	13,416	—	—	—	194	—	—	194	8
Proceeds from the exercise of subsidiary stock options	—	—	—	—	—	—	—	—	—
Restricted stock awards vested	96,763	1	—	—	(1)	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,011)	—	—	(2,011)	—
Share-based compensation	—	—	—	—	6,674	—	—	6,674	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	18	—	—	18	170
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	(5,549)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	116
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(1,194)	(1,194)	144
Net income (loss)	—	—	—	—	—	5,834	—	5,834	186
Balance at June 30, 2019	33,122,954	331	(2,879,999)	(39,652)	244,078	255,026	(60,581)	399,202	18,651

							Accumulated	Total
					Additional		Other	Virtusa	Non-	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	interest	equity
Balance at March 31, 2018	32,469,092	$325	(2,879,999)	$(39,652)	$260,612	$238,019	$(40,681)	$418,623	$17,460	$436,083
Proceeds from the exercise of stock options	33,173	—	—	—	294	—	—	294	—	294
Proceeds from the exercise of subsidiary stock options	—	—	—	—	196	—	—	196	—	196
Restricted stock awards vested	95,432	1	—	—	(1)	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,450)	—	—	(2,450)	—	(2,450)
Share-based compensation	—	—	—	—	7,908	—	—	7,908	—	7,908
Subsidiary share-based compensation	—	—	—	—	30	—	—	30	—	30
Cumulative effect of adopting ASC Topic 606, net of tax	—	—	—	—	—	464	—	464	—	464
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)
Other comprehensive income (loss)	—	—	—	—	—	—	(13,060)	(13,060)	(1,466)	(14,526)
Net income (loss)	—	—	—	—	—	(6,296)	—	(6,296)	731	(5,565)
Balance at June 30, 2018	32,597,697	326	(2,879,999)	(39,652)	266,589	231,100	(53,741)	404,622	16,725	421,347

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$6,020	$(5,565)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,765	7,273
Share-based compensation expense	6,676	7,938
Provision (recovery) for doubtful accounts	(64)	(206)
Loss (gain) on disposal of property and equipment	42	(8)
Foreign currency transaction (gains) losses, net	(1,202)	10,758
Amortization of discounts and premiums on investments	(4)	51
Amortization of debt issuance cost	273	273
Deferred income taxes, net	(72)	(3,594)
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	7,203	(12,750)
Prepaid expenses and other current assets	(6,015)	(7,519)
Other long-term assets	(7,730)	(4,150)
Accounts payable	(4,479)	1,218
Accrued employee compensation and benefits	(15,632)	(14,855)
Accrued expenses and other current liabilities	10,454	6,562
Operating lease liabilities	125	—
Income taxes payable	2,620	6,412
Other long-term liabilities	(3,744)	1,432
Net cash provided by (used in) operating activities	2,236	(6,730)
Cash flows from investing activities:
Proceeds from sale of property and equipment	19	186
Purchase of short-term investments	(4,622)	(38,008)
Proceeds from sale or maturity of short-term investments	19,817	29,292
Payment for asset acquisition	(4,251)	—
Purchase of property and equipment	(4,775)	(13,461)
Net cash provided by (used in) investing activities	6,188	(21,991)
Cash flows from financing activities:
Proceeds from exercise of common stock options	194	294
Proceeds from exercise of subsidiary stock options	52	196
Payment of debt	(875)	(875)
Payments of withholding taxes related to net share settlements of restricted stock	(2,011)	(2,450)
Purchase of redeemable noncontrolling interest related to Polaris	(5,549)	—
Principal payments on capital lease obligation	(18)	(22)
Payment of dividend on Series A Convertible Preferred Stock	(1,046)	(1,046)
Net cash used in financing activities	(9,253)	(3,903)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,145	(7,279)
Net increase (decrease) in cash and cash equivalents and restricted cash	316	(39,903)
Cash, cash equivalents and restricted cash, beginning of year	190,113	195,236
Cash, cash equivalents and restricted cash, end of period	$190,429	$155,333

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	June 30, 2019	March 31, 2019
Balance sheet classification
Cash and cash equivalents	$190,007	$189,676

Restricted cash in current assets	336	351
Restricted cash in other long-term assets	86	86
Total restricted cash	$422	$437
Total cash, cash equivalents and restricted cash	$190,429	$190,113

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

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 24, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Management re-evaluates these estimates on an ongoing basis. The most significant estimates relate to the recognition of revenue and profits based on the percentage of completion method of accounting for fixed-price contracts, income taxes, including reserves for uncertain tax positions, deferred taxes and liabilities, intangible assets, valuation of financial instruments including derivative contracts and investments. Management bases its estimates on historical experience and on various other factors and assumptions that are believed to be reasonable under the circumstances. The actual amounts may vary from the estimates used in the preparation of the accompanying consolidated financial statements.

Fair Value of Financial Instruments

At June 30, 2019 and March 31, 2019, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the consolidated financial statements.

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, ASU 2018-20 in December 2018 and ASU 2019-01 in March 2019, which provide clarifications and improvements to this new standard. ASU 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use asset (“ROU”) and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard permits the use of either retrospective to each prior reporting period presented with the cumulative effect of adoption recognized at the beginning of the earliest period presented or retrospective to the beginning of the period of adoption through a cumulative-effect adjustment (the "Modified Retrospective Effective Date Method").

The Company adopted this standard, (“ASC Topic 842”), effective April 1, 2019, using a Modified Retrospective Effective Date Method. The Company has elected the package of practical expedients which permits the Company to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company did not elect the use of hindsight practical expedient to reevaluate the lease term of existing contracts. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies. The impact of adoption primarily relates to the recognition of right-of-use operating lease assets and operating lease liabilities on the Company’s unaudited consolidated balance sheets for all operating leases with a term greater than twelve months. The adoption of this standard on April 1, 2019 resulted in the recognition of ROU assets for operating leases of $54,762 and operating lease liabilities of $59,157. The Company’s accounting for finance leases (formerly capital leases) remains substantially unchanged. The adoption of this standard did not have an impact on the consolidated statement of income

(loss) and comprehensive income (loss), consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.

See Note 7 “Leases” for additional information regarding leases.

New Accounting Pronouncements

Unless otherwise discussed below, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. The FASB subsequently issued ASU 2019-04 in April 2019 and ASU 2019-05 in May 2019, which provide clarifications and improvements to this new standard. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this new standard will have on its consolidated financial statements and related disclosures.

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

The components of basic earnings (loss) per share are as follows:

	Three Months Ended
	June 30,
	2019	2018
Numerators:
Net income (loss) available to Virtusa stockholders	$5,834	$(6,296)
Less: Series A Convertible Preferred Stock dividends and accretion	(1,087)	(1,087)
Net income (loss) available to Virtusa common stockholders	$4,747	$(7,383)
Denominators:
Basic weighted average common shares outstanding	30,167,910	29,633,026
Basic earnings (loss) per share available to Virtusa common stockholders	$0.16	$(0.25)

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended
	June 30,
	2019	2018
Numerators:
Net income (loss) available to Virtusa common stockholders	$4,747	$(7,383)
Add : Series A Convertible Preferred Stock dividends and accretion	—	—
Net income (loss) available to Virtusa common stockholders and assumed conversion	$4,747	$(7,383)
Denominators:
Basic weighted average common shares outstanding	30,167,910	29,633,026
Dilutive effect of Series A Convertible Preferred Stock if converted	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	766,501	—
Weighted average shares—diluted	30,934,411	29,633,026
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.15	$(0.25)

During the three months ended June 30, 2019 and 2018, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase zero shares and 1,798,429 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive.  For the three months ended June 30, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At June 30, 2019 and March 31, 2019, all of the Company’s investment securities were classified as available-for-sale debt securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at June 30, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate bonds:
Current	$479	$1	$—	$480
Non-current	—	—	—	—
Preference shares:
Non-current	189	—	—	189
Agency and short-term notes:
Current	1,496	2	—	1,498
Time Deposits:
Current	5,133	—	—	5,133
Equity securities:
Mutual funds:
Current	10,688	113		10,801
Equity Shares/ Options:
Non-current	8	169	—	177
Total available-for-sale debt securities and equity securities	$17,993	$285	$—	$18,278

The following is a summary of investment securities at March 31, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate bonds:
Current	$2,779	$1	$(2)	$2,778
Non-current	—	—	—	—
Preference shares:	188	—	—	188
Agency and short-term notes:
Current	1,492	1	—	1,493
Time deposits:
Current	15,861	—	—	15,861
Equity Shares:
Mutual funds:
Current	12,912	94	—	13,006
Equity Shares/ Options:
Non-current	8	126	—	134
Total available-for-sale debt and equity securities	$33,240	$222	$(2)	$33,460

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

Proceeds from sales of available-for-sale debt and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended
	June 30,
	2019	2018
Proceeds from sales or maturities of available-for-sale investment securities and equity securities	$19,817	$29,292

Gross gains	$228	$125
Gross losses	—	(63)
Net realized gains on sales of available-for-sale investment securities and equity securities	$228	$62

(5) Fair Value of Financial Instruments

The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sale debt securities—current	$—	$7,111	$—	$7,111
Equity securities—current	—	10,801	—	10,801
Available-for-sale debt securities—non-current	—	189	—	189
Equity securities—non-current	—	177	—	177
Derivative financial instruments:
Foreign currency derivative contracts	—	5,138	—	5,138
Interest rate swap contracts	—	657	—	657
Total assets	$—	$24,073	$—	$24,073
Liabilities:				—
Foreign currency derivative contracts	—	—	—	—
Interest rate swap contracts	—	6,193	—	6,193
Total liabilities	$—	$6,193	$—	$6,193

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sale debt securities—current	$—	$20,132	—	$20,132
Equity securities—current	—	13,006	—	13,006
Available-for-sale debt securities—non-current	—	188	—	188
Equity securities—non-current	—	134	—	134
Derivative financial instruments:
Foreign currency derivative contracts	—	3,411	—	3,411
Interest rate swap contracts	—	1,349	—	1,349
Total assets	$—	$38,220	$—	$38,220
Liabilities:
Foreign currency derivative contracts	$—	321	$—	321
Interest rate swap contracts	—	3,633	—	3,633
Contingent consideration	—	—	—	—
Total liabilities	$—	$3,954	$—	$3,954

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $83,448 and $118,557 at June 30, 2019 and March 31, 2019, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to earnings during the next 12 months are $5,138 at June 30, 2019. At June 30, 2019, the maximum outstanding term of any derivative instrument was 12 months.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement (See Note 13), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the swaps as cash flow hedges.

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The July 2016 interest rate swaps are at a blended weighted average of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The November 2018 interest rate swaps were entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swaps are at a fixed rate of 2.85% and are designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the swap to retain the 50% coverage target. At June 30, 2019, the total notional amounts of the interest rate swaps were $181,900 with remaining maturity of approximately 4 years. The unrealized losses associated with the swap agreements was $5,536 and $2,284 at June 30, 2019 and March 31, 2019, respectively, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at June 30, 2019 and March 31, 2019:

Derivatives designated as hedging instruments

	June 30, 2019	March 31, 2019
Foreign currency exchange contracts:
Other current assets	$5,138	$3,264
Other long-term assets	$—	$147
Accrued expenses and other	$—	$318
Long-term liabilities	$—	$3

	June 30, 2019	March 31, 2019
Interest rate swap contracts:
Other long-term assets	$657	$1,349
Long-term liabilities	$6,193	$3,633

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three months ended June 30, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives
Derivatives Designated as	Three Months Ended
Cash Flow Hedging Relationships	June 30, 2019	June 30, 2018
Foreign currency exchange contracts	$2,633	$(5,292)
Interest rate swaps	$(3,045)	$273

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income
from AOCI into Income (loss) (Effective	Three Months Ended
Portion)	June 30, 2019	June 30, 2018
Revenue	$(18)	$(356)
Costs of revenue	$405	$318
Operating expenses	$200	$170
Interest Expenses	$208	207

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three Months Ended
Derivatives not Designated	Location of Gain Or (Loss)	June 30,
as Hedging Instruments	Recognized in Income (loss) on Derivatives	2019	2018
Foreign currency exchange contracts	Revenue	$355	$819
	Costs of revenue	$(226)	$(533)
	Selling, general and administrative expenses	$(20)	$—

(7) Leases

The Company’s leased assets primarily consist of operating leases for office space, equipment and vehicles. At the inception of a contract, the Company determines whether a contract contains a lease, and if a lease is identified, whether it is an operating or finance lease. In determining whether a contract contains a lease, the Company considers whether (1)  it has the right to obtain substantially all of the economic benefits from the use of the asset throughout the term of the contract, (2) it has the right to direct how and for what purpose the asset is used throughout the term of the contract and (3) it has the right to operate the asset throughout the term of the contract without the lessor having the right to change the terms of the contract.  The Company leases vehicles in certain locations primarily as an employee benefit and these leases are classified as either operating or finance leases. The Company does not have finance leases that are material to the Company’s consolidated financial statements. Some of the Company’s lease agreements contain both lease and non-lease components. The Company separates lease components from non-lease components for all the Company’s lease assets. The consideration in the lease contract is allocated to the lease and non-lease components based on the estimated standalone prices.

A portion of the leases for office space contain certain charges for additional rent expenses that are variable. Due to this variability, the cash flows associated with these charges are not included in the minimum lease payments used in determining the ROU lease assets and associated lease liabilities.

The Company’s ROU lease assets represent the Company’s right to use an underlying asset for the lease term and may include any advance lease payments made and any initial direct costs and exclude lease incentives. The Company’s lease liabilities represent the Company’s obligation to make lease payments arising from the contractual terms of the lease. ROU lease assets and lease liabilities are recognized at the commencement of the lease and are calculated using the present value of lease payments over the lease term. The Company’s operating lease agreements do not provide enough information to arrive at an implicit interest rate. Therefore, the Company uses its estimated incremental borrowing rate based on information available at the commencement date of the lease to calculate the present value of the lease payments. The Company determines the incremental borrowing rate on a lease-by-lease basis by developing an estimated borrowing rate of the Company for a fully collateralized obligation with a term similar to the lease term, and adjusts the rate to reflect the incremental risk associated with the currency in which the lease is denominated.

The following table provides information on the components of the Company’s operating leases included in its unaudited consolidated balance sheets:

Leases	Location on Consolidated Balance Sheets	June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use of assets	$54,222

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$11,011
Noncurrent
Operating lease liabilities	Operating lease liabilities, noncurrent	$47,708
	Total	$58,719

The Company’s leases have remaining lease terms ranging from 1 year to 9 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company includes such options when determining the lease term when it is reasonably certain that the Company will exercise that option.

The following table provides the components of lease expense related to our operating leases:

		Three Months Ended
	Location on Consolidated Statements of Income (Loss)	June 30, 2019
Operating lease cost:
Operating lease cost	Selling, general and administrative expenses	$3,830
Variable lease cost	Selling, general and administrative expenses	$6
Short-term lease cost	Selling, general and administrative expenses	$89
Less: Sublease income	Selling, general and administrative expenses	$(165)
Total operating lease cost		$3,760

The following table provides supplemental cash flow information related to our operating leases:

Three Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3,734

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,362

The following table provides information on the weighted average remaining lease term and weighted average discount rate related to our operating leases:

June 30, 2019
Weighted average remaining lease term, in years:
Operating leases	5.90
Weighted average discount rate:
Operating leases	7.54%

The following table provides the schedule of the Company’s future minimum payments on its operating leases at March 31, 2019, which were accounted for in accordance with its historic accounting policies under ASC Topic 840.

Operating leases
March 31, 2019
2020	$14,685
2021	13,895
2022	12,663
2023	9,879
2024	5,686
2025 and thereafter	16,761
Total lease payments	$73,569

There were no lease agreements that contained restrictive covenants or material residual value guarantees as of June 30, 2019.

The following table provides the schedule of maturities of the Company’s operating lease liabilities, under ASC Topic 842, as of June 30, 2019:

Operating leases
June 30, 2019
2020- remainder of year	$11,211
2021	14,446
2022	13,229
2023	10,437
2024	6,252
2025 and thereafter	16,818
Total lease payments	$72,393
Interest	13,674
Total lease liabilities	$58,719

As of June 30, 2019, the Company had committed to payments of $574 related to an operating lease that had yet to commence and therefore is not included in consolidated balance sheets.  This lease commenced in July 2019 and has a five year lease term.

(8) Revenues

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended	Three Months Ended
Revenue by geography:	June 30, 2019	June 30, 2018
North America	$230,480	$209,629
Europe	63,080	66,736
Rest of World	25,464	23,666
Consolidated revenue	$319,024	$300,031

	Three Months Ended	Three Months Ended
Revenue by Customer’s Industry Groups	June 30, 2019	June 30, 2018
Banking financial services insurance	$189,973	$188,738
Communications and Technology	104,501	83,028
Media & Information and Other	24,550	28,265
Consolidated revenue	$319,024	$300,031

	Three Months Ended	Three Months Ended
Revenue by service offerings	June 30, 2019	June 30, 2018
Application outsourcing	$181,963	$160,709
Consulting	137,061	139,322
Consolidated revenue	$319,024	$300,031

	Three Months Ended	Three Months Ended
Revenue by contract type	June 30, 2019	June 30, 2019
Time-and-materials	$189,899	$179,226
Fixed-price*	129,125	120,805
Consolidated revenue	$319,024	$300,031

*Fixed-price includes both retainer-billing basis and fixed-price progress towards completion

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

Contract assets included in unbilled accounts receivable are recorded when services have been provided but the Company does not have an unconditional right to receive consideration. Contract assets are primarily related to unbilled amounts on fixed-price contracts utilizing the input method of revenue recognition. The timing between services rendered and timing of payment is less than one year. The Company recognizes an impairment loss when the contract carrying amount is greater than the remaining consideration receivable, less directly related costs to be incurred.

The table below shows significant movements during the three months ended June 30, 2019 and 2018 in contract assets:

	June 30, 2019	June 30, 2018
Beginning balance	$18,538	$15,998
Revenues recognized during the period but not yet billed	20,859	34,184
Amounts billed	(20,594)	(29,853)
Other	(65)	(284)
Ending balance	$18,738	$20,045

Contract liabilities comprise amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows significant movements in the deferred revenue balances during the three months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Beginning balance	$6,421	$7,908
Amounts billed but not yet recognized as revenues	4,123	4,304
Revenues recognized related to the opening balance of deferred revenue	(3,495)	(5,350)
Other	25	(67)
Ending balance	$7,074	$6,795

Remaining performance obligation

ASC Topic 606- Revenue from Contracts with Customers requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019. This disclosure is not required for:

(1)	contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty,
(2)	contracts for which the Company recognizes revenues based on the right to invoice for services performed,
(3)

variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met, or

(4)	variable consideration in the form of a sales-based or usage-based royalty promised in exchange for a license of intellectual property.

Many of the Company’s performance obligations meet one or more of these exemptions. As of June 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $56,503 and will be recognized as revenue within 5 years.

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three months ended June 30, 2019 and 2018, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the three months ended June 30, 2019 and 2018, the Company has paid $1,046 as cash dividend on Series A Convertible Preferred Stock. As of June 30, 2019 and 2018, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(10) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at June 30, 2019:

June 30, 2019
Balance at April 1, 2019	$279,543
Foreign currency translation adjustments	958
Balance at June 30, 2019	$280,501

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $145,661. The acquisition costs and goodwill balance not deductible for tax purposes are $147,744.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at June 30, 2019:

	June 30, 2019
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	12.6	$133,572	$36,798	$96,774
Trademark	2.0	900	554	346
Technology	5.0	500	403	97
Other	5.0	497	25	472
	12.5	$135,469	$37,780	$97,689

During the three months ended June 30, 2019, the Company acquired certain assets of a small consulting company located in U.S. The purchase price was approximately $4,251 in cash paid at closing and an additional earn-out consideration of up to $4,453 payable within one year based on achievements of certain revenue targets. The probable and estimable value of the contingent consideration as of June 30, 2019 is $4,058.

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at March 31, 2019:

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

(11) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 44.0% for the three months ended June 30, 2019, as compared to an effective tax rate of 1961.2% for the three months ended June 30, 2018. The Company’s effective tax rate for the three months ended June 30, 2019 was impacted by executive stock compensation limitations and Base Erosion Alternative Tax “BEAT” enacted in the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

During the fiscal year ended March 31, 2019, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to U.S. taxation as well as local taxation with a corresponding foreign tax credit, at the election of the Company. During the three months ended June 30, 2019, the Company has elected to deduct the foreign taxes in computing the income tax expense for the three months ended June 30, 2019. The Company’s income tax provision for the three months ended June 30, 2019, includes the impact of Global Intangible Low-taxed Income (“GILTI”), of the Tax Act. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in jurisdictions in which the Company has tax holiday benefits.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $24,693 and $1,175 of net deferred tax assets in the United States and the United Kingdom, respectively, at June 30, 2019. The Company has not recorded valuation allowance as management has concluded it is more likely than not to be utilized before expiration. The Company expects sufficient taxable income in future periods related to the impact of the GILTI and the election to treat several foreign entities as disregarded entities.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, was operating under a 12-year income tax holiday arrangement until March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2019, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The 12-year income tax holiday arrangement expired as of March 31, 2019 and therefore during the three months ended June 30, 2019, the Company recorded tax expense on all the earnings in its Sri Lankan subsidiary at the statutory rate.

The Company has been under income tax examination in India, the U.K, Singapore and the United States. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2014 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”). At issue were several matters, the most significant of which was the redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm’s-length profit on transactions with respect to the Company’s subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. The Company is currently appealing assessments for fiscal years ended March 31, 2005 through 2014. In the United Kingdom, the Company is currently under examination for transfer pricing and research benefits for the years ended March 31, 2014 to March 31, 2017. In Singapore, Inland Revenue Authority is confirming the appropriateness of the Company’s deductions for the year ended March 31, 2017. In the United States, the Internal Revenue Service has initiated an examination of fiscal years ended March 31, 2015 and March 31, 2017.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2019 and March 31, 2019, the total liability for unrecognized tax benefits was $6,824 and $6,744, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2019 and 2018, the unrecognized tax benefits increased by $80 and $515, respectively. The increase in unrecognized tax benefits in the three months ended June 30, 2019 was predominantly due to foreign currency movements and the increase for incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is currently or has been historically subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At June 30, 2019, the Company had approximately $158,815 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(12) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended
	June 30,
	2019	2018
Customer revenue:
United States of America	$218,092	$201,140
United Kingdom	49,879	53,755
Rest of World	51,053	45,136
Consolidated revenue	$319,024	$300,031

	June 30,	March 31,
	2019	2019
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$222,123	$216,279
India	252,312	251,722
Rest of World	23,980	23,847
Consolidated long-lived assets, net	$498,415	$491,848

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended
	June 30,
	2019	2018
Customer A	15.5%	17.2%

(13) Debt

On February 6, 2018, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the prior $300,000 credit agreement with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated and provides for a $200,000 revolving credit facility and a $180,000 term loan and a $70,000 delayed-draw term loan. The Company drew down $180,000 under the term loan of the Credit Agreement and $55,000 under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the prior credit agreement and fund the Polaris delisting transaction. On March 12, 2018, the Company drew down the $70,000 delayed draw to fund the eTouch Systems Corp. acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. For the fiscal year ending March 31, 2020, the Company is required to make principal payments of $3,125 per quarter. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 6, 2023. At June 30, 2019, the interest rate on the term loan and line of credit was 4.91%.

At June 30, 2019, the Company was in compliance with its debt covenants and has provided a quarterly certification to its lenders to that effect. The Company believes that it currently meets all conditions set forth in the Credit Agreement to borrow thereunder and it is not aware of any conditions that would prevent it from borrowing part or all of the remaining available capacity under the existing revolving credit facility at June 30, 2019 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	June 30, 2019	March 31, 2019
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	14,750	12,500
Less: deferred financing costs, current	(1,093)	(1,093)
Total	$13,657	$11,407

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	June 30, 2019	March 31, 2019
Term loan	$236,625	$237,500
Borrowings under revolving credit facility	129,500	129,500
Less:
Current maturities	(14,750)	(12,500)
Deferred financing costs, long-term	(2,906)	(3,180)
Total	$348,469	$351,320

In July 2016 and November 2018, the Company entered into interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (See Note 6).

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the three months ended June 30, 2019, $7,512 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2019. No amounts were due as of June 30, 2019, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

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

In connection with the Polaris delisting offer, during the three months ended June 30, 2019, Virtusa India purchased 803,274 shares, or approximately 0.8% of Polaris common stock from shareholders for an aggregate purchase price of approximately $5,549.

As of June 30, 2019, the number of shares of  Polaris common stock held by noncontrolling interest shareholders was 2,449,458 or approximately 2.37% of Polaris’ basic shares of common stock outstanding. In accordance with ASC

480, Distinguishing Liabilities from Equity, the Company has recorded the fair value of these shares as well as comprehensive income attributable to noncontrolling interest totaling $17,050 and presented this in the mezzanine section of the consolidated balance sheet as redeemable noncontrolling interest.

As of June 30, 2019, the Company had approximately $638 of Polaris stock options at fair value that were classified as current liabilities related to a deemed cash settlement modification resulting from the delisting offer.

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
Investment securities
Beginning balance	$12	$69
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $0, $44	1	126
Reclassifications from OCI to other income, net of tax of $0, $0	2	11
Less: Noncontrolling interests, net of tax of $0, $(3)	—	(7)
Comprehensive income (loss) on investment securities, net of tax of $0, $41	3	130
Closing balance	$15	$199
Currency translation adjustments
Beginning balance	$(57,354)	$(41,207)
OCI before reclassifications	(381)	(10,653)
Less: Noncontrolling interests	(137)	1,383
Comprehensive income (loss) on currency translation adjustments	(518)	(9,270)
Closing balance	$(57,872)	$(50,477)
Cash flow hedges
Beginning balance	$39	$1,881
OCI before reclassifications net of tax of $(210), $(1,516)	(202)	(3,503)
Reclassifications from OCI to
—Revenue, net of tax of $6, $124	12	232
—Costs of revenue, net of tax of $(77), $(73)	(328)	(245)
—Selling, general and administrative expenses, net of tax of $(38), $(39)	(162)	(131)
—Interest expenses, net of tax of $(54), $(53)	(154)	(154)
Less: Noncontrolling interests, net of tax of $0, $48	(1)	89
Comprehensive income (loss) on cash flow hedges, net of tax of $(373), $(1,509)	(835)	(3,712)
Closing balance	$(796)	$(1,831)
Benefit plans
Beginning balance	$(2,084)	$(1,424)
OCI before reclassifications net of tax of $0, $319	123	(319)
Reclassifications from OCI for prior service credit (cost) to:
Other income (expense), net of tax of $0, $0	6	14
Reclassifications from net actuarial gain (loss) amortization to:		—
Other income (expense), net of tax of $0, $0	36	39
Other adjustments	(3)	57
(Less): Noncontrolling interests, net of tax $0, $0	(6)	1
Comprehensive income (loss) on benefit plans, net of tax of $0, $319	156	(208)
Closing balance	(1,928)	$(1,632)
Accumulated other comprehensive loss	$(60,581)	$(53,741)

(16) Subsequent Events

On August 5, 2019, the Company's board of directors authorized a share repurchase program of up to $30,000 of the Company's common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Virtusa Corporation should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward-looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, costs of attracting and retaining IT professionals, contract percentage completions, capital expenditures, plans for repatriation of cash to the United States,  the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of digital engineering and information technology (“IT”) outsourcing services that accelerate business outcomes for our clients. We support Forbes Global 2000 clients across large, consumer facing industries like banking, financial services, insurance healthcare, communications, technology, and media and entertainment, as these clients seek to improve their business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, testing and business assurance, and maintenance and support services, including infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, unique platforming methodology, and deep domain and technology expertise.

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

Financial overview

In the three months ended June 30, 2019, our revenue increased by 6.3% to $319.0 million, compared to $300.0 million in the three months ended June 30, 2018.

In the three months ended June 30, 2019, net income available to Virtusa common stockholders increased by 164.3% to a net income of $4.7 million, as compared to a net loss of $(7.4) million in the three months ended June 30, 2018.

The increase in revenue for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily resulted from:

●	Growth led by our top ten clients

●	Revenue growth in our communication and technology industry group, partially offset by a decrease in our media, information and other industry group

●	Revenue growth in North America

The key drivers of the increase in our net income for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, were as follows:

●	Higher revenue particularly in our top ten clients, including growth in our communication and technology industry group, partially offset by substantial depreciation in the U.K. pound sterling (“GBP”) against the U.S. dollar

●	Decrease in operating expense as a percentage of revenue, reflecting a larger revenue base

●	Decrease in tax expense as a result of previously taken adjustments in connection with the election to treat certain subsidiaries as disregarded entities during the three months ended June 30, 2018

●	Substantial decrease in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar partially offset by:

●	Increase in interest expense related to an increase in our outstanding debt under our credit facility

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2019 and 2018, 98% and 89%, respectively, of our revenue was derived from clients who had been using our services for more than one year, including clients acquired from eTouch Systems Corp. in March 2018. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2019, our application outsourcing and consulting revenue represented 57% and 43%, respectively of our total revenue as compared to 54% and 46%, respectively, for the three months ended June 30, 2018.

In the three months ended June 30, 2019, our North America revenue increased by 10.0%, or $20.9 million, to $230.5 million, or 72.2% of total revenue, from $209.6 million, or 69.9% of total revenue, in the three months ended June 30, 2018. The increase in North America revenue for the three months ended June 30, 2019 is primarily due to the increase in revenue from clients in the communication and technology industry group.

In the three months ended June 30, 2019, our European revenue decreased by 5.5%, or $3.7 million, to $63.1 million, or 19.8% of total revenue, from $66.7 million, or 22.2% of total revenue in the three months ended June 30, 2018. The decrease in European revenue for the three months ended June 30, 2019 is primarily due to the substantial depreciation in the GBP against the U.S. dollar.

Our gross profit increased by $0.7 million to $84.3 million for the three months ended June 30, 2019, as compared to $83.6 million for the three months ended June 30, 2018. The increase in gross profit during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily due to higher revenue partially offset by higher onsite effort, subcontractor costs and lower utilization. As a percentage of revenue, gross margin decreased from 27.8% in the three months ended June 30, 2018 to 26.4% in the three months ended June 30, 2019.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 40% of total revenue, and revenue from time-and-materials contracts represented 60% of total revenue for the three months ended June 30, 2019 and 2018. The revenue earned from fixed-price contracts in the three months ended June 30, 2019 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2019, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 25.8%. Our attrition rate at June 30, 2019 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following table presents an overview of our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue	$319,024	$300,031	$18,993	6.3%
Costs of revenue	234,735	216,481	18,254	8.4%
Gross profit	84,289	83,550	739	0.9%
Operating expenses	70,861	69,626	1,235	1.8%
Income from operations	13,428	13,924	(496)	(3.6)%
Other expense	(2,669)	(13,625)	10,956	(80.4)%
Income before income tax expense	10,759	299	10,460	3498.3%
Income tax expense	4,739	5,864	(1,125)	(19.2)%
Net income (loss)	6,020	(5,565)	11,585	208.2%
Less: net income attributable to noncontrolling interests, net of tax	186	731	(545)	(74.6)%
Net income (loss) available to Virtusa stockholders	5,834	(6,296)	12,130	192.7%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	—%
Net income (loss) attributable to Virtusa common stockholders	$4,747	$(7,383)	$12,130	164.3%

Revenue

Revenue increased by 6.3%, or $19.0 million, from $300.0 million during the three months ended June 30, 2018 to $319.0 million in the three months ended June 30, 2019. The increase in revenue was primarily driven by an increase in revenue from our top ten clients and growth in our communication and technology industry group including certain acquired customer contracts with an existing customer, partially offset by a decrease in our media, information and other industry group. Revenue from North American clients in the three months ended June 30, 2019 increased by $20.9 million, or 10.0%, as compared to the three months ended June 30, 2018, particularly due to the increase in revenue from clients in the communication and technology industry group. Revenue from European clients decreased by $3.7 million, or 5.5%, as compared to the three months ended June 30, 2018, primarily due to the substantial depreciation in the GBP against the U.S. dollar. We had 217 active clients at June 30, 2019, as compared to 216 active clients at June 30, 2018.

Cost of revenue

Costs of revenue increased from $216.5 million in the three months ended June 30, 2018 to $234.7 million in the three months ended June 30, 2019, an increase of $18.3 million, or 8.4%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $9.6 million, increase in subcontractor costs of $11.7 million partially offset by a decrease in travel expense of $2.7 million. At June 30, 2019, we had 19,911 IT professionals as compared to 19,207 at June 30, 2018. As a percentage of revenue, cost of revenue increased from 72.2% for the three months ended June 30, 2018 to 73.6% for three months ended June 30, 2019.

Gross profit

Our gross profit increased by $0.7 million, or 0.9%, to $84.3 million for the three months ended June 30, 2019, as compared to $83.6 million for the three months ended June 30, 2018, primarily due to higher revenue, partially offset by higher onsite effort, subcontractor costs and lower utilization. As a percentage of revenue, gross margin decreased from 27.8% in the three months ended June 30, 2018 to 26.4% in the three months ended June 30, 2019.

Operating expenses

Operating expenses increased from $69.6 million in the three months ended June 30, 2018 to $70.9 million in the three months ended June 30, 2019, an increase of $1.2 million, or 1.8%. The increase in operating expenses was primarily due to an increase of $2.6 million in facilities costs, an increase in subcontractor costs of $1.2 million and an increase in amortization of intangible assets of $0.4 million, partially offset by a decrease in compensation related to non-IT professionals of $2.1 million and a decrease in travel expense of $1.1 million. As a percentage of revenue, our operating expenses decreased from 23.2% in the three months ended June 30, 2018 to 22.2% in the three months ended June 30, 2019.

Income from operations

Income from operations decreased by 3.6%, from $13.9 million in the three months ended June 30, 2018 to $13.4 million in the three months ended June 30, 2019. As a percentage of revenue, income from operations decreased from 4.6% in the three months ended June 30, 2018 to 4.2% in the three months ended June 30, 2019, primarily due to a decrease in gross margin due to higher onsite effort, an increase in subcontractor costs, lower utilization and substantial depreciation in the GBP against the U.S. dollar.

Other income (expense)

Other expense decreased by $10.9 million, from $13.6 million in the three months ended June 30, 2018 to $2.7 million in the three months ended June 30, 2019, primarily due to net decrease in foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Income tax expense

Income tax expense decreased by $1.1 million from $5.9 million in the three months ended June 30, 2018 to $4.7 million in the three months ended June 30, 2019. Our effective tax rate decreased from 1961.2% for the three months ended June 30, 2018 to 44.0% for the three months ended June 30, 2019. The decrease in tax expense and the effective tax rate for the three months ended June 30, 2019, was primarily due to tax expense related to the election to treat certain subsidiaries as disregarded entities for U.S. tax purposes during the three months ended June 30, 2018, offset by tax on income from operations and the impact from the Global Intangible Low-taxed Income (“GILTI”) tax during the three months ended June 30, 2019.

Noncontrolling interests

In connection with the Polaris Consulting & Services Limited (“Polaris”) acquisition, for the three months ended June 30, 2019 and 2018, we recorded a noncontrolling interest of $0.2 million and $0.7 million respectively, representing a 3.0% and 7.46%, respectively, share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 192.7%, from a net loss of $(6.3) million in the three months ended June 30, 2018 to a net income of $5.8 million in the three months ended June 30, 2019. The increase in net income in the three months ended June 30, 2019, was primarily due to a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended June 30, 2019 and 2018.

Net income (loss) available to Virtusa common stockholder

Net income available to Virtusa common stockholders increased by 164.3%, from a net loss of $(7.4) million in the three months ended June 30, 2018 to a net income of $4.7 million in the three months ended June 30, 2019. The increase in net income in the three months ended June 30, 2019, was primarily due to a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar.

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

We consider the total measure of cash, cash equivalents, short-term and long-term investments to be an important indicator of our overall liquidity. All of our investments are classified as either equity or available-for-sale debt securities, including our long-term investments which consist of fixed income securities, including government agency bonds and corporate bonds, which meet the credit rating and diversification requirements of our investment policy as approved by our audit committee and board of directors.

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	At June 30,	At March 31,
	2019	2019
Cash and cash equivalents	$190,007	$189,676
Short-term investments	17,912	33,138
Long-term investments	366	322
Total cash and cash equivalents, short-term and long-term investments	$208,285	$223,136

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

●	We present consolidated statements of income (loss) measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and the impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among the periods.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three months ended June 30:

	Three Months Ended
	June 30,
	2019	2018
	(in thousands, except per share amounts)

GAAP income from operations	$13,428	$13,924
Add: Stock-based compensation expense	6,676	7,938
Add: Acquisition-related charges and restructuring charges (1)	4,097	5,665
Non-GAAP income from operations	$24,201	$27,527
GAAP operating margin	4.2%	4.6%
Effect of above adjustments to income from operations	3.4%	4.5%
Non‑GAAP operating margin	7.6%	9.1%
GAAP net income (loss) available to Virtusa common stockholders	$4,747	$(7,383)
Add: Stock-based compensation expense	6,676	7,938
Add: Acquisition-related charges and restructuring charges (1)	4,243	6,127
Add: Foreign currency transaction (gains) losses (2)	(1,202)	10,758
Tax adjustments (3)	(1,650)	(1,817)
Less: Noncontrolling interest, net of taxes (4)	(35)	127
Non-GAAP net income available to Virtusa common stockholders	$12,779	$15,750
GAAP diluted earnings (loss) per share (6)	$0.15	$(0.25)
Effect of stock-based compensation expense (7)	0.20	0.24
Effect of acquisition-related charges and restructuring charges (1) (7)	0.13	0.18
Effect of foreign currency transaction (gains) losses (2) (7)	(0.04)	0.32
Tax adjustments (3) (7)	(0.05)	(0.05)
Effect of noncontrolling interest (4) (7)	—	—
Effect of dividend on Series A Convertible Preferred Stock (6) (7)	0.03	0.03
Effect of change in dilutive shares for non-GAAP (6)	(0.01)	0.03
Non-GAAP diluted earnings per share (5) (7)	$0.41	$0.50
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

	Three Months Ended
	June 30,
	2019	2018
Amortization of intangible assets	$3,221	$2,775
Acquisition and integration costs	876	2,890
Acquisition-related charges included in costs of revenue and operating expense	4,097	5,665
Accreted interest related to deferred acquisition payments	146	462
Total acquisition-related charges and restructuring charges	$4,243	$6,127

(2)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)	Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods, excluding the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and for fiscal year 2020, excluding BEAT tax impact in contemplation of a reorganization of our Indian legal entities. Tax adjustments also assume application of foreign tax credit benefits in the United States.

(4)	Noncontrolling interest represents the minority shareholders interest of Polaris.

(5)	Non-GAAP diluted earnings per share is subject to rounding.

(6)	During the three months ended June 30, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using if-converted method to calculate the non-GAAP diluted earnings per share for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
Non-GAAP net income available to Virtusa common stockholders	$12,779	$15,750
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,087	1,087
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$13,866	$16,837
GAAP dilutive weighted average shares outstanding	30,934,411	29,633,026
Add: Incremental dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	872,545
Add: Incremental effect of series A Convertible Preferred Stock as converted	3,000,000	3,000,000
Non-GAAP dilutive weighted average shares outstanding	33,934,411	33,505,571

(7)	To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of Series A Convertible Preferred Stock.

We do not believe the deemed repatriation tax on accumulated foreign earnings related to the Tax Act will have a significant impact on our cash flows in any individual fiscal year.

On August 5, 2019, our board of directors authorized a share repurchase program of up to $30 million of our  common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company.

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

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018 when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the three months ended June 30, 2019 Virtusa India purchased 803,274 shares, or 0.8%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $5.5 million. At June 30, 2019, if all the remaining shares outstanding of Polaris (approximately 2.37%) were tendered at the Exit Price, we would pay additional consideration of approximately $17.1 million in the aggregate.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. To fund the eTouch acquisition and Polaris delisting offer, we drew down from our credit facility. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). As of June 30, 2019, the outstanding amount under the Credit Agreement was $366.1 million. At June 30, 2019, the interest rate on the term loan and line of credit was 4.91%.

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

At June 30, 2019, the Company was in compliance with its debt covenants and has provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at June 30, 2019 and through the date of this filing.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, we will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the three months ended June 30, 2019, the Company paid $1.0 million as a cash dividend on its Series A Convertible Preferred Stock.

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

The counterparties to the interest rate swap agreements could demand an early termination of the June 2016 and November 2018 swap agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2018, of not more than 3.50 to 1.00 for periods ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods ending prior to September 30, 2020, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of June 30, 2019, we were in compliance with these covenants. The net unrealized loss associated with interest rate swap Agreement was $5.1 million as of June 30, 2019, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

At June 30, 2019, we had approximately $208.3 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $158.8 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2019, we sold $7.5 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2019. No amounts were due under the financing agreement at June 30, 2018, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

During the three months ended March 31, 2019, we have recorded an impairment loss of $4.0 million relating to the reclassification of land acquired in the Polaris acquisition to held for sale. The decision to sell this land was made during the three months ended March 31, 2019 as part of our annual planning process where we evaluated strategic alternatives to maximize return on our cash and assets. As part of the assessment process, we considered projected headcount growth in this region, as well as ongoing compliance costs associated with holding the land, and concluded that our cash, including cash from the sale of this asset, would generate a higher return elsewhere. The reclassification to held for sale triggered a reduction in value to $9.0 million, which represents the lower of net book value and market value.  We are actively marketing this land for sale and expect to complete a transaction over the next 12 months.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in) operating activities	$2,236	$(6,730)
Net cash provided by (used in) investing activities	6,188	(21,991)
Net cash used in financing activities	(9,253)	(3,903)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,145	(7,279)
Net increase (decrease) in cash and cash equivalents and restricted cash	316	(39,903)
Cash, cash equivalents and restricted cash, beginning of year	190,113	195,236
Cash, cash equivalents and restricted cash, end of year	$190,429	$155,333

Operating activities

Net cash provided by operating activities increased in the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an increase in the working capital and an increase in the net income adjusted for non-cash expenses, partially offset by a decrease in long-term assets and long-term liabilities during the three months ended June 30, 2019.

Investing activities

Net cash provided by investing activities increased in the three months ended June 30, 2019 compared to three months ended June 30, 2018. The increase in net cash provided by investing activities is primarily due to the decrease in the purchase of property and equipment and a net decrease in the purchase of investments during the three months ended June 30, 2019.

Financing activities

Net cash used in financing activities increased in the three months ended June 30, 2019 compared to three months ended June 30, 2018. The increase in net cash used in financing activities during the three months ended June 30, 2019 is primarily due to the payment of redeemable noncontrolling interest.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A of the Annual Report. There have been no material changes in the three months ended June 30, 2019 to such risks or to our management of such risks except for the additional factors noted below.

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

We have two 18 month rolling programs comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. The second program was assumed as part of the Polaris acquisition and is intended to mitigate the volatility of the U.S. dollar denominated revenue that is translated into Indian rupees. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at June 30, 2019 was $83.4 million. There is no assurance that these hedging programs or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

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

Interest Rate Risk

Interest under our credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement for our credit facility includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At June 30, 2019, the interest rate on the term loan and line of credit was 4.91%. At June 30, 2019, the outstanding amount under the Credit Agreement was $366.1 million.

At June 30, 2019, we had $208.3 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of government sponsored entity bonds, money market mutual funds, commercial paper, corporate debts and preference shares. Our investments are classified as either equity or available-for-sale debt securities. These investments are recorded at fair value. Our investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as indicated below, we are not presently a party to any legal proceedings that if determined adversely to us, we believe would individually or in the aggregate have a material adverse effect on our business, results of operations, financial condition or cash flows.

Recently, one of our larger clients made a demand for damages related to a project in which we were performing services in which the client has alleged certain breaches of representations and warranties regarding our performance and is seeking indemnification for such damages. While we believe that we have defenses against such claims, we cannot make any assurance that we will prevail in the dispute or even partially prevail. If we were not to prevail in the dispute or even if we only partially prevail, we may have to pay certain damages for which we may not have reserved or which may or may not be covered by our insurance policies, and even if covered, depending on the outcome, our insurance may not cover or be adequate to pay the entire claim. While we will zealously defend the claim, we can make no assurance that we will prevail or that, even if we did prevail or partially prevail and even where our insurance covers the damage claims, we will not lose future business with such client as a result of such dispute.

From time to time, we are subject to audit from immigration authorities to ensure we are in compliance with applicable immigration law. Recently, one of our UK subsidiaries, Virtusa UK Limited, was subject to audit and was notified that the audit was unsatisfactory and, as such, UK Visas and Immigration took the decision to suspend the sponsor license which allows our UK subsidiary to sponsor the Tier 2 visas of non- European Economic Area skilled workers visas and work permits for workers located in non-UK locations such as India and Sri Lanka until such time as we can adequately respond to the questions raised in the audit and requests for additional documentation. We have engaged local immigration counsel to assist us with our response to the audit requests to attempt to resolve this matter promptly. In case we are unable to resolve the matter quickly and to the satisfaction of the auditor, if at all, we will implement certain mitigation strategies. However, the inability of key project personnel to obtain necessary visas or work permits could delay or prevent our fulfillment of certain client projects in the UK, which could hamper our growth and cause our revenue to decline. Any delays in staffing or inability to obtain proper resources for a project can result in project postponement, delays or cancellation, which could result in lost revenue and decreased profitability and have a material adverse effect on our business, revenue, profitability and utilization rates.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended June 30, 2019, we withheld an aggregate of 48,725 shares of restricted stock at a weighted average price of $41.27 per share.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101. INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtusa Corporation

Date: August 8, 2019	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)