Form 10-Q
period 2019-09-30
VIRTUSA CORP
filed 2019-11-08
CIK 1207074

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of November 5, 2019:

Class	Number of Shares
Common Stock, par value $.01 per share	29,843,672

Virtusa Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$183,372	$189,676
Short-term investments	14,908	33,138
Accounts receivable, net of allowance of $1,281 and $2,253 at September 30, 2019 and March 31, 2019, respectively	155,510	162,396
Unbilled accounts receivable	113,683	113,431
Prepaid expenses	52,736	42,314
Restricted cash	233	351
Asset held for sale	8,844	8,978
Other current assets	32,862	29,967
Total current assets	562,148	580,251
Property and equipment, net	111,412	119,865
Operating lease right-of-use assets	50,933	—
Investments accounted for using equity method	1,474	1,446
Long-term investments	198	322
Deferred income taxes	29,735	28,770
Goodwill	277,061	279,543
Intangible assets, net	101,330	92,440
Other long-term assets	39,895	29,836
Total assets	$1,174,186	$1,132,473
Liabilities, Series A Convertible Preferred Stock, Redeemable noncontrolling interest and Stockholders’ equity
Current liabilities:
Accounts payable	$35,032	$46,471
Accrued employee compensation and benefits	72,506	74,801
Deferred revenue	6,887	6,421
Accrued expenses and other	66,910	70,050
Current portion of long-term debt	14,532	11,407
Operating lease liabilities	10,882	—
Income taxes payable	5,184	4,844
Total current liabilities	211,933	213,994
Deferred income taxes	15,271	15,824
Operating lease liabilities, noncurrent	44,535	—
Long-term debt, less current portion	369,992	351,320
Long-term liabilities	27,815	29,824
Total liabilities	669,546	610,962
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at September 30, 2019 and March 31, 2019; redemption amount and liquidation preference of $108,000 at September 30, 2019 and March 31, 2019	107,243	107,161
Redeemable noncontrolling interest	—	23,576
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at September 30, 2019 and March 31, 2019; zero shares issued and outstanding at September 30, 2019 and March 31, 2019, respectively	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at September 30, 2019 and March 31, 2019; issued 33,224,132 and 33,012,775 shares at September 30, 2019 and March 31, 2019, respectively; outstanding 29,838,568 and 30,132,776 shares at September 30, 2019 and March 31, 2019, respectively	332	330
Treasury stock, 3,385,564 and 2,879,999 common shares, at cost, at September 30, 2019 and March 31, 2019, respectively	(58,332)	(39,652)
Additional paid-in capital	248,284	239,204
Retained earnings	261,040	250,279
Accumulated other comprehensive loss	(69,055)	(59,387)
Total Virtusa stockholders’ equity	382,269	390,774
Noncontrolling interest in subsidiaries	15,128	—
Total Stockholders' equity	397,397	390,774
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity	$1,174,186	$1,132,473

See accompanying notes to unaudited consolidated financial statement

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$328,501	$305,520	$647,525	$605,551
Costs of revenue	238,584	216,346	473,319	432,827
Gross profit	89,917	89,174	174,206	172,724
Operating expenses:
Selling, general and administrative expenses	70,682	75,155	141,543	144,781
Income from operations	19,235	14,019	32,663	27,943
Other income (expense):
Interest income	551	589	1,224	1,353
Interest expense	(4,835)	(4,514)	(9,743)	(8,768)
Foreign currency transaction losses, net	(3,437)	(9,355)	(2,235)	(20,113)
Other, net	564	819	928	1,443
Total other expense	(7,157)	(12,461)	(9,826)	(26,085)
Income before income tax expense (benefit)	12,078	1,558	22,837	1,858
Income tax expense (benefit)	4,830	(402)	9,569	5,463
Net income (loss)	7,248	1,960	13,268	(3,605)
Less: net income attributable to noncontrolling interests, net of tax	146	455	332	1,186
Net income (loss) available to Virtusa stockholders	7,102	1,505	12,936	(4,791)
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,088	2,175	2,175
Net income (loss) available to Virtusa common stockholders	$6,014	$417	$10,761	$(6,966)
Basic earnings (loss) per share available to Virtusa common stockholders	$0.20	$0.01	$0.36	$(0.23)
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.20	$0.01	$0.35	$(0.23)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income (loss)	$7,248	$1,960	$13,268	$(3,605)
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,355)	(7,071)	(6,736)	(17,724)
Pension plan adjustment	(848)	113	(686)	(96)
Unrealized loss on available-for-sale debt securities, net of tax effect	(3)	(452)	—	(315)
Unrealized loss on effective cash flow hedges, net of tax effect	(1,379)	(3,337)	(2,213)	(7,138)
Other comprehensive loss	$(8,585)	$(10,747)	$(9,635)	$(25,273)
Comprehensive income (loss)	(1,337)	(8,787)	3,633	(28,878)
Less: comprehensive income (loss) attributable to noncontrolling interest, net of tax	35	200	365	(535)
Comprehensive income (loss) available to Virtusa stockholders	$(1,372)	$(8,987)	$3,268	$(28,343)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2019 and 2018

(Unaudited)

(In thousands, except share amounts)

							Accumulated	Total
					Additional		Other	Virtusa	Non	Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity	Interest
Balance at March 31, 2019	33,012,775	$330	(2,879,999)	$(39,652)	$239,204	$250,279	$(59,387)	$390,774	$—	$390,774	$23,576
Proceeds from the exercise of stock options	13,416	—	—	—	194	—	—	194	—	194	8
Restricted stock awards vested	96,763	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,011)	—	—	(2,011)	—	(2,011)	—
Share-based compensation	—	—	—	—	6,674	—	—	6,674	—	6,674	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	18	—	—	18	—	18	170
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(5,549)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	116
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(1,194)	(1,194)	—	(1,194)	144
Net income	—	—	—	—	—	5,834	—	5,834	—	5,834	186
Balance at June 30, 2019	33,122,954	$331	(2,879,999)	$(39,652)	$244,078	$255,026	$(60,581)	$399,202	$—	$399,202	$18,651
Restricted stock awards vested	101,178	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,647)	—	—	(1,647)	—	(1,647)	—
Share-based compensation	—	—	—	—	5,829	—	—	5,829	—	5,829	—
Repurchase of common stock	—	—	(505,565)	(18,680)	—	—	—	(18,680)	—	(18,680)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	25	—	—	25	—	25	101
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(3,126)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(533)
Reclassification of noncontrolling interest from temporary equity to permanent equity	—	—	—	—	—	—	—	—	15,093	15,093	(15,093)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(8,474)	(8,474)	(111)	(8,585)	—
Net income	—	—	—	—	—	7,102	—	7,102	146	7,248	—
Balance at September 30, 2019	33,224,132	$332	(3,385,564)	$(58,332)	$248,284	$261,040	$(69,055)	$382,269	$15,128	$397,397	—

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2019 and 2018

(Unaudited)

(In thousands, except share amounts)

							Accumulated	Total
					Additional		Other	Virtusa	Non-	Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	controlling	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	interest	equity	Interest
Balance at March 31, 2018	32,469,092	$325	(2,879,999)	$(39,652)	$260,612	$238,019	$(40,681)	$418,623	$17,460	$436,083	$—
Proceeds from the exercise of stock options	33,173	—	—	—	294	—	—	294	—	294	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	196	—	—	196	—	196	—
Restricted stock awards vested	95,432	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,450)	—	—	(2,450)	—	(2,450)	—
Share-based compensation	—	—	—	—	7,908	—	—	7,908	—	7,908	—
Subsidiary share-based compensation	—	—	—	—	30	—	—	30	—	30	—
Cumulative effect of adopting ASC Topic 606, net of tax	—	—	—	—	—	464	—	464	—	464	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive loss	—	—	—	—	—	—	(13,060)	(13,060)	(1,466)	(14,526)	—
Net income (loss)	—	—	—	—	—	(6,296)	—	(6,296)	731	(5,565)	—
Balance at June 30, 2018	32,597,697	326	(2,879,999)	(39,652)	266,589	231,100	(53,741)	404,622	16,725	421,347	—
Proceeds from the exercise of stock options	9,918	—	—	—	134	—	—	134	—	134	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	64	—	—	64	—	64	—
Restricted stock awards vested	162,090	2	—	—	(2)	—	—	—	—	—	3
Restricted stock awards withheld for tax	—	—	—	—	(5,152)	—	—	(5,152)	—	(5,152)	—
Share-based compensation	—	—	—	—	8,022	—	—	8,022	—	8,022	—
Reclassification of previously recognized stock compensation related to liabilities classified awards for Polaris to liabilities	—	—	—	—	(617)	—	—	(617)	—	(617)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	(37,842)	—	—	(37,842)	(16,450)	(54,292)	54,850
Payment of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(28,395)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2,045)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)	—
Other comprehensive loss	—	—	—	—	—	—	(10,492)	(10,492)	—	(10,492)	(255)
Net income	—	—	—	—	—	1,505	—	1,505	—	1,505	456
Balance at September 30, 2018	32,769,705	328	(2,879,999)	(39,652)	231,196	231,517	(64,233)	359,156	275	359,431	24,614

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$13,268	$(3,605)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,711	14,593
Share-based compensation expense	12,510	17,062
Provision (recovery) for doubtful accounts	(313)	(236)
Gain on disposal of property and equipment	(351)	(159)
Foreign currency transaction losses, net	2,235	20,113
Amortization of discounts and premiums on investments	(6)	76
Amortization of debt issuance cost	546	546
Deferred income taxes, net	62	(6,522)
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	4,221	(1,975)
Prepaid expenses and other current assets	(7,735)	(11,238)
Other long-term assets	(12,673)	(4,009)
Accounts payable	(8,298)	232
Accrued employee compensation and benefits	(4,744)	(5,834)
Accrued expenses and other current liabilities	11,382	11,179
Operating lease liabilities	141	—
Income taxes payable	(2,748)	3,133
Other long-term liabilities	596	(73)
Net cash provided by operating activities	23,804	33,283
Cash flows from investing activities:
Proceeds from sale of property and equipment	651	451
Purchase of short-term investments	(20,279)	(68,803)
Proceeds from sale or maturity of short-term investments	38,240	60,571
Payments for asset acquisitions	(7,251)	—
Payment of deferred consideration related to business acquisition	(17,500)	—
Business acquisition, net of cash acquired	—	(34)
Purchase of property and equipment	(8,479)	(18,875)
Net cash used in investing activities	(14,618)	(26,690)
Cash flows from financing activities:
Proceeds from exercise of common stock options	194	428
Proceeds from exercise of subsidiary stock options	93	326
Proceeds from debt	27,500	—
Proceeds from revolving credit facility	—	32,000
Payment of debt	(6,250)	(6,250)
Repurchase of common stock	(18,680)	—
Payments of withholding taxes related to net share settlements of restricted stock	(3,658)	(7,602)
Purchase of redeemable noncontrolling interest related to Polaris	(8,675)	(28,396)
Principal payments on capital lease obligation	(32)	(43)
Payment of contingent consideration related to acquisition	—	(100)
Payment of dividend on Series A Convertible Preferred Stock	(2,092)	(2,092)
Net cash used in financing activities	(11,600)	(11,729)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,012)	(11,694)
Net decrease in cash and cash equivalents and restricted cash	(6,426)	(16,830)
Cash, cash equivalents and restricted cash, beginning of year	190,113	195,236
Cash, cash equivalents and restricted cash, end of period	$183,687	$178,406

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	September 30, 2019	March 31, 2019
Balance sheet classification
Cash and cash equivalents	$183,372	$189,676

Restricted cash in current assets	233	351
Restricted cash in other long-term assets	82	86
Total restricted cash	$315	$437
Total cash, cash equivalents and restricted cash	$183,687	$190,113

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

Fair Value of Financial Instruments

At September 30, 2019 and March 31, 2019, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the consolidated financial statements.

In February 2016, the FASB issued an update (ASU 2016-02) to the standard on leases to increase transparency and comparability among organizations. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, ASU 2018-20 in December 2018 and ASU 2019-01 in March 2019, which provide clarifications and improvements to this new standard. ASU 2018-11 also provides the optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented. The new standard replaces the existing guidance on leases and requires the lessee to recognize a right-of-use (“ROU”) asset and a lease liability for all leases with lease terms equal to or greater than twelve months. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases, the lessee would recognize total lease expense on a straight-line basis. For public business entities this standard is effective for the annual periods beginning after December 15, 2018, and interim periods within those annual periods. The standard permits the use of either retrospective to each prior reporting period presented with the cumulative effect of adoption recognized at the beginning of the earliest period presented or retrospective to the beginning of the period of adoption through a cumulative-effect adjustment (the “Modified Retrospective Effective Date Method”).

The Company adopted this standard, (“ASC Topic 842”) effective April 1, 2019, using a Modified Retrospective Effective Date Method. The Company has elected the package of practical expedients which permits the Company to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company did not elect the use of hindsight practical expedient to reevaluate the lease term of existing contracts. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies. The impact of adoption primarily relates to the recognition of ROU operating lease assets and operating lease liabilities on the Company’s unaudited consolidated balance sheets for all operating leases with a term greater than twelve months. The adoption of this standard on April 1, 2019 resulted in the recognition of ROU assets for operating leases of $54,762 and operating lease liabilities of $59,157. The Company’s accounting for finance leases (formerly capital leases) remains substantially unchanged. The adoption of this standard did not have an impact on the consolidated statement of income (loss) and comprehensive income (loss), consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.

See Note 7 “Leases” for additional information regarding leases.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard also requires the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement. For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard, as of July 1, 2019, on a prospective basis for applicable implementation costs. The adoption of this standard did not have a material impact on the consolidated balance sheet, consolidated statements of income (loss), consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.

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

The components of basic earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerators:
Net income (loss) available to Virtusa stockholders	$7,102	$1,505	$12,936	$(4,791)
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,088	2,175	2,175
Net income (loss) available to Virtusa common stockholders	$6,014	$417	$10,761	$(6,966)
Denominators:
Basic weighted average common shares outstanding	30,107,942	29,767,276	30,137,926	29,700,151
Basic earnings (loss) per share available to Virtusa common stockholders	$0.20	$0.01	$0.36	$(0.23)

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerators:
Net income (loss) available to Virtusa common stockholders	$6,014	$417	$10,761	$(6,966)
Add : Series A Convertible Preferred Stock dividends and accretion	—	—	—	—
Net income (loss) available to Virtusa common stockholders and assumed conversion	$6,014	$417	$10,761	$(6,966)
Denominators:
Basic weighted average common shares outstanding	30,107,942	29,767,276	30,137,926	29,700,151
Dilutive effect of Series A Convertible Preferred Stock if converted	—	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	600,220	859,768	683,361	—
Weighted average shares—diluted	30,708,162	30,627,044	30,821,287	29,700,151
Diluted earnings (loss) per share available to Virtusa common stockholders	$0.20	$0.01	$0.35	$(0.23)

During the three months ended September 30, 2019 and 2018, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 277,265 and 20,617 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive.  For the three months ended September 30, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

During the six months ended September 30, 2019 and 2018, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 138,633 and 1,710,551 shares of common stock, respectively, were excluded from the calculations of diluted earnings (loss) per share as their effect would have been anti-dilutive. For the six months ended September 30, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the diluted earnings (loss) per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At September 30, 2019 and March 31, 2019, all of the Company’s investment securities were classified as available-for-sale debt securities and equity securities. These were carried on its balance sheet at their fair market value.

A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at September 30, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate bonds:
Current	$—	$—	$—	$—
Preference shares:
Non-current	185	—	—	185
Agency and short-term notes:
Current	—	—	—	—
Time Deposits:
Current	7,079	—	—	7,079
Equity securities:
Mutual funds:
Current	7,737	92	—	7,829
Equity Shares/ Options:
Non-current	1	12	—	13
Total available-for-sale debt securities and equity securities	$15,002	$104	$—	$15,106

The following is a summary of investment securities at March 31, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate bonds:
Current	$2,779	$1	$(2)	$2,778
Non-current	—	—	—	—
Preference shares:	188	—	—	188
Agency and short-term notes:
Current	1,492	1	—	1,493
Time deposits:
Current	15,861	—	—	15,861
Equity Shares:
Mutual funds:
Current	12,912	94	—	13,006
Equity Shares/ Options:
Non-current	8	126	—	134
Total available-for-sale debt and equity securities	$33,240	$222	$(2)	$33,460

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

Proceeds from sales of available-for-sale debt and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Proceeds from sales or maturities of available-for-sale investment securities and equity securities	$18,423	$31,279	$38,240	$60,571
Gross gains	$212	$261	$440	$386
Gross losses	—	(14)	—	(32)
Net realized gains on sales of available-for-sale investment securities and equity securities	$212	$247	$440	$354

(5) Fair Value of Financial Instruments

The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sale debt securities—current	$—	$7,079	$—	$7,079
Equity securities—current	—	7,829	—	7,829
Available-for-sale debt securities—non-current	—	185	—	185
Equity securities—non-current	—	13	—	13
Derivative financial instruments:
Foreign currency derivative contracts	—	4,240	—	4,240
Interest rate swap contracts	—	439	—	439
Total assets	$—	$19,785	$—	$19,785
Liabilities:
Foreign currency derivative contracts	—	31	—	31
Interest rate swap contracts	—	6,867	—	6,867
Total liabilities	$—	$6,898	$—	$6,898

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sale debt securities—current	$—	$20,132	—	$20,132
Equity securities—current	—	13,006	—	13,006
Available-for-sale debt securities—non-current	—	188	—	188
Equity securities—non-current	—	134	—	134
Derivative financial instruments:
Foreign currency derivative contracts	—	3,411	—	3,411
Interest rate swap contracts	—	1,349	—	1,349
Total assets	$—	$38,220	$—	$38,220
Liabilities:
Foreign currency derivative contracts	$—	321	$—	321
Interest rate swap contracts	—	3,633	—	3,633
Total liabilities	$—	$3,954	$—	$3,954

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $158,208 and $118,557 at September 30, 2019 and March 31, 2019, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to earnings during the next 12 months are $4,024 at September 30, 2019. At September 30, 2019, the maximum outstanding term of any derivative instrument was 18 months.

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

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The July 2016 interest rate swaps are at a blended weighted average of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The November 2018 interest rate swaps were entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swaps are at a fixed rate of 2.85% and are designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the swap to retain the 50% coverage target. At September 30, 2019, the total notional amounts of the interest rate swaps were $180,400 with remaining maturity of approximately 4 years. The unrealized losses associated with the swap agreements was $6,428 and $2,284 at September 30, 2019 and March 31, 2019, respectively, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at September 30, 2019 and March 31, 2019:

Derivatives designated as hedging instruments

	September 30, 2019	March 31, 2019
Foreign currency exchange contracts:
Other current assets	$4,024	$3,264
Other long-term assets	$216	$147
Accrued expenses and other	$—	$318
Long-term liabilities	$31	$3

	September 30, 2019	March 31, 2019
Interest rate swap contracts:
Other long-term assets	$439	$1,349
Long-term liabilities	$6,867	$3,633

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three and six months ended September 30, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives
Derivatives Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign currency exchange contracts	$673	$(6,309)	$3,306	$(11,601)
Interest rate swaps	$(791)	$193	$(3,836)	$466

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income
from AOCI into Income (loss) (Effective	Three Months Ended September 30,		Six Months Ended September 30,
Portion)	2019	2018	2019	2018
Revenue	$—	$(807)	$(18)	$(1,163)
Costs of revenue	$1,119	$(659)	$1,524	$(341)
Operating expenses	$482	$(343)	$682	$(173)
Interest Expenses	$101	$236	$309	$443

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not Designated	Location of Gain Or (Loss)	September 30,		September 30,
as Hedging Instruments	Recognized in Income (loss) on Derivatives	2019	2018	2019	2018
Foreign currency exchange contracts	Revenue	$889	$287	$1,244	$1,106
	Costs of revenue	$(499)	$(220)	$(725)	$(753)
	Selling, general and administrative expenses	$(66)	$(19)	$(86)	$(19)

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

The following table provides information on the components of the Company’s operating leases included in its unaudited consolidated balance sheets:

Leases	Location on Consolidated Balance Sheets	September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use of assets	$50,933

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$10,882
Noncurrent
Operating lease liabilities	Operating lease liabilities, noncurrent	$44,535
	Total	$55,417

The Company’s leases have remaining lease terms ranging from 1 year to 9 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company includes such options when determining the lease term when it is reasonably certain that the Company will exercise that option.

The following table provides the components of lease expense related to our operating leases:

		Three Months Ended	Six Months Ended
	Location on Consolidated Statements of Income (Loss)	September 30, 2019	September 30, 2019
Operating lease cost:
Operating lease cost	Selling, general and administrative expenses	$3,866	$7,614
Variable lease cost	Selling, general and administrative expenses	$38	$44
Short-term lease cost	Selling, general and administrative expenses	$180	$269
Less: Sublease income	Selling, general and administrative expenses	$(353)	$(517)
Total operating lease cost		$3,731	$7,410

The following table provides supplemental cash flow information related to our operating leases:

Six Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7,468

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,038

The following table provides information on the weighted average remaining lease term and weighted average discount rate related to our operating leases:

September 30, 2019
Weighted average remaining lease term, in years:
Operating leases	5.75
Weighted average discount rate:
Operating leases	7.46%

There were no lease agreements that contained restrictive covenants or material residual value guarantees as of September 30, 2019.

The following table provides the schedule of maturities of the Company’s operating lease liabilities, under ASC Topic 842, as of September 30, 2019:

Operating leases
September 30, 2019
2020- remainder of year	$7,348
2021	14,247
2022	13,012
2023	10,250
2024	6,229
2025 and thereafter	16,722
Total lease payments	$67,808
Interest	(12,391)
Total lease liabilities	$55,417

The following table provides the schedule of the Company’s future minimum payments on its operating leases at March 31, 2019, which were accounted for in accordance with its historic accounting policies under ASC Topic 840.

Operating leases
March 31, 2019
2020	$14,685
2021	13,895
2022	12,663
2023	9,879
2024	5,686
2025 and thereafter	16,761
Total lease payments	$73,569

As of September 30, 2019, the Company had committed to payments of $186 related to an operating lease that had yet to commence and therefore is not included in consolidated balance sheets.  This lease commenced in October 2019 and has a three year lease term..

(8) Revenues

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by geography:	2019	2018	2019	2018
North America	$242,296	$218,303	$472,776	$427,932
Europe	57,024	60,393	120,104	127,129
Rest of World	29,181	26,824	54,645	50,490
Consolidated revenue	$328,501	$305,520	$647,525	$605,551

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by customer’s industry groups	2019	2018	2019	2018
Banking financial services insurance	$193,336	$192,071	$383,308	$380,809
Communications and Technology	108,406	85,341	212,907	168,368
Media & Information and Other	26,759	28,108	51,310	56,374
Consolidated revenue	$328,501	$305,520	$647,525	$605,551

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by service offerings	2019	2018	2019	2018
Application outsourcing	$181,576	$161,890	$363,539	$322,599
Consulting	146,925	143,630	283,986	282,952
Consolidated revenue	$328,501	$305,520	$647,525	$605,551

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by contract type	2019	2018	2019	2018
Time-and-materials	$199,365	$184,170	$389,280	$363,396
Fixed-price*	129,136	121,350	258,245	242,155
Consolidated revenue	$328,501	$305,520	$647,525	$605,551

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

The table below shows significant movements during the six months ended September 30, 2019 and 2018 in contract assets:

	September 30, 2019	September 30, 2018
Beginning balance	$18,538	$15,998
Revenues recognized during the period but not yet billed	44,957	63,983
Amounts billed	(41,152)	(64,231)
Other	(400)	(278)
Ending balance	$21,943	$15,472

Contract liabilities comprise of amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows significant movements in the deferred revenue balances during the six months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Beginning balance	$6,421	$7,908
Amounts billed but not yet recognized as revenues	4,867	4,918
Revenues recognized related to the opening balance of deferred revenue	(4,291)	(6,354)
Other	(110)	(297)
Ending balance	$6,887	$6,175

Remaining performance obligation

ASC Topic 606- Revenue from Contracts with Customers requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019. This disclosure is not required for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $43,537 and will be recognized as revenue within 5 years.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to its clients. As of September 30, 2019, the total unamortized upfront payments related to these services were $36,856 and are recorded in prepaid expenses and other long-term assets in the consolidated balance sheet. These upfront payments are expected to be amortized as a reduction to revenue over a benefit period of 5 years.

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and six months ended September 30, 2019 and 2018, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the six months ended September 30, 2019 and 2018, the Company has paid $2,092 as cash dividend on Series A Convertible Preferred Stock. As of September 30, 2019 and 2018, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(10) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at September 30, 2019:

September 30, 2019
Balance at April 1, 2019	$279,543
Foreign currency translation adjustments	(2,482)
Balance at September 30, 2019	$277,061

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $145,636. The acquisition costs and goodwill balance not deductible for tax purposes are $144,328.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at September 30, 2019:

	September 30, 2019
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	12.4	$139,684	$39,603	$100,081
Trademark	2.0	900	679	221
Technology	5.0	500	435	65
Other	5.0	1,037	74	963
	12.2	$142,121	$40,791	$101,330

During the three months ended June 30, 2019, the Company acquired certain assets of a small consulting company located in the United States. The purchase price was approximately $4,251 in cash paid at closing and an additional earn-out consideration of up to $4,453, payable within one year based on achievement of certain revenue targets. The probable and estimable value of the contingent consideration as of September 30, 2019 is $4,058.

During the three months ended September 30, 2019, the Company’s U.S. subsidiary, eTouch Systems Corp. acquired certain assets of a small consulting company located in the United States. The purchase price was approximately $4,000 in cash and an additional earn-out consideration of up to $4,000 payable within one year based on achievement of certain revenue targets. The probable and estimable value of the contingent consideration as of September 30, 2019 is $3,745.

The following are the details of the Company’s intangible asset carrying amounts acquired, and amortization at March 31, 2019:

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

(11) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 40.0% and 41.9% for the three and six months ended September 30, 2019, as compared to an effective tax (benefit) and expense rate of (25.8%) and 294.0% for the three and six months ended September 30, 2018. The Company’s effective tax rate for the three and six months ended September 30, 2019 was impacted by executive stock compensation limitations and Base Erosion Alternative Tax “BEAT” enacted in the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

During the fiscal year ended March 31, 2019, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to U.S. taxation as well as local taxation with a corresponding foreign tax credit, at the election of the Company. During the three and six months ended September 30, 2019, the Company has elected to deduct the foreign taxes in computing the income tax expense. The Company’s income tax provision for the three and six months ended September 30, 2019 includes the impact of Global Intangible Low-taxed Income (“GILTI”) and other provisions of the Tax Act. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States as a result of the Tax Act, other than in jurisdictions in which the Company has tax holiday benefits.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $25,308 and $1,151 of net deferred tax assets in the United States and the United Kingdom, respectively, at September 30, 2019. The Company has not recorded a valuation allowance as management has concluded it is more likely than not that the deferred tax assets will be utilized before expiration. The Company expects sufficient taxable income in future periods related to the impact of the GILTI and the election to treat several foreign entities as disregarded entities.

The Company’s Indian subsidiaries operate several development centers in areas designated as a special economic zone, or SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has other units at various stages of tax holiday benefit.

On September 20, 2019, the Indian government issued Ordinance 2019 making certain amendments in the Income-tax Act 1961, which substantially reduces tax rates. The effective rate of tax on India-based companies was reduced from 34.9% to 25.17%, effective for fiscal years beginning April 1, 2019. The new rates require the surrendering of any tax holidays and other attributes of which the Company may be currently taking advantage and is able to be elected once the tax holidays have concluded.  The Company continues to apply the old tax rates and applicable holidays. The Company will continue to analyze and elect this Ordinance 2019 when it is most beneficial to the Company.

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, was operating under a 12-year income tax holiday arrangement until March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2019, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The 12-year income tax holiday arrangement expired as of March 31, 2019 and therefore during the six months ended September 30, 2019, the Company recorded tax expense on all the earnings in its Sri Lankan subsidiary at the statutory rate.

The Company has been under income tax examination in India, the U.K, Singapore and the United States. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2017 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”). At issue were several matters, the most significant of which was the redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. These matters are currently at different level of appeals. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm’s-length profit on transactions with respect to the Company’s subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. In the United Kingdom, the Company is currently under examination for transfer pricing and research benefits for the years ended March 31, 2014 to March 31, 2017. In Singapore, the Inland Revenue Authority is confirming the appropriateness of the Company’s deductions for the year ended March 31, 2017. In the United States, the Internal Revenue Service has concluded an examination of fiscal years ended March 31, 2015 and March 31, 2017 with a non-material impact on cash and earnings.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2019 and March 31, 2019, the total liability for unrecognized tax benefits was $7,106 and $6,744, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the six months ended September 30, 2019 and 2018, the unrecognized tax benefits increased by $362 and decreased by $842, respectively. The increase in unrecognized tax benefits in the six months ended September 30, 2019 was predominantly due to increase in liability related to the UK audit, foreign currency movements and incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is currently or has been historically subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At September 30, 2019, the Company had approximately $172,349 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(12) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer revenue:
United States of America	$229,178	$208,543	$447,270	$409,683
United Kingdom	45,014	48,810	94,893	102,566
Rest of World	54,309	48,167	105,362	93,302
Consolidated revenue	$328,501	$305,520	$647,525	$605,551

	September 30,	March 31,
	2019	2019
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$225,816	$216,279
India	244,847	251,722
Rest of World	19,140	23,847
Consolidated long-lived assets, net	$489,803	$491,848

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer A	15.7%	18.0%	15.6%	17.6%

(13) Debt

On February 6, 2018, the Company entered into a credit agreement (the “Credit Agreement”) dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the prior $300,000 credit agreement with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated and provides for a $200,000 revolving credit facility and a $180,000 term loan and a $70,000 delayed-draw term loan. The Company drew down $180,000 under the term loan of the Credit Agreement and $55,000 under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the prior credit agreement and fund the Polaris delisting transaction (See Note 14 for additional information). On March 12, 2018, the Company drew down the $70,000 delayed draw to fund the eTouch Systems Corp. acquisition. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. For the fiscal year ending March 31, 2020, the Company is required to make principal payments of $3,125 per quarter. The Credit Agreement includes customary maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years ending February 6, 2023. During the three months ended September 30, 2019, the Company drew down $27,500 from the credit facility to fund the eTouch 18-month anniversary payment of $17,500 and to fund opportunistic, strategic, investment opportunities. At September 30, 2019, the interest rate on the term loan and line of credit was 4.53%.

At September 30, 2019, the Company was in compliance with its debt covenants and has provided a quarterly certification to its lenders to that effect. The Company believes that it currently meets all conditions set forth in the Credit Agreement to borrow thereunder and it is not aware of any conditions that would prevent it from borrowing part or all of the remaining available capacity under the existing revolving credit facility at September 30, 2019 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	September 30, 2019	March 31, 2019
Notes outstanding under the revolving credit facility	$—	$—
Term loan- current maturities	15,625	12,500
Less: deferred financing costs, current	(1,093)	(1,093)
Total	$14,532	$11,407

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	September 30, 2019	March 31, 2019
Term loan	$258,750	$237,500
Borrowings under revolving credit facility	129,500	129,500
Less:
Current maturities	(15,625)	(12,500)
Deferred financing costs, long-term	(2,633)	(3,180)
Total	$369,992	$351,320

In July 2016 and November 2018, the Company entered into interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (See Note 6).

On October 15, 2019, the Company entered into Amendment No. 2 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and the lenders party thereto (the “Credit Agreement Amendment”), which amends the Company’s Amended and Restated Credit Agreement, dated as of February 6, 2018, with such parties (the “Credit Agreement”) to, among other things, increase the revolving commitments available to the

Company under the Credit Agreement from $200,000 to $275,000,  reduce the interest rate margins applicable to term loans and revolving loans outstanding under the Credit Agreement from time to time and reduce the commitment fee payable by the Company to the lenders in respect of unused revolving commitments under the Credit Agreement. The Company executed the Credit Agreement Amendment to provide additional lending capacity which the Company could use to fund the completion of the Polaris delisting transaction, as well as to provide excess lending capacity in the event of future opportunistic, strategic, investment opportunities. The Credit Agreement Amendment contains customary terms for amendments of this type, including representations, warranties and covenants.

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the six months ended September 30, 2019, $16,198 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the six months ended September 30, 2019. No amounts were due as of September 30, 2019, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(14) Noncontrolling interest

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

In connection with the Polaris delisting offer, during the six months ended September 30, 2019, Virtusa India purchased 1,263,117 shares, or approximately 1.2% of Polaris common stock from shareholders for an aggregate purchase price of approximately $8,675. As of September 30, 2019, the number of shares of Polaris common stock held by noncontrolling interest shareholders was 2,009,365 or approximately 1.95% of Polaris’ basic shares of common stock outstanding. Subsequent to the expiry of the delisting offer period on July 31, 2019, the Company has no obligation to redeem the shares and accordingly the remaining redeemable noncontrolling interest amounting to $15,093 has been reclassified to permanent equity. As of September 30, 2019, the Company recorded noncontrolling interest amounting to $15,128 (including $146 of net income and $111 of accumulated other comprehensive loss attributable to noncontrolling interest for the reporting period).

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment securities
Beginning balance	$15	$199	$12	$69
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $0, $(2), $0 and $19	(3)	(271)	(2)	(141)
Reclassifications from OCI to other income, net of tax of $0, $(1), $0 and $21	—	(181)	2	(174)
Less: Noncontrolling interests, net of tax of $0, $15, $0 and $11	—	28	—	21
Comprehensive income (loss) on investment securities, net of tax of $0, $12, $0 and $51	(3)	(424)	—	(294)
Closing balance	$12	$(225)	$12	$(225)
Currency translation adjustments
Beginning balance	$(57,872)	$(50,477)	$(57,354)	$(41,207)
OCI before reclassifications	(6,355)	(7,071)	(6,736)	(17,724)
Less: Noncontrolling interests	111	230	(26)	1,613
Comprehensive income (loss) on currency translation adjustments	(6,244)	(6,841)	(6,762)	(16,111)
Closing balance	$(64,116)	$(57,318)	$(64,116)	$(57,318)
Cash flow hedges
Beginning balance	$(796)	$(1,831)	$39	$1,881
OCI before reclassifications net of tax of $(73), $(1,677), $(283) and $(3,189)	(46)	(4,440)	(247)	(7,946)
Reclassifications from OCI to
—Revenue, net of tax of $0, $282, $7 and $406	—	525	11	757
—Costs of revenue, net of tax of $(240), $163, $(316) and $89	(879)	496	(1,208)	252
—Selling, general and administrative expenses, net of tax of $(104), $85, $(141) and $45	(379)	258	(541)	128
—Interest expenses, net of tax of $(26), $(61), $(81) and $(114)	(75)	(176)	(228)	(329)
Less: Noncontrolling interests, net of tax of $0, $(6), $0 and $42	—	(11)	(1)	78
Comprehensive income (loss) on cash flow hedges, net of tax of $(443), $(1,214), $(814) and $(2,721)	(1,379)	(3,348)	(2,214)	(7,060)
Closing balance	$(2,175)	$(5,179)	$(2,175)	$(5,179)
Benefit plans
Beginning balance	$(1,928)	$(1,632)	$(2,084)	$(1,424)
OCI before reclassifications net of tax of $0, $29, $0 and $348	(1,034)	(32)	(911)	(352)
Reclassifications from OCI for prior service credit (cost) to:
Other income (expense), net of tax of $0 for all periods	7	14	13	28
Reclassifications from net actuarial gain (loss) amortization to:
Other income (expense), net of tax of $0 for all periods.	104	38	140	77
Other adjustments	75	93	72	151
(Less): Noncontrolling interests, net of tax $0 for all periods	—	8	(6)	9
Comprehensive income (loss) on benefit plans, net of tax of $0, $29, $0 and $348	(848)	121	(692)	(87)
Closing balance	(2,776)	$(1,511)	(2,776)	$(1,511)
Accumulated other comprehensive loss	$(69,055)	$(64,233)	$(69,055)	$(64,233)

(16) Treasury Stock

On August 5, 2019, the Company's board of directors authorized a share repurchase program of up to $30,000 of the Company's common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company. During the three months ended September 30, 2019, the Company repurchased 505,565 shares of the Company’s common stock at a weighted average price of $36.93 per share for an aggregate purchase price of $18,680.

(17) Commitments and Contingencies

From time to time the Company is involved in legal proceedings, claims and litigation related to employee claims, contractual disputes and taxes in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. Although the Company cannot predict the outcome of such matters, the Company has no reason to believe the disposition of any current matter, other than the specific matters described below, could reasonably be expected to have a material adverse impact on the Company’s balance sheets, income of operations and cash flows or the ability to carry on any of its business activities. This assessment is based on our current understanding of relevant facts and circumstances. As such, our view of these matters is subject to inherent uncertainties and may change in the future.

Recently, one of the Company’ larger clients made a demand for damages related to a project in which the Company was performing services.  The client alleges breaches of certain representations and warranties regarding the Company performance and is seeking indemnification for damages from those alleged breaches.  No litigation has been filed.  The Company believes that it has defenses against the claims described in the demand, and intends to zealously defend against those claims.  Even so, the Company cannot provide any assurance that the Company will prevail in the dispute or even partially prevail.  In the event the Company does not fully prevail, the Company may have to pay damages in amounts for which it may not have reserved or which may or may not be covered by the Company’s insurance policies; further, even if the damages are covered, depending on the outcome, the Company insurance may not cover or be adequate to pay the entire claim.  In addition, the Company cannot guarantee that the Company will not lose future business with such client as a result of such dispute.

On February 28, 2019, the Supreme Court of India issued a ruling interpreting certain statutory defined contribution obligations of employees and employers, which altered historical understandings of such obligations, extending them to cover additional portions of employee income. As a result, contributions by our employees and the Company will increase in future periods. There is uncertainty as to whether the Indian government will apply the Supreme Court's ruling on a retroactive basis and if so, how this liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. As such, the ultimate amount of our obligation is difficult to quantify. If the Indian government were to apply the Supreme Court ruling retroactively, without assessing interest and penalties, the impact would be a charge of approximately $7,500 to the Company’s income from operations and cash flows.

The Company is currently involved in an open examination by tax authorities in the United States related to the employment tax treatment of certain payments made to employees in the ordinary course of business. The Company cannot predict the outcome of the dispute, but it is in the process of evaluating the merits of a recent notice of proposed wage adjustment and is preparing a timely and appropriate response.  At this time, it is premature to predict whether resolution of the dispute could reasonably be expected to have a material adverse impact on the Company’s income from operations and cash flows.

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

Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Qatar, Mexico, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as multiple near shore delivery centers in the United States. At September 30, 2019, we had 22,411 employees, or team members.

Financial overview

In the three months ended September 30, 2019, our revenue increased by 7.5% to $328.5 million, compared to $305.5 million in the three months ended September 30, 2018. In the six months ended September 30, 2019, our revenue increased by 6.9% to $647.5 million, compared to $605.6 million in the six months ended September 30, 2018.

In the three months ended September 30, 2019, our income from operations increased by 37.2% to $19.2 million, compared to $14.0 million in the three months ended September 30, 2018. In the six months ended September 30, 2019, our income from operations increased by 16.9% to $32.7 million, compared to $27.9 million in the six months ended September 30, 2018.

In the three months ended September 30, 2019, net income available to Virtusa common stockholders increased by 1342.2% to a net income of $6.0 million, as compared to $0.4 million in the three months ended September 30, 2018. Net income increased by 254.5% to a net income $10.8 million in the six months ended September 30, 2019, compared to a net loss of $(7.0) million in the six months ended September 30, 2018.

The increase in revenue for the three and six months ended September 30, 2019, as compared to the three and six months ended September 30, 2018, primarily resulted from:

●	Growth, led by several of our top ten clients, primarily in our communication and technology (“C&T”) industry group

●	Revenue growth in North America

partially offset by:

●	Decline in revenue from Europe, primarily driven by:
o	Decline in one of our large European banking clients
o	Substantial depreciation in the U.K. pound sterling (“GBP”) against the U.S. dollar

●	Decrease in revenue in our media, information and other (“M&I”) industry group

The key drivers of the increase in our net income for the three and six months ended September 30, 2019, as compared to the three and six months ended September 30, 2018, were as follows:

●	Higher revenue particularly in several of our top ten clients, primarily in our C&T industry group, partially offset by substantial depreciation in the GBP against the U.S. dollar

●	Decrease in operating expense as a percentage of revenue, reflecting a larger revenue base and our cost reduction initiatives

●	Substantial decrease in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar partially offset by:

●	Increase in interest expense related to an increase in our outstanding debt under our credit facility

●	Increase in tax expense due to improved results of operations

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2019 and 2018, 98% and 88%, respectively, of our revenue was derived from clients who had been using our services for more than one year, including clients acquired from eTouch Systems Corp. in March 2018. During the six months ended September 30, 2019 and 2018, 98% and 89%, respectively, of our revenue was derived from clients who had been using our services for more than one year, including clients acquired from eTouch Systems Corp. in March 2018. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended September 30, 2019, our application outsourcing and consulting revenue represented 55% and 45%, respectively of our total revenue as compared to 53% and 47%, respectively, for the three months ended September 30, 2018. For the six months ended September 30, 2019, our application outsourcing and consulting revenue represented 56% and 44%, respectively, of our total revenue as compared to 53% and 47%, respectively, for the six months ended September 30, 2018.

In the three months ended September 30, 2019, our North America revenue increased by 11.0%, or $24.0 million, to $242.3 million, or 73.8% of total revenue, from $218.3 million, or 71.5% of total revenue, in the three months ended September 30, 2018. In the six months ended September 30, 2019, our North America revenue increased by 10.5%, or $44.9 million, to $472.8 million, or 73.0% of total revenue, from $427.9 million, or 70.7% of total revenue in the six months ended September 30, 2018. The increase in North America revenue for the three and six months ended September 30, 2019 was primarily due to the increase in revenue from clients in the C&T industry group, including customer contracts with certain existing customers acquired from third parties.

In the three months ended September 30, 2019, our European revenue decreased by 5.6%, or $3.4 million, to $57.0 million, or 17.4% of total revenue, from $60.4 million, or 19.8% of total revenue in the three months ended September 30, 2018. In the six months ended September 30, 2019, our European revenue decreased by 5.5%, or $7.0 million, to $120.1 million, or 18.5% of total revenue, from $127.1 million, or 21.0% of total revenue in the six months ended September 30, 2018. The decrease in European revenue for the three and six months ended September 30, 2019 was primarily due to a decline in revenue from one of our large banking clients and the substantial depreciation in the GBP against the U.S. dollar.

Our gross profit increased by $0.7 million to $89.9 million for the three months ended September 30, 2019, as compared to $89.2 million for the three months ended September 30, 2018. Our gross profit increased by $1.5 million to $174.2 million for the six months ended September 30, 2019 as compared to $172.7 million in the six months ended September 30, 2018. The increase in gross profit during the three and six months ended September 30, 2019, as compared to the three and six months ended September 30, 2018, was primarily due to higher revenue partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, gross margin was 27.4% and 29.2% in the three months ended September 30, 2019 and 2018, respectively. During the six months ended September 30, 2019 and 2018, gross margin, as a percentage of revenue, was 26.9% and 28.5%, respectively. The decrease in gross margin during three and six months ended September 30, 2019 was primarily due to higher onsite effort, an increase in subcontractors cost and lower utilization.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 39% and 40% of total revenue, and revenue from time-and-materials contracts represented 61% and 60% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Revenue from fixed-price contracts represented 40% and 40% of total revenue and revenue from time-and-materials contracts represented 60% and

60% for the six months ended September 30, 2019 and 2018, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2019 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2019, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition, was approximately 25.6%. Our attrition rate at September 30, 2019 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

We engage in a foreign currency hedging strategy using foreign currency forward contracts designed to hedge fluctuations in the Indian rupee against the U.S. dollar and the GBP, as well as the euro, the Canadian dollar, the Australian dollar and the GBP against the U.S. dollar, when consolidated into U.S. dollars. There is no assurance that these hedging programs or hedging contracts will be effective. Because these foreign currency forward contracts are designed to reduce volatility in the Indian rupee, GBP and euro exchange rates, they not only reduce the negative impact of a stronger Indian rupee, weaker GBP, euro, Canadian dollar and Australian dollar but also could reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses or reduce the impact of a stronger GBP, euro, Canadian dollar and Australian dollar on our GBP, euro, Canadian dollar and Australian dollar denominated revenues.

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

Results of operations

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table presents an overview of our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue	$328,501	$305,520	$22,981	7.5%
Costs of revenue	238,584	216,346	22,238	10.3%
Gross profit	89,917	89,174	743	0.8%
Operating expenses	70,682	75,155	(4,473)	(6.0)%
Income from operations	19,235	14,019	5,216	37.2%
Other expense	(7,157)	(12,461)	5,304	(42.6)%
Income before income tax expense (benefit)	12,078	1,558	10,520	675.2%
Income tax expense (benefit)	4,830	(402)	5,232	1301.5%
Net income	7,248	1,960	5,288	269.8%
Less: net income attributable to noncontrolling interests, net of tax	146	455	(309)	(67.9)%
Net income available to Virtusa stockholders	7,102	1,505	5,597	371.9%
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,088	—	—%
Net income attributable to Virtusa common stockholders	$6,014	$417	$5,597	1342.2%

Revenue

Revenue increased by 7.5%, or $23.0 million, from $305.5 million during the three months ended September 30, 2018 to $328.5 million in the three months ended September 30, 2019. The increase in revenue was primarily driven by an increase in revenue from several of our top ten clients, primarily in our C&T industry group, including customer contracts with certain existing customers acquired from third parties, partially offset by a decline in one of our large European banking clients, substantial depreciation in the GBP against the U.S. dollar and a decrease in our M&I industry group. Revenue from North American clients in the three months ended September 30, 2019 increased by $24.0 million, or 11.0%, as compared to the three months ended September 30, 2018, particularly due to the increase in revenue from clients in the C&T industry group. Revenue from European clients decreased by $3.4 million, or 5.6%, as compared to the three months ended September 30, 2018, primarily due to decline in revenue from one of our large banking clients and a substantial depreciation in the GBP against the U.S. dollar. We had 216 active clients at September 30, 2019, as compared to 212 active clients at September 30, 2018.

Cost of revenue

Costs of revenue increased from $216.3 million in the three months ended September 30, 2018 to $238.6 million in the three months ended September 30, 2019, an increase of $22.3 million, or 10.3%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $7.1 million and an increase in subcontractor costs of $16.4 million partially offset by a decrease in travel expense of $1.5 million. At September 30, 2019, we had 20,168 IT professionals as compared to 19,330 at September 30, 2018. As a percentage of revenue, cost of revenue increased from 70.8% for the three months ended September 30, 2018 to 72.6% for three months ended September 30, 2019.

Gross profit

Our gross profit increased by $0.7 million, or 0.8%, to $89.9 million for the three months ended September 30, 2019, as compared to $89.2 million for the three months ended September 30, 2018, primarily due to higher revenue, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, gross margin decreased from 29.2% in the three months ended September 30, 2018 to 27.4% in the three months ended September 30, 2019. The decrease in gross margin during the three months ended September 30, 2019, was primarily driven by higher onsite effort, an increase in subcontractor costs and lower utilization.

Operating expenses

Operating expenses decreased from $75.2 million in the three months ended September 30, 2018 to $70.7 million in the three months ended September 30, 2019, a decrease of $4.5 million, or 6.0%. The decrease in operating expenses was primarily due to a decrease in compensation related to non-IT professionals of $6.3 million, which reflects our cost reduction initiatives and a decrease in travel expense of $0.8 million partially offset by an increase in professional services of $1.0 million, an increase in facilities costs of $0.7 million and an increase in amortization of intangible assets of $0.4 million. As a percentage of revenue, our operating expenses decreased from 24.6% in the three months ended September 30, 2018 to 21.5% in the three months ended September 30, 2019.

Income from operations

Income from operations increased by 37.2%, from $14.0 million in the three months ended September 30, 2018 to $19.2 million in the three months ended September 30, 2019. As a percentage of revenue, income from operations increased from 4.6% in the three months ended September 30, 2018 to 5.9% in the three months ended September 30, 2019, primarily due to an increase in revenue and a decrease in operating expenses, partially offset by a decrease in gross margin due to higher onsite effort, an increase in subcontractor costs and lower utilization.

Other income (expense)

Other expense decreased by $5.3 million, from $12.5 million in the three months ended September 30, 2018 to $7.2 million in the three months ended September 30, 2019, primarily due to net decrease in foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Income tax expense

Income tax expense increased by $5.2 million from a benefit of $(0.4) million in the three months ended September 30, 2018 to an expense of $4.8 million in the three months ended September 30, 2019. Our effective tax rate increased from a benefit of (25.8)% for the three months ended September 30, 2018 to an expense of 40.0% for the three months ended September 30, 2019. The increase in tax expense and the effective tax rate for the three months ended September 30, 2019, was primarily due to improved results of operations and a decrease in tax benefits from stock compensation offset by Base Erosion Alternative Tax (“BEAT”) expense during the three months ended September 30, 2019.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended September 30, 2019 and 2018, we recorded a noncontrolling interest of $0.1 million and $0.5 million, respectively, representing a 2.13% and 5.96%, respectively, share of profits of Polaris held by parties other than Virtusa.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 371.9%, from a net income of $1.5 million in the three months ended September 30, 2018 to a net income of $7.1 million in the three months ended September 30, 2019. The increase in net income in the three months ended September 30, 2019 was primarily due to a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended September 30, 2019 and 2018.

Net income available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by 1342.2%, from a net income of $0.4 million in the three months ended September 30, 2018 to a net income of $6.0 million in the three months ended September 30, 2019. The increase in net income in the three months ended September 30, 2019 was primarily due to a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar.

Six months ended September 30, 2019 compared to the six months ended September 30, 2018

The following table presents an overview of our results of operations for the six months ended September 30, 2019 and 2018:

	Six Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue	$647,525	$605,551	$41,974	6.9%
Costs of revenue	473,319	432,827	40,492	9.4%
Gross profit	174,206	172,724	1,482	0.9%
Operating expenses	141,543	144,781	(3,238)	(2.2)%
Income from operations	32,663	27,943	4,720	16.9%
Other expense	(9,826)	(26,085)	16,259	(62.3)%
Income before income tax expense	22,837	1,858	20,979	1129.1%
Income tax expense	9,569	5,463	4,106	75.2%
Net income (loss)	13,268	(3,605)	16,873	468.0%
Less: net income attributable to noncontrolling interests	332	1,186	(854)	(72.0)%
Net income (loss) available to Virtusa stockholders	12,936	(4,791)	17,727	370.0%
Less: Series A Convertible Preferred Stock dividends and accretion	2,175	2,175	—%
Net income (loss) attributable to Virtusa common stockholders	$10,761	$(6,966)	$17,727	254.5%

Revenue

Revenue increased by 6.9%, or $41.9 million, from $605.6 million during the six months ended September 30, 2018 to $647.5 million in the six months ended September 30, 2019. The increase in revenue was primarily driven by an increase in revenue from several of our top ten clients, primarily in our C&T industry group, including customer contracts with certain existing customers acquired from third parties, partially offset by a decline in one of our large European banking clients, substantial depreciation in the GBP against the U.S. dollar and a decrease in our M&I industry group. Revenue from North American clients in the six months ended September 30, 2019 increased by $44.9 million, or 10.5%, as compared to the six months ended September 30, 2018, particularly due to the increase in revenue from clients in the C&T industry group. Revenue from European clients decreased by $7.0 million, or 5.6%, as compared to the six months ended September 30, 2018, primarily due to a decline in revenue from one of our large banking clients and the substantial depreciation in the GBP against the U.S. dollar. We had 216 active clients at September 30, 2019, as compared to 212 active clients at September 30, 2018.

Cost of revenue

Costs of revenue increased from $432.8 million in the six months ended September 30, 2018 to $473.3 million in the six months ended September 30, 2019, an increase of $40.5 million, or 9.4%. The increase in cost of revenue was primarily due to an increase in the number of IT professionals and related compensation and benefit costs of $16.7 million and an increase in subcontractor costs of $27.6 million, partially offset by a decrease in travel expense of $4.2 million. At September 30, 2019, we had 20,168 IT professionals as compared to 19,330 at September 30, 2018. As a percentage of revenue, cost of revenue increased from 71.5% for the six months ended September 30, 2018 to 73.1% for the six months ended September 30, 2019.

Gross profit

Our gross profit increased by $1.5 million, or 0.9%, to $174.2 million for the six months ended September 30, 2019, as compared to $172.7 million for the six months ended September 30, 2018, primarily due to higher revenue, partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, gross margin decreased from 28.5% in the six months ended September 30, 2018 to 26.9% in the six months ended September 30, 2019. The decrease in the gross margin in the six months ended September 30, 2019, was primarily driven by higher onsite effort, an increase in subcontractor costs and lower utilization.

Operating expenses

Operating expenses decreased from $144.8 million in the six months ended September 30, 2018 to $141.5 million in the six months ended September 30, 2019, a decrease of $3.3 million, or 2.2%. The decrease in operating expenses was primarily due to a decrease in compensation related to non-IT professionals of $8.3 million, which reflects our cost reduction initiatives and a decrease in travel expense of $1.8 million partially offset by increase of $3.3 million in facilities costs, an increase in professional services of $2.3 million and an increase in amortization of intangible assets of $0.9 million. As a percentage of revenue, our operating expenses decreased from 23.9% in the six months ended September 30, 2018 to 21.9% in the six months ended September 30, 2019.

Income from operations

Income from operations increased by 16.9%, from $27.9 million in the six months ended September 30, 2018 to $32.7 million in the six months ended September 30, 2019. As a percentage of revenue, income from operations increased from 4.6% in the six months ended September 30, 2018 to 5.0% in the six months ended September 30, 2019, primarily due to an increase in revenue and a decrease in operating expenses, partially offset by  a decrease in gross margin due to higher onsite effort, an increase in subcontractor costs, lower utilization and substantial depreciation in the GBP against the U.S. dollar.

Other income (expense)

Other expense decreased by $16.3 million, from $26.1 million in the six months ended September 30, 2018 to $9.8 million in the six months ended September 30, 2019, primarily due to a net decrease in foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Income tax expense

Income tax expense increased by $4.1 million from an expense of $5.5 million in the six months ended September 30, 2018 to $9.6 million in the six months ended September 30, 2019. Our effective tax rate decreased from 294.0% for the six months ended September 30, 2018 to 41.9% for the six months ended September 30, 2019. The increase in tax expense and a decrease in effective tax rate for the six months ended September 30, 2019, was primarily due to improved results of operations, an increase in BEAT expense and a decrease in tax benefits from stock compensation offset by decrease in tax expense related to disregarded entities during the six months ended September 30, 2019.

Noncontrolling interests

In connection with the Polaris Consulting & Services Limited (“Polaris”) acquisition, for the six months ended September 30, 2019 and 2018, we recorded a noncontrolling interest of $0.3 million and $1.2 million, respectively, representing a 2.13% and 6.76%, respectively, share of profits of Polaris held by parties other than Virtusa.

Net income (loss) available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 370.0%, from a net loss of $(4.8) million in the six months ended September 30, 2018 to a net income of $12.9 million in the six months ended September 30, 2019. The increase in net income in the six months ended September 30, 2019 was primarily due to a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $2.2 million at a rate of 3.875% per annum during the six months ended September 30, 2019 and 2018.

Net income (loss) available to Virtusa common stockholder

Net income available to Virtusa common stockholders increased by 254.5%, from a net loss of $(7.0) million in the six months ended September 30, 2018 to a net income of $10.8 million in the six months ended September 30, 2019. The increase in net income in the six months ended September 30, 2019 was primarily due to a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar.

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

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	At September 30,	At March 31,
	2019	2019
Cash and cash equivalents	$183,372	$189,676
Short-term investments	14,908	33,138
Long-term investments	198	322
Total cash and cash equivalents, short-term and long-term investments	$198,478	$223,136

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

●	We present consolidated statements of income (loss) measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and the impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among the periods.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three and six months ended September 30:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
			in thousands, except per share amounts)

GAAP income from operations	$19,235	$14,019	$32,663	$27,943
Add: Stock-based compensation expense	5,834	9,124	12,510	17,062
Add: Acquisition-related charges and restructuring charges (1)	4,299	5,829	8,396	11,495
Non-GAAP income from operations	$29,368	$28,972	$53,569	$56,500
GAAP operating margin	5.9%	4.6%	5.0%	4.6%
Effect of above adjustments to income from operations	3.0%	4.9%	3.3%	4.7%
Non‑GAAP operating margin	8.9%	9.5%	8.3%	9.3%
GAAP net income (loss) available to Virtusa common stockholders	$6,014	$417	$10,761	$(6,966)
Add: Stock-based compensation expense	5,834	9,124	12,510	17,062
Add: Acquisition-related charges and restructuring charges (1)	4,420	6,300	8,663	12,427
Add: Foreign currency transaction losses (2)	3,437	9,355	2,235	20,113
Tax adjustments (3)	(2,664)	(8,126)	(4,314)	(9,943)
Less: Noncontrolling interest, net of taxes (4)	7	50	(28)	177
Non-GAAP net income available to Virtusa common stockholders	$17,048	$17,120	$29,827	$32,870
GAAP diluted earnings (loss) per share (6)	$0.20	$0.01	$0.35	$(0.23)
Effect of stock-based compensation expense (7)	0.17	0.27	0.37	0.51
Effect of acquisition-related charges and restructuring charges (1) (7)	0.13	0.19	0.26	0.37
Effect of foreign currency transaction losses (2) (7)	0.10	0.28	0.07	0.60
Tax adjustments (3) (7)	(0.08)	(0.24)	(0.13)	(0.30)
Effect of dividend on Series A Convertible Preferred Stock (6) (7)	0.03	0.03	0.06	0.06
Effect of change in dilutive shares for non-GAAP (6)	(0.01)	—	(0.03)	0.03
Non-GAAP diluted earnings per share (5) (7)	$0.54	$0.54	$0.95	$1.04
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization of intangible assets	$3,440	$2,994	$6,661	$5,770
Acquisition and integration costs	859	2,835	1,735	5,725
Acquisition-related charges included in costs of revenue and operating expense	4,299	5,829	8,396	11,495
Accreted interest related to deferred acquisition payments	121	471	267	932
Total acquisition-related charges and restructuring charges	$4,420	$6,300	$8,663	$12,427

(2)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)	Tax adjustments reflect the estimated tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods, excluding the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and for fiscal year 2020, excluding BEAT tax impact in contemplation of a reorganization of our Indian legal entities. Tax adjustments also assume application of foreign tax credit benefits in the United States.

(4)	Noncontrolling interest represents the minority shareholders interest of Polaris.

(5)	Non-GAAP diluted earnings per share is subject to rounding.

(6)	During the three and six months ended September 30, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using the if-converted method to calculate the non-GAAP diluted earnings per share for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Non-GAAP net income available to Virtusa common stockholders	$17,048	$17,120	$29,827	$32,870
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,088	1,088	2,175	2,175
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$18,136	$18,208	$32,002	$35,045
GAAP dilutive weighted average shares outstanding	30,708,162	30,627,044	30,821,287	29,700,151
Add: Incremental dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	—	—	866,156
Add: Incremental effect of Series A Convertible Preferred Stock as converted	3,000,000	3,000,000	3,000,000	3,000,000
Non-GAAP dilutive weighted average shares outstanding	33,708,162	33,627,044	33,821,287	33,566,307

(7)	To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of Series A Convertible Preferred Stock.

We do not believe the deemed repatriation tax on accumulated foreign earnings related to the Tax Act will have a significant impact on our cash flows in any individual fiscal year.

On October 15, 2019, we entered into Amendment No. 2 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and the lenders party thereto (the “Credit Agreement Amendment”), which amends the Company’s Amended and Restated Credit Agreement, dated as of February 6, 2018, with such parties (the “Credit Agreement”) to, among other things, increase the revolving commitments available to us under the Credit Agreement from $200.0 million to $275.0 million, reduce the interest rate margins applicable to term loans and revolving loans outstanding under the Credit Agreement from time to time and reduce the commitment fee payable by us to the lenders in respect of unused revolving commitments under the Credit Agreement. We executed the Credit Agreement Amendment to provide additional lending capacity which we could use to fund the completion of the Polaris delisting transaction, as well as to provide excess lending capacity in the event of future opportunistic, strategic, investment opportunities. The Credit Agreement Amendment contains customary terms for amendments of this type, including representations, warranties and covenants.

On August 5, 2019, our board of directors authorized a share repurchase program of up to $30 million of our common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company. During the three months ended September 30, 2019, we repurchased 505,565 shares of the Company’s common stock at a weighted average price of $36.93 per share for an aggregate purchase price of $18.7 million.

To strengthen our digital engineering capabilities and establish a solid base in Silicon Valley, on March 12, 2018, we acquired all of the outstanding shares of eTouch Systems Corp (“eTouch US”), and its Indian subsidiary, eTouch Systems (India) Pvt. Ltd (“eTouch India,” together with eTouch US, “eTouch”) for approximately $140.0 million in cash, subject to certain adjustments. As part of the acquisition, we set aside up to an additional $15.0 million for retention bonuses to be paid to eTouch management and key employees, in equal installments on the first and second anniversary of the transaction. We agreed to pay the purchase price in three tranches, with $80.0 million paid at closing, $42.5 million on the 12-month anniversary of the close of the transaction, and $17.5 million on the 18-month anniversary of the close of the transaction, subject in each case to certain adjustments. During the three months ended March 31, 2019, we paid the 12-month anniversary purchase price payment of $42.5 million and the retention bonus amount of $7.0 million to the eTouch management and key employees.  During the three months ended September 30, 2019, we paid the 18-month anniversary purchase price payment of $17.5 million.

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018 when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India will, in compliance with SEBI Delisting Regulations, permit the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the six months ended September 30, 2019 Virtusa India purchased 1,263,117 shares, or 1.2%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $8.7 million. Subsequent to the expiry of the delisting offer period on July 31, 2019, we have no obligation to redeem the shares and accordingly the remaining redeemable noncontrolling interest amounting to $15.1 million has been reclassified to permanent equity.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On February 6, 2018, we entered into a $450.0 million credit agreement (“Credit Agreement”) with a syndicated bank group jointly lead by JP Morgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which amends and restates our prior $300.0 million credit agreement (which we had originally entered into on February 25, 2016 (“Prior Credit Agreement”) to fund the Polaris acquisition and certain related transactions) and provides for a $200.0 million revolving credit facility, a $180.0 million term loan facility, and a $70.0 million delayed-draw term loan. We drew down $180.0 million under the term loan of the Credit Agreement and $55.0 million under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the Prior Credit Agreement and fund the Polaris delisting transaction. To fund the eTouch acquisition and Polaris delisting offer, we drew down from our credit facility. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023 (See Note 13 to the consolidated financial statements for further information). For the fiscal year ending March 31, 2020, the Company is required to make principal payments of $3.1 million per quarter.  During the three months ended September 30, 2019, the company drew down $27.5 million from the credit facility to fund the eTouch 18-month anniversary payment and to fund the opportunistic, strategic, investment opportunities. As of September 30, 2019, the outstanding amount under the Credit Agreement was $388.3 million. At September 30, 2019, the interest rate on the term loan and line of credit was 4.53%.

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

At September 30, 2019, the Company was in compliance with its debt covenants and has provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at September 30, 2019 and through the date of this filing.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, we will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the six months ended September 30, 2019, the Company paid $2.1 million as a cash dividend on its Series A Convertible Preferred Stock.

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

The counterparties to the interest rate swap agreements could demand an early termination of the June 2016 and November 2018 swap agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2018, of not more than 3.50 to 1.00 for periods ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods ending prior to September 30, 2020, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of September 30, 2019, we were in compliance with these covenants. The net unrealized loss associated with interest rate swap Agreement was $6.4 million as of September 30, 2019, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

At September 30, 2019, we had approximately $198.5 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $172.3 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to our clients. As of September 30, 2019, the total unamortized upfront payments related to these services were $36.9 million and are expected to be amortized as a reduction to revenue over a benefit period of 5 years.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2019, we sold $16.2 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the six months ended September 30, 2019. No amounts were due under the financing agreement at September 30, 2019, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	September 30,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$23,804	$33,283
Net cash used in investing activities	(14,618)	(26,690)
Net cash used in financing activities	(11,600)	(11,729)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,012)	(11,694)
Net decrease in cash and cash equivalents and restricted cash	(6,426)	(16,830)
Cash, cash equivalents and restricted cash, beginning of year	190,113	195,236
Cash, cash equivalents and restricted cash, end of period	$183,687	$178,406

Operating activities

Net cash provided by operating activities decreased in the six months ended September 30, 2019 compared to the six months ended September 30, 2018, primarily due to a decrease in the working capital and an increase in the long-term assets partially offset by increase in the net income adjusted for non-cash expenses during the six months ended September 30, 2019.

Investing activities

Net cash used in investing activities decreased in the six months ended September 30, 2019 compared to six months ended September 30, 2018. The decrease in net cash used in investing activities was primarily due to the decrease in the purchase of property and equipment and a net decrease in the purchase of investments partially offset by payments for asset acquisitions and a payment for deferred consideration related to the acquisition of eTouch made during the six months ended September 30, 2019.

Financing activities

Net cash used in financing activities decreased in the six months ended September 30, 2019 compared to six months ended September 30, 2018. The decrease in net cash used in financing activities during the six months ended September 30, 2019 was primarily due to a decrease in payment of redeemable noncontrolling interest and a decrease in payment of withholding taxes related to restricted stock partially offset by decrease in proceeds from debt.

Commitments and Contingencies

See Note 17 to our consolidated financial statements for additional information.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee, the GBP, the euro, the Canadian dollar, the Australian dollar and the Swedish Krona as described below and in “Quantitative and Qualitative Disclosures about Market Risk.”

We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and GBP as described below in “Quantitative and Qualitative Disclosures about Market Risk.” From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the GBP, euro, the Canadian dollar, the Australian dollar and Swedish Krona against the U.S. dollar to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A of the Annual Report. There have been no material changes in the six months ended September 30, 2019 to such risks or to our management of such risks except for the additional factors noted below.

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

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the GBP and the Indian rupee.

We have an 18 month rolling program comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. One program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at September 30, 2019 was $158.2 million. There is no assurance that the hedging program or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

The GBP, the euro, the Canadian dollar and the Australian dollar exchange fluctuations can have an unpredictable impact on our GBP and the euro revenues generated and costs incurred. In response to this volatility, we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the GBP, the euro, the Canadian dollar and the Australian dollar. These derivative contracts have maximum duration of 92 days and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility. These hedges are designed to reduce the negative impact of a weaker GBP, euro, Canadian dollar and Australian dollar, however they also reduce the positive impact of a stronger GBP or the euro on the respective revenues.

Interest Rate Risk

Interest under our credit facility accrues at a rate per annum of LIBOR plus 3.0%, subject to step-downs based on the Company’s ratio of debt to EBITDA. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or an agreed upon replacement reference rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement for our credit facility includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At September 30, 2019, the interest rate on the term loan and line of credit was 4.53%. At September 30, 2019, the outstanding amount under the Credit Agreement was $388.3 million.

At September 30, 2019, we had $198.5 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of money market mutual funds and preference shares. Our investments are classified as either equity or available-for-sale debt securities. These investments are recorded at fair value. Our investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Recently, one of our larger clients made a demand for damages related to a project in which we were performing services.  The client alleges breaches of certain representations and warranties regarding our performance and is seeking indemnification for damages from those alleged breaches.  No litigation has been filed.  We believe that we have defenses against the claims described in the demand, and intend to zealously defend against those claims.  Even so, we cannot provide any assurance that we will prevail in the dispute or even partially prevail.  In the event we do not fully prevail, we may have to pay damages in amounts for which we may not have reserved or which may or may not be covered by our insurance policies; further, even if the damages are covered, depending on the outcome, our insurance may not cover or be adequate to pay the entire claim.  In addition, we cannot guarantee that we will not lose future business with such client as a result of such dispute.

From time to time, we are subject to audit from immigration authorities to ensure we are in compliance with applicable immigration law. In August 2019, one of our UK subsidiaries, Virtusa UK Limited, was subject to audit and was notified that the audit was unsatisfactory and, as such, UK Visas and Immigration took the decision to suspend the sponsor license which allows our UK subsidiary to sponsor the Tier 2 visas of non- European Economic Area skilled workers visas and work permits for workers located in non-UK locations such as India and Sri Lanka. The suspension was in effect until such time as we could adequately respond to the questions raised in the audit and requests for additional documentation. In September 2019, we successfully responded to the UK Visas and Immigration audit such that UK Visas and Immigration reinstated and restored our sponsor license with immediate effect, allowing Virtusa UK Limited again to sponsor visas and work permits. Although our sponsorship license was restored, we can give no assurance that our UK subsidiaries will not be subject to future audits or that such future audits will not result in future sponsorship license suspensions. If our sponsor license was suspended, our key project personnel may not be able to obtain necessary visas or work permits which could delay or prevent our fulfillment of certain client projects in the United Kingdom, which could hamper our growth and cause our revenue to decline. Any delays in staffing or inability to obtain proper resources for a project can result in project postponement, delays or cancellation, which could result in lost revenue and decreased profitability and have a material adverse effect on our business, revenue, profitability and utilization rates.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended September 30, 2019, we withheld an aggregate of 45,610 shares of restricted stock at a weighted average price of $36.10 per share.

On August 5, 2019, our board of directors authorized a share repurchase program of up to $30 million of shares of our common stock on or prior to August 5, 2020. A summary of our stock repurchase activity under this program for the three months ended September 30, 2019 is set forth in the table below:

	Issuer Purchases of Equity Securities
			Total Number of	Remaining Dollar
	Total Number		Shares Purchased as	Value that may yet be
	of Shares	Average Price	Part of Publicly	Purchased Under Our
	Purchased	Paid per Share	Announced Program	Program
Period:	(#)	($)(1)	(#)	($)
August 2019	278,678	$35.88	278,678	$19,994,943
September 2019	226,887	38.21	226,887	11,320,445
Total	505,565	$36.93	505,565	$11,320,445

(1)         Excludes applicable commissions.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1

Amendment No. 2 to Amended and Restated Credit Agreement dated October 15, 2019, by and among Virtusa Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8 -K, filed October 17, 2019, and incorporated herein by reference)

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101. INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Virtusa Corporation

Date: November 7, 2019	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)