Form 10-Q
period 2019-12-31
VIRTUSA CORP
filed 2020-02-07
CIK 1207074

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from             to

Commission File Number 001-33625

VIRTUSA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3512883
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

132 Turnpike Rd Southborough, Massachusetts (Address of principal executive offices)	01772 (Zip Code)

(508) 389-7300

(Telephone Number,

Including Area Code,)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 3, 2020:

Class	Number of Shares
Common Stock, par value $.01 per share	29,860,501

Virtusa Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$217,387	$189,676
Short-term investments	20,058	33,138
Accounts receivable, net of allowance of $1,637 and $2,253 at December 31, 2019 and March 31, 2019, respectively	149,800	162,396
Unbilled accounts receivable	106,716	113,431
Prepaid expenses	43,845	42,314
Restricted cash	1,735	351
Asset held for sale	8,749	8,978
Other current assets	32,308	29,967
Total current assets	580,598	580,251
Property and equipment, net	108,198	119,865
Operating lease right-of-use assets	50,894	—
Investments accounted for using equity method	1,429	1,446
Long-term investments	10	322
Deferred income taxes	31,136	28,770
Goodwill	276,089	279,543
Intangible assets, net	99,519	92,440
Other long-term assets	38,085	29,836
Total assets	$1,185,958	$1,132,473
Liabilities, Series A Convertible Preferred Stock, Redeemable noncontrolling interest and Stockholders’ equity
Current liabilities:
Accounts payable	$30,548	$46,471
Accrued employee compensation and benefits	78,524	74,801
Deferred revenue	6,592	6,421
Accrued expenses and other	65,675	70,050
Current portion of long-term debt	14,597	11,407
Operating lease liabilities	11,385	—
Income taxes payable	6,729	4,844
Total current liabilities	214,050	213,994
Deferred income taxes	14,873	15,824
Operating lease liabilities, noncurrent	44,009	—
Long-term debt, less current portion	375,164	351,320
Long-term liabilities	27,281	29,824
Total liabilities	675,377	610,962
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at December 31, 2019 and March 31, 2019; redemption amount and liquidation preference of $108,000 at December 31, 2019 and March 31, 2019	107,285	107,161
Redeemable noncontrolling interest	—	23,576
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at December 31, 2019 and March 31, 2019	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at December 31, 2019 and March 31, 2019; issued 33,246,073 and 33,012,775 shares at December 31, 2019 and March 31, 2019, respectively; outstanding 29,860,509 and 30,132,776 shares at December 31, 2019 and March 31, 2019, respectively	332	330
Treasury stock, 3,385,564 and 2,879,999 common shares, at cost, at December 31, 2019 and March 31, 2019, respectively	(58,332)	(39,652)
Additional paid-in capital	256,152	239,204
Retained earnings	272,673	250,279
Accumulated other comprehensive loss	(67,529)	(59,387)
Total Virtusa stockholders’ equity	403,296	390,774
Noncontrolling interest in subsidiaries	—	—
Total Stockholders' equity	403,296	390,774
Total liabilities, Series A convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity	$1,185,958	$1,132,473

See accompanying notes to unaudited consolidated financial statement

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue	$335,107	$314,681	$982,632	$920,232
Costs of revenue	236,427	221,461	709,746	654,288
Gross profit	98,680	93,220	272,886	265,944
Operating expenses:
Selling, general and administrative expenses	68,270	73,935	209,813	218,716
Income from operations	30,410	19,285	63,073	47,228
Other income (expense):
Interest income	520	634	1,744	1,988
Interest expense	(4,873)	(4,597)	(14,616)	(13,365)
Foreign currency transaction gains (losses), net	(3,065)	8,319	(5,300)	(11,794)
Other, net	209	(444)	1,137	998
Total other income (expense)	(7,209)	3,912	(17,035)	(22,173)
Income before income tax expense	23,201	23,197	46,038	25,055
Income tax expense	10,363	10,400	19,932	15,863
Net income	12,838	12,797	26,106	9,192
Less: net income attributable to noncontrolling interests, net of tax	118	221	450	1,407
Net income available to Virtusa stockholders	12,720	12,576	25,656	7,785
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	3,262	3,262
Net income available to Virtusa common stockholders	$11,633	$11,489	$22,394	$4,523
Basic earnings per share available to Virtusa common stockholders	$0.39	$0.38	$0.75	$0.15
Diluted earnings per share available to Virtusa common stockholders	$0.38	$0.37	$0.73	$0.15

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Net income	$12,838	$12,797	$26,106	$9,192
Other comprehensive income (loss):
Foreign currency translation adjustment	4,630	(2,477)	(2,106)	(20,201)
Pension plan adjustment	79	73	(606)	(23)
Unrealized gain (loss) on available-for-sale debt securities, net of tax effect	—	263	—	(51)
Unrealized gain (loss) on effective cash flow hedges, net of tax effect	(2,817)	6,067	(5,031)	(1,072)
Other comprehensive income (loss)	$1,892	$3,926	$(7,743)	$(21,347)
Comprehensive income (loss)	14,730	16,723	18,363	(12,155)
Less: comprehensive income attributable to noncontrolling interest, net of tax	484	669	849	134
Comprehensive income (loss) available to Virtusa stockholders	$14,246	$16,054	$17,514	$(12,289)

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended December 31, 2019 and 2018

(Unaudited)

(In thousands, except share amounts)

							Accumulated	Total
					Additional		Other	Virtusa	Non	Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Controlling	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity	Interest
Balance at March 31, 2019	33,012,775	$330	(2,879,999)	$(39,652)	$239,204	$250,279	$(59,387)	$390,774	$—	$390,774	$23,576
Proceeds from the exercise of stock options	13,416	—	—	—	194	—	—	194	—	194	8
Restricted stock awards vested	96,763	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,011)	—	—	(2,011)	—	(2,011)	—
Share-based compensation	—	—	—	—	6,674	—	—	6,674	—	6,674	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	18	—	—	18	—	18	170
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(5,549)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	116
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(1,194)	(1,194)	—	(1,194)	144
Net income	—	—	—	—	—	5,834	—	5,834	—	5,834	186
Balance at June 30, 2019	33,122,954	$331	(2,879,999)	$(39,652)	$244,078	$255,026	$(60,581)	$399,202	$—	$399,202	$18,651
Restricted stock awards vested	101,178	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,647)	—	—	(1,647)	—	(1,647)	—
Share-based compensation	—	—	—	—	5,829	—	—	5,829	—	5,829	—
Repurchase of common stock	—	—	(505,565)	(18,680)	—	—	—	(18,680)	—	(18,680)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	25	—	—	25	—	25	101
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(3,126)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(533)
Reclassification of noncontrolling interest from temporary equity to permanent equity	—	—	—	—	—	—	—	—	15,093	15,093	(15,093)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(8,474)	(8,474)	(111)	(8,585)	—
Net income	—	—	—	—	—	7,102	—	7,102	146	7,248	—
Balance at September 30, 2019	33,224,132	$332	(3,385,564)	$(58,332)	$248,284	$261,040	$(69,055)	$382,269	$15,128	$397,397	—
Proceeds from the exercise of stock options	15,914	—	—	—	233	—	—	233	—	233	—
Restricted stock awards vested	6,027	—	—	—	—	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(126)	—	—	(126)	—	(126)	—
Share-based compensation	—	—	—	—	5,750	—	—	5,750	—	5,750	—
Reclassification of noncontrolling interest from permanent equity to liability	—	—	—	—	—	—	—	—	(13,564)	(13,564)	—
Adjustments for reclassification of noncontrolling interest	—	—	—	—	2,011	—	—	2,011	(2,048)	(37)	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	1,526	1,526	366	1,892	—
Net income	—	—	—	—	—	12,720	—	12,720	118	12,838	—
Balance at December 31, 2019	33,246,073	332	(3,385,564)	(58,332)	256,152	272,673	(67,529)	403,296	—	403,296	—

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended December 31, 2019 and 2018

(Unaudited)

(In thousands, except share amounts)

							Accumulated	Total
					Additional		Other	Virtusa	Non-	Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	controlling	Stockholders'	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	interest	equity	Interest
Balance at March 31, 2018	32,469,092	$325	(2,879,999)	$(39,652)	$260,612	$238,019	$(40,681)	$418,623	$17,460	$436,083	$—
Proceeds from the exercise of stock options	33,173	—	—	—	294	—	—	294	—	294	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	196	—	—	196	—	196	—
Restricted stock awards vested	95,432	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,450)	—	—	(2,450)	—	(2,450)	—
Share-based compensation	—	—	—	—	7,908	—	—	7,908	—	7,908	—
Subsidiary share-based compensation	—	—	—	—	30	—	—	30	—	30	—
Cumulative effect of adopting ASC Topic 606, net of tax	—	—	—	—	—	464	—	464	—	464	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss0	—	—	—	—	—	—	(13,060)	(13,060)	(1,466)	(14,526)	—
Net income (loss)	—	—	—	—	—	(6,296)	—	(6,296)	731	(5,565)	—
Balance at June 30, 2018	32,597,697	326	(2,879,999)	(39,652)	266,589	231,100	(53,741)	404,622	16,725	421,347	—
Proceeds from the exercise of stock options	9,918	—	—	—	134	—	—	134	—	134	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	64	—	—	64	—	64	3
Restricted stock awards vested	162,090	2	—	—	(2)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(5,152)	—	—	(5,152)	—	(5,152)	—
Share-based compensation	—	—	—	—	8,022	—	—	8,022	—	8,022	—
Reclassification of previously recognized stock compensation related to liabilities classified awards for Polaris to liabilities	—	—	—	—	(617)	—	—	(617)	—	(617)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	(37,842)	—	—	(37,842)	(16,450)	(54,292)	54,850
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(28,395)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(2,045)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(10,492)	(10,492)	—	(10,492)	(255)
Net income	—	—	—	—	—	1,505	—	1,505	—	1,505	456
Balance at September 30, 2018	32,769,705	328	(2,879,999)	(39,652)	231,196	231,517	(64,233)	359,156	275	359,431	24,614
Proceeds from the exercise of stock options	—	—	—	—	—	—	—	—	—	—	—
Proceeds from the exercise of subsidiary stock options	—	—	—	—	—	—	—	—	—	—	50
Restricted stock awards vested	11,669	—	—	—	—	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(226)	—	—	(226)	—	(226)	—
Share-based compensation	—	—	—	—	6,993	—	—	6,993	—	6,993	—
Subsidiary share-based compensation	—	—	—	—	6	—	—	6	—	6	—
Other	—	—	—	—	(115)	—	—	(115)	(290)	(405)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	33	—	—	33	—	33	603
Payment of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(1,992)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	995
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	3,478	3,478	—	3,478	448
Net income	—	—	—	—	—	12,576	—	12,576	15	12,591	206
Balance at December 31, 2018	32,781,374	328	(2,879,999)	(39,652)	237,887	243,006	(60,755)	380,814	—	380,814	24,924

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net income	$26,106	$9,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,672	21,696
Share-based compensation expense	18,285	24,104
Provision (recovery) for doubtful accounts	26	(549)
Gain on disposal of property and equipment	(403)	(115)
Impairment of investment	184	885
Foreign currency transaction losses, net	5,300	11,794
Amortization of discounts and premiums on investments	(6)	84
Amortization of debt issuance cost	863	819
Deferred income taxes, net	(970)	(6,225)
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	19,129	4,780
Prepaid expenses and other current assets	(1,258)	(7,729)
Other long-term assets	(11,239)	(11,702)
Accounts payable	(12,730)	12,014
Accrued employee compensation and benefits	1,011	(9,041)
Accrued expenses and other current liabilities	5,495	13,135
Operating lease liabilities	172	—
Income taxes payable	2,537	2,975
Other long-term liabilities	(1,720)	3,705
Net cash provided by operating activities	74,454	69,822
Cash flows from investing activities:
Proceeds from sale of property and equipment	825	568
Purchase of short-term investments	(34,969)	(84,185)
Proceeds from sale or maturity of short-term investments	47,716	88,204
Payments for asset acquisitions	(9,192)	—
Payment of contingent consideration of asset acquisition	(942)	—
Business acquisition, net of cash acquired	—	(1,919)
Payment of deferred consideration related to business acquisition	(17,500)	—
Purchase of property and equipment	(10,865)	(24,715)
Net cash used in investing activities	(24,927)	(22,047)
Cash flows from financing activities:
Proceeds from exercise of common stock options	427	428
Proceeds from exercise of subsidiary stock options	93	531
Payment of debt issuance costs	(808)	—
Proceeds from revolving credit facility	36,000	32,000
Payment of debt	(9,141)	(9,375)
Repurchase of common stock	(18,680)	—
Payment of other noncontrolling interest	—	(373)
Payments of withholding taxes related to net share settlements of restricted stock	(3,783)	(7,828)
Purchase of redeemable noncontrolling interest related to Polaris	(8,675)	(30,387)
Payment of noncontrolling interest	(12,534)	—
Principal payments on capital lease obligation	(36)	(65)
Payment of contingent consideration related to acquisition	—	(100)
Payment of dividend on Series A Convertible Preferred Stock	(3,138)	(3,138)
Net cash used in financing activities	(20,275)	(18,307)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(131)	(13,530)
Net increase in cash and cash equivalents and restricted cash	29,121	15,938
Cash, cash equivalents and restricted cash, beginning of year	190,113	195,236
Cash, cash equivalents and restricted cash, end of period	$219,234	$211,174

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	December 31, 2019	March 31, 2019
Balance sheet classification
Cash and cash equivalents	$217,387	$189,676

Restricted cash in current assets	1,735	351
Restricted cash in other long-term assets	112	86
Total restricted cash	$1,847	$437
Total cash, cash equivalents and restricted cash	$219,234	$190,113

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

Fair Value of Financial Instruments

At December 31, 2019 and March 31, 2019, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 5 for a discussion of the fair value of the Company’s other financial instruments.

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

The Company adopted this standard, (“ASC Topic 842”) effective April 1, 2019, using a Modified Retrospective Effective Date Method. The Company has elected the package of practical expedients which permits the Company to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company did not elect the use of hindsight practical expedient to reevaluate the lease term of existing contracts. Prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting policies. The impact of adoption primarily relates to the recognition of ROU operating lease assets and operating lease liabilities on the Company’s unaudited consolidated balance sheets for all operating leases with a term greater than twelve months. The adoption of this standard on April 1, 2019 resulted in the recognition of ROU assets for operating leases of $54,762 and operating lease liabilities of $59,157. The Company’s accounting for finance leases (formerly capital leases) remains substantially unchanged. The adoption of this standard did not have an impact on the consolidated statements of income and comprehensive income (loss), consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.

See Note 7 “Leases” for additional information regarding leases.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The standard also requires the entity to present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement and classify payments for capitalized implementation costs in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. The entity is also required to present the capitalized implementation costs in the statement of financial position in the same line item that a prepayment for the fees of the associated hosting arrangement. For public companies, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company early adopted this standard, as of July 1, 2019, on a prospective basis for applicable implementation costs. The adoption of this standard did not have a material impact on the consolidated balance sheet, consolidated statements of income, consolidated statement of changes in stockholders’ equity or the consolidated statement of cash flows.

New Accounting Pronouncements

Unless otherwise discussed below, the Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. The FASB subsequently issued ASU 2019-04 in April 2019, ASU 2019-05 in May 2019 and ASU 2019-11 in November 2019 which provide clarifications and improvements to this new standard. The FASB also issued ASU 2019-10 in November 2019, which amends the mandatory effective date for all other than public entities for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for public entities from fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The effect on the consolidated financial statements will largely depend on the composition and credit quality of our investment portfolio and the economic conditions and forecasts at the time of adoption. Based on the current composition of our investment portfolio, current market conditions, and historical credit loss activity, the impact on our consolidated financial statements and related disclosures is not expected to be material.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The standard will be effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this new standard will have on its consolidated financial statements.

(3) Earnings per Share

Basic earnings per share available to Virtusa common stockholders (“EPS”) is computed by dividing net income, less any dividends and accretion of issuance cost on the Series A Convertible Preferred Stock by the weighted average number of shares of common stock outstanding for the period. In computing diluted EPS, the Company adjusts the numerator used in the basic EPS computation, subject to anti-dilution requirements, to add back the dividends (declared or cumulative undeclared) applicable to the Series A Convertible Preferred Stock. Such add-back would also include any adjustments to equity in the period to accrete the Series A Convertible Preferred Stock to its redemption price. The Company adjusts the denominator used in the basic EPS computation, subject to anti-dilution requirements, to include the dilution from potential shares resulting from the issuance of restricted stock units, unvested restricted stock and stock options along with the conversion of the Series A Convertible Preferred Stock to common stock. The following table sets forth the computation of basic and diluted EPS for the periods set forth below:

The components of basic earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerators:
Net income available to Virtusa stockholders	$12,720	$12,576	$25,656	$7,785
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	3,262	3,262
Net income available to Virtusa common stockholders	$11,633	$11,489	$22,394	$4,523
Denominators:
Basic weighted average common shares outstanding	29,849,368	29,893,220	30,041,740	29,764,507
Basic earnings per share available to Virtusa common stockholders	$0.39	$0.38	$0.75	$0.15

The components of diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Numerators:
Net income available to Virtusa common stockholders	$11,633	$11,489	$22,394	$4,523
Add : Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	—
Net income available to Virtusa common stockholders and assumed conversion	$12,720	$12,576	$22,394	$4,523
Denominators:
Basic weighted average common shares outstanding	29,849,368	29,893,220	30,041,740	29,764,507
Dilutive effect of Series A Convertible Preferred Stock if converted	3,000,000	3,000,000	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	608,863	768,508	658,529	833,607
Weighted average shares—diluted	33,458,231	33,661,728	30,700,269	30,598,114
Diluted earnings per share available to Virtusa common stockholders	$0.38	$0.37	$0.73	$0.15

During the three months ended December 31, 2019 and 2018, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 24,037 and 20,617 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.  For the three months ended December 31, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were included in the calculations of diluted earnings per share as their effect was dilutive using the if-converted method.

During the nine months ended December 31, 2019 and 2018, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 100,434 and 13,745 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended December 31, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

(4) Investment Securities

At December 31, 2019 and March 31, 2019, all of the Company’s investment securities were classified as available-for-sale debt securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 5 for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at December 31, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Time Deposits:
Current	$6,849	$—	—	$6,849
Equity securities:
Mutual funds:
Current	13,060	149	—	13,209
Equity Shares/ Options:
Non-current	1	9	—	10
Total available-for-sale debt securities and equity securities	$19,910	$158	$—	$20,068

The following is a summary of investment securities at March 31, 2019:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate bonds:
Current	$2,779	$1	$(2)	$2,778
Non-current	—	—	—	—
Preference shares:	188	—	—	188
Agency and short-term notes:
Current	1,492	1	—	1,493
Time deposits:
Current	15,861	—	—	15,861
Equity securities:
Mutual funds:
Current	12,912	94	—	13,006
Equity Shares/ Options:
Non-current	8	126	—	134
Total available-for-sale debt and equity securities	$33,240	$222	$(2)	$33,460

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

Proceeds from sales of available-for-sale debt and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Proceeds from sales or maturities of available-for-sale debt securities and equity securities	$9,476	$27,633	$47,716	$88,204
Gross gains	$123	$253	$563	$639
Gross losses	—	—	—	(32)
Net realized gains on sales of available-for-sale debt securities and equity securities	$123	$253	$563	$607

(5) Fair Value of Financial Instruments

The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sale debt securities—current	$—	$6,849	$—	$6,849
Equity securities—current	—	13,209	—	13,209
Available-for-sale debt securities—non-current	—	—	—	—
Equity securities—non-current	—	10	—	10
Derivative financial instruments:
Foreign currency derivative contracts	—	2,152	—	2,152
Interest rate swap contracts	—	288	—	288
Total assets	$—	$22,508	$—	$22,508
Liabilities:
Foreign currency derivative contracts	—	2,264	—	2,264
Interest rate swap contracts	—	5,836	—	5,836
Total liabilities	$—	$8,100	$—	$8,100

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Available-for-sale debt securities—current	$—	$20,132	—	$20,132
Equity securities—current	—	13,006	—	13,006
Available-for-sale debt securities—non-current	—	188	—	188
Equity securities—non-current	—	134	—	134
Derivative financial instruments:
Foreign currency derivative contracts	—	3,411	—	3,411
Interest rate swap contracts	—	1,349	—	1,349
Total assets	$—	$38,220	$—	$38,220
Liabilities:
Foreign currency derivative contracts	$—	321	$—	321
Interest rate swap contracts	—	3,633	—	3,633
Total liabilities	$—	$3,954	$—	$3,954

(6) Derivative Financial Instruments

The Company evaluates its foreign exchange policy on an ongoing basis to assess its ability to address foreign exchange exposures on its consolidated balance sheets, consolidated statements of income and consolidated statement of cash flows from all foreign currencies, including most significantly the U.K. pound sterling and Indian rupee. The Company enters into hedging programs with highly rated financial institutions in accordance with its foreign exchange policy (as approved by the Company’s audit committee and board of directors) which permits hedging of material, known foreign currency exposures. There is no margin required, no cash collateral posted or received by us related to our foreign exchange forward contracts.

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $133,032 and $118,557 at December 31, 2019 and March 31, 2019, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to earnings during the next 12 months are $52 at December 31, 2019. At December 31, 2019, the maximum outstanding term of any derivative instrument was 15 months.

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

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The July 2016 interest rate swaps are at a blended weighted average of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The November 2018 interest rate swaps were entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swaps are at a fixed rate of 2.85% and are designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the swap to retain the 50% coverage target. At December 31, 2019, the total notional amounts of the interest rate swaps were $178,800 with remaining maturity of approximately 4 years. The unrealized losses associated with the swap agreements was $5,548 and $2,284 at December 31, 2019 and March 31, 2019, respectively, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets at December 31, 2019 and March 31, 2019:

Derivatives designated as hedging instruments

	December 31, 2019	March 31, 2019
Foreign currency exchange contracts:
Other current assets	$2,058	$3,264
Other long-term assets	$94	$147
Accrued expenses and other	$2,006	$318
Long-term liabilities	$258	$3

	December 31, 2019	March 31, 2019
Interest rate swap contracts:
Other long-term assets	$288	$1,349
Long-term liabilities	$5,836	$3,633

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company for the three and nine months ended December 31, 2019 and 2018:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives
Derivatives Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Cash Flow Hedging Relationships	2019	2018	2019	2018
Foreign currency exchange contracts	$(3,158)	$9,398	$148	$(2,203)
Interest rate swaps	$782	$(2,776)	$(3,054)	$(2,310)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income
from AOCI into Income (loss) (Effective	Three Months Ended December 31,		Nine Months Ended December 31,
Portion)	2019	2018	2019	2018
Revenue	$—	$(510)	$(18)	$(1,673)
Costs of revenue	$827	$(846)	$2,351	$(1,187)
Operating expenses	$337	$(405)	$1,020	$(578)
Interest Expenses	$(100)	$288	$209	$731

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not Designated	Location of Gain Or (Loss)	December 31,		December 31,
as Hedging Instruments	Recognized in Income (loss) on Derivatives	2019	2018	2019	2018
Foreign currency exchange contracts	Revenue	$(1,449)	$1,131	$(205)	$2,237
	Costs of revenue	$1,105	$(784)	$380	$(1,537)
	Selling, general and administrative expenses	$114	$(75)	$29	$(93)

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

The following table provides information on the components of the Company’s operating leases included in its unaudited consolidated balance sheets:

Leases	Location on Consolidated Balance Sheets	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use of assets	$50,894

Liabilities
Current
Operating lease liabilities	Operating lease liabilities	$11,385
Noncurrent
Operating lease liabilities	Operating lease liabilities, noncurrent	$44,009
	Total	$55,394

The Company’s leases have remaining lease terms ranging from 1 year to 9 years. Certain lease agreements, mainly for office space, include options to extend or terminate the lease before the expiration date. The Company includes such options when determining the lease term when it is reasonably certain that the Company will exercise that option.

The following table provides the components of lease expense related to our operating leases:

		Three Months Ended	Nine Months Ended
	Location on Consolidated Statements of Income	December 31, 2019	December 31, 2019
Operating lease cost:
Operating lease cost	Selling, general and administrative expenses	$3,789	$11,403
Variable lease cost	Selling, general and administrative expenses	$30	$74
Short-term lease cost	Selling, general and administrative expenses	$90	$359
Less: Sublease income	Selling, general and administrative expenses	$(353)	$(870)
Total operating lease cost		$3,556	$10,966

The following table provides supplemental cash flow information related to our operating leases:

Nine Months Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,217

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5,714

The following table provides information on the weighted average remaining lease term and weighted average discount rate related to our operating leases:

December 31, 2019
Weighted average remaining lease term, in years:
Operating leases	5.56
Weighted average discount rate:
Operating leases	7.49%

There were no lease agreements that contained restrictive covenants or material residual value guarantees as of December 31, 2019.

The following table provides the schedule of maturities of the Company’s operating lease liabilities, under ASC Topic 842, as of December 31, 2019:

Operating leases
December 31, 2019
2020-remainder of year	$3,784
2021	14,901
2022	13,663
2023	10,927
2024	6,975
2025 and thereafter	17,110
Total lease payments	$67,360
Interest	(11,966)
Total lease liabilities	$55,394

The following table provides the schedule of the Company’s future minimum payments on its operating leases at March 31, 2019, which were accounted for in accordance with its historic accounting policies under ASC Topic 840.

Operating leases
March 31, 2019
2020	$14,685
2021	13,895
2022	12,663
2023	9,879
2024	5,686
2025 and thereafter	16,761
Total lease payments	$73,569

As of December 31, 2019, the Company had committed to payments of $320 related to operating leases that had yet to commence and therefore are not included in consolidated balance sheets.  These leases will commence on various dates in the calendar year 2020 and have lease terms ranging from two years to three years..

(8) Revenues

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by geography:	2019	2018	2019	2018
North America	$251,229	$224,143	$724,005	$652,076
Europe	55,154	65,046	175,258	192,175
Rest of World	28,724	25,492	83,369	75,981
Consolidated revenue	$335,107	$314,681	$982,632	$920,232

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by customer’s industry groups	2019	2018	2019	2018
Banking financial services insurance	$187,312	$197,329	$570,620	$578,138
Communications and Technology	119,558	89,159	332,465	257,527
Media & Information and Other	28,237	28,193	79,547	84,567
Consolidated revenue	$335,107	$314,681	$982,632	$920,232

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by service offerings	2019	2018	2019	2018
Application outsourcing	$183,777	$165,986	$547,303	$488,584
Consulting	151,330	148,695	435,329	431,648
Consolidated revenue	$335,107	$314,681	$982,632	$920,232

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by contract type	2019	2018	2019	2018
Time-and-materials	$190,423	$189,134	$579,657	$552,530
Fixed-price*	144,684	125,547	402,975	367,702
Consolidated revenue	$335,107	$314,681	$982,632	$920,232

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

The table below shows movements during the nine months ended December 31, 2019 and 2018 in contract assets:

	December 31, 2019	December 31, 2018
Beginning balance	$18,538	$15,998
Revenues recognized during the period but not yet billed	67,594	92,564
Amounts billed	(68,314)	(95,457)
Other	(20)	(507)
Ending balance	$17,798	$12,598

Contract liabilities comprise of amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows movements in the deferred revenue balances during the nine months ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Beginning balance	$6,421	$7,908
Amounts billed but not yet recognized as revenues	5,342	5,310
Revenues recognized related to the opening balance of deferred revenue	(5,017)	(6,761)
Other	(154)	(337)
Ending balance	$6,592	$6,120

Remaining performance obligation

ASC Topic 606 - Revenue from Contracts with Customers requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019. This disclosure is not required for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. As of December 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $41,582 and will be recognized as revenue within 5 years.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to its clients. As of December 31, 2019, the total unamortized upfront payments related to these services were $34,420 and are recorded in prepaid expenses and other long-term assets in the consolidated balance sheet. These upfront payments are expected to be amortized as a reduction to revenue over a benefit period of 5 years.

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and nine months ended December 31, 2019 and 2018, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the nine months ended December 31, 2019 and 2018, the Company has paid $3,138 as cash dividend on Series A Convertible Preferred Stock. As of December 31, 2019 and 2018, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(10) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balance at December 31, 2019:

December 31, 2019
Balance at April 1, 2019	$279,543
Foreign currency translation adjustments	(3,454)
Balance at December 31, 2019	$276,089

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $145,658. The acquisition costs and goodwill balance not deductible for tax purposes are $143,334.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at December 31, 2019:

	December 31, 2019
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	12.3	$141,267	$42,979	$98,288
Trademark	2.0	900	804	96
Technology	5.0	500	467	33
Other	5.0	1,233	131	1,102
	12.1	$143,900	$44,381	$99,519

During the three months ended December 31, 2019, the Company acquired certain assets of a small consulting company located in the United States. The purchase price was approximately $1,400 in cash and an additional earn-out consideration of up to $1,400 payable within one year based on achievement of certain revenue targets. The probable and estimable value of the contingent consideration as of December 31, 2019 is $1,381.

During the three months ended September 30, 2019, the Company’s U.S. subsidiary, eTouch Systems Corp., acquired certain assets of a small consulting company located in the United States. The purchase price was approximately $4,000 in cash and an additional earn-out consideration of up to $4,000 payable within one year based on achievement of certain revenue targets. During the three months ended December 31, 2019, the Company paid $942 towards earn-out consideration based on achievement of revenue targets for the first measurement period. The remaining probable and estimable value of the contingent consideration as of December 31, 2019 is $2,645.

During the three months ended June 30, 2019, the Company acquired certain assets of a small consulting company located in the United States. The purchase price was approximately $4,251 in cash paid at closing and an additional earn-out consideration of up to $4,453, payable within one year based on achievement of certain revenue targets. The probable and estimable value of the contingent consideration as of December 31, 2019 is $3,078.

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

(11) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 44.7% and 43.3% for the three and nine months ended December 31, 2019, as compared to an effective tax rate of 44.8% and 63.3% for the three and nine months ended December 31, 2018. The Company’s effective tax rate for the three and nine months ended December 31, 2019 was impacted by executive stock compensation limitations and Base Erosion Alternative Tax “BEAT” enacted in the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. government. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

During the fiscal year ended March 31, 2019, the Company elected to treat several foreign entities as disregarded entities. The earnings of these subsidiaries will be subject to U.S. taxation as well as local taxation with a corresponding foreign tax credit, at the election of the Company. During the three and nine months ended December 31, 2019, the Company has elected to deduct the foreign taxes in computing the income tax expense. The Company’s income tax provision for the three and nine months ended December 31, 2019 includes the impact of Global Intangible Low-taxed Income (“GILTI”) and other provisions of the Tax Act and earnings of disregarded entities. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States as a result of the Tax Act, other than in jurisdictions in which the Company has tax holiday benefits.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $25,685 and $2,183 of net deferred tax assets in the United States and the United Kingdom, respectively, at December 31, 2019. The Company has not recorded a valuation allowance as management has concluded it is more likely than not that the deferred tax assets will be utilized before expiration. The Company expects sufficient taxable income in future periods related to the impact of the GILTI and the election to treat several foreign entities as disregarded entities.

The Company’s Indian subsidiaries operate several development centers in areas designated as a special economic zone, or SEZ, under the SEZ Act of 2005. In particular, the Company was approved as an SEZ Co-developer and has built a campus on a 6.3 acre parcel of land in Hyderabad, India that has been designated as an SEZ. As an SEZ Co-developer, the Company is entitled to certain tax benefits for any consecutive period of 10 years during the 15 year period starting in fiscal year 2008. The Company has elected to claim SEZ co-developer income tax benefits starting in the fiscal year ended March 31, 2013. The Company has other units at various stages of tax holiday benefit.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, was operating under a 12-year income tax holiday arrangement until March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. During the fiscal year ended March 31, 2019, the Company believes it has fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. The 12-year income tax holiday arrangement expired as of March 31, 2019 and therefore during the nine months ended December 31, 2019, the Company recorded tax expense on all the earnings in its Sri Lankan subsidiary at the statutory rate.

The Company has been under income tax examination in India, the U.K, Singapore and the United States. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2005 to March 31, 2017 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd, now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”). At issue were several matters, the most significant of which was the redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. These matters are currently at different level of appeals. During the fiscal year ended March 31, 2011, the Company entered into a competent authority settlement and settled the uncertain tax position for the fiscal years ended March 31, 2004 and 2005. However, the redetermination of arm’s-length profit on transactions with respect to the Company’s subsidiaries and Virtusa UK Limited has not been resolved and remains under appeal for the fiscal year ended March 31, 2005. In the United Kingdom, the Company is currently under examination for transfer pricing and research benefits for the years ended March 31, 2014 to March 31, 2018. In Singapore, the Inland Revenue Authority is confirming the appropriateness of the Company’s deductions for the year ended March 31, 2017. In the United States, the Internal Revenue Service has concluded an examination of fiscal years ended March 31, 2015 and March 31, 2017 with a non-material impact on cash and earnings, while certain employment tax matters remain open.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2019 and March 31, 2019, the total liability for unrecognized tax benefits was $6,905 and $6,744, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the nine months ended December 31, 2019 and 2018, the unrecognized tax benefits increased by $161 and decreased by $531, respectively. The increase in unrecognized tax benefits in the nine months ended December 31, 2019 was predominantly due to increase in liability related to the UK audit, settlement of a state tax matter, foreign currency movements and incremental interest accrued on existing uncertain tax positions.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries and is currently or has been historically subject to tax holiday. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At December 31, 2019, the Company had approximately $198,020 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(12) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. Geographic information is summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Customer revenue:
United States of America	$237,754	$213,542	$685,023	$623,224
United Kingdom	42,902	52,248	137,795	154,813
Rest of World	54,451	48,891	159,814	142,195
Consolidated revenue	$335,107	$314,681	$982,632	$920,232

	December 31,	March 31,
	2019	2019
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$224,670	$216,279
India	240,000	251,722
Rest of World	19,136	23,847
Consolidated long-lived assets, net	$483,806	$491,848

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Customer A	16.4%	18.0%	15.9%	17.7%

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

On October 15, 2019, the Company entered into Amendment No. 2 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and the lenders party thereto (the “Credit Agreement Amendment”), which amends the Company’s Amended and Restated Credit Agreement, dated as of February 6, 2018, with such parties (the “Credit Agreement”) to, among other things, increase the revolving commitments available to the Company under the Credit Agreement from $200,000 to $275,000,  reduce the interest rate margins applicable to term loans and revolving loans outstanding under the Credit Agreement from time to time and reduce the commitment fee payable by the Company to the lenders in respect of unused revolving commitments under the Credit Agreement. The Company executed the Credit Agreement Amendment to provide additional lending capacity which the Company could use to fund the completion of the Polaris delisting transaction, as well as to provide excess lending capacity in the event of future opportunistic, strategic, investment opportunities. The Credit Agreement Amendment contains customary terms for amendments of this type, including representations, warranties and covenants. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. For the fiscal year ending March 31, 2020, the Company is required to make principal payments of $2,891 per quarter. The term of the Credit Agreement is five years ending February 6, 2023. During the nine months ended December 31, 2019, the Company drew down $36,000 from the credit facility to fund the eTouch 18-month anniversary payment of $17,500 and to fund opportunistic, strategic, investment opportunities. At December 31, 2019, the interest rate on the term loan and line of credit was 3.99%.

At December 31, 2019, the Company was in compliance with its debt covenants and has provided a quarterly certification to its lenders to that effect. The Company believes that it currently meets all conditions set forth in the Credit Agreement to borrow thereunder and it is not aware of any conditions that would prevent it from borrowing part or all of the remaining available capacity under the existing revolving credit facility at December 31, 2019 and through the date of this filing.

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	December 31, 2019	March 31, 2019
Term loan- current maturities	15,898	12,500
Less: deferred financing costs, current	(1,301)	(1,093)
Total	$14,597	$11,407

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	December 31, 2019	March 31, 2019
Term loan	$228,359	$237,500
Borrowings under revolving credit facility	165,500	129,500
Less:
Current maturities	(15,898)	(12,500)
Deferred financing costs, long-term	(2,797)	(3,180)
Total	$375,164	$351,320

In July 2016 and November 2018, the Company entered into interest rate swap transactions to mitigate Company’s interest rate risk on Company’s variable rate debt (See Note 6).

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the nine months ended December 31, 2019, $21,311 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the nine months ended December 31, 2019. No amounts were due as of December 31, 2019, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(14) Noncontrolling interest

On March 3, 2016, the Company’s Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”), acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168,257 in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018, when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145,000, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India has, in compliance with SEBI Delisting Regulations, permitted the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price.

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

Further to the Polaris delisting, in order to acquire the remaining noncontrolling interest, the Company filed an application for approval and authorization to purchase the remaining outstanding Polaris shares held by the Polaris shareholders (“the Polaris Repurchase”) as well as final approval of the merger of Polaris with and into Virtusa India (“Merger”). On December 9, 2019, the Company received a Common Order (“Court Order”) to move forward with the Polaris Repurchase and certain conditional approvals for the Merger.

In connection with the Polaris Repurchase under the Court Order, on December 20, 2019, upon the Company filing the required documents, all the outstanding equity shares of Polaris held by public shareholders were deemed cancelled, but converted to the right to receive payment for these shares from the Company. Within 30 days from December 20, 2019, the Company is required to pay consideration of INR 480 per share for each cancelled share held by these former Polaris shareholders.

At December 20, 2019, the total amount payable by the Company to the remaining Polaris public shareholders was $13,564.  During the three months ended December 31, 2019, the Company paid $12,534 to the public shareholders. The remaining balance at December 31, 2019 of $1,030 is presented in accrued expense and other and in restricted cash in the consolidated balance sheet.

In connection with the Merger, the conditional approvals required were approved by the respective authorities on January 2, 2020 and the Merger is effective, with an effective date as of April 1, 2018.

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Investment securities
Beginning balance	$12	$(225)	$12	$69
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $0, $0, $0 and $(52)	—	(8)	—	(176)
Reclassifications from OCI to other income, net of tax of $0, $0, $0 and $12	—	271		125
Less: Noncontrolling interests, net of tax of $0, $(5), $0 and $7	—	(8)	—	12
Comprehensive income (loss) on investment securities, net of tax of $0, $(5), $0 and $(33)	—	255	—	(39)
Closing balance	$12	$30	$12	$30
Currency translation adjustments
Beginning balance	$(64,116)	$(57,318)	$(57,354)	$(41,207)
OCI before reclassifications	4,630	(2,477)	(2,106)	(20,201)
Less: Noncontrolling interests	(363)	(396)	(389)	1,217
Comprehensive income (loss) on currency translation adjustments	4,267	(2,873)	(2,495)	(18,984)
Closing balance	$(59,849)	$(60,191)	$(59,849)	$(60,191)
Cash flow hedges
Beginning balance	$(2,175)	$(5,179)	$39	$1,881
OCI before reclassifications net of tax of $(386), $1,608, $(666) and $(1,582)	(1,993)	5,014	(2,240)	(2,931)
Reclassifications from OCI to
—Revenue, net of tax of $0, $178, $7 and $586	—	332	11	1,087
—Costs of revenue, net of tax of $(188), $214, $(504) and $303	(639)	632	(1,847)	884
—Selling, general and administrative expenses, net of tax of $(77), $102, $(220) and $147	(260)	303	(800)	431
—Interest expenses, net of tax of $26, $(74), $(54) and $(188)	75	(214)	(155)	(543)
Less: Noncontrolling interests, net of tax of $0, $(23), $0 and $17	—	(44)	—	35
Comprehensive income (loss) on cash flow hedges, net of tax of $(625), $2,005, $(1,437) and $(717)	(2,817)	6,023	(5,031)	(1,037)
Closing balance	$(4,992)	$844	$(4,992)	$844
Benefit plans
Beginning balance	$(2,776)	$(1,511)	$(2,084)	$(1,424)
OCI before reclassifications net of tax of $0, $0, $0 and $348	—	3	(911)	(349)
Reclassifications from OCI for prior service credit (cost) to:
Other income (expense), net of tax of $0 for all periods	6	14	19	42
Reclassifications from net actuarial gain (loss) amortization to:
Other income (expense), net of tax of $0 for all periods	70	36	210	113
Other adjustments	3	20	76	171
(Less): Noncontrolling interests, net of tax $0 for all periods	(3)	—	(10)	9
Comprehensive income (loss) on benefit plans, net of tax of $0, $0, $0 and $348	76	73	(616)	(14)
Closing balance	(2,700)	$(1,438)	(2,700)	$(1,438)
Accumulated other comprehensive loss	$(67,529)	$(60,755)	$(67,529)	$(60,755)

(16) Treasury Stock

On August 5, 2019, the Company's board of directors authorized a share repurchase program of up to $30,000 of the Company's common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company. During the nine months ended December 31, 2019, the Company repurchased 505,565 shares of the Company’s common stock at a weighted average price of $36.93 per share for an aggregate purchase price of $18,680.

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

Recently, one of the Company’s larger clients made a demand for damages related to a project in which the Company was performing services.  The client alleges breaches of certain representations and warranties regarding the Company’s performance and is seeking indemnification for damages from those alleged breaches.  No litigation has been filed.  The Company believes that it has defenses against the claims described in the demand, and intends to zealously defend against those claims.  However, the Company cannot provide any assurance that the Company will prevail in the dispute or even partially prevail.  Further, if the Company is unsuccessful in any settlement discussions, the Company also cannot provide any assurance that the client will not use set off rights in the contract, even if the Company disputes the claims or amount of damages alleged.  In the event the Company does not fully prevail in this dispute, the Company may have to pay damages in amounts for which it may not have reserved or which may or may not be covered by the Company’s insurance policies; further, even if the damages are covered, depending on the outcome, the Company’s insurance may not cover or be adequate to pay the entire claim.  In addition, the Company cannot guarantee that the Company will not lose future business with such client as a result of such dispute.

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

Headquartered in Massachusetts, we have offices in the United States, Canada, the United Kingdom, the Netherlands, Germany, Switzerland, Sweden, Austria, the United Arab Emirates, Hong Kong, Japan, Qatar, Mexico, Australia and New Zealand, with global delivery centers in India, Sri Lanka, Hungary, Singapore and Malaysia, as well as multiple near shore delivery centers in the United States. At December 31, 2019, we had 22,267 employees, or team members.

Financial overview

In the three months ended December 31, 2019, our revenue increased by 6.5% to $335.1 million, compared to $314.7 million in the three months ended December 31, 2018. In the nine months ended December 31, 2019, our revenue increased by 6.8% to $982.6 million, compared to $920.2 million in the nine months ended December 31, 2018.

In the three months ended December 31, 2019, our income from operations increased by 57.7% to $30.4 million, compared to $19.3 million in the three months ended December 31, 2018. In the nine months ended December 31, 2019, our income from operations increased by 33.6% to $63.1 million, compared to $47.2 million in the nine months ended December 31, 2018.

In the three months ended December 31, 2019, net income available to Virtusa common stockholders increased by 1.3% to a net income of $11.6 million, as compared to $11.5 million in the three months ended December 31, 2018. Net income increased by 395.1% to a net income $22.4 million in the nine months ended December 31, 2019, compared to a net income of $4.5 million in the nine months ended December 31, 2018.

The increase in revenue for the three and nine months ended December 31, 2019, as compared to the three and nine months ended December 31, 2018, primarily resulted from:

●	Growth, led by several of our top ten clients, primarily in our communication and technology (“C&T”) industry group, including revenue from customer contracts acquired from third parties through asset acquisitions

●	Revenue growth in North America

partially offset by:

●	Decline in revenue from Europe, primarily driven by one of our large European banking clients

●	Decrease in revenue in our banking and financial services industry group

The key drivers of the increase in our net income for the three and nine months ended December 31, 2019, as compared to the three and nine months ended December 31, 2018, were as follows:

●	Higher revenue particularly in several of our top ten clients, primarily in our C&T industry group

●	Decrease in operating expense as a percentage of revenue, reflecting a larger revenue base and cost reduction initiatives

●	In the case of nine months ended December 31, 2019, substantial decrease in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar partially offset by:

●	Increase in interest expense related to an increase in our outstanding debt under our credit facility

●	In the case of three months ended December 31, 2019, substantial increase in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in tax expense due to improved results of operations

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2019 and 2018, 96% and 88%, respectively, of our revenue was derived from clients who had been using our services for more than one year, including clients acquired from eTouch Systems Corp. in March 2018. During the nine months ended December 31, 2019 and 2018, 97% and 89%, respectively, of our revenue was derived from clients who had been using our services for more than one year, including clients acquired from eTouch Systems Corp. in March 2018. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended December 31, 2019, our application outsourcing and consulting revenue represented 55% and 45%, respectively, of our total revenue as compared to 53% and 47%, respectively, for the three months ended December 31, 2018. For the nine months ended December 31, 2019, our application outsourcing and consulting revenue represented 56% and 44%, respectively, of our total revenue as compared to 53% and 47%, respectively, for the nine months ended December 31, 2018.

In the three months ended December 31, 2019, our North America revenue increased by 12.1%, or $27.1 million, to $251.2 million, or 75.0% of total revenue, from $224.1 million, or 71% of total revenue, in the three months ended December 31, 2018. In the nine months ended December 31, 2019, our North America revenue increased by 11.0%, or $71.9 million, to $724.0 million, or 73.7% of total revenue, from $652.1 million, or 71% of total revenue in the nine months ended December 31, 2018. The increase in North America revenue for the three and nine months ended December 31, 2019 was primarily due to the increase in revenue from clients in the C&T industry group, including customer contracts with certain existing customers acquired from third parties.

In the three months ended December 31, 2019, our European revenue decreased by 15.2%, or $9.9 million, to $55.2 million, or 16.5% of total revenue, from $65.0 million, or 21% of total revenue in the three months ended December 31, 2018. In the nine months ended December 31, 2019, our European revenue decreased by 8.8%, or $16.9 million, to $175.3 million, or 17.8% of total revenue, from $192.2 million, or 21% of total revenue in the nine months ended December 31, 2018. The decrease in European revenue for the three and nine months ended December 31, 2019 was primarily due to a decline in revenue from one of our large banking clients.

Our gross profit increased by $5.5 million to $98.7 million for the three months ended December 31, 2019, as compared to $93.2 million for the three months ended December 31, 2018. Our gross profit increased by $7.0 million to $272.9 million for the nine months ended December 31, 2019 as compared to $265.9 million in the nine months ended December 31, 2018. The increase in gross profit during the three and nine months ended December 31, 2019, as compared to the three and nine months ended December 31, 2018, was primarily due to higher revenue partially offset by higher onsite effort and subcontractor costs. As a percentage of revenue, gross margin was 29.4% and 29.6% in the three months ended December 31, 2019 and 2018, respectively. During the nine months ended December 31, 2019 and 2018, gross margin, as a percentage of revenue, was 27.8% and 28.9%, respectively. The decrease in gross margin during the three and nine months ended December 31, 2019 was primarily due to an increase in subcontractors cost, higher onsite effort, and lower utilization.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 43% and 40% of total revenue, and revenue from time-and-materials contracts represented 57% and 60% of total revenue for the three months ended December 31, 2019 and 2018, respectively. Revenue from fixed-price contracts represented 41% and 40% of total revenue and revenue from time-and-materials contracts represented 59% and

60% for the nine months ended December 31, 2019 and 2018, respectively. The revenue earned from fixed-price contracts in the three and nine months ended December 31, 2019 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2019, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition as part of our cost reduction initiatives, was approximately 25.7%. Our attrition rate at December 31, 2019 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended December 31, 2019 compared to the three months ended December 31, 2018

The following table presents an overview of our results of operations for the three months ended December 31, 2019 and 2018:

	Three Months Ended
	December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue	$335,107	$314,681	$20,426	6.5%
Costs of revenue	236,427	221,461	14,966	6.8%
Gross profit	98,680	93,220	5,460	5.9%
Operating expenses	68,270	73,935	(5,665)	(7.7)%
Income from operations	30,410	19,285	11,125	57.7%
Other income (expense)	(7,209)	3,912	(11,121)	(284.3)%
Income before income tax expense	23,201	23,197	4	0.0%
Income tax expense	10,363	10,400	(37)	(0.4)%
Net income	12,838	12,797	41	0.3%
Less: net income attributable to noncontrolling interests, net of tax	118	221	(103)	(46.6)%
Net income available to Virtusa stockholders	12,720	12,576	144	1.1%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	—%
Net income attributable to Virtusa common stockholders	$11,633	$11,489	$144	1.3%

Revenue

Revenue increased by 6.5%, or $20.4 million, from $314.7 million during the three months ended December 31, 2018 to $335.1 million in the three months ended December 31, 2019. The increase in revenue was primarily driven by an increase in revenue from several of our top ten clients, primarily in our C&T industry group, including $6.4 million of revenue from customer contracts acquired from third parties through asset acquisitions, partially offset by a decline in one of our large European banking clients and a decrease in our banking and financial services industry group. Revenue from North American clients in the three months ended December 31, 2019 increased by $27.1 million, or 12.1%, as compared to the three months ended December 31, 2018, particularly due to the increase in revenue from clients in the C&T industry group. Revenue from European clients decreased by $9.9 million, or 15.2%, as compared to the three months ended December 31, 2018, primarily due to decline in revenue from one of our large banking clients. We had 216 active clients at December 31, 2019 and 2018.

Cost of revenue

Costs of revenue increased from $221.5 million in the three months ended December 31, 2018 to $236.4 million in the three months ended December 31, 2019, an increase of $14.9 million, or 6.8%. The increase in cost of revenue was primarily due to an increase in subcontractor costs of $12.9 million and an increase in the number of IT professionals and related compensation and benefit costs of $2.8 million, partially offset by a decrease in travel expense of $1.1 million. At December 31, 2019, we had 20,075 IT professionals as compared to 19,266 at December 31, 2018. As a percentage of revenue, cost of revenue increased from 70.4% for the three months ended December 31, 2018 to 70.6% for three months ended December 31, 2019.

Gross profit

Our gross profit increased by $5.5 million, or 5.9%, to $98.7 million for the three months ended December 31, 2019, as compared to $93.2 million for the three months ended December 31, 2018, primarily due to higher revenue, partially offset by subcontractor costs and higher onsite effort. As a percentage of revenue, gross margin is 29.6% in the three months ended December 31, 2018 and 29.4% in the three months ended December 31, 2019. The decrease in gross margin during the three months ended December 31, 2019, was primarily driven by an increase in subcontractor costs, higher onsite effort, and lower utilization.

Operating expenses

Operating expenses decreased from $73.9 million in the three months ended December 31, 2018 to $68.3 million in the three months ended December 31, 2019, a decrease of $5.6 million, or 7.7%. The decrease in operating expenses was primarily due to a decrease in compensation related to non-IT professionals of $4.9 million, which reflects our cost reduction initiatives, a decrease in professional services of $1.8 million and a decrease in travel expense of $0.4 million, partially offset by an increase in facilities costs of $0.5 million and an increase in amortization of intangible assets of $0.6 million. As a percentage of revenue, our operating expenses decreased from 23.5% in the three months ended December 31, 2018 to 20.4% in the three months ended December 31, 2019.

Income from operations

Income from operations increased by 57.7%, from $19.3 million in the three months ended December 31, 2018 to $30.4 million in the three months ended December 31, 2019. As a percentage of revenue, income from operations increased from 6.1% in the three months ended December 31, 2018 to 9.1% in the three months ended December 31, 2019, primarily due to a decrease in operating expenses as a percentage of revenue.

Other income (expense)

Other expense increased by $11.1 million, from an income of $3.9 million in the three months ended December 31, 2018 to an expense of $7.2 million in the three months ended December 31, 2019, primarily due to net increase in foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Income tax expense

Income tax expense in the three months ended December 31, 2019 remains unchanged compared to $10.4 million in the three months ended December 31, 2018. Our effective tax rate decreased from 44.8% for the three months ended December 31, 2018 to 44.7% for the three months ended December 31, 2019. The decrease in the effective tax rate for the three months ended December 31, 2019, was primarily due to a Base Erosion Alternative Tax (“BEAT”) expense offset by certain discrete benefits during the three months ended December 31, 2019.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended December 31, 2019 and 2018, we recorded a noncontrolling interest of $0.1 million and $0.2 million, respectively, representing a 1.71% and 3.46%, respectively, share of profits of Polaris held by parties other than Virtusa.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders increased by $0.1 million or 1.1%, from $12.6 million in the three months ended December 31, 2018 to $12.7 million in the three months ended December 31, 2019. The increase in net income in the three months ended December 31, 2019 was primarily due to an increase in income from operations offset by an increase in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended December 31, 2019 and 2018.

Net income available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by $0.1 million or 1.3%, from $11.5 million in the three months ended December 31, 2018 to $11.6 million in the three months ended December 31, 2019. The increase in net income in the three months ended December 31, 2019 was primarily due to an increase in income from operations offset by an increase in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar.

Nine months ended December 31, 2019 compared to the nine months ended December 31, 2018

The following table presents an overview of our results of operations for the nine months ended December 31, 2019 and 2018:

	Nine Months Ended
	December 31,
	2019	2018	$ Change	% Change
	(Dollars in thousands)
Revenue	$982,632	$920,232	$62,400	6.8%
Costs of revenue	709,746	654,288	55,458	8.5%
Gross profit	272,886	265,944	6,942	2.6%
Operating expenses	209,813	218,716	(8,903)	(4.1)%
Income from operations	63,073	47,228	15,845	33.6%
Other expense	(17,035)	(22,173)	5,138	(23.2)%
Income before income tax expense	46,038	25,055	20,983	83.7%
Income tax expense	19,932	15,863	4,069	25.7%
Net income	26,106	9,192	16,914	184.0%
Less: net income attributable to noncontrolling interests	450	1,407	(957)	(68.0)%
Net income available to Virtusa stockholders	25,656	7,785	17,871	229.6%
Less: Series A Convertible Preferred Stock dividends and accretion	3,262	3,262	—%
Net income attributable to Virtusa common stockholders	$22,394	$4,523	$17,871	395.1%

Revenue

Revenue increased by 6.8%, or $62.4 million, from $920.2 million during the nine months ended December 31, 2018 to $982.6 million in the nine months ended December 31, 2019. The increase in revenue was primarily driven by an increase in revenue from several of our top ten clients, primarily in our C&T industry group, including $21.8 million of revenue from customer contracts acquired from third parties through asset acquisitions, partially offset by a decline in one of our large European banking clients and a decrease in our banking and financial services and media information and other industry groups. Revenue from North American clients in the nine months ended December 31, 2019 increased by $71.9 million, or 11.0%, as compared to the nine months ended December 31, 2018, particularly due to the increase in revenue from clients in the C&T industry group. Revenue from European clients decreased by $16.9 million, or 8.8%, as compared to the nine months ended December 31, 2018, primarily due to a decline in revenue from one of our large banking clients. We had 216 active clients at December 31, 2019 and 2018.

Cost of revenue

Costs of revenue increased from $654.3 million in the nine months ended December 31, 2018 to $709.7 million in the nine months ended December 31, 2019, an increase of $55.5 million, or 8.5%. The increase in cost of revenue was primarily due to an increase in subcontractor costs of $41.0 million and an increase in the number of IT professionals and related compensation and benefit costs of $19.5 million, partially offset by a decrease in travel expense of $5.4 million. At December 31, 2019, we had 20,075 IT professionals as compared to 19,266 at December 31, 2018. As a percentage of revenue, cost of revenue increased from 71.1% for the nine months ended December 31, 2018 to 72.2% for the nine months ended December 31, 2019.

Gross profit

Our gross profit increased by $7.0 million, or 2.6%, to $272.9 million for the nine months ended December 31, 2019, as compared to $265.9 million for the nine months ended December 31, 2018, primarily due to higher revenue, partially offset by increase in subcontractor costs and higher onsite effort. As a percentage of revenue, gross margin decreased from 28.9% in the nine months ended December 31, 2018 to 27.8% in the nine months ended December 31, 2019. The decrease in the gross margin in the nine months ended December 31, 2019, was primarily driven by an increase in subcontractor costs, higher onsite effort, and lower utilization partially offset by depreciation of the Indian rupee against the U.S. dollar.

Operating expenses

Operating expenses decreased from $218.7 million in the nine months ended December 31, 2018 to $209.8 million in the nine months ended December 31, 2019, a decrease of $8.9 million, or 4.1%. The decrease in operating expenses was primarily due to a decrease in compensation related to non-IT professionals of $13.2 million, which reflects our cost reduction initiatives and a decrease in travel expense of $2.2 million, partially offset by an increase of $3.9 million in facilities costs, an increase in amortization of intangible assets of $1.5 million and an increase in professional services of $0.5 million. As a percentage of revenue, our operating expenses decreased from 23.8% in the nine months ended December 31, 2018 to 21.4% in the nine months ended December 31, 2019.

Income from operations

Income from operations increased by 33.6%, from $47.2 million in the nine months ended December 31, 2018 to $63.1 million in the nine months ended December 31, 2019. As a percentage of revenue, income from operations increased from 5.1% in the nine months ended December 31, 2018 to 6.4% in the nine months ended December 31, 2019, primarily due to a decrease in operating expenses as a percentage of revenue.

Other expense

Other expense decreased by $5.2 million, from $22.2 million in the nine months ended December 31, 2018 to $17.0 million in the nine months ended December 31, 2019, primarily due to a net decrease in foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by an increase in interest expense related to our term loan.

Income tax expense

Income tax expense increased by $4.0 million, from $15.9 million in the nine months ended December 31, 2018 to $19.9 million in the nine months ended December 31, 2019. Our effective tax rate decreased from 63.3% for the nine months ended December 31, 2018 to 43.3% for the nine months ended December 31, 2019. The increase in tax expense for the nine months ended December 31, 2019, was primarily due to improved results of operations, an increase in BEAT expense offset by a decrease in tax expense related to disregarded entities during the nine months ended December 31, 2019. The decrease in the effective tax rate in the nine months ended December 31, 2019 is primarily due to improved results of operations offset by a decrease in tax expense related to disregarded entities.

Noncontrolling interests

In connection with the Polaris Consulting & Services Limited (“Polaris”) acquisition, for the nine months ended December 31, 2019 and 2018, we recorded a noncontrolling interest of $0.5 million and $1.4 million, respectively, representing a 2.3% and 5.6%, respectively, share of profits of Polaris held by parties other than Virtusa.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders increased by 229.6%, from $7.8 million in the nine months ended December 31, 2018 to a net income of $25.7 million in the nine months ended December 31, 2019. The increase in net income in the nine months ended December 31, 2019 was primarily due to an increase in income from operations and a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar partially offset by an increase in income tax expense.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $3.3 million at a rate of 3.875% per annum during the nine months ended December 31, 2019 and 2018.

Net income available to Virtusa common stockholder

Net income available to Virtusa common stockholders increased by 395.1%, from $4.5 million in the nine months ended December 31, 2018 to $22.4 million in the nine months ended December 31, 2019. The increase in net income in the nine months ended December 31, 2019 was primarily due to an increase in income from operations and a decrease in net foreign currency transaction losses related to the revaluation of a $300 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar partially offset by an increase in income tax expense.

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

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	At December 31,	At March 31,
	2019	2019
Cash and cash equivalents	$217,387	$189,676
Short-term investments	20,058	33,138
Long-term investments	10	322
Total cash and cash equivalents, short-term and long-term investments	$237,455	$223,136

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

●	We present consolidated statements of income measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing costs, the tax impact of dividends received from foreign subsidiaries, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and the impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”) to provide further insights into the comparison of our operating results among periods.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure for the three and nine months ended December 30:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
			in thousands, except per share amounts)

GAAP income from operations	$30,410	$19,285	$63,073	$47,228
Add: Stock-based compensation expense	5,775	7,042	18,285	24,104
Add: Acquisition-related charges and restructuring charges (1)	4,345	6,378	12,741	17,872
Non-GAAP income from operations	$40,530	$32,705	$94,099	$89,204
GAAP operating margin	9.1%	6.1%	6.4%	5.1%
Effect of above adjustments to income from operations	3.0%	4.3%	3.2%	4.6%
Non‑GAAP operating margin	12.1%	10.4%	9.6%	9.7%
GAAP net income available to Virtusa common stockholders	$11,633	$11,489	$22,394	$4,523
Add: Stock-based compensation expense	5,775	7,042	18,285	24,104
Add: Acquisition-related charges and restructuring charges (1)	4,345	6,852	13,008	19,279
Add: Impairment of investment (9)	184	885	184	885
Add: Foreign currency transaction gains (losses) (2)	3,065	(8,319)	5,300	11,794
Add: Impact from the Tax Act (8)	—	(1,628)	—	(1,628)
Tax adjustments (3)	161	3,370	(4,153)	(6,573)
Less: Noncontrolling interest, net of taxes (4)	(16)	(103)	(44)	76
Non-GAAP net income available to Virtusa common stockholders	$25,147	$19,588	$54,974	$52,460
GAAP diluted earnings per share (6)	$0.38	$0.37	$0.73	$0.15
Effect of stock-based compensation expense (7)	0.17	0.21	0.54	0.72
Effect of acquisition-related charges and restructuring charges (1) (7)	0.13	0.20	0.38	0.57
Effect of impairment of investment (9) (7)	0.01	0.03	—	0.03
Effect of foreign currency transaction gains (losses) (2) (7)	0.09	(0.25)	0.16	0.35
Effect of impact from the Tax Act (7) (8)	—	(0.05)	—	(0.05)
Tax adjustments (3) (7)	—	0.10	(0.12)	(0.20)
Effect of dividend on Series A Convertible Preferred Stock (6) (7)	—	—	0.10	0.10
Effect of change in dilutive shares for non-GAAP (6)	—	—	(0.06)	(0.01)
Non-GAAP diluted earnings per share (5) (7)	$0.78	$0.61	$1.73	$1.66
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Amortization of intangible assets	$3,496	$2,860	$10,157	$8,629
Acquisition and integration costs	849	3,518	2,584	9,243
Acquisition-related charges included in costs of revenue and operating expense	4,345	6,378	12,741	17,872
Accreted interest related to deferred acquisition payments	—	474	267	1,407
Total acquisition-related charges and restructuring charges	$4,345	$6,852	$13,008	$19,279

(2)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(3)	Tax adjustments reflect the tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods, excluding the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and for fiscal year 2020, excluding BEAT tax impact in contemplation of a reorganization of our Indian legal entities. Tax adjustments also assumes application of foreign tax credit benefits in the United States.

(4)	Noncontrolling interest represents the minority shareholders interest of Polaris.

(5)	Non-GAAP diluted earnings per share is subject to rounding.

(6)	During the three months ended December 31, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were included in the calculations of GAAP diluted earnings per share as their effect was dilutive using the if-converted method. During the nine months ended December 31, 2019 and 2018, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using the if-converted method to calculate the non-GAAP diluted earnings per share for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Non-GAAP net income available to Virtusa common stockholders	$25,147	$19,588	$54,974	$52,460
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,087	1,087	3,262	3,262
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$26,234	$20,675	$58,236	$55,722
GAAP dilutive weighted average shares outstanding	33,458,231	33,661,728	30,700,269	30,598,114
Add: Incremental dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	—	—	—
Add: Incremental effect of Series A Convertible Preferred Stock as converted	—	—	3,000,000	3,000,000
Non-GAAP dilutive weighted average shares outstanding	33,458,231	33,661,728	33,700,269	33,598,114

(7)	To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.
(8)	Impact from the U.S. government enacted comprehensive tax legislation (“Tax Act”).

(9)	Other-than-temporary impairment of available-for-sale securities recognized in earnings.

Liquidity and capital resources

We have financed our operations primarily from sales of shares of common stock, cash from operations, debt financing and from sales of shares of Series A Convertible Preferred Stock. Our ability to expand and grow our business to execute our strategic objectives will depend on many factors, including our willingness to make opportunistic acquisitions, strategic investments and partnerships.  To the extent that existing cash from operations is insufficient for fund these activities, we may raise additional funds through debt or equity financing.  We cannot be certain that additional financing, if required, will be available on favorable terms or at all.  We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements including capital expenditures, working capital requirements, potential acquisitions, strategic investments and other liquidity requirements through at least the next 12 months.

We do not believe the deemed repatriation tax on accumulated foreign earnings related to the Tax Act will have a significant impact on our cash flows in any individual fiscal year.

On October 15, 2019, we entered into Amendment No. 2 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and the lenders party thereto (the “Credit Agreement Amendment”), which amends the Company’s Amended and Restated Credit Agreement, dated as of February 6, 2018, with such parties (the “Credit Agreement”) to, among other things, increase the revolving commitments available to us under the Credit Agreement from $200.0 million to $275.0 million, reduce the interest rate margins applicable to term loans and revolving loans outstanding under the Credit Agreement from time to time and reduce the commitment fee payable by us to the lenders in respect of unused revolving commitments under the Credit Agreement. We executed the Credit Agreement Amendment to provide additional lending capacity which we could use to fund the completion of the Polaris delisting transaction, as well as to provide excess lending capacity in the event of future opportunistic, strategic, investment opportunities. The Credit Agreement Amendment contains customary terms for amendments of this type, including representations, warranties and covenants. Interest under this new credit facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. For the fiscal year ending March 31, 2020, the Company is required to make principal payments of $2.9 million per quarter. The term of the Credit Agreement is five years ending February 6, 2023. During the nine months ended December 31, 2019, the Company drew down $36.0 million from the credit facility to fund the eTouch 18-month anniversary payment of $17.5 million and to fund opportunistic, strategic, investment opportunities. As of December 31, 2019, the outstanding amount under the Credit Agreement was $393.9 million. At December 31, 2019, the interest rate on the term loan and line of credit was 3.99%.

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

At December 31, 2019, the Company was in compliance with its debt covenants and has provided a quarterly certification to our lenders to that effect. We believe that we currently meet all conditions set forth in the Credit Agreement to borrow thereunder and we are not aware of any conditions that would prevent us from borrowing part or all of the remaining available capacity under the existing revolving credit facility at December 31, 2019 and through the date of this filing.

On August 5, 2019, our board of directors authorized a share repurchase program of up to $30 million of our common stock over 12 months from the approval date, subject to certain price and other trading restrictions as established by the Company. During the nine months ended December 31, 2019, we repurchased 505,565 shares of the Company’s common stock at a weighted average price of $36.93 per share for an aggregate purchase price of $18.7 million.

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

On March 3, 2016, our Indian subsidiary, Virtusa Consulting Services Private Limited (“Virtusa India”) acquired approximately 51.7% of the fully diluted shares of Polaris Consulting & Services Limited (“Polaris”) for approximately $168.3 million in cash (the “Polaris Transaction”) pursuant to a share purchase agreement dated as of November 5, 2015, by and among Virtusa India, Polaris and the promoter sellers named therein. Through a series of transactions and in compliance with the applicable Indian rules on takeovers and SEBI Delisting Regulations, Virtusa increased its ownership interest in Polaris from 51.7% to 93.0% by February 12, 2018 when Virtusa consummated its Polaris delisting offer with respect to the public shareholders of Polaris. The delisting offer resulted in an accepted exit price of INR 480 per share (“Exit Price”), for an aggregate consideration of approximately $145.0 million, exclusive of transaction and closing costs. On July 11, 2018, the stock exchanges on which Polaris common shares are listed notified Polaris that trading in equity shares of Polaris would be discontinued and delisted effective on August 1, 2018. For a period of one year following the date of delisting, Virtusa India has, in compliance with SEBI Delisting Regulations, permitted the public shareholders of Polaris to tender their shares for sale to Virtusa India at the Exit Price. In connection with the Polaris delisting offer, during the six months ended September 30, 2019 Virtusa India purchased 1,263,117 shares, or 1.2%, of Polaris common stock from Polaris public shareholders for an aggregate purchase price of approximately $8.7 million.

Further to the Polaris delisting, in order to acquire the remaining noncontrolling interest, the Company filed an application for approval and authorization to purchase the remaining outstanding Polaris shares held by the Polaris shareholders (“the Polaris Repurchase”) as well as final approval of the merger of Polaris with and into Virtusa India (“Merger”). On December 9, 2019, the Company received a Common Order (“Court Order”) to move forward with the Polaris Repurchase and certain conditional approvals for the Merger.

In connection with the Polaris Repurchase under the Court Order, on December 20, 2019, upon the Company filing the required documents, all the outstanding equity shares of Polaris held by public shareholders were deemed cancelled, but converted to the right to receive payment for these shares. Within 30 days from December 20, 2019, the Company is required to pay consideration of INR 480 per share for each cancelled share held by these former Polaris shareholders. At December 20, 2019, the total amount payable to the remaining Polaris public shareholders was $13.6 million.  During the three months ended December 31, 2019, the Company paid $12.5 million to the public shareholders.

In connection with the Merger, the conditional approvals required were approved by the respective authorities on January 2, 2020 and the Merger is effective as of that date.

In connection with, and as part of the Polaris acquisition, on November 5, 2015, we entered into an amendment with Citigroup Technology, Inc. (“Citi”) and Polaris, which became effective upon the closing of the Polaris Transaction, pursuant to which Virtusa was added as a party to the master services agreement with Citi and Citi agreed to appoint the Company and Polaris as a preferred vendor.

On December 31, 2019, in connection with a request for proposal (“RFP”) and vendor consolidation process conducted by Citi, and as part of the Company being one of the vendors selected to continue preferred vendor status at Citi and have the opportunity to compete for additional vendor consolidation work, the Company and Citi entered into Amendment No. 5 to the Master Professional Services Agreement, by and between the Company and Citi, dated as of July 1, 2015, as amended (the “Amendment”). Pursuant to the Amendment, (i) Citi agreed to maintain the Company as a preferred vendor under the Resource Management Organization (“RMO”) for the provision of IT services to Citi on an enterprise wide basis, (ii) the Company agreed to provide certain savings to Citi for the period from April 1, 2020 to December 31, 2020 (“Savings Period”), which savings can be achieved through productivity and efficiency measures and associated reduced spend; provided that if these productivity and efficiency measures do not achieve the projected savings amounts, the Company is required to provide certain discounts to Citi for the Savings Period to achieve the savings commitments; and (iii) to the extent that Citi awards the Company additional or new work in addition to the services covered by the RFP, the Company agreed to provide Citi with a certain percentage of savings (whether achieved through productivity measures, efficiencies, discounts or otherwise) as a condition to performing such services.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, we will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the nine months ended December 31, 2019, the Company paid $3.1 million as a cash dividend on its Series A Convertible Preferred Stock.

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

The counterparties to the interest rate swap agreements could demand an early termination of the June 2016 and November 2018 swap agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2018, of not more than 3.50 to 1.00 for periods ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods ending prior to September 30, 2020, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of December 31, 2019, we were in compliance with these covenants. The net unrealized loss associated with interest rate swap Agreement was $5.5 million as of December 31, 2019, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

At December 31, 2019, we had approximately $237.5 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $198.0 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. We do not currently plan to repatriate this cash to the United States. However, if our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash would be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have tight restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to our clients. As of December 31, 2019, the total unamortized upfront payments related to these services were $34.4 million and are expected to be amortized as a reduction to revenue over a benefit period of 5 years.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2019, we sold $21.3 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the nine months ended December 31, 2019. No amounts were due under the financing agreement at December 31, 2019, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

During the three months ended March 31, 2019, we have recorded an impairment loss of $4.0 million relating to the reclassification of land acquired in the Polaris acquisition to held for sale. The decision to sell this land was made during the three months ended March 31, 2019 as part of our annual planning process where we evaluated strategic alternatives to maximize return on our cash and assets. As part of the assessment process, we considered projected headcount growth in this region, as well as ongoing compliance costs associated with holding the land, and concluded that our cash, including cash from the sale of this asset, would generate a higher return elsewhere. The reclassification to held for sale triggered a reduction in value to $8.7 million, which represents the lower of net book value and market value at December 31, 2019.  We are actively marketing this land for sale and expect to complete a transaction over the next 12 months.

On February 28, 2019, the Supreme Court of India issued a ruling interpreting certain statutory defined contribution obligations of employees and employers, which altered historical understandings of such obligations, extending them to cover additional portions of employee income. As a result, contributions by our employees and the Company will increase in future periods. There is uncertainty as to whether the Indian government will apply the Supreme Court's ruling on a retroactive basis and if so, how this liability should be calculated as it is impacted by multiple variables, including the period of assessment, the application with respect to certain current and former employees and whether interest and penalties may be assessed. As such, the ultimate amount of our obligation is difficult to quantify. If the Indian Government were to apply the Supreme Court ruling retroactively, without assessing interest and penalties, the impact would be a charge of approximately $7.5 million to our income from operations and cash flows.

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	December 31,
	2019	2018
	(In thousands)
Net cash provided by operating activities	$74,454	$69,822
Net cash used in investing activities	(24,927)	(22,047)
Net cash used in financing activities	(20,275)	(18,307)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(131)	(13,530)
Net increase in cash and cash equivalents and restricted cash	29,121	15,938
Cash, cash equivalents and restricted cash, beginning of year	190,113	195,236
Cash, cash equivalents and restricted cash, end of period	$219,234	$211,174

Operating activities

Net cash provided by operating activities increased in the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, primarily due to increase in the net income adjusted for non-cash expenses and an increase in the working capital during the nine months ended December 31, 2019.

Investing activities

Net cash used in investing activities increased in the nine months ended December 31, 2019 compared to nine months ended December 31, 2018. The increase in net cash used in investing activities was primarily due to payments for asset acquisitions and a payment for deferred consideration related to the acquisition of eTouch made during the nine months ended December 31, 2019, partially offset by the decrease in the purchase of property and equipment and a net decrease in the purchase of investments.

Financing activities

Net cash used in financing activities increased in the nine months ended December 31, 2019 compared to nine months ended December 31, 2018. The increase in net cash used in financing activities during the nine months ended December 31, 2019 was primarily due to repurchase of common stock partially offset by to a decrease in payment of redeemable noncontrolling interest, a decrease in payment of withholding taxes related to restricted stock and an increase in proceeds from debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A of the Annual Report. There have been no material changes in the nine months ended December 31, 2019 to such risks or to our management of such risks except for the additional factors noted below.

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

We have an 18 month rolling hedge program comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. This program is designed to mitigate the impact of volatility in the U.S. dollar equivalent of our Indian rupee denominated expenses. While these hedges are achieving the designed objective, upon consolidation they may cause volatility in revenue. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at December 31, 2019 was $133.0 million. There is no assurance that the hedging program or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

The GBP, the euro, the Canadian dollar and the Australian dollar exchange fluctuations can have an unpredictable impact on our GBP and the euro revenues generated and costs incurred. In response to this volatility, we have an economic hedge program under which we have entered into hedging transactions designed to hedge our forecasted revenue and expenses denominated in the GBP, the euro, the Canadian dollar and the Australian dollar. These derivative contracts have maximum duration of 92 days and do not meet the criteria for hedge accounting. Such hedges may not be effective in mitigating this currency volatility. These hedges are designed to reduce the negative impact of a weaker GBP, euro, Canadian dollar and Australian dollar, however they also reduce the positive impact of a stronger GBP or the euro on the respective revenues.

Interest Rate Risk

Interest under our credit facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or an agreed upon replacement reference rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement for our credit facility includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At December 31, 2019, the interest rate on the term loan and line of credit was 3.99%. At December 31, 2019, the outstanding amount under the Credit Agreement was $393.9 million.

At December 31, 2019, we had $237.5 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of money market mutual funds and preference shares. Our investments are classified as either equity or available-for-sale debt securities. These investments are recorded at fair value. Our investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Recently, one of our larger clients made a demand for damages related to a project in which we were performing services.  The client alleges breaches of certain representations and warranties regarding our performance and is seeking indemnification for damages from those alleged breaches.  No litigation has been filed.  We believe that we have defenses against the claims described in the demand, and intend to zealously defend against those claims.  However, we cannot provide any assurance that we will prevail in the dispute or even partially prevail. Further, if we are unsuccessful in any settlement discussions, we also cannot provide any assurance that the client will not use set off rights in our contract, even if we dispute the claims or amount of damages alleged.   In the event we do not fully prevail in this dispute, we may have to pay damages in amounts for which we may not have reserved or which may or may not be covered by our insurance policies; further, even if the damages are covered, depending on the outcome, our insurance may not cover or be adequate to pay the entire claim.  In addition, we cannot guarantee that we will not lose future business with such client as a result of such dispute.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended December 31, 2019, we withheld an aggregate of 2,803 shares of restricted stock at a weighted average price of $44.70 per share.

On August 5, 2019, our board of directors authorized a share repurchase program of up to $30 million of shares of our common stock on or prior to August 5, 2020. There were no stock repurchase under this program for the three months ended December 31, 2019.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*+	Amendment #5 to Master Professional Services Agreement, dated December 31, 2019 by and between Virtusa Corporation and Citigroup Technology, Inc.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101. INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

+ Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit.

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

Virtusa Corporation

Date: February 6, 2020	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 6, 2020	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)