Form 10-K/A
period 2020-03-31
VIRTUSA CORP
filed 2020-07-29
CIK 1207074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the issuer’s classes of common stock as of July 15, 2020:

Class	Number of Shares
Common Stock, par value $0.01 per share	30,246,972

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10–K for the year ended March 31, 2020 of Virtusa Corporation (the “Company,” “Virtusa,” “we,” “us” or “our”), filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2020 (the “Original Form 10–K”). The purpose of this Amendment is solely to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such proxy statement is filed no later than 120 days after March 31, 2020. At this time, we are filing this Amendment to include Part III information in our Annual Report on Form 10-K because we do not intend to file a definitive proxy statement within 120 days of March 31, 2020.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth the name, age and position of each of the Company’s executive officers and directors.

Name	Age	Position
Kris Canekeratne	54	Class III Director, Chairman of the Board of Directors and Chief Executive Officer
Ranjan Kalia	59	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Samir Dhir	49	President and Head of Americas
Thomas R. Holler	57	Executive Vice President and Chief Strategy Officer
Keith Modder	56	Executive Vice President, Chief Operating Officer and Managing Director, EMEA
Sundararajan Narayanan	45	Executive Vice President and Chief People Officer
Izhar Armony	56	Class II Director
Rowland T. Moriarty	73	Class II Director
William K. O’Brien	75	Class I Director
Al-Noor Ramji	66	Class I Director
Barry R. Nearhos	62	Class III Director
Joseph G. Doody	67	Class I Director
Vikram S. Pandit	63	Series A Director (1)
Deborah C. Hopkins	65	Class II Director
Abidali Neemuchwala	52	Class III Director

(1) Mr. Pandit is a Series A Director under the terms of the Investment Agreement dated as of May 3, 2017 by and between the Company and Orogen Viper LLC ("Orogen") and pursuant to the terms of the Series A Convertible Preferred Stock issued to Orogen in connection with their purchase of 108,000 shares of Series A Convertible Preferred Stock for an aggregate consideration of $108 million which closed on May 3, 2017.

Kris Canekeratne, one of our co-founders, has served as chairman of our board of directors from our inception and chief executive officer from 1996 to 1997 and from 2000 to the present. In 1997, Mr. Canekeratne co-founded eDocs, Inc., a provider of electronic account management and customer care, later acquired by Oracle Corporation. In 1989, Mr. Canekeratne was one of the founding team members of INSCI Corporation, a supplier of digital document repositories and integrated output management products and services and served as its senior vice president from 1992 to 1996. Mr. Canekeratne obtained his B.S. in Computer Science from Syracuse University. As a co-founder and chief executive officer, Mr. Canekeratne provides a critical contribution to our board of directors, reflecting his detailed knowledge of the Company, our employees, our client base, our prospects, the global IT industry and our competitors.

Ranjan Kalia has served as our executive vice president, chief financial officer, treasurer and secretary since October 2012. Prior to his promotion, Mr. Kalia served as our senior vice president, chief financial officer, treasurer and secretary since October 2008 and senior vice president, finance since he joined us in April 2008. Prior to joining us, from 2000 to December 2007, Mr. Kalia served as Vice President, Finance Emerging Markets and International Development and Chief Financial Officer—Asia Pacific for EMC Corporation. Mr. Kalia received a M.B.A. from Nichols College and an undergraduate degree from Delhi University, India.

Samir Dhir has served as our president and Head of Americas since April 2019. Prior to this appointment, he served as president since August 2017 and as president of our Banking and Financial Services since November 2016. He also has previously served as our executive vice president, chief delivery officer and head of India operations since May 2013, senior vice president, global delivery head and head of India operations since February 2010 and as an executive officer since April 1, 2011. Prior to joining us, Mr. Dhir worked for Wipro Technologies where he managed a delivery organization with over 5,000 IT professionals focused on the technology, media and transportation industries. Mr. Dhir also led Wipro's SAP Practice and managed services business. Prior to his time at Wipro, Mr. Dhir held leadership positions with Avaya Inc. and Lucent Technologies in the United Kingdom. Mr. Dhir received his M.B.A. from the Warwick Business School, UK and holds a B. Tech from the Indian Institute of Technology Roorkee.

Thomas R. Holler has served as our executive vice president and chief strategy officer since May 2011 and, prior to his promotion, served as our executive vice president, chief operating officer since October 2008. He has also previously served as our executive vice president, finance, chief financial officer, treasurer and secretary since 2001. Before joining us, from 1996 to 2001, Mr. Holler was chief financial officer and vice president of finance at Cerulean Technology, Inc., a global supplier of wireless mobile applications and services, which was later acquired by Aether Systems Inc. Mr. Holler earned his B.S. in Business Administration from Wayne State University and his M.B.A. from Northeastern University.

Keith Modder has served as our executive vice president, chief operating officer and & managing director, Europe, Middle East and AsiaPac (“EMEA”) since April 2019. Prior to his promotion, served as executive vice president and chief operating officer since May 2011 and president, Asia and executive vice president, global services since October 2008. He also has previously served as our executive vice president and managing director, Asian operations since 2001. Mr. Modder also was a member of our board of directors from April 2004 to October 2004. Prior to joining us, Mr. Modder worked for the John Keells Group where he held managing director positions for two IT solutions companies in the John Keells Group. Mr. Modder is a member of the board of directors of the Lanka Software Foundation and Commercial Bank, a large private bank in Sri Lanka and in Bangladesh, and has been a member of the ICT Advisory Committee of the Sri Lanka Export Development Board.

Sundararajan (Sundar) Narayanan has served as our executive vice president, chief people officer since August 2016 and prior to that as chief people officer, global head of human resources. He also previously served as senior vice president and global head of human resources, of Virtusa, senior director of U.S. and Europe Human Resources, and director of Human Resources for Europe since June 2010. Before joining us, from 1996 to 2010, Mr. Narayanan was vice president at Polaris Software Lab Limited and held various global senior leadership positions, spanning compensation & benefits, training, leadership development, employee relationship management, recruitment and business human resources facilitation. Mr. Narayanan has over 20 years of experience in human resources and related disciplines within the information technology industry. Mr. Narayanan holds a Bachelor's degree in Computer Science from Madras University with global certifications in Human Resources.

Izhar Armony has served as a member of our board of directors since April 2004. Mr. Armony has been a managing general partner at Charles River Ventures, a venture capital investment firm, since 1997. Prior to joining Charles River Ventures, Mr. Armony was with Onyx Interactive, an interactive training company based in Tel Aviv where he served as vice president of marketing and business development. Mr. Armony also served as an officer in the Israeli Army. Mr. Armony received an M.B.A. from the Wharton School of Business and an M.A. in International Studies from the University of Pennsylvania. Mr. Armony brings to the board of directors his extensive experience in the technology industry, through both company operations and venture capital investment, which makes him particularly well-suited to help the board address the specific types of challenges commonly faced by technology companies.

Rowland T. Moriarty has served as a member of our board of directors since July 2006. Mr. Moriarty is currently chairman of the board of directors of CRA International, Inc., a worldwide economic and business consulting firm. Mr. Moriarty also serves as a member of the board of directors of WEX Inc. (formerly Wright Express Corporation). Mr. Moriarty has been the president and chief executive officer of Cubex Corporation, a privately-held consulting company, since 1981. From 1981 to 1992, Mr. Moriarty was Professor of Business Administration at Harvard Business School. He received a D.B.A. from Harvard University, an M.B.A. from the Wharton School of Business and a B.A. from Rutgers University. Mr. Moriarty brings to the board of directors a thorough understanding of our business, as well as his extensive experience regarding the operation and management of complex global organizations.

William K. O’Brien has served as a director since November 2008. Mr. O’Brien served as executive chairman at Enterasys Networks (“Enterasys”), a public technology company, from 2003 until his retirement in 2006. He served as chief executive officer of Enterasys from April 2002 until March 2004 and as a member of the board of directors of Enterasys from 2002 to 2006. Prior to Enterasys, Mr. O’Brien worked for over thirty-three years at PricewaterhouseCoopers, where he served in a number of roles including chief operating officer of the former Coopers & Lybrand, with responsibility for the audit, tax, and financial advisory components of the U.S. business; managing partner for the Boston office; and a global managing partner of PricewaterhouseCoopers. He currently serves on the board of directors of Mercury Systems, Inc., a leading commercial provider of secure processing subsystems for a wide variety of critical defense and intelligence programs. He has previously served on other public company boards. He is a graduate of Bentley University. Mr. O’Brien brings to the board of directors his extensive financial and accounting expertise, as well as his strong leadership and management background.

Al-Noor Ramji has served as a director since February 2011. Mr. Ramji is currently the group chief digital officer of Prudential plc since January 2016. Prior to joining Prudential plc, Mr. Ramji was chief strategy officer of Calypso Technology, Inc., a global application software provider that sells an integrated suite of trading and risk applications to the capital markets function within banks and other financial institutions, a position he has held since March 2014. From April 2010 to June 2013, Mr. Ramji was the executive vice president and general manager, Misys Banking, at Misys PLC, a mid-size software company that serves the financial services industry. From May 2004 to March 2010, Mr. Ramji served in various executive roles at British Telecom, most recently as chief executive officer for BT Innovate and Design, and chief information officer and chief technology officer of BT Group Plc. Prior to British Telecom, Mr. Ramji was executive vice president, chief information officer and chief e-commerce officer for Qwest Communications. Mr. Ramji has also served as chief information officer at UBS (then called SBC) and, prior to UBS, as global head of operations at Credit Suisse First Boston. Mr. Ramji is a Chartered Financial Analyst and holds a BSc in Electronics from the University of London. He is a multi-year winner of the CIO 100 Award, CIO Insight IT Leader of the Year 2009, and the British Computer Society CIO of the Year. Mr. Ramji brings to the board of directors his extensive industry, domain and operational experience arising from holding management positions in large, complex technology companies, which enables him to provide invaluable insights to the challenges facing IT application outsourcing companies with respect to both the markets and clients being served.

Barry R. Nearhos has served as a director since March 2016. Mr. Nearhos has over 35 years of experience with PricewaterhouseCoopers (“PwC”) providing assurance, business advisory and other services to clients across multiple industries, including technology, life sciences, telecom, and manufacturing. Before his retirement from PwC in June 2015, Mr. Nearhos was Market Managing Partner for PwC’s Northeast region, responsible for directing the strategy and operations of the firm’s Boston, Hartford and Albany offices from 2008 to 2015. During his tenure, Mr. Nearhos also served as the leader of PwC’s Northeast Assurance practice, a position he held from 2005 until 2008, and as an audit partner in PwC’s Assurance practice from 1989 to 2015. He currently serves on the board of directors of Mercury Systems, Inc., a leading commercial provider of secure processing subsystems for a wide variety of critical defense and intelligence programs. Mr. Nearhos is a graduate of Boston College. Mr. Nearhos brings to the board of directors his extensive financial and accounting expertise, as well as his extensive knowledge of technology companies and extensive operational skills and human capital management arising from his experience of overseeing and managing a workforce of 3,000 employees.

Joseph G. Doody has served as a director since February 2017. Mr. Doody has over 40 years of professional experience most recently serving as Vice Chairman of Staples, Inc. where he led Staples' strategic reinvention and had responsibility for strategic planning, business development, and the company's operations in Australia, New Zealand and high-growth markets including China and Brazil. Mr. Doody retired from Staples in September 2017. Previously, Mr. Doody was president of North American Commercial for Staples, president of North American Delivery and president of North America from 1998 to 2017. Before joining Staples in 1998, Mr. Doody served as president of Danka Office Imaging in North America and held various managerial positions with Eastman Kodak Company. Mr. Doody currently serves on the board of directors of Casella Waste Systems, Inc., an integrated regional solid waste services company and Paychex, Inc., a leading provider of solutions for payroll, HR, retirement, and insurance services. Mr. Doody holds a B.S. in Economics from State University of New York at Brockport and an M.B.A. from the Simon School of Business, University of Rochester. Mr. Doody brings to the board of directors his extensive business experience regarding the planning, business development and strategic management of complex, global organizations.

Vikram S. Pandit has served as a Series A Director since May 2017. Mr. Pandit has over 35 years of professional experience and since July 1, 2016 has served as chairman and chief executive officer (“CEO”) of The Orogen Group LLC ("The Orogen Group"), an operating company he created with the Atairos Group, Inc. that makes control and other strategic investments in financial services companies and related businesses. Previously, Mr. Pandit was CEO and a member of the board of directors of Citigroup Inc. from December 2007 until October 2012. In July 2007, when Citigroup acquired Old Lane LLC, a hedge fund of which he was a founding member and chairman of the members committee since 2006, Mr. Pandit became chairman and CEO of Citi Alternative Investments and later led Citi's Institutional Clients Group prior to being appointed CEO of Citigroup. Prior to Old Lane, Mr. Pandit served as the chief operating officer of Institutional Securities and Investment Banking businesses, a Division of Morgan Stanley, from September 2000 to March 2005. He served as the president of Institutional Securities at Morgan Stanley from December 2003 to March 2005 and co-president since September 2000. Mr. Pandit began his career at Morgan Stanley in 1983. Mr. Pandit has been a member of the board of directors at ExlService Holdings, Inc. since October 2018 and currently serves as an independent director of Bombardier Inc. since 2014. He serves as a member of advisory board of NerdWallet, Inc. since 2015. Mr. Pandit is a member of the board of overseers of Columbia Business School and a member of the board of visitors of the Columbia School of Engineering and Applied Science. He holds an M.S. degree and a B.S. degree in Electrical Engineering from Columbia University and received his Ph.D. in Finance from Columbia. Mr. Pandit brings to the board of directors his extensive experience and knowledge in banking and financial services, a proven track record of leadership of complex, global financial organizations, as well as his extensive client network individually and as part of The Orogen Group.

Deborah C. Hopkins has served as a director since September 2018. Ms. Hopkins was the founder and CEO of Citi Ventures and Citi’s first chief innovation officer from May 2008 until her retirement on December 31, 2016. Ms. Hopkins joined Citi in 2003 as head of corporate strategy and M&A, and was later appointed to chief operations and technology officer. Prior to joining Citi, Ms. Hopkins served as the chief financial officer at The Boeing Company and Lucent Technologies, general auditor of General Motors before being named vice president of finance at General Motors Europe, and Corporate Controller at Unisys. She started her career at Ford. Ms. Hopkins is a member of the board of directors at Union Pacific, Marsh and McLennan Companies and the privately held cybersecurity company, Deep Instinct. She serves on the board of trustees at St. John’s Health located in Jackson, Wyoming. She is a former director of E.I. DuPont de Nemours & Company, Dendrite International and Qlik Technologies. Ms. Hopkins holds honorary doctorates from Westminster College and Walsh College and a B.A. in Accounting from Walsh College. Ms. Hopkins brings to the board of directors her significant leadership experience in finance, technology and innovation at various multinational companies.

Abidali Neemuchwala has served as a director since June 2020. Mr. Neemuchwala was the chief executive officer and managing director of Wipro, a global company delivering innovation-led strategy, technology, and business process services until he stepped down on June 1, 2020. Mr. Neemuchwala joined WIPRO in April 2015 as group president and chief operating officer and was named CEO and executive director in February 2016 and subsequently CEO and managing director until July 2019. Prior to joining WIPRO, Mr. Neemuchwala headed the BPO division of Tata Consultancy Services Limited, a global leader in IT services, consulting & business solutions from January 2009 through March 2015. Mr. Neemuchwala currently serves on the Board of Directors of Texas Economic Development Corporation, an independently funded and operated 501(c)(3) nonprofit organization responsible for marketing and promoting Texas as a premier business location and World Affairs Council of Dallas Fort Worth, a multifaceted informational organization that educate and engage the local community in national and international affairs. Mr. Neemuchwala received a B.E. in Electronics and Communications at the India Institute of Technology, Bombay National Institute of Technology. Mr. Neemuchwala brings to the board of directors his extensive leadership, strategic and business experience in the IT Services Industry.

Our executive officers are elected by the board of directors on an annual basis and serve until their successors have been duly elected and qualified or until their earlier death, resignation or removal.

Code of Ethics

We have adopted a “code of ethics”, as defined by regulations promulgated under the Securities Act and the Exchange Act, that applies to all our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the Corporate Governance section of our website at http://www.virtusa.com/investors. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, from us upon a request directed to: Virtusa Corporation, 132 Turnpike Road, Southborough, Massachusetts 01772 Attention: Investor Relations.

We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.virtusa.com/investors and/or in our public filings with the SEC.

Audit Committee

During our fiscal year ended March 31, 2020, the audit committee consisted of three members, Messrs. Nearhos, O’Brien and Doody. None of the members of the audit committee is an officer or employee of the Company, and the board of directors has determined that each member of the audit committee meets the independence requirements promulgated by the NASDAQ Stock Market, Inc., or Nasdaq, and the SEC, including Rule 10A-3(b)(1) under the Exchange Act. The board of directors has also determined that Messrs. Nearhos and O’Brien are each “audit committee financial experts” as is currently defined under SEC rules.

As required by the Nasdaq listing standards, the audit committee will at all times be composed exclusively of independent directors who are

“financially literate.” Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and statement of cash flows. In addition, the Company must certify to Nasdaq the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for our fiscal year ended March 31, 2020 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

This compensation discussion and analysis (“CD&A”) explains our executive compensation program, including philosophy, policies, practices and key compensation decisions for fiscal 2020 as it relates to our named executive officers (“NEOs”). Compensation for our NEOs is further described in the Summary Compensation Table and other compensation tables contained in this Amendment.

Compensation Best Practices

Our executive compensation program reflects the following best practices:

What We Do	What We Don’t Do
✓ Closely align pay-for-performance	Ä Use “single-trigger” change of control provisions
✓ Balance performance metrics with annual and long-term plans	Ä Provide tax gross-ups on perquisites
✓ Align performance metrics with management and stockholder interests	Ä Pay dividends on unvested equity
✓ Set rigorous goals aligned to business strategy	Ä Allow pledging, hedging or short-sale transactions
✓ Pay the majority of direct compensation over the long term	Ä Encourage unreasonable risk-taking
✓ Retain an independent compensation consultant	Ä Grant equity awards discounted at values below 100% of fair market value
✓ Maintain significant stock ownership guidelines	Ä Reprice stock options without stockholder approval
✓ Maintain enhanced clawback requirements	Ä Our compensation committee charter was amended to reflect our commitment that we will not make any adjustments to performance metrics mid-performance period other than for M&A activities.

2019 Say on Pay Voting Results and Stockholder Engagement

At our annual meeting of stockholders in September 2019, we held our annual vote on an advisory resolution to approve the compensation of our NEOs (“say-on-pay”) and 97.7 percent of votes cast approved our say-on-pay proposal. Our board of directors and compensation committee carefully review the voting results. As part of this review, and as a matter of policy, our management and compensation committee may gather feedback directly from stockholders to understand their concerns with our pay structure and our compensation practices.

Although we received strong support for our say-on-pay proposal at our 2019 annual meeting of stockholders, which we believe reflects general stockholder approval of our compensation program, we continuously engage with our stockholders on corporate governance matters, including executive compensation, and strive to be responsive to stockholder feedback. In the past, we received input from our stockholders expressing a preference for longer performance periods for our performance-based long-term incentive (“LTI”) grants, for a relative performance measure in those awards as well as separate metrics for our variable cash compensation plan and LTI performance grants. In response, we made a number of changes to our LTI program as described in the section titled “Key Elements of Fiscal 2020 Compensation” below.

We appreciate the feedback received through our stockholder engagement, and the compensation committee will continue to consider the outcome of our say-on-pay votes, stockholder input, regulatory changes, and emerging best practices when making future compensation decisions for our NEOs.

Performance-Based Compensation Structure

We believe that the compensation of our executive officers should focus executives on the achievement of near-term corporate targets as well as long-term business objectives and strategies. We place significant emphasis on pay-for-performance compensation programs, which reward our executives when we achieve certain financial and business goals and create stockholder value and result in reduced executive compensation when we do not achieve our business and stockholder value goals. We use a combination of base salary, annual variable cash compensation programs, a long-term equity incentive compensation program and a broad-based benefits program to create a competitive compensation package for our executive management team.

Our executive compensation structure is focused on both short-term (variable cash compensation plan, or “VCCP”) and long-term (“PSUs”) performance-based compensation (“at-risk” pay). The charts below highlight that 76% of the CEO's fiscal 2020 total target compensation and 63% of the average fiscal 2020 total target compensation of our other NEOs as a group is at risk which is consistent with our pay-for-performance philosophy.

Relationship between CEO Reported Compensation, Target Total Compensation and Realized Compensation

We review our CEO’s compensation using the following three methods:

For a given fiscal year, the amounts shown under each of the three disclosed methods typically will differ from each other, often materially. The numbers shown in the following graph are not intended to replace the SEC mandated Summary Compensation Table, but rather provide a perspective on the relationship between the CEO's reported compensation, target total compensation and realized compensation.

The graph below shows the following:

•	CEO target total pay either slightly increased or remained relatively unchanged for each of the last three fiscal years. However, realized pay has not and would not be expected to move in lockstep with target total pay, reflecting the differing levels that achieved performance has had on incentive payouts over those fiscal years.
•	Little correlation between reported pay and realized pay. This is an expected outcome since most of the reported pay represents the grant date accounting values of equity grants, not the actual value of those grants when, and if, earned by the CEO.

(1)	“Realized” compensation for each fiscal is defined as and year equals the sum of the CEO’s
(i)	base salary paid during the fiscal year;
(ii)	variable cash compensation earned during the fiscal year; fiscal 2018 realized pay reflects fiscal 2018 VCCP payout of 196%; Fiscal 2019 reflects fiscal 2019 VCCP payout of 104%; and, no VCCP payout was earned in fiscal 2020;
(iii)	PSUs conditionally earned during the year that have not yet vested (value based on year-end share price); fiscal 2018 reflects the fiscal 2018 PSU grants which earned a 186% payout; fiscal 2019 reflects the fiscal 2019 PSU grants which earned 104%; and fiscal 2020 PSUs are earned based on a two-year aggregate performance period ending on March 31, 2021, which is incomplete, and payout is not yet known;
(iv)	time-based RSUs that vested during the fiscal year (value based on vesting date share price); and
(v)	for fiscal 2019, includes the value of shares under the fiscal 2017 5-year PSU which vested in fiscal 2019.

Compensation Philosophy

Our compensation committee believes that a substantial percentage of the compensation of our executive officers should be performance-based. In that regard, our compensation program places the greatest emphasis on long-term incentive compensation through equity grants that vest predominantly on achievement of performance goals, which we believe effectively aligns the interests of our executive officers and those of our stockholders.

Our compensation committee has designed our overall executive compensation program to achieve the following objectives:

•	Align with Stockholder Interests: Align each executive’s interests with stockholders’ interests by including a significant variable component which is weighted heavily toward performance-based awards.
•	Motivate Strong Performance: Compensate our executives to manage our business to meet our near-term and long-term objectives.
•	Set Market-Appropriate Pay Opportunities: Total target compensation should be competitive with peer group companies so that Virtusa can attract and retain talented and experienced executives and motivate and reward executives whose knowledge, skills and performance are critical to our success.

Key Elements of Fiscal 2020 Compensation

The compensation committee implemented the following changes for fiscal 2020:

•	The long-term financial metrics are different from the short-term financial metrics under VCCP;

•	The fiscal 2020 PSU program has a longer performance period of two years; and

•	The payout of PSUs tied to each financial metric will also be subject to a modifier based on our relative total stockholder return (“TSR”) over a two-year performance period, as compared to the relative TSR in the S&P 1000, which could reduce or increase the payouts by up to 20%.

Below is a description of the primary elements of our compensation program.

Element	Description
Base Salary	• Annual fixed cash compensation
Variable Cash Compensation Plan	• Annual Variable Cash Compensation Plan o (50%) Revenue o (50%) Non-GAAP Income from operations
Long-term Incentives

•       Performance-based LTI Awards

o     Two-year performance period beginning April 1, 2019 and ending March 31, 2021

o     (50%) Two-year aggregate revenue

o     (50%) Two-year adjusted net income

o     Use of a modifier based on the Company's relative TSR over a two-year performance period as compared to the relative TSR in the S&P Composite 1000 Services companies, which could reduce or increase payouts by up to 20%

o     Vesting: 50% on June 1, 2021; 50% on June 1, 2022, subject to achievement of the performance metrics

•       Time-based Equity Awards

o     Vest 33.33% over three years, subject to continued service, on each of June 1, 2020, June 1, 2021 and June 1, 2022

Change in Fiscal 2020 LTI Metric

In our fiscal 2020 long-term incentive program, our compensation committee replaced the non-GAAP income from operations metric with adjusted net income. Our compensation committee continues to believe that focusing on profitability and growth are still the primary objectives to create sustainable long-term stockholder value,

The change in long-term metrics strongly differentiated the aspects of profitability that are measured over the short-term and long-term horizons. In the short term, our compensation committee has focused our management team on just two numbers: our operating revenue and our operating expenses. This provides management with an extremely clear line of sight, and tightly aligns management with stockholders over the short-term.

The long-term profitability metric encourages management to think about a much more expansive set of factors when managing towards long-term objectives – those factors include operating the business in a tax-efficient manner and managing our non-operating income and expenses. In addition, certain adjustments in the long-term profitability metric – such as adjusting out changes to tax code regimes – provide important safeguards against potential windfalls.

Other Benefits

We believe that maintaining a competitive benefit package for our executive officers is a key factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our group employee benefit plans, such as medical, dental, vision, and group life and accidental death and dismemberment insurance, in each case on the same basis as other employees.

Executive officers are also eligible to participate in our 401(k) plan, which we offer to all our U.S.-based employees. Eligible employees may contribute, on a pre-tax basis, a portion of their salaries to the 401(k) plan and invest their contributions among available investment alternatives. We do not offer pension benefits to our executive officers or other employees, except as mandated by the governments of India and Sri Lanka.

For fiscal 2020, we provided no perquisites or personal benefits to any of our NEOs other than to Keith Modder, our executive vice president, chief operating officer and managing director, EMEA. We provide Mr. Modder, who resides in Sri Lanka, certain perquisites as described in footnote 5 the Summary Compensation Table. These perquisites are considered customary in Sri Lanka and similar to those customarily provided to other Sri Lankan-based executives. Our compensation committee approved (and our independent members of our board approved) each of these perquisites for fiscal 2020.

Fiscal 2020 Target Compensation

The table below shows each NEO’s fiscal 2020 target total compensation and each element of target total compensation as approved by the compensation committee, and approved by the board. Disclosed target amounts are those amounts that would be earned assuming achievement of target performance, as set and approved by the compensation committee and approved by our independent members of our board of directors.

			Target	Target Total	Time-based	Performance
			Incentive	Cash	Share Units	Share Units at	Target Total
Name	Position	Base Salary	Opportunity	Compensation	(1)	Target (1)	Compensation
	Chairman and Chief
Kris Canekeratne	Executive Officer	$525,000	$535,000	$1,060,000	$1,337,028	$5,245,856	$7,642,884
	Executive Vice President,
Ranjan Kalia	Chief Financial Officer	$410,000	$290,000	$700,000	$540,455	$1,236,949	$2,477,404
	President, Head of
Samir Dhir	Americas	$410,000	$365,000	$775,000	$549,571	$1,257,813	$2,582,384
	Executive Vice President,
Tom Holler	Chief Strategy Officer	$375,000	$290,000	$665,000	$436,271	$998,501	$2,099,772
	Executive Vice President,
	Chief Operating Officer
	and Managing Director,
Keith Modder	EMEA	$325,000	$270,000	$595,000	$477,944	$1,093,880	$2,166,824

(1)     Reflects the aggregate grant date fair value of RSUs computed in accordance with FASB ASC Topic 718 and the aggregate grant date fair value of PSUs at target computed in accordance with FASB ASC Topic 718.

Base Salary

Our NEOs are each paid a base salary, which the compensation committee reviews each fiscal year. The compensation committee primarily used competitive market data within our peer group to set base salary levels and to determine any base salary adjustment. The compensation committee generally set each of our NEO’s base salary between the 25th and 50th percentile of the compensation peer group which is aligned with our philosophy of focusing on performance-based compensation.

Our compensation committee approved and recommended to our board, and our independent members of our board of directors approved, the following fiscal 2020 annual base salaries for our NEOs reflecting merit increases:

Name	FY2019 Base Salary	% Increase	FY2020 Base Salary
Kris Canekeratne	$513,000	2.3%	$525,000
Ranjan Kalia	$400,000	2.5%	$410,000
Samir Dhir	$400,000	2.5%	$410,000
Thomas R. Holler	$364,000	3.0%	$375,000
Keith Modder	$315,000	3.2%	$325,000

In response to the COVID-19 pandemic and impact on our results of operations for the fiscal year ended March 31, 2020, our executives voluntarily accepted, in the case of our CEO, a 30% reduction in base pay and, in the case of our other executives, a 20% reduction in base pay, from the fiscal year 2020, effective for fiscal year 2021.

Variable Cash Compensation Plan

We have established the annual VCCP to incent our executive officers to achieve performance goals established and approved by the compensation committee. The VCCP supports our pay-for-performance philosophy by providing incentive compensation to our executive officers that is earned solely based upon the achievement of pre-set performance goals. Our compensation committee and our non-employee directors who are independent within the meaning of the director independence standards of NASDAQ (the "Independent Board") approved a revenue target of $1,385 million and a non-GAAP operating income target of $152 million (each weighted 50%).

Based on fiscal 2020’s actual performance of $1,312.3 million in revenue and $113.8 million of non-GAAP operating income, we did not achieve our revenue and non-GAAP income from operations threshold performance goals for our fiscal year ended March 31, 2020 and, as a result, Virtusa made no payments under the VCCP to our NEOs as further described below. We also made no discretionary cash payments to our NEOs for the fiscal year ended March 31, 2020.

In response to the COVID-19 pandemic and impact on our results of operations for the fiscal year ended March 31, 2020, our executives voluntarily accepted suspension of the VCCP, and, as a result, no variable cash compensation will be paid for the fiscal year ending March 31, 2021.

VCCP Target Opportunities

The compensation committee primarily used peer group data to set each NEO’s target cash incentive opportunity. Historically, the compensation committee has set target cash incentive opportunity between the 25th and 50th percentile of the compensation peer group. However, the compensation committee also considered other factors in setting each NEO’s fiscal 2020 target cash incentive opportunity, including the executive officer's prior performance, experience, expertise and ability to drive corporate performance.

The payout opportunity under the fiscal 2020 VCCP ranged from 25% of the target incentive opportunity for achieving threshold performance to 200% of the target cash incentive opportunity for achieving the maximum level of performance. The chart below shows each NEO's fiscal 2020 cash incentive opportunities.

Name	Threshold Incentive Opportunity 25%	% of Base Salary	Target Incentive Opportunity	% of Base Salary	Maximum Incentive Opportunity 200%	% of Base Salary
Kris Canekeratne	$133,750	25%	$535,000	102%	$1,070,000	204%
Ranjan Kalia	$72,500	18%	$290,000	71%	$580,000	141%
Samir Dhir	$91,250	22%	$365,000	89%	$730,000	178%
Thomas R. Holler	$72,500	19%	$290,000	77%	$580,000	155%
Keith Modder	$67,500	21%	$270,000	83%	$540,000	166%

VCCP Performance Measures, Goals, and Results

For fiscal 2020, the compensation committee approved two equally weighted performance measures: (i) revenue and (ii) non-GAAP income from operations, along with minimum, target and maximum goals for these measures. The compensation committee selected these performance measures as they reflect Virtusa's on-going strategic goal of driving profitable revenue growth, which in turn translates into enhanced stockholder value. The compensation committee considered using other financial metrics but revenue growth and non-GAAP income from operations continue to be the central drivers of our business. Further, our executive team focuses each business unit on achieving stretch revenue and gross margin goals, which directly contribute to the Company’s revenue and non-GAAP income from operations objectives. Additionally, our compensation committee believes that these financial metrics, revenue and non-GAAP income from operations, most align with investor focus and stockholder value creation, and are consistent with Virtusa’s stated goal of increasing top line growth faster than industry growth and increasing non-GAAP operating margins and non-GAAP income from operations and year-over-year.

The compensation committee approved the VCCP revenue goals and non-GAAP income from operations goals at the beginning of the fiscal year at its first regularly scheduled or special meeting. The compensation committee set these goals to be challenging, but achievable, based on our business plan. In that regard, the target revenue goal for fiscal year 2020 approved by the compensation committee was 11% higher than the actual revenue results for fiscal year 2019, which itself represented an increase of 22% from revenues recognized in fiscal year 2019 to fiscal year 2018. The National Association of Software and Services Companies (“NASSCOM”) estimated a growth rate of 7.7% rate for the IT services industry for fiscal 2020.

The following chart shows the VCCP performance goals approved by the compensation committee and our independent members of our board for fiscal 2020.

VCCP Performance Measure	Weight	Fiscal 2019 Actuals (millions)	Threshold 25% (millions)	Target 100% (millions)	Maximum 200% (millions)	Fiscal 2020 Actual Performance (millions)	% Target Payout Factor Achieved
Revenue	50%	$1,247.9	$1,348	$1,385 (2)	$1,435	$1,312.3	0%
Non-GAAP Income from operations(1)	50%	$123.2	$142	$152 (3)	$167	$113.8	0%

(1)     Non-GAAP income from operations excludes stock-based compensation expense, acquisition related charges and restructuring charges. A reconciliation of this non-GAAP measure to its most directly comparable U.S. GAAP measure for the respective periods can be found on pages 61-64 in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 28, 2020.

(2)     Under the VCCP, the revenue target for a 100% payout for the fiscal year ended March 31, 2020 was $1,385 million, representing a growth rate of approximately 11% from actual fiscal 2019 revenue of $1,247.9 million.

(3)     The non-GAAP income from operations target for the fiscal year ended March 31, 2020 was $152 million, representing a 23% increase from actual fiscal 2019 non-GAAP income from operations of $123.2 million.

VCCP Payout Levels

In fiscal 2020, we did not achieve the threshold performance goals for either revenue or non-GAAP operating income. Therefore, Virtusa made no incentive cash payments under the VCCP to our NEOs as shown in the chart below:

Name	Target Incentive Opportunity	Achievement	VCCP Paid (1)
Kris Canekeratne	$535,000	0%	-
Ranjan Kalia	$290,000	0%	-
Samir Dhir	$365,000	0%	-
Thomas R. Holler	$290,000	0%	-
Keith Modder	$270,000	0%	-

(1)	Represents amount approved by our compensation committee and the independent members of our board.

Over the past five years, our payout fluctuations have varied according to our Company’s performance in each year. The following chart depicts our NEOs’ VCCP payouts, in comparison to target, over the last five fiscal years:

*The compensation committee exercised discretion to reduce FY2016 payouts from 75% to 50% of target because the Company did not achieve its income from operations targets.

Long-Term Incentive (LTI) Compensation

We have established a long-term incentive compensation program to incent our executive officers to achieve key financial metrics, enhance stockholder value and align the interests of our executive officers with our stockholders. Under this program, we granted performance share units (“PSUs”) and time-based restricted stock units (“RSUs”) to our executive officers during fiscal 2020. For fiscal 2020, the long-term incentive compensation of our CEO and NEOs comprised of:

CEO

•      For our CEO, 80% of equity awards granted are PSUs; 20% are RSUs

•      PSUs represent 69% of our CEO’s total target compensation

•      RSUs represent 17% of total target compensation

Other NEOs

•      For our other NEOs, 70% of equity awards granted are PSUs; 30% are RSUs

•      PSUs represent 50% of our other NEOs’ total target compensation

•      RSUs represent 21% of our other NEOs’ total target compensation

The compensation committee must approve grants of equity awards to our NEOs. The compensation committee approves annual equity grants at its first regularly scheduled or special meeting during the fiscal year. Our practice is also to require our independent members of our board to ratify and approve all equity awards approved by the compensation committee.

Target Opportunities

The compensation committee primarily used peer group data to set the fiscal 2020 target value of each NEO’s annual equity grant. In this regard, while the compensation committee generally sets total compensation opportunity near the peer median, PSU grants are over-weighted within the overall compensation mix, and fixed compensation such as base salary is under-weighted. The compensation committee may also consider other factors in setting each NEO’s fiscal 2020 target value, including the executive officer's prior performance, experience and expertise and ability to drive corporate performance and key share usage statistics such as run rate, overhang, shares available for future grants and dilution.

PSU Grants

For fiscal 2020, in response to its commitment to stockholder feedback, the compensation committee approved a grant of PSUs to each NEO with a two-year performance measurement period (“Fiscal 2020 PSUs”) over which the Company’s performance is measured across two components: revenue and adjusted net income. The Fiscal 2020 PSUs are subject to the achievement of performance goals established and approved by the compensation committee as discussed below. The grant of the Fiscal 2020 PSUs supported our pay-for-performance philosophy by providing incentive compensation to our executive officers that is earned solely based upon the achievement of pre-set performance goals.

PSU Target Award

The chart below shows the target number and related value of the Fiscal 2020 PSUs granted to each of our NEOs.

Name	Fiscal 2020 PSUs Granted at 100% Achievement of Target (#)	Target Value(1)
Kris Canekeratne	123,200	$ 5,245,856
Ranjan Kalia	29,050	$ 1,236,949
Samir Dhir	29,540	$ 1,257,813
Thomas R. Holler	23,450	$ 998,501
Keith Modder	25,690	$ 1,093,880

(1)           Represents the grant date fair value of the awards at target computed in accordance with FASB ASC Topic 718.

The payout opportunity under the Fiscal 2020 PSUs ranges from 25% of the target number of PSUs for achieving a threshold level of performance to 200% of the target number of PSUs for achieving the maximum level of performance.

PSU Performance Measures and Goals

The compensation committee approved two equally-weighted performance measures for the Fiscal 2020 PSUs: (i) two-year aggregate revenue, weighted 50%, and (ii) two-year adjusted net income, weighted 50%, along with threshold, target and maximum goals for these measures. The achievement of the performance metrics for the Fiscal 2020 PSUs will be measured over a two-year performance period beginning on April 1, 2019 and ending March 31, 2021. The payout of PSUs tied to each financial metric will also be subject to a modifier based on our relative TSR over a two-year performance period, as compared to the stockholder return in the S&P 1000, which could reduce or increase the payouts by up to 20%. The compensation committee made these material changes to the performance measures in response to stockholder feedback raised during our 2019 stockholder outreach program. As the performance period is incomplete, payout is not yet known.

The relative TSR modifier will operate by adjusting the payout resulting from the revenue and adjusted net income metrics. If the Company’s relative TSR falls below the 25th percentile relative to all components of the S&P 1000 index, payouts will be reduced by 20%. If the Company’s relative TSR falls at or above the 75th percentile of the S&P 1000 index, payouts will in increased by 20%. And, if the Company’s relative TSR falls between these two ranges, the modifier will not affect the payouts at all.

Payout and targets for the Fiscal 2020 PSUs will be disclosed in the 2021 proxy statement, retrospectively, once the performance period is complete. If earned, the conditionally earned PSUs will vest 50% on June 1, 2021 and the remaining 50% will vest on June 1, 2022, provided the executive remains employed with the Company through the date of vesting.

The compensation committee used cumulative revenue growth and cumulative adjusted net income from operations as these metrics are core to the Company’s short and long-term success. These metrics are rigorous and also support the Company’s three pillar strategy of high quality revenue growth, revenue diversification and margin expansion.

RSU Grants

For fiscal 2020, the compensation committee approved a grant of time-based RSUs to each NEO (“Annual 2020 RSUs”). The Annual 2020 RSUs vest over a three-year period, with one-third vesting on each of June 1, 2020, June 1, 2021 and June 1, 2022, provided the executive remains employed with the Company through the date of vesting. The number of RSUs that vest on each vesting date is settled in a like number of shares of our common stock. The grant of the Annual 2020 RSUs supports our philosophy to retain key talent by providing compensation to our NEOs based on the completion of a service period. In addition, these grants incent our NEOs to enhance stockholder value as the value of the award increases as our stock price increases.

Fiscal 2017 One-time Five-Year Performance Share Unit Grants

On August 11, 2016, each of our NEOs received a one-time five-year performance share unit grant (“5-year PSUs”). The 5-year PSUs are earned based on achievement against non-GAAP income from operations goals over a five-year performance period beginning April 1, 2016 and ending March 31, 2021 (“Performance Period”).

During the Performance Period, the 5-year PSUs vest based on Virtusa’s achievement of 12-month trailing (“TTM”) non-GAAP income from operations goals as of any eligible fiscal quarter ending within the Performance Period. The following are the compensation committee-approved non-GAAP income from operations goals and related vesting schedule:

•	30% of 5-year PSUs vest upon achieving TTM non-GAAP income from operations of $117 million during the Performance Period.
•	30% of 5-year PSUs vest upon achieving TTM non-GAAP income from operations of $136 million during the Performance Period.
•	40% of 5-year PSUs vest upon achieving TTM non-GAAP income from operations of $158 million during the Performance Period.
•	To the extent that any 5-year PSUs are earned in any fiscal quarter during the Performance Period, the 5-year PSUs will vest on the first day of the third month following the quarter in which they are earned.
•	If Virtusa achieves TTM non-GAAP income from operations of $200 million at any fiscal quarter end within the Performance Period, then each NEO will earn 200% of his target number 5-year PSUs less any previously earned 5-year PSUs.

The first target of $117 million was met in fiscal 2019 and 30% of the PSUs were earned and vested in fiscal 2019.

For fiscal 2020, based on our financial performance during the performance period, there was no additional vesting of 5-year PSUs under this plan.

Executive Compensation Decisions

Our compensation committee, which is comprised entirely of independent directors, is responsible for establishing and administering our policies governing the compensation for our executive officers, including executive officer salaries, bonuses and equity incentive compensation. The compensation committee reviews all components of compensation for our NEOs. In accordance with its charter, the compensation committee also, among other responsibilities, administers our incentive compensation plan, and reviews and makes recommendations to management on Company-wide compensation programs and practices. It has been our practice that all decisions with respect to our executive officers are determined and approved by the compensation committee and are also recommended to our Independent Board for approval and/or ratification.

We use a mix of short-term compensation (base salaries and variable cash incentive compensation) and long-term compensation (equity incentive compensation) to provide a total compensation structure that is designed to achieve the objectives of our executive compensation program. We determine the percentage mix of compensation structures that we think is appropriate for each of our executive officers. The compensation committee believes that a substantial percentage of the compensation of our executive officers should be performance-based. In that regard, our compensation program places the greatest emphasis on long-term incentive compensation through equity grants that vest predominantly on achievement of performance goals, which we believe effectively aligns the interests of our executive officers and those of our stockholders.

The compensation committee meets outside the presence of the executive officers and uses its judgment and experience and the recommendations of the CEO (with respect to executive officers other than himself) to determine the appropriate mix of compensation for each individual. The compensation committee has the authority to engage the services of outside consultants and advisors to assist it with making executive compensation decisions. The compensation committee retained Mercer as its independent compensation consultant to advise the compensation committee, considering SEC rules and Nasdaq listing requirements, in matters related to executive officer and director compensation for our fiscal year ending March 31, 2020, as described in more detail below. Mercer does not provide any services to us other than the executive or board compensation services provided to the compensation committee.

In determining the target and actual compensation paid to our NEOs, the compensation committee considers a broad range of information, data and advice, including but not limited to peer group compensation data, executive experience and performance, internal pay equity, pay mix, additional responsibilities of the officer, succession planning, advice from our compensation consultant and legal counsel and input from our CEO (solely with respect to his direct reports).

The CEO makes recommendations to the compensation committee regarding base salary levels, target variable cash incentive awards, equity awards and performance goals for both variable cash incentive compensation and performance-based equity awards for the NEOs other than himself. The compensation committee considers the recommendations of the CEO when setting compensation levels, payout opportunities and mix of pay for these NEOs.

Peer Group for Compensation Benchmarking

Peer group compensation data is one of many factors that the compensation committee considers in setting compensation levels for each of our NEOs. Based on factors and considerations, the compensation committee may set a NEO’s total compensation and each component of compensation above or below the referenced benchmark. We believe that the use of peer group data and generally targeting the market median of our peer group are key factors in remaining competitive with our peers and furthering our objective of attracting, motivating and retaining highly qualified personnel.

Each year, the compensation committee, along with benchmark analysis from our executive compensation consultant, evaluates the appropriateness of the peer group we use to benchmark and evaluate compensation levels and design. When evaluating the appropriateness of our compensation peer group, the compensation committee seeks to construct and approve a peer group of companies in similar industries of similar size to that of Virtusa. In that regard, the compensation committee evaluated existing and potential peer companies against the following criteria:

Criteria	Selections
Type	Publicly traded on a US stock exchange
Industry Groups	Software & IT Services
Annual Revenues	Revenue range of ~$600 million to ~$2.5 billion
Growth Statistics	Positive 3-year revenue growth CAGR
Employee Size	At least 3,000 employees (indicating a more employee intensive business)

Based on these evaluation criteria, the fiscal 2019 peer group was modified with three companies removed and three companies added. In late fiscal 2019, the compensation committee approved the following newly constituted fiscal 2020 peer group, which is comprised of 16 publicly traded companies and was used for the benchmarking of fiscal 2020 compensation:

ACI Worldwide Inc.	LiveRamp Holdings, Inc.
Cardtronic plc	LogMeln, Inc.*
Corelogic, Inc.*	ManTech International Corporation
Endurance International Group Holdings Inc.	Nutanix, Inc.
EPAM Systems, Inc.	Sykes Enterprises, Incorporated
ExlService Holdings Inc.	TTEC Holdings, Inc.
FireEye, Inc.	Verint Systems, Inc.
j2 Global, Inc.	WEX Inc.*

* Added to peer group in fiscal year 2020

At the time the fiscal 2020 peer group was approved, Virtusa's compensation committee evaluated the peer group across a number of relevant measures to ensure that the group represented an appropriate set of comparator companies. Among the factors considered were the following:

Attribute	Peer Group Median	Virtusa
Revenue	$1.230 billion	$1.247 billion (fiscal 2019)
Market Cap	$3.276 billion	$1.611 billion (as of March 31, 2019)
Revenue Growth (3-year CAGR)	9.1%	27.6% (through fiscal 2019)
Employee Count	3,951	21,745 (as of March 31, 2019)

Stock Ownership Guidelines

We have stock ownership guidelines to align the interests of our executive officers, including our NEOs, and non-employee directors with those of our stockholders. Under the guidelines, executives and non-employee directors are expected to hold common stock in an amount equal to a multiple of their base salary as determined by their position. The compensation committee reviewed the ownership levels and determined all our NEOs and members of the board of directors have met these guidelines. The guidelines are as follows:

Named Executive Officer	Guideline as a Multiple of Salary or Fees	In Compliance (Yes/No)
Kris Canekeratne	6 x	Yes
Ranjan Kalia	3 x	Yes
Samir Dhir	3 x	Yes
Thomas R. Holler	3 x	Yes
Keith Modder	3 x	Yes
Non-Employee Directors	4 x	Yes

Stock ownership includes shares over which the executive has direct or indirect ownership or control, including RSUs but does not include unvested PSUs or vested or unvested stock options.

NEOs are expected to meet their ownership guidelines within three years of becoming subject to the guidelines. For purposes of the foregoing chart, the compensation of non-employee directors’ annual board cash retainer fee excludes chairman fees.

Anti-Hedging and Anti-Pledging Policies

We have adopted insider trading policies and procedures applicable to all of our employees, including our NEOs. Our insider trading policies do not permit any insiders, including the NEOs and board members, to “hedge” ownership of Virtusa securities, or otherwise engage in short sales or purchases or sales of any other type of derivative securities with respect to Virtusa securities. In addition, no insider, including our NEOs and board members, may pledge Virtusa securities. Under our policy, we designate all executive officers and board members as “insiders”, as well as any other employee who is designated as an insider by the General Counsel of the Company, if the General Counsel determines that such employee, in the ordinary course of performance of his/her duties, may have access to material, non-public information regarding the Company.

Clawback

In May 2015, we adopted a clawback policy that provides that the board of directors has discretion to clawback the amount of excess proceeds received by, or reduce the amount of future compensation payable to, an executive of the Company for excess proceeds from incentive compensation payable to, or received by, such executive due to misconduct by such executive that resulted in a material restatement of financial statements. The clawback period is the three-year period preceding the filing of any such restated financial statements with the SEC.

Risk Oversight of Compensation Programs

The compensation committee believes that our compensation program for fiscal 2020 for our NEOs is not reasonably likely to present a material adverse risk to us based on the following factors:

•	Our compensation program for executive officers is designed to provide a balanced mix of cash and equity, annual and longer-term incentives, and performance targets.

•	The base salary portion of our compensation program is designed to provide a steady income regardless of our stock price performance so that executives do not feel pressured to focus primarily on stock price performance to the detriment of other important business metrics.

•	Our RSUs and PSU grants generally vest over three to four years. With our performance-based shares or PSUs, in certain cases, vesting is tied to operating metrics such as revenue or non-GAAP income from operations targets, so our executives are incented to work together to maximize the Company results, not any individual metric to which the other executives are not tied or have no input or undue influence.

•	Maximum payout levels under the VCCP and under the PSUs are capped at 200% of target.

•	Our insider trading policies do not permit any insiders, including the NEOs and board members, to “hedge” ownership of Virtusa securities, or otherwise engage in short sales or purchases or sales of any other type of derivative securities with respect to Virtusa securities.

•	No insider, including our NEOs and board members, may pledge Virtusa securities.

•	Under our insider trading policy, we designate all executive officers and board members as “insiders”, as well as any other employee who is designated as an insider by the General Counsel of the Company, if the General Counsel determines that such employee, in the ordinary course of performance of his/her duties, may have access to material, non-public information regarding the Company.

•	Our clawback policy provides that the board of directors has discretion to clawback the amount of excess proceeds received by, or reduce the amount of future compensation payable to, an executive of the Company for excess proceeds from incentive compensation payable to, or received by, such executive due to misconduct by such executive that resulted in a material restatement of financial statements. The clawback period is the three-year period preceding the filing of any such restated financial statements with the SEC.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code, as amended, generally disallows a tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to the corporation’s CEO and certain other executive officers. However, prior to the amendment of Section 162(m) pursuant to 2017 Tax Cuts and Jobs Act (“Tax Act”), performance-based compensation was not subject to the $1 million deduction limit if certain requirements were met. Among other changes to Section 162(m), the Tax Act eliminated the exemption for performance-based compensation. The amendment to Section 162(m) is effective with respect to compensation paid in fiscal 2018 and in future years. The Tax Act includes a transition rule that allows the performance-based compensation exemption to continue for compensation payable pursuant a written binding contract in effect on November 2, 2017 that is not modified in any material respect before the compensation is paid (“Transition Rule”).

The compensation committee will consider the impact of Section 162(m) when designing our cash and equity bonus program, but may elect to provide compensation that is not fully deductible as a result of Section 162(m) if it determines it is in our best interests. Further, to the extent that our NEOs participate in performance-based compensation plans that qualify for treatment as performance-based compensation under the Transition Rule, the compensation committee may, at its discretion, consider actions that would be considered a material modification to such plan or agreement if it determines it is in our best interests.

Severance and Change in Control Benefits

Our goal in providing severance and change in control benefits is to offer sufficient cash continuity protection such that our executives will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the NEOs under certain circumstances, rather than negotiating severance at the time that a NEO's employment terminates. We have also determined that accelerated vesting of certain equity awards in connection with a termination following a change in control are appropriate because they will encourage our NEOs to stay focused on the business in such circumstances, rather than the potential personal implications for them. See “Payments Upon Termination or Change in Control” set forth below for a more detailed discussion.

Summary Compensation Table

The following table sets forth summary compensation information for the Company’s NEOs, in each case, for the fiscal years ended March 31, 2020, 2019 and 2018:

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
					Option	Incentive Plan	Compensation		All Other
		Salary	Bonus	Stock Awards	Awards	Compensation	Earnings		Compensation		Total
Name and Principal Position	Year	($) (1)	($)	($) (2) (3)	($)	($) (4)	($)		($)		($)
Kris Canekeratne	2020	525,000	-	7,710,743	-	-	-		-		8,235,743
Chairman and Chief	2019	513,000	-	6,920,730	-	545,749	-		-		7,979,479
Executive Officer	2018	500,000	-	7,294,531	-	978,466	-		-		8,772,997

Ranjan Kalia	2020	410,000	-	2,043,348	-	-	-		-		2,453,348
Executive Vice President and	2019	400,000	-	1,864,099	-	285,868	-		-		2,549,967
Chief Financial Officer	2018	390,000	-	1,716,260	-	504,888	-		-		2,611,148

Samir Dhir	2020	410,000	-	2,077,814	-	-	-		-		2,487,814
President, Head of Americas	2019	400,000	100,000	2,330,098	-	363,832	-		-		3,193,930
	2018	360,000	100,000	1,560,266	-	587,079	-		174,857		2,782,202

Thomas R. Holler	2020	375,000	-	1,649,449	-	-	-		-		2,024,449
Executive Vice President,	2019	364,000	-	1,506,762	-	291,066	-		-		2,161,828
and Chief Strategy Officer	2018	355,000	-	1,716,260	-	518,587	-		-		2,589,847

Keith Modder	2020	315,256	-	1,807,009	-	-	32,727	(6)	103,441	(7)	2,258,433
Executive Vice President,	2019	288,975	-	1,449,854	-	259,881	10,237		79,689		2,088,636
Chief Operating Officer	2018	291,340	-	1,560,266	-	450,094	22,207		94,333		2,418,240
& Managing Director, EMEA (5)

(1)	All salary amounts in the table above reflect the earnings of each NEO as calculated based on the actual number of business days in each fiscal year.

(2)	In accordance with SEC rules, the “Stock Awards” column reflects the aggregate grant date fair value of restricted stock units computed in accordance with FASB ASC Topic 718. Awards subject to performance conditions are calculated based on the probable outcome of the performance conditions on grant date. The assumptions used in calculating the grant date fair value are set forth in the notes to our audited consolidated financial statements presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

(3)	The grant date fair value of the PSUs in the table above reflects the probable number (calculated as of the grant date) of units that the executive is expected to earn for the two-year performance period ending in Fiscal 2021. As required by SEC rules, the grant date fair values of the PSUs assuming the highest level of performance achievement are as follows:

Name	Grant Date Fair Value of Fiscal Year 2020 PSU Plan Assuming Achievement of Maximum Performance ($)
Kris Canekeratne	10,491,712
Ranjan Kalia	2,473,898
Samir Dhir	2,515,626
Thomas R. Holler	1,997,002
Keith Modder	2,187,760

(4)	Represent non-equity variable incentive plan compensation payouts under our VCCP with respect to the applicable fiscal year after approval by our compensation committee and the independent members of our board (no later than 75 days following the end of the fiscal year).

(5)	Includes the following perquisites:

Perquisite	Fiscal 2020
Company-paid vehicle	$31,175
Company paid health insurance premium	$18,926
Golf and athletic club memberships	$1,324
Employee provident fund and employee trust fund contributions	$47,288
Company-owned auto expenses	$4,728
Total:	$103,441

(6)	All cash amounts are paid and recorded in Sri Lankan rupees and translated back into U.S. dollars using the annual average exchange rates of $.0.00557, $.0.00593 and $ 0.00652 per Sri Lankan rupee for the fiscal years ended March 31, 2020, 2019, and 2018, respectively.

(7)	Represents the year-over-year change in the value of accumulated pension benefits to be paid under the government-mandated Sri Lanka Defined Benefit Gratuity Plan and reflects any changes in fiscal year end exchange rates of the Sri Lankan rupee to the U.S. dollar.

Fiscal 2020 Grants of Plan-based Awards

The compensation committee approves all our equity-based and non-equity-based awards to all our employees, including our executive officers. The expected payouts under the non-equity incentive plan awards in the table below are those under our VCCP, which is discussed above. Amounts awarded are recorded in the fiscal year to which they apply and there are no provisions for future payouts.

GRANTS OF PLAN-BASED AWARDS

										All Other		All Other
										Stock		Option	Exercise
										Awards:		Awards:	or Base	Grant Date
			Estimated Possible Payouts			Estimated Future Payouts				Number		Number of	Price of	Fair Value
			under Non-Equity			under Equity Incentive				of Shares		Securities	Option	of Stock
			Incentive Plan Awards			Plan Awards				of Stock		Underlying	or Stock	and Option
	Grant	Action	Threshold	Target	Maximum	Threshold	Target	Maximum		or Units		Options	Awards	Awards
Name	Date	Date	($)(1)	($)(1)	($)(1)	(#)	(#)	(#)		(#)		(#)	($/Share)	($)(2)
Kris Canekeratne	—	—	133,750	535,000	1,070,000	—	—	—		—		—	—	—
	5/20/2019	5/14/2019	—	—	—	30,800	123,200	246,400	(3)	—		—	—	6,373,715
	5/20/2019	5/14/2019	—	—	—	—	—	—		30,800	(4)	—	—	1,337,028
Ranjan Kalia	—	—	72,500	290,000	580,000	—	—	—		—		—	—	—
	5/20/2019	5/14/2019	—	—	—	7,262	29,050	58,100	(3)	—		—	—	1,502,893
	5/20/2019	5/14/2019	—	—	—	—	—	—		12,450	(4)	—	—	540,455
Samir Dhir	—	—	91,250	365,000	730,000	—	—	—		—		—	—	—
	5/20/2019	5/14/2019	—	—	—	7,385	29,540	59,080	(3)	—		—	—	1,528,243
	5/20/2019	5/14/2019	—	—	—	—	—	—		12,660	(4)	—	—	549,571
Thomas R. Holler	—	—	72,500	290,000	580,000	—	—	—		—		—	—	—
	5/20/2019	5/14/2019	—	—	—	5,862	23,450	46,900	(3)	—		—	—	1,213,179
	5/20/2019	5/14/2019	—	—	—	—	—	—		10,050	(4)	—	—	436,271
Keith Modder	—	—	67,500	270,000	540,000	—	—	—		—		—	—	—
	5/20/2019	5/14/2019	—	—	—	6,422	25,690	51,380	(3)	—		—	—	1,329,064
	5/20/2019	5/14/2019	—	—	—	—	—	—		11,010	(4)	—	—	477,944

(1)	Represents amounts that could be paid under our VCCP. See section “Compensation Discussion and Analysis- Variable Cash Compensation Plan” for more details.

(2)	The amounts reported in this column reflect the grant date fair value of all awards computed under FASB ASC Topic 718, and for PSUs, reflect the probable outcome of the performance metrics on the grant date.

(3)	These PSUs were granted on May 20, 2019 under our 2015 Stock Option and Incentive Plan (the “2015 Plan”) and the amounts reported reflect the threshold, target and maximum equity incentive payout levels, which amounts would be payable in shares of our common stock, if the performance thresholds are met under the terms of the awards. See the section “Compensation Discussion and Analysis- PSU Grants” for a description of the terms of the PSUs.

(4)	Represents a grant of RSUs with time-based vesting that vests at a rate of one third on each of June 1, 2020, 2021 and 2022.

Outstanding Equity Awards at Fiscal Year End

The following table presents information regarding the outstanding stock awards held by the Company’s named executive officers at March 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Pay- out Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	(#)		($)(1)	(#)		($)(1)
Kris Canekeratne	11,423	(2)	324,413	—		—
	18,718	(3)	531,591	—		—
	30,800	(4)	874,720	—		—
	78,549	(5)	2,230,792	—		—
	—		—	105,000	(7)	2,982,000
	—		—	123,200	(8)	3,498,880
Ranjan Kalia	4,123	(2)	117,093	—		—
	7,600	(3)	215,840	—		—
	12,450	(4)	353,580	—		—
	18,604	(5)	528,354	—		—
	2,000	(6)	56,800	—		—
	—		—	35,000	(7)	994,000
	—		—	29,050	(8)	825,020
Samir Dhir	3,748	(2)	106,443	—		—
	9,500	(3)	269,800	—		—
	12,660	(4)	359,544	—		—
	23,254	(5)	660,414	—		—
	—		—	28,000	(7)	795,200
	—		—	29,540	(8)	838,936
Thomas R. Holler	4,123	(2)	117,093	—		—
	6,143	(3)	174,461	—		—
	10,050	(4)	285,420	—		—
	15,037	(5)	427,051	—		—
	—		—	35,000	(7)	994,000
	—		—	23,450	(8)	665,980
Keith Modder	3,748	(2)	106,443	—		—
	5,911	(3)	167,872	—		—
	11,010	(4)	312,684	—		—
	14,469	(5)	410,920	—		—
	—		—	28,000	(7)	795,200
	—		—	25,690	(8)	729,596

(1)	Calculated using the closing price of $28.40 of the Company’s common stock on March 31, 2020, the last business day of the Company’s 2020 fiscal year.

(2)	One-third of the RSUs granted vest annually on each of June 1, 2018, 2019 and 2020.

(3)	One-third of the RSUs granted vest annually on each of June 1, 2019, 2020 and 2021.

(4)	One-third of the RSUs granted vest annually on each of June 1, 2020, 2021 and 2022.

(5)	Represents awards of PSUs granted on May 17, 2018 under the 2015 Plan that met performance targets but remain subject to time-based vesting through March 1, 2021.

(6)	Represents a one-time grant of RSUs to Mr. Kalia which was issued on November 14, 2016, with time-based vesting, which vests in 16 equal installments, each quarter beginning on December 1, 2016 and each 3-month anniversary thereafter. The award will be fully vested on September 1, 2020.

(7)	These one-time, long-term 5-year PSUs were granted on August 11, 2016 under the 2015 Plan. The 5-year PSUs are earned upon attainment of the Company's pre-established performance goals and objectives at any eligible fiscal quarter end within the 5-year performance period. See the section “Compensation Discussion and Analysis - Fiscal 2017 One-time Five-Year Performance Share Unit Grants” for more details on these grants.

(8)	These PSUs were granted on May 20, 2019 under the 2015 Plan. Represents the number of unearned shares equal to the target award for PSUs granted in fiscal 2020 with a two-year performance measurement period beginning April 1, 2019 and ending March 31, 2021. See “Compensation Discussion and Analysis- PSU Grants” for more details.

Fiscal 2020 Option Exercises and Stock Vested

The following table sets forth for each NEO certain information with respect to the exercise of stock options and the vesting of restricted stock awards during the fiscal year ended March 31, 2020:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Kris Canekeratne	—	—	229,855	9,856,904
Ranjan Kalia	—	—	56,957	2,425,036
Samir Dhir	—	—	52,563	2,219,325
Thomas R. Holler	—	—	50,473	2,164,910
Keith Modder	—	—	46,443	1,989,118

(1)	Amounts disclosed in this column were calculated based on the aggregate dollar amount realized by the NEO upon the vesting of the stock, computed by multiplying the number of shares of stock vesting by the market closing price of our common stock on the vesting date in accordance with regulations promulgated under the Exchange Act.

Pension Benefits

Our subsidiary, Virtusa (Sri Lanka) Private Limited, contributes to a defined benefit plan covering its respective employees in Sri Lanka as mandated by the Sri Lankan government. Benefits are based on the employee's years of service and compensation level. Except for Mr. Modder, none of our other NEOs are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

The following table summarizes the defined benefit plan of our Sri Lanka subsidiary for our fiscal year ended March 31, 2020:

2020 Pension Benefits

			Present Value of Accumulated Benefits		Payments During Last Fiscal Year
		Number of Years
		Credited Service
Name	Plan Name	(#)	($)(1)		($)
Keith Modder	Sri Lanka Benefit Gratuity Plan	19	249,458	(2)	—

(1)	Under the plan, an employee's pension (gratuity) benefits vest after five years of credited service and are payable in a lump sum amount upon retirement or separation of employment from the Company in an amount equal to one-half of an employee's basic monthly salary times the number of years of credited service. The amount reflected in the table represents the accumulated benefits payable at the end of fiscal 2020.

(2)	Amounts are recorded in Sri Lankan rupees and were translated into U.S. dollars using the fiscal year 2020 year-end exchange rate of $ 0.00557 per rupee.

Nonqualified Deferred Compensation

None of our NEOs are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

CEO Pay Ratio

In accordance with Item 402(u) of Regulation S-K, promulgated under the Dodd Frank Act, we determined the ratio of: (a) the annual total compensation of our CEO to (b) the annual total compensation of the median employee out of all our employees, except for our CEO, both calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

We are required to identify the median employee once every three years unless re-calculation of the median employee is necessary or appropriate in light of a change to our employee population or compensation arrangements that would significantly impact the pay ratio disclosure. For the fiscal year ended March 31, 2020, we finished the fiscal year with a total headcount of 22,830 as compared with a total headcount of 21,745 for the fiscal year ended March 31, 2019, which is net of voluntary and involuntary attrition. Our employee population increased by approximately 5% and, accordingly, we re-identified our median employee based on our global workforce of 22,830 employees as of March 31, 2020.

In identifying the worldwide median employee, as permitted by SEC rules, we used the consistently applied compensation measure of base salary as of March 31, 2020. We did not include independent contractors in the calculation. For purposes of this disclosure, we converted employee compensation from local currency to U.S. dollars using an average of monthly exchange rates for fiscal 2020.

The following table provides information, based on our reasonable estimates, about the relationship between the annual total compensation of our CEO and the median of the annual total compensation of all our employees (except for the CEO) as of March 31, 2020.

Median Employee Annual Total Compensation	CEO Annual Total Compensation	Pay Ratio (CEO : Median Employee)
$13,076	$8,235,743	630 : 1

We calculated the annual total compensation for the median employee in the same manner used to calculate total compensation for each of our NEOs as set forth in the “Summary Compensation Table” of this Amendment.

We operate in an employee-intensive industry and have a diverse, global workforce of more than 22,000 employees. The pay ratio and median annual total compensation disclosed above reflect that the bulk of our employees are located in countries that have significantly lower prevailing wages than the United States. The assumptions used in the calculation of our pay ratio are specific to our Company and our global employee population. As such, our pay ratio may not be comparable to the pay ratios of other companies, including companies in our compensation peer group.

The information disclosed in this section was developed and is provided solely to comply with specific legal requirements. We do not use this information in managing our Company. We do not believe this information provides stockholders with a useful mechanism for evaluating our management’s effectiveness, operating results, or business prospects, nor for comparing our Company with any other company in any meaningful respect.

Potential Payments Upon Termination or Change in Control

The following summaries set forth potential payments payable to these executive officers upon termination of employment by us other than for cause or by the executive for good reason, or a change in control of us under the executive agreements and our other compensation programs. Cause is defined under these agreements to include willful misconduct or non-performance of duties, certain violations of our policies, the commission of a felony or misdemeanor involving moral turpitude and the failure to cooperate in certain internal or other investigations. Good reason includes a material reduction in the executive's annual base salary or targeted annual cash compensation, a substantial diminution of the executive's responsibility or authority or a more than 50-mile relocation of the executive's primary business location. The compensation committee may, in its discretion, revise, amend or add to the benefits if it deems advisable.

Termination by us other than for cause or termination by executive for good reason, prior to a change in control.

Our executive agreements with our NEOs provide that if we terminate such executive's employment other than for cause, death or disability, or if such executive terminates his employment for good reason, the executive is entitled to a lump-sum severance payment (less applicable withholding taxes) equal to:

•	150% of Mr. Canekeratne’s annual base salary and annual target variable cash compensation;
•	100% of the annual base salary and annual target variable cash compensation of Messrs. Kalia, Dhir, Holler and Modder;
A prorated share of the annual target variable cash compensation bonus, if any, which the executive officer would have earned in the year in which the termination of employment occurs;

In addition, upon any such termination,

•	Mr. Canekeratne is entitled to continued health benefits for 18 months; and
•	Messrs. Kalia, Dhir, Holler and Modder are entitled to 12 months of continued health benefits.

The foregoing benefits are subject to the execution of a general release by the executive officer.

Termination by us other than for cause or termination by executive for good reason following a change in control.

Our executive agreements with our NEOs provide that, in the event of a termination of employment other than for cause, death or disability, or if such executive terminates his employment for good reason, within 24 months following a change in control, such executive is entitled to a lump-sum severance payment (less applicable withholding taxes) equal to:

•	200% of Mr. Canekeratne's annual base salary and annual target variable cash compensation,
•	150% of the annual base salary and annual target variable cash compensation of Messrs. Kalia, Dhir, Holler and Modder; and
•	A prorated share of the annual target variable cash compensation bonus, if any, which the executive officer would have earned in the year in which the termination of employment occurs.

In addition, upon any such termination,

•	Mr. Canekeratne is entitled to continued health benefits for 24 months; and
•	Messrs. Kalia, Dhir, Holler and Modder are entitled to 18 months of continued health benefits.
•	All unvested equity awards held by each such executive officer also become fully-vested and immediately exercisable.

The foregoing benefits are subject to the execution of a general release by the executive officer.

Automatic acceleration of vesting upon a change in control.

The terms of our executive agreements with our NEOs provide that the equity awards granted to such executive officers prior to November 2, 2017 will have their vesting accelerated by 12 months upon any change in control, regardless of whether there is a subsequent termination of employment. With respect to all equity awards granted after November 2, 2017, the acceleration of 12 months of vesting solely upon a change in control has been eliminated in the event that such awards are assumed, continued or substituted with equivalent awards following the change in control.

KRIS CANEKERATNE

The following table describes the potential payments and benefits upon employment termination or change in control for Kris Canekeratne, our chairman and CEO, as the triggering event occurred of March 31, 2020, the last business day of our last fiscal year and assuming that Mr. Canekeratne’s equity awards are assumed, continued or substituted with equivalent awards in a change in control.

Executive Benefits and Payments Upon Termination	Resignation for Good Reason	Termination by the Company for Other Than Cause	Termination by the Company for Other Than Cause or Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control
Base salary	$787,500	$787,500	$1,050,000	$-
Variable Cash Compensation (1)	802,500	802,500	1,070,000	-
Continued health benefits	15,709	15,709	20,945	-
Accrued vacation	40,387	40,387	40,387	-
Acceleration of restricted stock unit vesting(2)	-	-	7,460,396	324,413
Total	$1,646,096	$1,646,096	$9,641,728	$324,413

(1)	The variable cash compensation amounts reflected are based on the annual target variable cash compensation bonus and actual annual payouts under our VCCP for the fiscal year ended March 31, 2020.

(2)	As noted above, Mr. Canekeratne’s equity awards granted to him prior to November 2, 2017 are subject to 12-month acceleration of vesting upon a change in control, and become 100% fully-vested and immediately exercisable upon termination of his employment by the Company for other than cause, death or disability or resignation for good reason within 24 months following a change in control. RSUs and PSUs granted after November 2, 2017 are not subject to acceleration of 12 months vesting solely upon a change in control. The value of accelerated vesting of RSUs and PSUs is calculated by reference to the closing sale price of our common stock on the NASDAQ Stock Market on March 31, 2020 of $28.40.

RANJAN KALIA

The following table describes the potential payments and benefits upon employment termination or change in control for Ranjan Kalia, our executive vice president and CFO, as if the triggering event occurred as of March 31, 2020, the last business day of our last fiscal year and assuming that Mr. Kalia’s equity awards are assumed, continued or substituted with equivalent awards in a change in control.

Executive Benefits and Payments Upon Termination	Resignation for Good Reason	Termination by the Company for Other Than Cause	Termination by the Company for Other Than Cause or Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control
Base salary	$410,000	$410,000	$615,000	$-
Variable Cash Compensation - Actual (1)	290,000	290,000	435,000	-
Continued health benefits	10,472	10,472	15,709	-
Accrued vacation	23,384	23,384	23,384	-
Acceleration of restricted stock unit vesting(2)	-	-	2,096,687	173,893
Total	$733,856	$733,856	$3,185,780	$173,893

(1)	The variable cash compensation amounts reflected are based on the annual target variable cash compensation bonus and actual annual payouts under our VCCP for the fiscal year ended March 31, 2020.

(2)	As noted above, Mr. Kalia's equity awards granted to him prior to November 2, 2017 are subject to 12-month acceleration of vesting upon a change in control, and become 100% fully-vested and immediately exercisable upon termination of his employment by the Company for other than cause, death or disability or resignation for good reason within 24 months following a change in control. RSUs and PSUs granted after November 2, 2017 are not subject to acceleration of 12 months vesting solely upon a change in control. The value of accelerated vesting of RSUs and PSUs is calculated by reference to the closing sale price of our common stock on the NASDAQ Stock Market on March 31, 2020 of $28.40.

SAMIR DHIR

The following table describes the potential payments and benefits upon employment termination or change in control for Samir Dhir, our president and head of Americas, as if the triggering event occurred as of March 31, 2020, the last business day of our last fiscal year and assuming that Mr. Dhir’s equity awards are assumed, continued or substituted with equivalent awards in a change in control.

Executive Benefits and Payments Upon Termination	Resignation for Good Reason	Termination by the Company for Other Than Cause	Termination by the Company for Other Than Cause or Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control
Base salary	$410,000	$410,000	$615,000	$-
Variable Cash Compensation (1)	365,000	365,000	547,500	-
Continued health benefits	10,472	10,472	15,709	-
Accrued vacation	31,541	31,541	31,541	-
Acceleration of restricted stock unit vesting(2)	-	-	2,235,137	106,443
Total	$817,013	$817,013	$3,444,887	$106,443

(1)	The variable cash compensation amounts reflected are based on the annual target variable cash compensation bonus and actual annual payouts under our VCCP for the fiscal year ended March 31, 2020.

(2)	As noted above, Mr. Dhir’s equity awards granted to him prior to November 2, 2017 are subject to 12-month acceleration of vesting upon a change in control, and become 100% fully-vested and immediately exercisable upon termination of his employment by the Company for other than cause, death or disability or resignation for good reason within 24 months following a change in control. RSUs and PSUs granted after November 2, 2017 are not subject to acceleration of 12 months vesting solely upon a change in control. The value of accelerated vesting of RSUs and PSUs is calculated by reference to the closing sale price of our common stock on the NASDAQ Stock Market on March 31, 2020 of $28.40.

THOMAS R. HOLLER

The following table describes the potential payments and benefits upon employment termination or change in control for Thomas R. Holler, our executive vice president and chief strategy officer, as if the triggering event occurred as of March 31, 2020, the last business day of our last fiscal year and assuming that Mr. Holler’s equity awards are assumed, continued or substituted with equivalent awards in a change in control.

Executive Benefits and Payments Upon Termination	Resignation for Good Reason	Termination by the Company for Other Than Cause	Termination by the Company for Other Than Cause or Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control
Base salary	$375,000	$375,000	$562,500	$-
Variable Cash Compensation (1)	290,000	290,000	435,000	-
Continued health benefits	10,472	10,472	15,709	-
Accrued vacation	27,164	27,164	27,164	-
Acceleration of restricted stock unit vesting(2)	-	-	1,670,005	117,093
Total	$702,636	$702,636	$2,710,378	$117,093

(1)	The variable cash compensation amounts reflected are based on the annual target variable cash compensation bonus and actual annual payouts under our VCCP for the fiscal year ended March 31, 2020.

(2)	As noted above, Mr. Holler's equity awards granted to him prior to November 2, 2017 are subject to 12-month acceleration of vesting upon a change in control, and become 100% fully-vested and immediately exercisable upon termination of his employment by the Company for other than cause, death or disability or resignation for good reason within 24 months following a change in control. RSUs and PSUs granted after November 2, 2017 are not subject to acceleration of 12 months vesting solely upon a change in control. The value of accelerated vesting of RSUs and PSUs is calculated by reference to the closing sale price of our common stock on the NASDAQ Stock Market on March 31, 2020 of $28.40.

KEITH MODDER

The following table describes the potential payments and benefits upon employment termination or change in control for Keith Modder, our executive vice president, chief operating officer and managing director, EMEA, as if the triggering event occurred as of March 31, 2020, the last business day of our last fiscal year and assuming that Mr. Modder’s equity awards are assumed, continued or substituted with equivalent awards in a change in control. All cash amounts in U.S. dollars in the table below would be paid in Sri Lankan rupees.

Executive Benefits and Payments Upon Termination	Resignation for Good Reason	Termination by the Company for Other Than Cause	Termination by the Company for Other Than Cause or Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control
Base salary	$325,000	$325,000	$487,500	$-
Variable Cash Compensation (1)	270,000	270,000	405,000	-
Continued health benefits	18,926	18,926	28,389	-
Accrued vacation	24,021	24,021	24,021	-
Acceleration of restricted stock unit vesting(2)	-	-	1,727,516	106,443
Total	$637,947	$637,947	$2,672,426	$106,443

(1)	The variable cash compensation amounts reflected are based on the annual target variable cash compensation bonus and actual annual payouts under our VCCP for the fiscal year ended March 31, 2020.

(2)	As noted above, Mr. Modder’s equity awards granted to him prior to November 2, 2017 are subject to 12-month acceleration of vesting upon a change in control, and become 100% fully-vested and immediately exercisable upon termination of his employment by the Company for other than cause, death or disability or resignation for good reason within 24 months following a change in control. RSUs and PSUs granted after November 2, 2017 are not subject to acceleration of 12 months vesting solely upon a change in control. The value of accelerated vesting of RSUs and PSUs is calculated by reference to the closing sale price of our common stock on the NASDAQ Stock Market on March 31, 2020 of $28.40.

Director Compensation

Our non-employee directors are compensated under our fourth amended and restated non-employee director compensation policy, as amended, or our non-employee director compensation policy. It is designed to provide competitive compensation to attract, motivate and retain highly qualified non-employee directors in alignment with stockholder interests.

Under our non-employee director compensation policy, each director receives an annual cash retainer and an annual equity grant of restricted stock units. Additional annual cash compensation is paid to the lead independent director and chairperson of each committee due to the additional time, effort and expertise required for these roles. In addition, new non-employee directors receive an initial equity award of restricted stock units upon joining the board. Directors who are also our employees receive no additional compensation for serving on the board of directors. All cash payments are made on a quarterly basis.

Upon recommendation of the compensation committee, the Independent Board approved a fourth amended and restated non-employee director compensation policy, effective December 5, 2017. For fiscal 2020, no further change were made to the director fees as set forth below:

Fiscal Year 2020 Director Compensation
Annual Cash Retainer Fee	$60,000
Additional Cash Retainer Fees for the following positions:
• Lead Independent Director	$30,000
• Chairman of the Audit Committee	$22,000
• Chairman of the Compensation Committee	$15,000
• Chairman of the Nominating and Corporate Governance Committee	$10,000
• Chairman of the Finance Committee (1)	$10,000
Dollar Value of Annual Equity Grant (2)	$140,000
Dollar Value of Initial Equity Grant (2)	$50,000

(1)	The finance committee was dissolved on November 26, 2019 in favor of an ad hoc M&A committee which may review strategic M&A opportunities from time to time.

(2)	The number of shares subject to the equity award is determined by dividing the dollar value of the equity grant by the fair market value of a share of our common stock on the date of grant, which is equal to the closing price of our common stock on such date.

Annual Equity Grant

Each restricted stock unit award granted to a non-employee director under the non-employee director compensation policy is made at the board of directors’ meeting immediately following our annual meeting. These restricted stock units vest in three equal installments annually at a rate of 33.33%, with the first installment vesting on the September 1 following the board meeting giving rise to the directors' annual equity award grant, and remaining restricted stock units vesting on each of the next two anniversaries of September 1. The vesting of all equity awards granted to our non-employee directors will also accelerate by 12 months in the event of a change in control.

Initial Equity Grant

Under the non-employee director compensation policy, the one-time, initial restricted stock unit award vests in three equal installments annually at a rate of 33.33%, with the first vesting date on the anniversary of the first day of the third month of the quarter following the director's appointment to the board of directors. See also changes to our director compensation policy for the fiscal year ending March 31, 2021 in section “Cash and Equity Compensation for Non-Employee Directors for Fiscal 2021” below.

Expense Reimbursement

We reimburse all non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or any committees thereof.

The following table sets forth a summary of the compensation earned by or paid to our non-employee directors for our fiscal year ended March 31, 2020:

2020 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Izhar Armony	60,000	139,972	—	—	—	—	199,972
Rowland T. Moriarty (a)	100,000	139,972	—	—	—	—	239,972
William K. O’Brien (b)	75,000	139,972	—	—	—	—	214,972
Al-Noor Ramji	60,000	139,972	—	—	—	—	199,972
Barry R. Nearhos (c)	82,000	139,972	—	—	—	—	221,972
Joseph G. Doody	60,000	139,972	—	—	—	—	199,972
Vikram S. Pandit (d)	66,549	139,972	—	—	—	—	206,521
Deborah C. Hopkins	60,000	139,972	—	—	—	—	199,972

(1)	Represents the cash fees earned during fiscal 2020. We pay these fees promptly after the quarter in which they are earned.
(a)	Mr. Moriarty’s cash fees earned include an annual fee of $10,000 as chairman of the nominating and corporate governance committee and $30,000 as lead independent director.
(b)	Mr. O'Brien’s cash fees earned include $15,000 as chairman of the compensation committee.

(c)	Mr. Nearhos’ cash fees earned include an annual fee of $22,000 as chairman of the audit committee.
(d)	Mr. Pandit's cash fees earned include a prorated amount of $6,549 (based on $10,000 fee) as chairman of the finance committee. The finance committee was dissolved on November 26, 2019.

(2)	Represents the aggregate grant date fair value of the restricted stock units granted on September 17, 2019, determined in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting. The grant date fair value of each share of stock underlying these awards is $39.34

The non-employee members of our board of directors who held such positions as of March 31, 2020 held the following aggregate number of shares underlying unexercised options and unvested restricted stock units as of such date:

Name	Number of Securities Underlying Unexercised Options	Number of Unvested Restricted Stock Units
Izhar Armony	20,092	6,235
Rowland T. Moriarty	2,665	6,235
William K. O’Brien	20,092	6,235
Al-Noor Ramji	22,921	6,235
Barry R. Nearhos	—	6,235
Joseph G. Doody	—	6,235
Vikram S. Pandit	—	6,781
Deborah C. Hopkins	—	5,791

The following table shows the grant of restricted stock units made to the non-employee members of our board of directors during the fiscal year ended March 31, 2020:

Name	Grant Date	Number of Shares Underlying Restricted Stock Units
Izhar Armony	09/17/2019	3,558
Rowland T. Moriarty	09/17/2019	3,558
William K. O’Brien	09/17/2019	3,558
Al-Noor Ramji	09/17/2019	3,558
Barry R. Nearhos	09/17/2019	3,558
Joseph G. Doody	09/17/2019	3,558
Vikram S. Pandit	09/17/2019	3,558
Deborah C. Hopkins	09/17/2019	3,558

Cash and Equity Compensation for Non-Employee Directors for Fiscal 2021

The compensation committee, with the assistance of its independent compensation consultant, performed a review of the Company's compensation for non-employee directors. Based on market data, including data for our peer group, on June 18, 2020, the compensation committee recommended, and the Independent Board approved, an increase to the one-time, initial equity grant value (to $100,000 from $50,000). These restricted stock units will vest over three years in three equal instalments at a rate of 33.33% per year, with the first vesting date to occur on the one-year anniversary of the first day of the month in which such director is appointed to the board. Additionally, due to the COVID-19 pandemic and impact on our business and our clients, effective April 1, 2020, our board of directors approved a temporary reduction of 20% of the annual cash retainer payable to all our independent members of the board of directors (from $60,000 to $48,000) for the fiscal year ending March 31, 2021.

Compensation Committee Interlocks and Insider Participation

During our fiscal year ended March 31, 2020, Messrs. O'Brien, Ramji, Doody and Pandit served as members of the compensation committee. No member of the compensation committee was an employee or former employee of us or any of our subsidiaries, or had any relationship with us requiring disclosure herein.

During our fiscal year ended March 31, 2020, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee; (ii) a director of another entity, one of whose executive officers served on our compensation committee; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Committee Report

The compensation committee has reviewed and discussed the CD&A for the fiscal year ended March 31, 2020 with management. In reliance on the review and discussion referred to above, the compensation committee has approved the CD&A, and has recommended to the board of directors, and the board of directors has approved, the CD&A for inclusion in this Amendment for the fiscal year ended March 31, 2020 for filing with the SEC.

Respectfully submitted by the

Compensation Committee,

William K. O’Brien (chairman)

Al-Noor Ramji

Joseph G. Doody

Vikram S. Pandit

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock at July 15, 2020: (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock and Series A Preferred Stock; (ii) by each director or nominee; (iii) by each named executive officer; and (iv) by all directors and executive officers as a group. Unless otherwise noted below, the address of each person listed on the table is c/o Virtusa Corporation, 132 Turnpike Road, Southborough, Massachusetts 01772.

			Number of
			Shares of
			Series A
	Number of	Percentage	Convertible	Percentage
	Common Shares	of Class	Preferred Stock	of Class
	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned(1)	Owned(2)	Owned	Owned(2)
Five percent stockholders:
Black Rock, Inc.(3)	4,465,979	13.43%	-	*
55 East 52nd Street
New York, NY 10022
Orogen Viper LLC(4)	3,000,000	9.02%	108,000	100.00%
One Rockefeller Plaza
New York, NY 10020
New Mountain Vantage Advisers, L.L.C.(5)	2,706,161	8.14%	-	*
787 Seventh Avenue, 49th Floor
New York, NY 10019
The Vanguard Group(6)	2,529,854	7.61%
100 Vanguard Blvd.
Malvern, PA 19355
New York, NY 10020
Executive officers and directors:
Kris Canekeratne(7)	693,796	2.09%	-	*
Ranjan Kalia(8)	123,942	*	-	*
Samir Dhir(9)	84,933	*	-	*
Thomas R. Holler(10)	40,630	*	-	*
Keith Modder(11)	204,650	*	-	*
Izhar Armony(12)	36,942	*	-	*
Rowland T. Moriarty(13)	459,601	1.38%	-	*
William K. O'Brien(14)	35,767	*	-	*
Al-Noor Ramji(15)	38,596	*	-	*
Barry R. Nearhos(16)	14,049	*	-	*
Joseph G. Doody(17)	15,046	*	-	*
Vikram S. Pandit(18)	8,650	*	-	*
Deborah C. Hopkins(19)	3,416	*	-	*
Abidali Neemuchwala(20)	365	*	-	*
All executive officers, directors and nominees as a group (15 persons) (21)	1,820,843	5.47%

* Represents less than 1% of the outstanding common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated below, to our knowledge, all persons listed above have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Pursuant to the rules of the SEC, the number of shares of common stock deemed outstanding for a person or group includes shares issuable pursuant to options held by such person or group that are currently exercisable or may be exercised within 60 days of July 15, 2020 or shares issuable upon conversion of the Series A Preferred Stock, if applicable.

(2)	Applicable percentage of beneficial ownership for a person as of July 15, 2020 is based upon 33,246,972 shares outstanding at July 15, 2020 (including 3,000,000 shares of common stock issuable upon conversion of the Series A Preferred Stock), and those shares issuable pursuant to options held by such person or group that are currently exercisable or may be exercised within 60 days of July 15, 2020. We did not deem these shares issuable upon exercise of options outstanding, however, for the purpose of computing the percentage ownership of any other person.

(3)	Information herein is based on Schedule 13G/A filed by BlackRock, Inc. on February 4, 2020. The Schedule 13G/A provides that BlackRock, Inc. owns in the aggregate 4,465,979 shares of common stock and that it has sole power to vote or direct the voting of 4,408,930 of such shares and to dispose or direct the disposition of 4,465,979 of such shares. BlackRock, Inc. is deemed to be the beneficial owner of the shares as a result of BlackRock, Inc. acting as a parent holding company or control person in accordance with Section 240.13d-1(b)(1)(ii)(G) of the Exchange Act.

(4)	Information herein is based on Schedule 13D/A filed by Orogen Viper LLC on May 22, 2017. The Schedule 13D provides that Orogen Viper LLC owns in the aggregate 3,000,000 shares of common stock, issuable upon conversion of 108,000 shares of Series A Preferred Stock. Orogen Viper LLC has shared voting power and shared dispositive power with respect to 3,000,000 of the shares of common stock beneficially owned with Orogen Holdings LLC, Vikram S. Pandit, Atairos-Orogen Holdings, LLC, Atairos Group, Inc., Atairos Partners, L.P., Atairos Partners GP, Inc., and Michael J. Angelakis. Mr. Vikram S. Pandit is Chairman and CEO of Orogen Viper LLC.

(5)	Information herein is based on Schedule 13D/A filed by New Mountain Vantage Advisors, L.L.C. on July 7, 2020. The Schedule 13D/A provides that New Mountain Vantage Advisors, L.L.C. owns in the aggregate 2,706,161 shares of common stock and has shared voting power and shared dispositive power with respect to 2,706,161 shares beneficially owned with New Mountain Vantage GP, L.L.C and Steven B. Klinsky. New Mountain Vantage LO, L.P. is the beneficial owner of 28,517 shares, shared voting power with respect to 28,517 shares and shared dispositive power with respect to 28,517 shares. New Mountain Vantage Focus, L.P. is the beneficial owner of 144,256 shares, shared voting power with respect to 144,256 shares and shared dispositive power with respect to 144,256 shares. New Mountain Vantage (California) II, L.P. is the beneficial owner of 534,594 shares, shared voting power with respect to 534,594 shares and shared dispositive power with respect to 534,594 shares. New Mountain Vantage, L.P. is the beneficial owner of 478,923 shares, shared voting power with respect to 478,923 shares and shared dispositive power with respect to 478,923 shares. New Mountain Vantage Co-Invest II, L.P. is the beneficial owner of 1,519,871 shares, shared voting power with respect to 1,519,871 shares and shared dispositive power with respect to 1,519,871 shares. Steven B. Klinsky is the sole managing member of New Mountain Vantage GP, L.L.C. and the sole member of New Mountain Vantage Advisers, L.L.C.

(6)	Information herein is based on Schedule 13G/A filed by The Vanguard Group Inc. on February 12, 2020. The Schedule 13G/A provides that The Vanguard Group Inc. owns in the aggregate 2,529,854 shares of common stock, sole voting power with respect to 60,548 shares, shared voting power with respect to 4,482 shares, sole dispositive power with respect to 2,468,665 shares and shared dispositive power with respect to 61,189 shares. Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 56,707 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd. (“VIA”), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 8,323 shares as a result of its serving as investment manager of Australian investment offerings. The Vanguard Group, Inc. is deemed to be the beneficial owner of the shares as a result of The Vanguard Group, Inc. acting as an investment adviser in accordance with Section 240.13d-1(b)(1)(ii)(E) of the Exchange Act.

(7)	Consists of 512,281 shares held directly by Mr. Canekeratne; 69,911 shares owned by Tushara Canekeratne, the spouse of Mr. Canekeratne and a former executive officer of the Company; 41,110 shares held by the Kris Canekeratne Irrevocable Trust; 41,110 shares held by the Tushara Canekeratne Irrevocable Trust; 14,692 shares held by the Kavan A. Canekeratne IDI Trust and 14,692 shares held by the Shane A. Canekeratne IDI Trust. The number of shares held by Mr. Canekeratne excludes 78,549 PSUs which were conditionally earned with respect to the fiscal year ended March 31, 2019, but remain subject to time-based vesting and that are not scheduled to vest within 60 days of July 15, 2020. Also excludes 113,455 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(8)	Consists of 32,803 shares held directly by Mr. Kalia and 91,859 held in the Anuranjan K. Kalia Trust, u/d/t dated April 12, 2018 for the benefit of Mr. Kalia who is the beneficiary and sole trustee of the Trust and has sole power to vote and dispose the shares. Includes 1,000 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. The number of shares held by Mr. Kalia excludes 18,604 PSUs which were conditionally earned with respect to the fiscal year ended March 31, 2019, but remain subject to time-based vesting and that are not scheduled to vest within 60 days of July 15, 2020. Also excludes 40,257 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(9)	Consists of 84,933 shares held directly by Mr. Dhir. The number of shares held by Mr. Dhir excludes 23,254 PSUs were conditionally earned with respect to the fiscal year ended March 31, 2019, but remain subject to time-based vesting and that are not scheduled to vest within 60 days of July 15, 2020. Also excludes 41,816 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(10)	Consists of 40,630 shares held directly by Mr. Holler. The number of shares held by Mr. Holler excludes 15,037 PSUs which were conditionally earned with respect to the fiscal year ended March 31, 2019, but remain subject to time-based vesting and that are not scheduled to vest within 60 days of July 15, 2020. Also excludes 32,491 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(11)	Consists of 204,650 shares held directly by Mr. Modder. The number of shares held by Mr. Modder excludes 14,469 PSUs which are conditionally earned with respect to the fiscal years ended March 31, 2019, but remain subject to time-based vesting and that are not scheduled to vest within 60 days of July 15, 2020. Also excludes 35,187 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(12)	Consists of 13,811 shares held directly by Mr. Armony and 20,092 shares issuable to Mr. Armony upon the exercise of stock options exercisable within 60 days of July 15, 2020. Includes 3,039 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,196 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares. Mr. Armony is a general partner of the general partner of Charles River Partnership XI, L.P. Pursuant to the terms of the Charles River Partnership XI, L.P. partnership agreement, Mr. Armony is obligated to transfer the stock options held by him, or the underlying shares or proceeds from the exercise and sale thereof, to charity.

(13)	Consists of 120,074 shares held directly by Mr. Moriarty, 234,456 shares held by Rubex LLC, a limited liability company of which Mr. Moriarty is chief investment officer; 59,195 shares held by Movex, LLC, a limited liability company of which Mr. Moriarty exerts voting and investment control; 39,500 shares held by the Moriarty Family Charitable Foundation of which Mr. Moriarty's spouse is the trustee; 672 shares held by the Charles Moriarty Trust of which Mr. Moriarty exerts voting and investment control and 2,665 shares issuable to Mr. Moriarty upon the exercise of stock options exercisable within 60 days of July 15, 2020. Includes 3,039 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,196 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares. Mr. Moriarty disclaims any beneficial ownership of the shares held by Rubex LLC, Movex, LLC, Charles Moriarty Trust and the Moriarty Family Charitable Foundation, except to the extent of his pecuniary interest, if any.

(14)	Includes 12,636 shares held directly by Mr. O’Brien and 20,092 shares issuable to Mr. O’Brien upon the exercise of stock options exercisable within 60 days of July 15, 2020. Includes 3,039 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,196 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(15)	Includes 12,636 shares held directly by Mr. Ramji and 22,921 shares issuable to Mr. Ramji upon the exercise of stock options exercisable within 60 days of July 15, 2020. Includes 3,039 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,196 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(16)	Includes 11,010 shares held directly by Mr. Nearhos. Includes 3,039 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,196 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(17)	Includes 12,007 shares held directly by Mr. Doody. Includes 3,039 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,196 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(18)	Includes 5,611 shares held directly by Mr. Pandit. Includes 3,039 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,196 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(19)	Includes 1,115 shares held directly by Ms. Hopkins. Includes 2,301 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,490 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(20)	Includes 365 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes 3,868 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantee retains no voting rights in RSUs until settlement of the underlying shares.

(21)	Includes an aggregate of 65,770 shares issuable upon exercise of stock options exercisable within 60 days of July 15, 2020 held by our six executive officers (including our EVP and CPO) and nine independent directors. The number of shares held by these executive officers and directors excludes an aggregate of 163,349 PSUs which were conditionally earned with respect to the fiscal year ended March 31, 2019, but remain subject to time-based vesting and that are not scheduled to vest within 60 days of July 15, 2020. Includes an aggregate of 24,939 RSUs subject to time-based vesting that are scheduled to vest within 60 days of July 15, 2020. Excludes an aggregate of 322,025 RSUs subject to time-based vesting that are not scheduled to vest within 60 days of July 15, 2020. The grantees retain no voting rights in RSUs until settlement of the underlying shares.

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of March 31, 2020, consisting of the 2015 Plan and the 2007 Stock Option and Incentive Plan:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a)) (c)
Equity compensation plans approved by security holders	1,464,060 (1)	17.87(2)	945,643

(1)	Includes 113,896 shares of common stock issuable upon exercise of outstanding options, 508,479 unvested RSUs subject to time-based vesting and 841,685 unvested RSUs outstanding issuable upon the vesting of performance shares if specified performance metrics are achieved.

(2)	Since RSUs do not have any exercise price, such units are not included in the weighted average exercise price calculation.

Item 13. Certain Relationships and Related Transaction, and Director Independence

Related Party Transactions

Other than compensation agreements, which are described above, since April 1, 2019, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

Our Independent Board has adopted a written related party transaction approval policy, which sets forth our policies and procedures for the review, approval or ratification of any transaction required to be reported in our filings with the SEC. Our policy with regard to related party transactions is that all related party transactions are to be reviewed by our general counsel, who will determine whether the contemplated transaction or arrangement requires the approval of the Independent Board, the audit committee, both or neither.

Independence of Directors

Our board of directors has determined that Messrs. Armony, Moriarty, O'Brien, Ramji, Nearhos, Doody, Neemuchwala and Pandit, and Ms. Hopkins are independent within the meaning of the director independence standards of Nasdaq and the SEC, including Rule 10A-3(b)(1) under the Exchange Act. Furthermore, the board of directors has determined that each member of each of the committees of the board of directors is independent within the meaning of the director independence standards of Nasdaq and the SEC.

Item 14. Principal Accountant Fees and Services

Fees Billed by KPMG LLP

The following table shows the aggregate fees for professional services rendered by our principal accountant, KPMG LLP, to us during the fiscal years ended March 31, 2020 and 2019:

	2020	2019
Audit Fees	$2,171,000	$2,430,000
Audit-Related Fees	183,512	30,108
Tax Fees	15,272	256,010
All Other Fees	15,573	59,913
Total	$2,385,357	$2,776,031

Audit fees

Audit fees for both years consist of fees for professional services associated with the audit of our annual consolidated financial statements, the review of the consolidated interim financial statements and the audit of our internal control over financial reporting. These fees also include fees for services that are normally provided in connection with statutory audit and regulatory filings.

Audit-related fees

Fees for audit-related services consist of fees for statutory audit certification services and other services that were reasonably related to the performance of audits or reviews of our financial statements and are not reported above under "Audit fees." The increase in audit-related services from fiscal year 2019 to 2020 was primarily due to financial due diligence services in fiscal 2020.

Tax fees

Tax fees primarily consists of international tax consulting services. The audit committee has determined that the provision of these services to us by KPMG is compatible with maintaining their independence. The decrease in tax fees from fiscal year 2019 to 2020 was attributable to consulting services related to the Tax Cuts and Jobs Act provided in fiscal year 2019.

All other fees

All other fees relate to permissible non-audit services, and primarily include Capability Maturity Model Integration services.

All of the foregoing fees were pre-approved by the audit committee.

Audit committee pre-approval process of fees

The audit committee of the board of directors has implemented procedures under our audit committee pre-approval policy for audit and non-audit services (the "Pre-Approval Policy") to ensure that all audit and permitted non-audit services to be provided to us have been pre-approved by the audit committee. Specifically, the audit committee pre-approves the use of KPMG LLP for specific audit and non-audit services, within approved monetary limits. If a proposed service has not been pre-approved pursuant to the Pre-Approval Policy, then it must be specifically pre-approved by the audit committee before it may be provided by KPMG LLP. Any pre-approved services exceeding the pre-approved monetary limits require specific approval by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Original Form 10-K.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Form 10-K.

3.	Exhibits

We have filed (or incorporated by reference) the exhibits listed on the accompanying Exhibit Index, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1++	Equity Purchase Agreement by and among the Company, eTouch Systems Corp., and the equity holders thereof and Ani Gadre as equityholder representative, dated as of March 12, 2018 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on March 13, 2018 and incorporated by reference herein).

2.2++	Share Purchase Agreement by and among Virtusa Software Services Private Limited, Virtusa Consulting Services Private Limited, eTouch Systems (India) Pvt. Ltd and the equity holders thereof, dated as of March 12, 2018 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on March 13, 2018 and incorporated by reference herein).

2.3++	Share Purchase Agreement dated as of November 5, 2015 by and among Virtusa Consulting & Services Private Limited, the stockholders listed in Schedules I and II therein and Polaris Consulting Services & Limited (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on November 5, 2015 and incorporated by reference herein).

2.4++	Amendment to Share Purchase Agreement, dated as of February 25, 2016, by and among the Company, Polaris Consulting & Services Limited and the other parties thereto (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on March 2, 2016 and incorporated by reference herein).

3.1	Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on August 1, 2017 and incorporated by reference herein)

3.2	Amendment No. 1 to Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated by reference herein).

3.3	Form of Seventh Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333- 141952) and incorporated herein by reference).

4.1	Specimen certificate evidencing shares of the Registrant’s common stock (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

4.2	Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A Convertible Preferred Stock (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

4.3	Certificate of the Powers, Designations, Preferences and Rights of the 3.875% Series A-1 Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

4.4	Description of Virtusa Corporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (previously filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

10.1	Lease by and between the Registrant and 132 Turnpike Road LLC dated as of October 23, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed November 8, 2017 and incorporated herein by reference).

10.2	Lease by and between Orion Development (Private) Limited and Virtusa (Private) Limited, dated as of November 17, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed February 8, 2018 and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.3	Lease Deed by and between Andhra Pradesh Industrial Infrastructure Corporation Limited and Virtusa (India) Private Limited dated as of August 22, 2007 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed September 7, 2007 and incorporated herein by reference).

10.4	Co-Developer Agreement and Lease Deed between the Registrant and APIICL, a state government agency in India, dated as of March 2007 (previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.5++	Investment Agreement, dated as of May 3, 2017, between the Company and Orogen Viper LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed May 3, 2017 and incorporated by reference herein).

10.6+	Form of Indemnification Agreement between the Registrant and each of its directors (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (Registration No. 333-141952) and incorporated herein by reference).

10.7+	Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Kris Canekeratne (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed July 27, 2018 and incorporated herein by reference).

10.8+	Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Ranjan Kalia (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 0001-33625) filed July 27, 2018 and incorporated herein by reference).

10.9+	Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Thomas R. Holler (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 0001-33625) filed July 27, 2018 and incorporated herein by reference).

10.10+	Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Roger Keith Modder (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 0001-33625) filed July 27, 2018 and incorporated herein by reference).

10.11+	Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Samir Dhir (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated herein by reference).

10.12+	Amended and Restated Executive Agreement, dated July 25, 2018, by and between the Registrant and Sundar Narayanan (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on July 27, 2018 and incorporated herein by reference).

10.13+	2007 Stock Option and Incentive Plan, including Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, and Form of Employee Restricted Stock Agreement (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed June 3, 2008 and incorporated herein by reference).

10.14+	Form of Deferred Stock Award Agreement under the 2007 Stock Option and Incentive Plan (previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 27, 2011 and incorporated herein by reference).

10.15+	Virtusa Corporation 2015 Stock Option and Incentive Plan, including, Form of Non-Qualified Stock Option Agreement for Company Employees, Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, Form of Non-Qualified Stock Option Agreement for Company Employees—INDIA, Form of Employee Restricted Stock Award Agreement, Form of Restricted Stock Award Agreement for Non-Employee Directors Form of Employee Restricted Stock Award Agreement—INDIA, Form of Employee Restricted Stock Unit Agreement, Form of Restricted Stock Unit Agreement for Non-Employee Directors, Form of Employee Restricted Stock Unit Agreement—INDIA, Form of Employee Performance Based Restricted Stock Award Agreement, Form of Employee Performance Based Restricted Stock Award Agreement—INDIA, Form of Employee Performance Based Restricted Stock Unit Agreement, Form of Employee Performance Based Restricted Stock Unit Agreement—INDIA (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed September 4, 2015 and incorporated by reference herein).

10.16+	Fourth Amended and Restated Director Compensation Policy, effective December 5, 2017 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed December 7, 2017 and incorporated herein by reference).

10.17†	Master Professional Services Agreement (CITI-CONTRACT-14084-2015) dated as of July 1, 2015 by and between Polaris Consulting & Services Limited and Citigroup Technology, Inc. (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 8, 2016 and incorporated herein by reference).

10.18†	Amendment #1 to Polaris Master Professional Services Agreement and Termination of Virtusa Master Professional Services Agreement by and among Polaris Consulting & Services Limited, Citigroup Technology, Inc. and the Registrant, dated as of November 5, 2015 (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q/A (File No. 001-33625) filed on May 23, 2016 and incorporated herein by reference).

10.19	Amendment #2 to Master Professional Services Agreement by and between Polaris Consulting & Services Limited and Citigroup Technology, Inc., effective as of March 1, 2016 (previously filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed on May 27, 2016, and incorporated herein by reference).

10.20	Amendment #2 to Master Professional Services Agreement (CITI-CONTRACT-14084-2015) by and between Polaris Consulting & Services Limited and Citigroup Technology, Inc., dated as of May 1, 2017 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on August 8, 2017 and incorporated herein by reference).

Exhibit No.	Exhibit Title
10.21††	Amendment #5 to Master Professional Services Agreement, by and between Virtusa Corporation and Citigroup Technology, Inc., dated December 31, 2019 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33625) filed on February 7, 2020 and incorporated herein by reference).

10.22	Amended and Restated Credit Agreement, dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners and lead arrangers (previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed on May 24, 2019 and incorporated herein by reference).

10.23	Amendment No. 1 to Amended and Restated Credit Agreement, dated March 12, 2018 with JPMorgan Chase Bank, N.A. and the lenders party thereto (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed March 13, 2018 and incorporated by reference herein).

10.24	Amendment No. 2 to Amended and Restated Credit Agreement dated October 15, 2019, by and among Virtusa Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8 -K (File No. 001-33625), filed October 17, 2019, and incorporated by reference herein).

21.1	Subsidiaries of Registrant (previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

23.1	Consent of KPMG LLP (previously filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

24.1	Power of Attorney (included on signature page to Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

31.2	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

31.3*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of principal accounting and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (previously filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

32.2**	Certification of principal accounting and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350 (previously furnished as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

101. INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document (previously filed as Exhibit 101.INS to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (previously filed as Exhibit 101.SCH to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (previously filed as Exhibit 101.CAL to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (previously filed as Exhibit 101.DEF to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (previously filed as Exhibit 101.LAB to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (previously filed as Exhibit 101.PRE to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed May 28, 2020 and incorporated herein by reference).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

+	Indicates a management contract or compensation plan, contract or arrangement.

++	Schedules (or similar attachments) to the applicable share or stock purchase agreement or asset purchase agreement, as the case may be, have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company supplementally will furnish copies of such omitted schedules (or similar attachments) to the Securities and Exchange Commission upon request.

†	Confidential treatment has been granted for certain provisions of this Exhibit.

††	Certain portions of this exhibit (indicated by brackets and asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished with the Registrants Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2020. This certification shall not be deemed filed for any purpose, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933, amended or the Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIRTUSA CORPORATION

July 29, 2020	By:	/s/ Kris Canekeratne

Kris Canekeratne
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KRIS CANEKERATNE	Chairman and Chief Executive Officer (Principal	July 29, 2020
Kris Canekeratne	Executive Officer)

/s/ RANJAN KALIA	Executive Vice President and Chief Financial	July 29, 2020
Ranjan Kalia	Officer (Principal Financial and Accounting Officer)

*	Director	July 29, 2020
Izhar Armony

*	Director	July 29, 2020
Vikram S. Pandit

*	Director	July 29, 2020
Rowland Moriarty

*	Director	July 29, 2020
William K. O’Brien

*	Director	July 29, 2020
Al-Noor Ramji

*	Director	July 29, 2020
Barry R. Nearhos

*	Director	July 29, 2020
Deborah C. Hopkins

*	Director	July 29, 2020
Joseph Doody

/s/ ABIDALI NEEMUCHWALA	Director	July 29, 2020
Abidali Neemuchwala

*By	/s/ KRIS CANEKERATNE
Kris Canekeratne
Attorney-in-Fact