Form 10-Q
period 2020-06-30
VIRTUSA CORP
filed 2020-07-31
CIK 1207074

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of July 27, 2020:

Class	Number of Shares
Common Stock, par value $.01 per share	30,246,972

Virtusa Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$285,277	$290,837
Short-term investments	4,035	9,785
Accounts receivable, net of allowance of $1,401 and $1,541 at June 30, 2020 and March 31, 2020, respectively	141,358	148,950
Unbilled accounts receivable	91,880	137,839
Prepaid expenses	62,405	55,574
Restricted cash	324	659
Asset held for sale	8,281	8,334
Other current assets	30,954	29,214
Total current assets	624,514	681,192
Property and equipment, net	99,323	101,250
Operating lease right-of-use assets	44,602	48,684
Investments accounted for using equity method	1,321	1,336
Long-term investments	7	4
Deferred income taxes	30,739	30,225
Goodwill	291,743	296,493
Intangible assets, net	126,767	130,903
Other long-term assets	44,589	46,980
Total assets	$1,263,605	$1,337,067
Liabilities, Series A Convertible Preferred Stock, and Stockholders’ equity
Current liabilities:
Accounts payable	$43,097	$38,537
Accrued employee compensation and benefits	55,775	79,373
Deferred revenue	10,823	8,054
Accrued expenses and other	92,763	95,124
Current portion of long-term debt	17,192	16,043
Operating lease liabilities	11,605	11,543
Income taxes payable	4,024	3,233
Total current liabilities	235,279	251,907
Deferred income taxes	15,806	16,067
Operating lease liabilities, noncurrent	38,773	41,697
Long-term debt, less current portion	419,205	480,154
Long-term liabilities	43,876	42,475
Total liabilities	752,939	832,300
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at June 30, 2020 and March 31, 2020; redemption amount and liquidation preference of $108,000 at June 30, 2020 and March 31, 2020	107,367	107,326
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at June 30, 2020 and March 31, 2020	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at June 30, 2020 and March 31, 2020; issued 33,632,544 and 33,518,389 shares at June 30, 2020 and March 31, 2020, respectively; outstanding 30,246,980 and 30,132,825 shares at June 30, 2020 and March 31, 2020, respectively	336	335
Treasury stock, 3,385,564 common shares, at cost, at June 30, 2020 and March 31, 2020	(58,332)	(58,332)
Additional paid-in capital	248,631	246,862
Retained earnings	293,638	293,831
Accumulated other comprehensive loss	(80,974)	(85,255)
Total Stockholders' equity	403,299	397,441
Total liabilities, Series A convertible preferred stock, and stockholders’ equity	$1,263,605	$1,337,067

See accompanying notes to unaudited consolidated financial statement

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2020	2019
Revenue	$301,064	$319,024
Costs of revenue	232,460	234,735
Gross profit	68,604	84,289
Operating expenses:
Selling, general and administrative expenses	61,449	70,861
Income from operations	7,155	13,428
Other income (expense):
Interest income	276	673
Interest expense	(5,299)	(4,908)
Foreign currency transaction gains (losses), net	(1,241)	1,202
Other, net	307	364
Total other expense	(5,957)	(2,669)
Income before income tax expense	1,198	10,759
Income tax expense	304	4,739
Net income	894	6,020
Less: net income attributable to noncontrolling interests, net of tax	—	186
Net income available to Virtusa stockholders	894	5,834
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087
Net income (loss) available to Virtusa common stockholders	$(193)	$4,747
Basic earnings (loss) per share available to Virtusa common stockholders	$(0.01)	$0.16
Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.01)	$0.15

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2020	2019

Net income	$894	$6,020
Other comprehensive income (loss):
Foreign currency translation adjustment	2,065	(381)
Pension plan adjustment, net of tax effect	79	162
Unrealized gain on available-for-sale debt securities, net of tax effect	—	3
Unrealized gain (loss) on effective cash flow hedges, net of tax effect	2,137	(834)
Other comprehensive income (loss)	$4,281	$(1,050)
Comprehensive income	5,175	4,970
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	330
Comprehensive income available to Virtusa stockholders	$5,175	$4,640

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended June 30, 2020 and 2019

(Unaudited)

(In thousands, except share amounts)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 31, 2020	33,518,389	$335	(3,385,564)	$(58,332)	$246,862	$293,831	$(85,255)	$397,441
Proceeds from the exercise of stock options	5,741	—	—	—	92	—	—	92
Restricted stock awards vested	108,414	1	—	—	(1)	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,914)	—	—	(1,914)
Share-based compensation	—	—	—	—	3,592	—	—	3,592
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)
Other comprehensive income	—	—	—	—	—	—	4,281	4,281
Net income	—	—	—	—	—	894	—	894
Balance at June 30, 2020	33,632,544	336	(3,385,564)	(58,332)	248,631	293,638	(80,974)	403,299

							Accumulated
					Additional		Other	Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interest
Balance at March 31, 2019	30,012,775	330	(2,879,999)	(39,652)	239,204	250,279	(59,387)	390,774	23,576
Proceeds from the exercise of stock options	13,416	—	—	—	194	—	—	194	8
Proceeds from the exercise of subsidiary stock options	—	—	—	—	—	—	—	—	—
Restricted stock awards vested	96,763	1	—	—	(1)	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,011)	—	—	(2,011)	—
Share-based compensation	—	—	—	—	6,674	—	—	6,674	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	18	—	—	18	170
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	(5,549)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	116
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(1,194)	(1,194)	144
Net income	—	—	—	—	—	5,834	—	5,834	186
Balance at June 30, 2019	30,122,954	331	(2,879,999)	(39,652)	244,078	255,026	(60,581)	399,202	18,651

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$894	$6,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,363	7,765
Share-based compensation expense	3,592	6,676
Provision (recovery) for doubtful accounts	71	(64)
(Gain) loss on disposal of property and equipment	(2)	42
Foreign currency transaction losses (gains), net	1,241	(1,202)
Amortization of discounts and premiums on investments	—	(4)
Impairment of operating lease right-of-use asset	1,413	—
Amortization of debt issuance cost	350	273
Deferred income taxes, net	253	(72)
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	54,689	7,203
Prepaid expenses and other current assets	(2,899)	(6,015)
Other long-term assets	(1,048)	(7,730)
Accounts payable	3,252	(4,479)
Accrued employee compensation and benefits	(23,686)	(12,032)
Accrued expenses and other current liabilities	9,566	6,854
Operating lease liabilities	(190)	125
Income taxes payable	(3,138)	2,620
Other long-term liabilities	3,311	(3,744)
Net cash provided by operating activities	56,032	2,236
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	19
Purchase of short-term investments	(42)	(4,622)
Proceeds from sale or maturity of short-term investments	5,781	19,817
Payment for asset acquisitions	(27)	(4,251)
Purchase of property and equipment	(1,338)	(4,775)
Payment of deferred consideration related to business acquisitions	(6,313)	—
Net cash (used in) provided by investing activities	(1,939)	6,188
Cash flows from financing activities:
Proceeds from exercise of common stock options	92	194
Proceeds from exercise of subsidiary stock options	—	52
Payment of debt	(4,336)	(875)
Payments of withholding taxes related to net share settlements of restricted stock	(1,914)	(2,011)
Purchase of redeemable noncontrolling interest related to Polaris	—	(5,549)
Principal payments on capital lease obligation	—	(18)
Payment of dividend on Series A Convertible Preferred Stock	(1,046)	(1,046)
Payment of revolving credit facility	(55,000)	—
Payment of debt issuance cost	(813)	—
Payment of contingent consideration related to acquisitions	(1,186)	—
Net cash used in financing activities	(64,203)	(9,253)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,206	1,145
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,904)	316
Cash, cash equivalents and restricted cash, beginning of year	291,601	190,113
Cash, cash equivalents and restricted cash, end of period	$285,697	$190,429

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	June 30, 2020	March 31, 2020
Balance sheet classification
Cash and cash equivalents	$285,277	$290,837

Restricted cash in current assets	324	659
Restricted cash in other long-term assets	96	105
Total restricted cash	$420	$764
Total cash, cash equivalents and restricted cash	$285,697	$291,601

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share amounts)

(1) Nature of the Business

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of digital business strategy, digital engineering and information technology (“IT”) services and solutions that help clients change, disrupt, and unlock new value through innovation engineering. We support Global 2000 clients across key industries including banking, financial services, insurance, healthcare, communications, technology, and media and entertainment. We help improve business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, digital engineering, testing and business assurance, and maintenance and support services, including cloud, infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, end-to-end digital engineering capabilities, unique platforming methodology, and deep domain and technology expertise.

Virtusa helps clients grow their business with innovative services that create operational efficiency using digital labor, future-proof operational and IT platforms, and rationalization and modernization of IT applications infrastructure.  We help organizations realize the benefits of digital transformation and cloud transformation by bringing together digital infrastructure, analytics and intelligence and customer experience by engineering the digital enterprise of tomorrow on the cloud. We deliver cost effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We use our Digital Transformation Studio (“DTS”) engineering tools to drive software development lifecycle automation to improve quality, enabling speed and increasing productivity. Our proprietary DTS was built by Virtusa’s engineering teams that have decades of industry knowledge and experience. These teams are certified and leverage Virtusa’s industry leading tools and assets, providing increased speed and transparency.

Headquartered in Massachusetts, we have offices throughout the Americas, Europe, Middle East and Asia, with significant global delivery centers in the United States, India, Sri Lanka, Hungary, Singapore and Malaysia. We also have many employees who work with our clients either onsite or virtually, which offers flexibility for both clients and employees.

(2) Unaudited Interim Financial Information

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles and Article 10 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, and should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the fiscal year ended March 31, 2020 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or SEC, on May 28, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all material adjustments are of a normal and recurring nature. Operating results for the interim periods are not necessarily indicative of results that may be expected to occur for the entire fiscal year.

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

Fair Value of Financial Instruments

At June 30, 2020 and March 31, 2020, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 6 for a discussion of the fair value of the Company’s other financial instruments.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

Unless otherwise discussed below, the adoption of new accounting standards did not have an impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses of certain financial instruments. The FASB subsequently issued guidance which provide clarifications and improvements to this new standard. The amendments in this update changed how companies measure and recognize credit impairment for many financial assets. The new credit loss model requires companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including accounts receivables) that are in the scope of the update. The standard update also made amendments to the current impairment model for available-for-sale debt securities. This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This update is effective for public entities from fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

The Company adopted this standard (“ASC Topic 326”) effective April 1, 2020 using a modified retrospective approach. Prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting policies. The adoption of this guidance did not have a material impact on the consolidated financial statements, therefore, the Company did not record any cumulative adjustments to the opening retained earnings in the consolidated financial statements.

See Note 8, “Revenue and Accounts Receivable” for additional information regarding credit losses.

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

The components of basic earnings (loss) per share are as follows:

	Three Months Ended
	June 30,
	2020	2019
Numerators:
Net income available to Virtusa stockholders	$894	$5,834
Less: Series A Convertible Preferred Stock dividends and accretion	(1,087)	(1,087)
Net income (loss) available to Virtusa common stockholders	$(193)	$4,747
Denominators:
Basic weighted average common shares outstanding	30,168,174	30,167,910
Basic earnings (loss) per share available to Virtusa common stockholders	$(0.01)	$0.16

The components of diluted earnings (loss) per share are as follows:

	Three Months Ended
	June 30,
	2020	2019
Numerators:
Net income (loss) available to Virtusa common stockholders	$(193)	$4,747
Add : Series A Convertible Preferred Stock dividends and accretion	—	—
Net income (loss) available to Virtusa common stockholders and assumed conversion	$(193)	$4,747
Denominators:
Basic weighted average common shares outstanding	30,168,174	30,167,910
Dilutive effect of Series A Convertible Preferred Stock if converted	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	—	766,501
Weighted average shares—diluted	30,168,174	30,934,411
Diluted earnings (loss) per share available to Virtusa common stockholders	$(0.01)	$0.15

During the three months ended June 30, 2020 and 2019, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 1,354,558 and zero shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.  For the three months ended June 30, 2020 and 2019, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded in the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Business Combinations

During the fiscal year ended March 31, 2020, the Company acquired three individually immaterial businesses with an aggregate purchase price of $29,624 being paid at closing and a deferred consideration of $10,313 payable within a one-year period.  The purchase price is also subject to adjustment after the closing of up to an additional $28,853 in contingent consideration, in the aggregate, upon the achievement of certain revenue and operating margin targets. The performance period for these targets are ranging from 12 months to 24 months from the respective acquisition date. These acquisitions enhanced the breadth and depth of digital offerings and expanded the Company’s relationship with certain existing customers.

Under the purchase method of accounting, assets acquired are recorded at their estimated fair values. The Company is in the process of obtaining additional information primarily regarding valuation assumptions, including contingent consideration and may continue to adjust the preliminary estimated fair values after obtaining more information regarding asset valuations and revision of preliminary estimates. During the three months ended June 30, 2020, the Company paid $6,313 in deferred consideration related to these acquisitions. During the three months ended June 30, 2020, the Company recorded $4,526 as a reduction of goodwill related to updating the fair value assessment of contingent consideration of $3,915, customer relationships of $313 and other adjustments of $298.

The following table shows the aggregate preliminary purchase price allocation for these acquisitions:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$29,624
Deferred consideration payable	10,313
Fair value of contingent consideration	21,049
Fair value of consideration	60,986
Less: Cash acquired	(477)
Total purchase price, net of cash acquired	$60,509
Assets and Liabilities:
Cash and cash equivalents	477
Goodwill	22,790
Customer relationships	38,119	5 -7 years
Other net	(400)
Total purchase price	$60,986

The primary items that generated goodwill for these acquisitions are the value of the acquired assembled workforce and other benefits expected to result from combining the acquired operations with those of the Company, neither of which qualify as a separate intangible asset.

During the three months ended June 30, 2020, the Company recorded $1,578 in the Company’s consolidated statements income (loss) as fair value changes to the contingent consideration related to events that occurred in the current period. As of June 30, 2020, the fair value of contingent consideration for these acquisitions is $19,495.

(5) Investment Securities

At June 30, 2020 and March 31, 2020, all of the Company’s investment securities were classified as time deposits, available-for-sale debt securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 6 to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at June 30, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Time deposits:
Current	$3,307	$—	$—	$3,307
Equity securities:
Mutual funds:
Current	633	95	—	728
Equity shares/ options:
Non-current	1	6	—	7
Total investment securities	$3,941	$101	$—	$4,042

The following is a summary of investment securities at March 31, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Time deposits:
Current	$3,927	$—	$—	$3,927
Equity securities:
Mutual funds:
Current	5,623	235	—	5,858
Equity shares/ options:
Non-current	1	3	—	4
Total investment securities	$9,551	$238	$—	$9,789

The Company evaluates available-for-sale debt securities with unrealized losses to determine whether a credit loss exists. The estimate of credit loss is determined by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded as a charge to other income (expense), not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss is recognized in accumulated other comprehensive income ("AOCI"). We assess expected credit losses at the end of each reporting period and adjust the allowance through other income (expense). The Company does not hold any available-for-sale debt securities as of June 30, 2020 and March 31, 2020.

Proceeds from sales of available-for-sale debt and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended
	June 30,
	2020	2019
Proceeds from sales or maturities of available-for-sale debt securities and equity securities	$5,781	$19,817
Gross gains	$176	$228
Gross losses	—	—
Net realized gains on sales of available-for-sale debt securities and equity securities	$176	$228

(6) Fair Value of Financial Instruments

The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at June 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Time deposits—current	$—	$3,307	—	$3,307
Equity securities—current	—	728	—	728
Equity securities—non-current	—	7	—	7
Derivative financial instruments:
Foreign currency derivative contracts—current	—	560	—	560
Foreign currency derivative contracts—non-current	—	379	—	379
Interest rate swap contracts	—	—	—	—
Total assets	$—	$4,981	$—	$4,981
Liabilities:
Foreign currency derivative contracts—current	—	2,017	—	2,017
Foreign currency derivative contracts—non-current	—	—	—	—
Interest rate swap contracts—non-current	—	11,153	—	11,153
Contingent consideration	—	—	19,495	19,495
Total liabilities	$—	$13,170	$19,495	$32,665

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Time deposits—current	$—	$3,927	—	$3,927
Equity securities—current	—	5,858	—	5,858
Equity securities—non-current	—	4	—	4
Derivative financial instruments:
Foreign currency derivative contracts—current	—	103	—	103
Foreign currency derivative contracts—non-current	—	56	—	56
Interest rate swap contracts	—	—	—	—
Total assets	$—	$9,948	$—	$9,948
Liabilities:
Foreign currency derivative contracts—current	$—	3,689	$—	3,689
Foreign currency derivative contracts—non-current	—	364	$—	364
Interest rate swap contracts—non-current	—	11,128	—	11,128
Contingent consideration	—	—	25,012	25,012
Total liabilities	$—	$15,181	$25,012	$40,193

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

The following table shows a reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities associated with our business combinations:

June 30, 2020
Beginning balance	$25,012
Purchase price adjustment	(3,915)
Contingent consideration recognized in earnings	(1,578)
Foreign currency translation adjustments	(24)
Ending balance	$19,495

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $112,922 and $128,728 at June 30, 2020 and March 31, 2020, respectively. Unrealized net losses related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $1,456 at June 30, 2020. At June 30, 2020, the maximum outstanding term of any derivative instrument was 15 months.

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

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The July 2016 interest rate swaps are at a blended weighted average of 1.025% and the Company will receive 1-month LIBOR on the same notional amounts. The November 2018 interest rate swaps were entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swaps are at a fixed rate of 2.85% and are designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the swap to retain the 50% coverage target. At June 30, 2020, the total notional amounts of the interest rate swaps were $174,900 with remaining maturity of approximately 3 years. The unrealized losses associated with the swap agreements was $11,153 and $11,128 at June 30, 2020 and March 31, 2020, respectively, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets as of:

Derivatives designated as hedging instruments

	June 30, 2020	March 31, 2020
Foreign currency exchange contracts:
Other current assets	$560	$103
Other long-term assets	$379	$56
Accrued expenses and other	$2,017	$3,689
Long-term liabilities	$—	$364

	June 30, 2020	March 31, 2020
Interest rate swap contracts:
Other long-term assets	$—	$—
Long-term liabilities	$11,153	$11,128

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company:

	Amount of Gain or (Loss)
	Recognized in AOCI on Derivatives
	Three Months Ended
Derivatives Designated as	June 30,
Cash Flow Hedging Relationships	2020	2019
Foreign currency exchange contracts	$1,964	$2,633
Interest rate swaps	$(735)	$(3,045)

	Amount of Gain or (Loss)
	Reclassified from AOCI into Income
Location of Gain or (Loss) Reclassified	Three Months Ended
from AOCI into Income (loss) (Effective	June 30,
Portion)	2020	2019
Revenue	$—	$(18)
Costs of revenue	$(613)	$405
Operating expenses	$(240)	$200
Interest Expenses	$(710)	$208

		Amount of Gain or (Loss)
		Recognized in Income
		(loss) on Derivatives
		Three Months Ended
Derivatives not Designated	Location of Gain Or (Loss)	June 30,
as Hedging Instruments	Recognized in Income (loss) on Derivatives	2020	2019
Foreign currency exchange contracts	Revenue	$(129)	$355
	Costs of revenue	$145	$(226)
	Selling, general and administrative expenses	$14	$(20)

(8) Revenues and Accounts Receivable

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended
	June 30,
Revenue by geography:	2020	2019
North America	$224,322	$230,480
Europe	50,424	63,080
Rest of World	26,318	25,464
Consolidated revenue	$301,064	$319,024

	Three Months Ended
	June 30,
Revenue by customer’s industry groups	2020	2019
Banking Financial Services and Insurance	$165,573	$183,202
Communications and Technology	72,364	70,066
Media & Information and Other	22,330	19,153
Healthcare	40,797	46,603
Consolidated revenue	$301,064	$319,024

	Three Months Ended
	June 30,
Revenue by service offerings	2020	2019
Application outsourcing	$162,420	$181,963
Consulting	138,644	137,061
Consolidated revenue	$301,064	$319,024

	Three Months Ended
	June 30,
Revenue by contract type	2020	2019
Time-and-materials	$176,718	$189,899
Fixed-price*	124,346	129,125
Consolidated revenue	$301,064	$319,024

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

The table below shows the movements in contract assets during the three months ended:

	June 30, 2020	June 30, 2019
Beginning balance	$14,241	$18,538
Revenues recognized during the period but not yet billed	18,369	20,859
Amounts billed	(19,068)	(20,594)
Other	(6)	(65)
Ending balance	$13,536	$18,738

Contract liabilities comprise of amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows movements in the deferred revenue during the three months ended:

	June 30, 2020	June 30, 2019
Beginning balance	$8,054	$6,421
Amounts billed but not yet recognized as revenues	5,930	4,123
Revenues recognized related to the opening balance of deferred revenue	(3,512)	(3,495)
Other	351	25
Ending balance	$10,823	$7,074

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

Many of the Company’s performance obligations meet one or more of these exemptions. As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $30,235 and will be recognized as revenue within 5 years.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to its clients. As of June 30, 2020, the total unamortized upfront payments related to these services were $29,281 and are recorded in prepaid expenses and other long-term assets in the consolidated balance sheet. These upfront payments are expected to be amortized as a reduction to revenue over a benefit period of 4 years.

Allowance for Credit Losses on Accounts Receivable

The allowance for credit losses on accounts receivable is determined using the loss-rate approach and is measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The Company calculates expected credit losses for accounts receivable based on historical credit loss rates for each aging category as adjusted for the current market conditions and forecasts about future economic conditions. The allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The following table presents the activity in the allowance for credit losses on accounts receivable:

Three Months Ended
June 30, 2020
Balance at March 31, 2020	$1,541
Transition period adjustment on accounts receivable pursuant to ASC 326	—
Adjusted balance at April 1, 2020	1,541
Current-period provision for expected credit losses	71
Write-offs charged against the allowance	(218)
Foreign currency translation adjustments	7
Balance at June 30, 2020	$1,401

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three months ended June 30, 2020 and 2019, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the three months ended June 30, 2020 and 2019, the Company has paid $1,046 as cash dividend on Series A Convertible Preferred Stock. As of June 30, 2020 and 2019, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(10) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balances at:

	June 30, 2020	March 31, 2020
Beginning balance	$296,493	$279,543
Goodwill arising from acquisitions	—	27,316
Purchase price adjustment	(4,526)	—
Foreign currency translation adjustments	(224)	(10,366)
Ending balance	$291,743	$296,493

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $284,020. The acquisition costs and goodwill balance not deductible for tax purposes are $20,627, primarily related to the Company’s TradeTech acquisition (closed on January 2, 2014), and the eTouch India acquisition.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at:

	June 30, 2020
	Weighted	Gross		Net
	Average Useful Life	Carrying	Accumulated	Carrying
	at Acquisition	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	10.6	$176,645	$50,839	$125,806
Trademark	2.0	900	900	—
Technology	5.0	500	500	—
Other	5.0	1,214	253	961
	10.5	$179,259	$52,492	$126,767

	March 31, 2020
	Weighted	Gross		Net
	Average Useful Life	Carrying	Accumulated	Carrying
	at Acquisition	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	10.6	$176,373	$46,494	$129,879
Trademark	2.0	900	900	—
Technology	5.0	500	500	—
Other	5.0	1,214	190	1,024
	10.5	$178,987	$48,084	$130,903

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

During the fiscal year ended March 31, 2020, the Company acquired certain assets of three consulting companies located in the United States, which were accounted as asset acquisitions and were not material to the Company. The purchase price was approximately $9,651 in cash and an additional earn-out consideration of up to $9,853 payable within one year based on achievement of certain revenue targets. As of June 30, 2020, the Company paid $4,922 towards earn-out consideration based on achievement of revenue targets. The remaining probable and estimable value of the contingent consideration as of June 30, 2020 is $2,579.

(11) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rate was 25.4% for the three months ended June 30, 2020, as compared to an effective tax rate of 44.0% for the three months ended June 30, 2019. The Company’s effective tax rate for the three months ended June 30, 2020 was impacted by executive stock compensation limitations, the election of foreign tax credits in the U.S., the election to treat certain foreign entities as dis-regarded for U.S tax purposes, the application of lower tax rates in India and surrendering any tax holidays in India. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $27,448 and $1,914 of net deferred tax assets in the United States and the United Kingdom, respectively, at June 30, 2020. The Company has a valuation allowance in the U.S. related to utilization of certain foreign tax credits are not expected to be realized.

During the fiscal year ended March 31, 2020, the Company merged Polaris Consulting and Software Limited (“Polaris”) with into Virtusa Consulting Services Private Limited (“Virtusa India”). The merger of Polaris into Virtusa India is considered an entity liquidation for US income tax purposes. The earnings of this entity will be subject to US taxation as well as local taxation with a corresponding foreign tax credit or deduction, at the election of the Company. The election also makes available to the Company the benefits of future foreign tax credits. The merger makes available to the Company tax deductions for interest on debt used to purchase the group as well as amortization of intangible assets. Under local Indian law, the merger was retroactive to April 1, 2018 resulting in amended tax return filing in India for the year ended March 31, 2019. The Company’s effective tax rate for the three months ended June 30, 2020, reflects the merger of Polaris India into Virtusa India.

The Company’s income tax provision for the three months ended June 30, 2020 includes the expected impact of the Global Intangible Low-taxed Income (“GILTI”) and executive compensation limitations of the Tax Cuts and Jobs Act (the “Tax Act”) impacting the operating results for the three months ended June 30, 2020. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in Singapore and Sri Lanka in which the Company has tax holiday benefits and eligible tax exemptions respectively.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provided for net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of such loss.  Net operating losses have an unlimited carry forward period, although there are annual limitations on their use suspended for certain years as result of CARES Act.  The Company has filed an immediate carry back claim in the United States for losses generated in fiscal years ended March 31, 2018 and March 31, 2019. The income tax expense for the three months ended June 30, 2020, included an immaterial adjustment to reflect actual tax receivable.

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

In addition, the Company’s Sri Lankan subsidiary, Virtusa (Private) Limited, was operating under a 12-year income tax holiday arrangement that expired on March 31, 2019 and required Virtusa (Private) Limited to retain certain job creation and investment criteria through the expiration of the holiday period. The Company believes it had fulfilled its hiring and investment commitments and is eligible for tax holiday through March 2019. Beginning April 1, 2019, the Company is taking advantage of certain tax exemptions offered to IT service providers in Sri Lanka.

The Company has been under income tax examination in India, the U.K., Singapore and the United States. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2006 to March 31, 2017 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd, and Polaris Consulting & Services Limited (Polaris India) now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”). At issue were several matters, the most significant of which was the redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. These matters are currently at different level of appeals beginning with the fiscal year ended March 31, 2006. In the United Kingdom, the Company is currently under examination for transfer pricing and research benefits for the years ended March 31, 2014 to March 31, 2018. In Singapore, the Inland Revenue Authority is confirming the appropriateness of the Company’s deductions for the year ended March 31, 2017. In the United States, the Internal Revenue Service has concluded an examination of fiscal years ended March 31, 2015 and March 31, 2017. These ongoing audits   are not expected to have a material impact on the consolidated statements of income and consolidated statements of cash flows.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At June 30, 2020 and March 31, 2020, the total liability for unrecognized tax benefits was $6,443 and $6,627, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. During the three months ended June 30, 2020 and 2019, the unrecognized tax benefits decreased by $184 and increased by $80, respectively. The decrease in unrecognized tax benefits in the three months ended June 30, 2020 was predominantly due to increase in the liability related to the UK audit, certain sale proceeds in India and incremental interest accrued on existing uncertain tax positions offset by the release of certain benefits no longer considered required.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At June 30, 2020, the Company had approximately $191,252 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(12) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Geographic information of total revenue is summarized as follows:

	Three Months Ended
	June 30,
	2020	2019
Customer revenue:
United States of America	$212,480	$218,092
United Kingdom	39,574	49,879
Rest of World	49,010	51,053
Consolidated revenue	$301,064	$319,024

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended
	June 30,
	2020	2019
Customer A	17.0%	15.5%

Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. The following table summarizes the geographic information of long-lived assets as of:

	June 30, 2020	March 31, 2020
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$264,366	$272,422
India	235,326	238,367
Rest of World	18,141	17,857
Consolidated long-lived assets, net	$517,833	$528,646

(13) Debt

On February 6, 2018, the Company entered into a credit agreement (as amended the “Credit Agreement”) dated as of February 6, 2018, by and among the Company, its guarantor subsidiaries party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and lead arrangers. The Credit Agreement replaced the prior $300,000 credit agreement with J.P. Morgan Securities and Merrill Lynch, Pierce, Fenner & Smith Incorporated. and provided for a $200,000 revolving credit facility, a $180,000 term loan facility, and a $70,000 delayed-draw term loan.  The Company drew down $180,000 under the term loan of the Credit Agreement and $55,000 under the revolving credit facility under the Credit Agreement to repay in full the amount outstanding under the prior credit agreement and fund the Polaris delisting transaction (See Note 6 to our consolidated financial information for additional information). On March 12, 2018, we drew down the $70,000 delayed draw to fund the eTouch Systems Corp. acquisition.

On October 15, 2019, the Company entered into Amendment No. 2 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and the lenders party thereto (the “Second Credit Agreement Amendment”), which Credit Agreement to, among other things, increase the revolving commitments available to the Company under the Credit Agreement from $200,000 to $275,000, reduce the interest rate margins applicable to term loans and revolving loans outstanding under the Credit Agreement from time to time and reduce the commitment fee payable by the Company to the lenders in respect of unused revolving commitments under the Credit Agreement. The

Company executed the Second Credit Agreement Amendment to provide additional lending capacity which the Company used to fund the completion of the Polaris delisting transaction, as well as to provide excess lending capacity in the event of future opportunistic, strategic, investment opportunities. The Second Credit Agreement Amendment contains customary terms for amendments of this type, including representations, warranties and covenants. Interest under the credit facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. During the fiscal year ended March 31, 2020, the Company drew down $145,000 from the credit facility, inclusive of $84,000 drawn in the three months ended March 31, 2020 as a proactive measure in light of the uncertainty resulting from the COVID-19 pandemic. Earlier draws in the fiscal year March 31, 2020 were used to fund the eTouch 18-month anniversary payment of $17,500 and to fund opportunistic, strategic, investment opportunities.

On May 27, 2020, the Company entered into Amendment No. 3 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “ Administrative Agent” ) and the lenders party thereto (the “ Third Credit Agreement Amendment” ), which amends the Credit Agreement to, among other things, (i) provide for $62,492 in incremental 364-day delayed draw term loans (the “New Delayed Draw Term Loans” ), which can be drawn down up to three times on or before September 27, 2020 and (ii) extend out the debt to EBITDA ratio covenant step down by two quarters such that the leverage covenant remains at 3.25:1.00 through December 31, 2020. The Administrative Agent increased the LIBOR floor to 1.00% from 0% as part of the Third Credit Agreement Amendment. The Company executed the Third Credit Agreement Amendment to provide additional liquidity in light of the COVID-19 pandemic which the Company could use to fund general working capital and refinance existing indebtedness under the credit facility. On May 27, 2020, the Company prepaid $55,000 on its existing revolving facility as a condition to closing the Third Credit Agreement Amendment. The Third Credit Agreement Amendment contains customary terms for amendments of this type, such as representations, warranties and covenants, including pro forma compliance with the Credit Agreement debt to EBITDA covenant as a condition to borrowing. Interest under the New Delayed Draw Term Loans accrues at a rate per annum of LIBOR plus 3.50%. The New Delayed Draw Term Loans mature on May 26, 2021 and do not amortize.

For the fiscal year ending March 31, 2021, the Company is required to make principal payments of $4,336 per quarter. The term of the Credit Agreement is five years ending February 6, 2023. At June 30, 2020, the total outstanding amount under the Credit Agreement was $440,633. At June 30, 2020, the weighted average interest rate on the term loan and revolving line of credit was 3.75%.

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

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	June 30, 2020	March 31, 2020
Term loan-current maturities	18,789	17,344
Less: deferred financing costs, current	(1,597)	(1,301)
Total	$17,192	$16,043

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	June 30, 2020	March 31, 2020
Term loan	$221,133	$225,469
Borrowings under revolving credit facility	219,500	274,500
Less:
Current maturities	(18,789)	(17,344)
Deferred financing costs, long-term	(2,639)	(2,471)
Total	$419,205	$480,154

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the three months ended June 30, 2020, $13,210 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the three months ended June 30, 2020. No amounts were due as of June 30, 2020, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(14) Stock-Based Compensation Plans

In May 2015, the Company adopted the 2015 Stock Option and Incentive Plan (“2015 Plan”) which was also approved the Company’s stockholders on September 1, 2015. The 2015 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards, performance-based awards to covered employees, cash-based awards and dividend equivalent rights. Stock options, restricted stock and restricted stock units generally vest over four years. Performance share awards and performance-based awards generally vest over three years. Under the 2015 Plan, the Company grants both service condition awards and performance condition awards. Performance awards are contingent upon meeting various departmental or company-wide performance goals in addition to service conditions. Stock compensation is recognized over the vesting period based on the probability of achievement of the performance condition.

In May 2020, the Company issued 250,075 performance shares to its executive officers with a three-year performance measurement period.  As of June 30, 2020, the Company had not yet established the significant terms of the performance shares relevant to vesting (three-year cumulative target) for the three-year performance measurement period. Therefore, as of June 30, 2020, a grant date for financial accounting purposes had not occurred and the Company did not record any stock compensation related to these performance shares during the three months ended June 30, 2020. Upon the grant date, the Company will recognize the stock compensation expense over the remaining future requisite service period from the grant date.

(15) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Three Months Ended
	June 30,
	2020	2019
Investment securities
Beginning balance	$12	$12
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $0, $0	—	1
Reclassifications from OCI to other income, net of tax of $0 for all periods	—	2
Less: Noncontrolling interests, net of tax of $0 for all periods	—	—
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	—	3
Closing balance	$12	$15
Currency translation adjustments
Beginning balance	$(71,207)	$(57,354)
OCI before reclassifications	2,065	(381)
Less: Noncontrolling interests	—	(137)
Comprehensive income (loss) on currency translation adjustments	2,065	(518)
Closing balance	$(69,142)	$(57,872)
Cash flow hedges
Beginning balance	$(11,818)	$39
OCI before reclassifications net of tax of $263, $(210)	966	(202)
Reclassifications from OCI to
—Revenue, net of tax of $0, $6	—	12
—Costs of revenue, net of tax of $147, $(77)	466	(328)
—Selling, general and administrative expenses, net of tax of $58, $(38)	182	(162)
—Interest expenses, net of tax of $187, $(54)	523	(154)
Less: Noncontrolling interests, net of tax of $0 for all periods	—	(1)
Comprehensive income (loss) on cash flow hedges, net of tax of $655, $(373)	2,137	(835)
Closing balance	$(9,681)	$(796)
Benefit plans
Beginning balance	$(2,242)	$(2,084)
OCI before reclassifications net of tax of $0, $0	11	123
Reclassifications from OCI for prior service credit (cost) to:
Other income (expense), net of tax of $0, $0	10	6
Reclassifications from net actuarial gain (loss) amortization to:
Other income (expense), net of tax of $0, $0	96	36
Other adjustments, net of tax of $0, $0	(38)	(3)
(Less): Noncontrolling interests, net of tax $0, $0	—	(6)
Comprehensive income (loss) on benefit plans, net of tax of $0, $0	79	156
Closing balance	(2,163)	$(1,928)
Accumulated other comprehensive loss	$(80,974)	$(60,581)

(16) Commitments, Contingencies and Guarantees.

The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of June 30, 2020.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at June 30, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of our operations should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the “Annual Report”), which has been filed with the Securities and Exchange Commission, or SEC.

Forward-looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, the strength of our market position, the impact of the COVID-19 pandemic, our ability to accurately forecast sales, revenue or pipeline, progress against our goals, market opportunity in the high-tech and healthcare industries, costs of attracting and retaining IT professionals, contract percentage completions, capital expenditures, plans for repatriation of cash to the United States, the effect of new accounting pronouncements, management’s plans and objectives and other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are several important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Business overview

Virtusa Corporation (the “Company”, “Virtusa”, “we”, “us” or “our”) is a global provider of digital business strategy, digital engineering and information technology (“IT”) services and solutions that help clients change, disrupt, and unlock new value through innovation engineering. We support Global 2000 clients across key industries including banking, financial services, insurance, healthcare, communications, technology, and media and entertainment. We help improve business performance through accelerating revenue growth, delivering compelling consumer experiences, improving operational efficiencies, and lowering overall IT costs. We provide services across the entire spectrum of the IT services lifecycle, from consulting, to technology and user experience (“UX”) design, development of IT applications, systems integration, digital engineering, testing and business assurance, and maintenance and support services, including cloud, infrastructure and managed services. We help our clients solve critical business problems by leveraging a combination of our distinctive consulting approach, end-to-end digital engineering capabilities, unique platforming methodology, and deep domain and technology expertise.

Virtusa helps clients grow their business with innovative services that create operational efficiency using digital labor, future-proof operational and IT platforms, and rationalization and modernization of IT applications infrastructure.  We help organizations realize the benefits of digital transformation and cloud transformation  by bringing together digital infrastructure, analytics and intelligence and customer experience by engineering the digital enterprise of tomorrow on the cloud. We deliver cost effective solutions through a global delivery model, applying advanced methods such as Agile, an industry standard technique designed to accelerate application development. We use our Digital Transformation Studio

(“DTS”) engineering tools to drive software development lifecycle automation to improve quality, enabling speed and increasing productivity. Our proprietary DTS was built by Virtusa’s engineering teams that have decades of industry knowledge and experience. These teams are certified and leverage Virtusa’s industry leading tools and assets, providing increased speed and transparency.

Headquartered in Massachusetts, we have offices throughout the Americas, Europe, Middle East and Asia, with significant global delivery centers in the United States, India, Sri Lanka, Hungary, Singapore and Malaysia. We also have many employees who work with our clients either onsite or virtually, which offers flexibility for both clients and employees. At June 30, 2020, we had 22,716 employees, or team members.

In fiscal year 2020, we initiated a multi-year strategy to increase our revenue growth, operating margin accretion, and earnings per share growth. Our strategy focuses on three fundamental pillars:  increasing profitable revenue growth by targeting large digital and cloud transformation engagements, achieving greater revenue diversification, categorized by geography, industry and client, and increasing gross and operating margins through pyramid efficiencies, project profitability and general and administrative expense leverage.

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

On the second pillar of revenue and client diversification, while our progress in the first quarter of fiscal 2021 was offset by the impact of COVID-19 on overall client demand, we believe that we continued to make headway against our long-term goals of a more diversified portfolio of geographies, industries and accounts.  Our recent efforts to increase our geographic diversification, including the realignment of our regional supervision and key local leadership hires made in Europe and the Middle East continued to drive closer relationships with our clients in Europe, Middle East and Asia,  and thus increased opportunities in the first quarter of fiscal 2021.  With respect to industry group diversification, our first quarter fiscal 2021 results reflect continued steady progress.  Our Communications and Technology (C&T) industry group revenue grew 3.3% year-over-year in the first quarter of fiscal 2021, and C&T as a percentage of total revenue increased 200 basis points from 22% to 24% over the same time period in fiscal 2020. Our Media, Information and Other revenue increased 16.6% year-over-year in the first quarter of fiscal 2021. We broke out our Healthcare industry group revenue for the first time in the first quarter of fiscal 2021 to provide our investors with increased transparency into this high-potential industry vertical. In the first quarter of fiscal 2021, Healthcare revenue was 14% of our total revenue. Lastly, our Banking, Financial Services and Insurance revenue mix continued to decline in the first quarter of fiscal 2021 to 55% of our total revenue from 57% in the first quarter of fiscal 2020.   Given the significant opportunity we have to continue expanding our presence in high-growth sectors such as High-Tech and Healthcare, in fiscal year 2021 we plan on increasing our investments in our domain expertise, skills, and sales and marketing programs in these sectors.

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

Finally, with respect to Virtusa’s third pillar, margin expansion, our fiscal year 2021 plan includes several strategies underway aimed to improve our gross and operating margins by reducing our costs and creating operating efficiencies. Specifically, our fiscal year 2021 plan includes actions underway to improve pyramid efficiencies, reduce the use of sub-contractors, increase utilization, and reduce general and administrative expenses as a percentage of revenue. In the first quarter of fiscal year 2021, our gross and operating margin performance exceeded our expectations, driven in part by higher utilization and execution of our cost containment initiatives.

Recent developments

COVID-19 and factors impacting our business and operating results

During the first quarter of fiscal 2021, the global pandemic related to COVID-19 presented significant challenges and adversely impacted our business and operating results. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. We expect to see continued adverse impacts to our revenue, earnings and cash flows due to the COVID-19 pandemic in the second quarter of fiscal 2021, which may also continue into the third quarter or beyond. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” in the Annual Report for further discussion of the impact of the COVID-19 pandemic on our business.

In response to the COVID-19 pandemic, Virtusa quickly initiated a rigorous plan to protect the health and safety of its global team members, while continuing to serve clients in a safe and sustainable manner. As the world faces unprecedented challenges caused by COVID-19, Virtusa is committed to doing everything possible to help our team members and clients manage through these turbulent times. Actions include:

●	Enacted a Work-From-Home policy starting March 9, 2020. Today, over 98% of Virtusa’s global billable team members are enabled to work from home.
●	Conduct regular weekly meetings by Virtusa’s COVID-19 Task Force to coordinate the Company’s ongoing response to the pandemic and develop initiatives focused on safety protocols for personnel and facilities, team member support, technology enablement, productivity, and communications with clients to manage the crisis.
●	Proactively launched a series of new services and solutions tailored to help clients address the challenges created by COVID-19, including Hyper Distributed Agile Services, Agile Squads, and Release Assurance.
●	Implemented a comprehensive cost reduction and efficiency plan across delivery, shared services and professional services.

Financial overview

In the three months ended June 30, 2020, our revenue decreased by 5.6% to $301.1 million, compared to $319.0 million in the three months ended June 30, 2019.

In the three months ended June 30, 2020, our income from operations decreased by 46.7% to $7.2 million, compared to $13.4 million in the three months ended June 30, 2019.

In the three months ended June 30, 2020, net income (loss) available to Virtusa common stockholders decreased by 104.1% to a net loss of $(0.2) million, as compared to a net income of $4.7 million in the three months ended June 30, 2019.

The decrease in revenue for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily resulted from:

●	Impact from COVID-19 pandemic, primarily due to business interruptions and project delays, as well as elongated client decision making cycles
●	Decline in revenue from Europe, primarily driven by one of our large European banking clients

●	Decrease in several of our top ten clients, primarily in our healthcare industry group
●	Productivity savings provided to our largest client as part of the vendor consolidation process partially offset by:

●	Increase in our largest telecommunication client and revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020

The key drivers of the decrease in our net income for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, were as follows:

●	Decrease in revenue, primarily related to the COVID-19 pandemic

●	Substantial increase in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to substantial depreciation of the Indian rupee against the U.S. dollar.

●	Increase in interest expense related to an increase in our outstanding debt under our credit facility partially offset by:

●	Decrease in costs of revenue and operating expense, reflecting cost reduction initiatives in response to weakening of demand across our clients’ due to the COVID-19 pandemic

●	Decrease in income tax expense, including tax benefit related to our merger of our India operations

High repeat business and client concentration are common in our industry. During the three months ended June 30, 2020 and 2019, 96% and 98%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended June 30, 2020, our application outsourcing and consulting revenue represented 54% and 46%, respectively, of our total revenue as compared to 57% and 43%, respectively, for the three months ended June 30, 2019.

In the three months ended June 30, 2020, our North America revenue decreased by 2.7%, or $6.2 million, to $224.3 million, or 74.5% of total revenue, from $230.5 million, or 72.2% of total revenue, in the three months ended June 30, 2019. The decrease in North America revenue for the three months ended June 30, 2020 was primarily due to the decrease in revenue from clients in our healthcare industry group, partially offset by revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020.

In the three months ended June 30, 2020, our European revenue decreased by 20.0%, or $12.7 million, to $50.4 million, or 16.7% of total revenue, from $63.1 million, or 19.8% of total revenue in the three months ended June 30, 2019. The decrease in European revenue for the three months ended June 30, 2020 was primarily due to a decline in revenue from one of our large banking clients, partially offset by increase in our largest telecommunication client.

Our gross profit decreased by $15.7 million to $68.6 million for the three months ended June 30, 2020, as compared to $84.3 million for the three months ended June 30, 2019. The decrease in gross profit during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower revenue, higher onsite effort and an increase in subcontractor costs partially offset by decrease in travel and related expense as well as cost optimization programs with respect to our subcontractors implemented in the three months ended June 30, 2020. As a percentage of revenue, gross margin decreased from 26.4% in the three months ended June 30, 2019 to 22.8% in the three months ended June 30, 2020.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 41% and 40% of total revenue, and revenue from time-and-materials contracts represented 59% and 60% of total revenue for the three months ended June 30, 2020 and 2019, respectively. The revenue earned from fixed-price contracts in the three months ended June 30, 2020 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At June 30, 2020, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition as part of our cost reduction initiatives, was approximately 24.1%. Our attrition rate at June 30, 2020 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table presents an overview of our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Revenue	$301,064	$319,024	$(17,960)	(5.6)%
Costs of revenue	232,460	234,735	(2,275)	(1.0)%
Gross profit	68,604	84,289	(15,685)	(18.6)%
Operating expenses	61,449	70,861	(9,412)	(13.3)%
Income from operations	7,155	13,428	(6,273)	(46.7)%
Other expense	(5,957)	(2,669)	(3,288)	123.2%
Income before income tax expense	1,198	10,759	(9,561)	(88.9)%
Income tax expense	304	4,739	(4,435)	(93.6)%
Net income	894	6,020	(5,126)	(85.1)%
Less: net income attributable to noncontrolling interests, net of tax	—	186	(186)	(100.0)%
Net income available to Virtusa stockholders	894	5,834	(4,940)	(84.7)%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	—%
Net income (loss) attributable to Virtusa common stockholders	$(193)	$4,747	$(4,940)	(104.1)%

Revenue

Revenue decreased by 5.6%, or $17.9 million, from $319.0 million during the three months ended June 30, 2019 to $301.1 million in the three months ended June 30, 2020. The decrease in revenue was primarily due to decrease in revenue from several of our top ten clients, primarily in our healthcare industry group, productivity savings provided to our largest client as part of the vendor consolidation process and a decline in revenue from one of our large European banking clients, partially offset by increase in revenue from our largest telecommunication client and several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from North American clients in the three months ended June 30, 2020 decreased by $6.2 million, or 2.7%, as compared to the three months ended June 30, 2019, particularly due to the decrease in revenue from clients in the healthcare industry group, partially offset by revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from European clients decreased by $12.7 million, or 20.0%, as compared to the three months ended June 30, 2019, primarily due to decline in revenue from one of our large banking clients, partially offset by increase in revenue from our largest telecommunication client. We had 224 active clients at June 30, 2020, as compared to 217 active clients at June 30, 2019.

Cost of revenue

Costs of revenue decreased from $234.7 million in the three months ended June 30, 2019 to $232.5 million in the three months ended June 30, 2020, a decrease of $2.2 million, or 1.0%. The decrease in cost of revenue was primarily due to decrease in travel and related expenses of $6.8 million, partially offset by an increase in subcontractor costs of $1.9 million and an increase in the number of IT professionals and related compensation and benefit costs of $1.6 million, which also reflect certain cost reduction actions initiated during the three months ended June 30, 2020. At June 30, 2020, we had 20,609 IT professionals as compared to 19,911 at June 30, 2019. As a percentage of revenue, cost of revenue increased from 73.6% for the three months ended June 30, 2019 to 77.2% for three months ended June 30, 2020.

Gross profit

Our gross profit decreased by $15.7 million, or 18.6%, to $68.6 million for the three months ended June 30, 2020, as compared to $84.3 million for the three months ended June 30, 2019, primarily due to a decrease in revenue, an increase in subcontractor costs and higher onsite effort, partially offset by a decrease in travel and related expenses as well as cost optimization programs with respect to our subcontractors implemented in the three months ended June 30, 2020. As a percentage of revenue, gross margin was 26.4% in the three months ended June 30, 2019 and 22.8% in the three months ended June 30, 2020. The decrease in gross margin during the three months ended June 30, 2020, was primarily driven by lower revenue, increase in subcontractor costs, higher onsite effort and lower utilization.

Operating expenses

Operating expenses decreased from $70.9 million in the three months ended June 30, 2019 to $61.4 million in the three months ended June 30, 2020, a decrease of $9.5 million, or 13.3%. The decrease in operating expenses was primarily due to a decrease of $5.2 million in compensation expense, including stock and variable compensation expense as well as cost reduction initiatives. The decrease in operating expense was also due to a decrease in travel and related expenses of $3.2 million and a decrease in facilities costs of $0.7 million. As a percentage of revenue, our operating expenses decreased from 22.2% in the three months ended June 30, 2019 to 20.4% in the three months ended June 30, 2020.

Income from operations

Income from operations decreased by 46.7%, from $13.4 million in the three months ended June 30, 2019 to $7.2 million in the three months ended June 30, 2020. As a percentage of revenue, income from operations decreased from 4.2% in the three months ended June 30, 2019 to 2.4% in the three months ended June 30, 2020, primarily due to a decrease in revenue, increase in subcontractor costs and higher onsite effort, partially offset by decrease in operating expense.

Other expense

Other expense increased by $3.3 million, from $2.7 million in the three months ended June 30, 2019 to $6.0 million in the three months ended June 30, 2020, primary due to an increase in net foreign currency transaction losses related to the revaluation of a $240.4 million Indian rupee denominated intercompany note, primarily due to a substantial depreciation of the Indian rupee against the U.S. dollar and an increase in interest expense related to our credit facility, primarily related to increase in the borrowings and interest rate.

Income tax expense

Income tax expense decreased by $4.4 million, from $4.7 million in the three months ended June 30, 2019 to $0.3 million in the three months ended June 30, 2020. Our effective tax rate decreased from 44.0% for the three months ended June 30, 2019 to 25.4% for the three months ended June 30, 2020. The decrease in tax expense and effective tax rate for the three months ended June 30, 2020, was primarily due to a decrease in income from operations, the election of foreign tax credits, lower statutory rates in India and the merger of our Indian operations. The merger permits previous nondeductible items to be deducted in computing taxable income.

Noncontrolling interests

In connection with the Polaris acquisition, for the three months ended June 30, 2019, we recorded a noncontrolling interest of $0.2 million, representing a 3.0%, share of profits of Polaris held by parties other than Virtusa. During the three months ended March 31, 2020, Polaris merged with and into Virtusa India, with Virtusa India being the surviving entity. As of March 31, 2020, we own 100% of Polaris shares.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders decreased by $4.9 million or 84.7%, from $5.8 million in the three months ended June 30, 2019 to $0.9 million in the three months ended June 30, 2020. The decrease in net income in the three months ended June 30, 2020 was primarily due to a decrease in revenue and income from operations, an increase in foreign currency transaction losses and an increase in interest expense related to our credit facility, partially offset by a decrease in income tax expense.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended June 30, 2020 and 2019.

Net income (loss) available to Virtusa common stockholders

Net income (loss) available to Virtusa common stockholders decreased by $4.9 million or 104.1%, from a net income of $4.7 million in the three months ended June 30, 2019 to a net loss of $(0.2) million in the three months ended June 30, 2020. The decrease in net income in the three months ended June 30, 2020 was primarily due to a decrease in revenue and income from operations, an increase in foreign currency transaction losses and an increase in interest expense related to our credit facility, partially offset by a decrease in income tax expense.

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

We consider the total measure of cash, cash equivalents, short-term and long-term investments to be an important indicator of our overall liquidity. All of our investments are classified as time deposits, available-for-sale debt securities and equity securities, including our long-term investments which meet the credit rating and diversification requirements of our investment policy as approved by our audit committee and board of directors.

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$285,277	$290,837
Short-term investments	4,035	9,785
Long-term investments	7	4
Total cash and cash equivalents, short-term and long-term investments	$289,319	$300,626

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

●	We present consolidated statements of income measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing cost, non-recurring fees for potential proxy deliberation, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, and other non-recurring tax items to provide further insights into the comparison of our operating results among periods.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure:

	Three Months Ended
	June 30,
	2020	2019

	in thousands, except per share amounts)
GAAP income from operations	$7,155	$13,428
Add: Stock-based compensation expense	3,592	6,676
Add: Acquisition-related charges and restructuring charges (a)	2,590	4,097
Add: Non-recurring professional fees (b)	706	—
Non-GAAP income from operations	$14,043	$24,201
GAAP operating margin	2.4%	4.2%
Effect of above adjustments to income from operations	2.3%	3.4%
Non‑GAAP operating margin	4.7%	7.6%
GAAP net income (loss) available to Virtusa common stockholders	$(193)	$4,747
Add: Stock-based compensation expense	3,592	6,676
Add: Acquisition-related charges and restructuring charges (a)	2,590	4,243
Add: Non-recurring professional fees (b)	706	—
Add: Foreign currency transaction (gains) losses (c)	1,241	(1,202)
Tax adjustments (d)	(1,908)	(1,650)
Less: Noncontrolling interest, net of taxes (e)	—	(35)
Non-GAAP net income available to Virtusa common stockholders	$6,028	$12,779
GAAP diluted earnings (loss) per share (f)	$(0.01)	$0.15
Effect of stock-based compensation expense (g)	0.12	0.20
Effect of acquisition-related charges and restructuring charges (a) (g)	0.09	0.13
Effect of non-recurring professional fees (b) (g)	0.02	—
Effect of foreign currency transaction (gains) losses (c) (g)	0.04	(0.04)
Tax adjustments (d) (g)	(0.06)	(0.05)
Effect of noncontrolling interest (e) (g)	—	—
Effect of dividend on Series A Convertible Preferred Stock (f) (g)	—	0.03
Effect of change in dilutive shares for non-GAAP (f)	—	(0.01)
Non-GAAP diluted earnings per share (g) (h)	$0.20	$0.41
(a)	Acquisition-related charges include, when applicable, amortization of purchased intangibles, external deal costs, transaction-related professional fees, acquisition-related retention bonuses, changes in the fair value of contingent consideration liabilities, accreted interest related to deferred acquisition payments, charges for impairment of acquired intangible assets and other acquisition-related costs including integration expenses consisting of outside professional and consulting services and direct and incremental travel costs. Restructuring charges, when applicable, include termination benefits, as well as certain professional fees related to restructuring. The following table provides the details of the acquisition-related charges and restructuring charges:

	Three Months Ended
	June 30,
	2020	2019
Amortization of intangible assets	$4,168	$3,221
Acquisition and integration costs	—	876
Changes in fair value of contingent consideration	(1,578)	—
Acquisition-related charges included in costs of revenue and operating expense	2,590	4,097
Accreted interest related to deferred acquisition payments	—	146
Total acquisition-related charges and restructuring charges	$2,590	$4,243

(b)	Non-recurring fees for advisory, legal, consulting and proxy solicitation services in connection with a potential proxy deliberation with respect to our annual shareholder meeting and the election of directors.

(c)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(d)	Tax adjustments reflect the tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods. For fiscal year 2020, tax adjustments exclude the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes and BEAT tax impact in contemplation of a reorganization of our Indian legal entities. Tax adjustments also assumes application of foreign tax credit benefits in the United States.

(e)	Noncontrolling interest represents the minority shareholders interest of Polaris.

(f)	During the three months ended June 30, 2020 and 2019, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the calculations of both GAAP and non-GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using the if-converted method to calculate the non-GAAP diluted earnings per share for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
Non-GAAP net income available to Virtusa common stockholders	$6,028	$12,779
Add: Dividends and accretion on Series A Convertible Preferred Stock	—	1,087
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$6,028	$13,866
GAAP dilutive weighted average shares outstanding	30,168,174	30,934,411
Add: Incremental dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	250,078	—
Add: Incremental effect of Series A Convertible Preferred Stock as converted	—	3,000,000
Non-GAAP dilutive weighted average shares outstanding	30,418,252	33,934,411

(g)	To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

(h)	Non-GAAP diluted earnings per share is subject to rounding.

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

On October 15, 2019, we entered into Amendment No. 2 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and the lenders party thereto (the “Second Credit Agreement Amendment”), which amends the Credit Agreement to, among other things, increase the revolving commitments available to us under the Credit Agreement from $200.0 million to $275.0 million, reduce the interest rate margins applicable to term loans and revolving loans outstanding under the Credit Agreement from time to time and reduce the commitment fee payable by us to the lenders in respect of unused revolving commitments under the Credit Agreement. We executed the Second Credit Agreement Amendment to provide additional lending capacity which we used to fund the completion of the Polaris delisting transaction, as well as to provide excess lending capacity in the event of future opportunistic, strategic, investment opportunities. The Second Credit Agreement Amendment contains customary terms for amendments of this type, including representations, warranties and covenants. Interest under the credit facility accrues at a rate per annum of LIBOR plus 2.75%, subject to step-downs based on the Company’s ratio of debt to EBITDA. During the fiscal year ended March 31, 2020, the Company drew down $145.0 million from the credit facility, inclusive of $84.0 million drawn in the three months ended March 31, 2020 as a proactive measure in light of the uncertainty resulting from the COVID-19 pandemic. Earlier draws in the fiscal year March 31, 2020 were used to fund the eTouch 18-month anniversary payment of $17.5 million and to fund opportunistic, strategic, investment opportunities.

For the fiscal year ending March 31, 2021, we are required to make principal payments of $4.3 million per quarter. The term of the Credit Agreement is five years ending February 6, 2023. At June 30, 2020, the total outstanding amount under the Credit Agreement was $440.6 million. At June 30, 2020, the weighted average interest rate on the term loan and revolving line of credit was 3.75%.

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

At June 30, 2020, we were in compliance with all covenants set forth in our Credit Agreement.  Based upon our current plans, we expect our operating cash flows, together with our cash and short-term investment balances, to be sufficient to meet our operating requirements and service our debt for the foreseeable future. However, given the dynamic nature of the COVID-19 pandemic, there can be no assurances that its future impact will not have a material adverse effect on our ongoing business, results of operations, liquidity needs, debt covenant compliance or overall financial performance.

At June 30, 2020, we had approximately $289.3 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $191.2 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. If our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash could be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Notwithstanding these limitations, in April

2020, we were able to repatriate $25.0 million of cash from our India entity to our U.S. entity, without tax implication, to support our U.S. legal entity’s liquidity needs. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

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

During the fiscal year ended March 31, 2020, we completed multiple tuck-in asset and business acquisitions for an aggregate purchase price consideration of $49.6 million, with an additional earn-out consideration of $38.7 million, which, if earned, would be payable over the next two fiscal years. During the three months ended June 30, 2020, we paid $6.3 million and $1.2 million in deferred consideration and earn-out consideration respectively related to these tuck-in acquisitions. As of June 30, 2020, the balance of contingent consideration is $22.1 million, of which $18.0 million is expected to be paid within the next 12 months.

On December 31, 2019, in connection with a request for proposal (“RFP”) and vendor consolidation process conducted by Citigroup Technology, Inc. (“Citi”), and as part of the Company being one of the vendors selected to continue preferred vendor status at Citi and have the opportunity to compete for additional vendor consolidation work, the Company and Citi entered into Amendment No. 5 to the Master Professional Services Agreement, by and between the Company and Citi, dated as of July 1, 2015, as amended (the “Amendment”). Pursuant to the Amendment, (i) Citi agreed to maintain the Company as a preferred vendor under the Resource Management Organization for the provision of IT services to Citi on an enterprise wide basis, (ii) the Company agreed to provide certain savings to Citi for the period from April 1, 2020 to December 31, 2020 (“Savings Period”), which savings can be achieved through productivity and efficiency measures and associated reduced spend; provided that if these productivity and efficiency measures do not achieve the projected savings amounts, the Company is required to provide certain discounts to Citi for the Savings Period to achieve the savings commitments; and (iii) to the extent that Citi awards the Company additional or new work in addition to the services covered by the RFP, the Company agreed to provide Citi with a certain percentage of savings (whether achieved through productivity measures, efficiencies, discounts or otherwise) as a condition to performing such services.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A

Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the three months ended June 30, 2020, the Company paid $1.0 million as a cash dividend on its Series A Convertible Preferred Stock.

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

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the June 2016 and November 2018 Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2017, , of not more than 3.50 to 1.00 for all periods thereafter ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods thereafter through December 2021, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2020, we were in compliance with these covenants. The net unrealized loss associated with Interest Rate Swap Agreement was $11.2 million as of June 30, 2020, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to our clients. As of June 30, 2020, the total unamortized upfront payments related to these services were $29.3 million and are expected to be amortized as a reduction to revenue over a benefit period of 4 years.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the three months ended June 30, 2020, we sold $13.2 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the three months ended June 30, 2020. No amounts were due under the financing agreement at June 30, 2020, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	June 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$56,032	$2,236
Net cash (used in) provided by investing activities	(1,939)	6,188
Net cash used in financing activities	(64,203)	(9,253)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,206	1,145
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,904)	316
Cash, cash equivalents and restricted cash, beginning of year	291,601	190,113
Cash, cash equivalents and restricted cash, end of period	$285,697	$190,429

Operating activities

Net cash provided by operating activities increased in the three months ended June 30, 2020 compared to the three ended June 30, 2019, primarily due to a decrease in accounts receivable as a result of a decrease in our days sales outstanding during the three months ended June 30, 2020.

Investing activities

Net cash used in investing activities during the three months ended June 30, 2020 compared to net cash provided by investing activities during the three months ended June 30, 2019 is primarily due to a decrease in net proceeds from sale or maturity of short-term investments, partially offset by decrease in the purchase of property and equipment.

Financing activities

Net cash used in financing activities increased in the three ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in net cash used in financing activities in the three months ended June 30, 2020 was primarily due to an increase in payment of debt and payment of contingent consideration related to acquisitions partially offset by a decrease in payment of noncontrolling interest.

Commitments and Contingencies

See Note 16 to our consolidated financial statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A of the Annual Report. There have been no material changes in three months ended June 30, 2020 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted revenue and expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 7 of our consolidated financial statements included herein for a description of recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the GBP and the Indian rupee.

We have an 18 month rolling hedge program comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. This program is designed to mitigate the impact of volatility in the U.S. dollar and the GBP equivalents of our Indian rupee denominated expenses. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at June 30, 2020 was $112.9 million. There is no assurance that the hedging program or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

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

Interest Rate Risk

Interest under our credit facility accrues at the higher of  LIBOR or 1.00%, plus 2.75% subject to step downs based on our ratio of debt to EBITDA. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or an agreed upon replacement reference rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement for our credit facility includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At June 30, 2020, the weighted average interest rate on the term loan and line of credit was 3.75%. At June 30, 2020, the outstanding amount under the Credit Agreement was $440.6 million.

At June 30, 2020, we had $289.3 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of money market mutual funds and time deposits. Our investments are classified as available-for-sale debt securities, time deposits and equity securities. These investments are recorded at fair value. Our investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended June 30, 2020, we withheld an aggregate of 63,254 shares of restricted stock at a weighted average price of $30.28 per share.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

3.1

Amendment No. 1 to Amended and Restated By-laws of the Registrant (previously filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33625) filed on May 28, 2020 and incorporated by reference herein).

10.1*+	Fifth Amended and Restated Director Compensation Policy.

10.2*	Amendment #6 to Master Professional Services Agreement by and among Polaris Consulting & Services Limited, Citigroup Technology, Inc. and the Registrant, dated as of June 11, 2020.

10.3*	Amendment No. 3 to Amended and Restated Credit Agreement dated May 27, 2020, by and among Virtusa Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101. INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

+ Indicates a management contract or compensation plan, contract or arrangement.

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

Virtusa Corporation

Date: July 31, 2020	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2020	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)