Form 10-Q
period 2020-09-30
VIRTUSA CORP
filed 2020-11-03
CIK 1207074

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of October 30, 2020:

Class	Number of Shares
Common Stock, par value $.01 per share	30,309,509

Virtusa Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$297,459	$290,837
Short-term investments	3,287	9,785
Accounts receivable, net of allowance of $1,151 and $1,541 at September 30, 2020 and March 31, 2020, respectively	134,825	148,950
Unbilled accounts receivable	93,259	137,839
Prepaid expenses	62,853	55,574
Restricted cash	2,653	659
Assets held for sale	10,718	8,334
Other current assets	26,590	29,214
Total current assets	631,644	681,192
Property and equipment, net	98,248	101,250
Operating lease right-of-use assets	42,295	48,684
Investments accounted for using equity method	—	1,336
Long-term investments	15	4
Deferred income taxes	30,158	30,225
Goodwill	293,583	296,493
Intangible assets, net	123,714	130,903
Other long-term assets	35,369	46,980
Total assets	$1,255,026	$1,337,067
Liabilities, Series A Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$31,940	$38,537
Accrued employee compensation and benefits	75,667	79,373
Deferred revenue	9,340	8,054
Accrued expenses and other	87,095	95,124
Current portion of long-term debt	40,138	16,043
Operating lease liabilities	11,522	11,543
Income taxes payable	7,704	3,233
Total current liabilities	263,406	251,907
Deferred income taxes	15,175	16,067
Operating lease liabilities, noncurrent	36,303	41,697
Long-term debt, less current portion	363,823	480,154
Long-term liabilities	45,765	42,475
Total liabilities	724,472	832,300
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at September 30, 2020 and March 31, 2020; redemption amount and liquidation preference of $108,000 at September 30, 2020 and March 31, 2020	107,408	107,326
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at September 30, 2020 and March 31, 2020	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at September 30, 2020 and March 31, 2020; issued 33,695,073 and 33,518,389 shares at September 30, 2020 and March 31, 2020, respectively; outstanding 30,309,509 and 30,132,825 shares at September 30, 2020 and March 31, 2020, respectively	337	335
Treasury stock, 3,385,564 common shares, at cost, at September 30, 2020 and March 31, 2020	(58,332)	(58,332)
Additional paid-in capital	253,013	246,862
Retained earnings	301,319	293,831
Accumulated other comprehensive loss	(73,191)	(85,255)
Total Stockholders' equity	423,146	397,441
Total liabilities, Series A convertible preferred stock and stockholders’ equity	$1,255,026	$1,337,067

See accompanying notes to unaudited consolidated financial statement

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$317,188	$328,501	$618,252	$647,525
Costs of revenue	233,170	238,584	465,630	473,319
Gross profit	84,018	89,917	152,622	174,206
Operating expenses:
Selling, general and administrative expenses	71,292	70,682	132,741	141,543
Income from operations	12,726	19,235	19,881	32,663
Other income (expense):
Interest income	192	551	468	1,224
Interest expense	(5,736)	(4,835)	(11,035)	(9,743)
Foreign currency transaction gains (losses), net	4,098	(3,437)	2,857	(2,235)
Other, net	1,235	564	1,542	928
Total other expense	(211)	(7,157)	(6,168)	(9,826)
Income before income tax expense	12,515	12,078	13,713	22,837
Income tax expense	3,746	4,830	4,050	9,569
Net income	8,769	7,248	9,663	13,268
Less: net income attributable to noncontrolling interests, net of tax	—	146	—	332
Net income available to Virtusa stockholders	8,769	7,102	9,663	12,936
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,088	2,175	2,175
Net income available to Virtusa common stockholders	$7,681	$6,014	$7,488	$10,761
Basic earnings per share available to Virtusa common stockholders	$0.25	$0.20	$0.25	$0.36
Diluted earnings per share available to Virtusa common stockholders	$0.25	$0.20	$0.25	$0.35

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$8,769	$7,248	$9,663	$13,268
Other comprehensive income (loss):
Foreign currency translation adjustment	5,620	(6,355)	7,685	(6,736)
Pension plan adjustment, net of tax effect	92	(848)	171	(686)
Unrealized loss on available-for-sale debt securities, net of tax effect	—	(3)	—	—
Unrealized gain (loss) on effective cash flow hedges, net of tax effect	2,071	(1,379)	4,208	(2,213)
Other comprehensive income (loss)	$7,783	$(8,585)	$12,064	$(9,635)
Comprehensive income (loss)	16,552	(1,337)	21,727	3,633
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	35	—	365
Comprehensive income (loss) available to Virtusa stockholders	$16,552	$(1,372)	$21,727	$3,268

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended September 30, 2020 and 2019

(Unaudited)

(In thousands, except share amounts)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 31, 2020	33,518,389	$335	(3,385,564)	$(58,332)	$246,862	$293,831	$(85,255)	$397,441
Proceeds from the exercise of stock options	5,741	—	—	—	92	—	—	92
Restricted stock awards vested	108,414	1	—	—	(1)	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,914)	—	—	(1,914)
Share-based compensation	—	—	—	—	3,592	—	—	3,592
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)
Other comprehensive income	—	—	—	—	—	—	4,281	4,281
Net income	—	—	—	—	—	894	—	894
Balance at June 30, 2020	33,632,544	$336	(3,385,564)	$(58,332)	$248,631	$293,638	$(80,974)	$403,299
Proceeds from the exercise of stock options	24,868	—	—	—	472	—	—	472
Restricted stock awards vested	37,661	1	—	—	(1)	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(167)	—	—	(167)
Share-based compensation	—	—	—	—	4,078	—	—	4,078
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)
Other comprehensive income	—	—	—	—	—	—	7,783	7,783
Net income	—	—	—	—	—	8,769	—	8,769
Balance at September 30, 2020	33,695,073	$337	(3,385,564)	$(58,332)	$253,013	$301,319	$(73,191)	$423,146

							Accumulated	Total
					Additional		Other	Virtusa		Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity	Interest
Balance at March 31, 2019	33,012,775	$330	(2,879,999)	$(39,652)	$239,204	$250,279	$(59,387)	$390,774	$—	$390,774	$23,576
Proceeds from the exercise of stock options	13,416	—	—	—	194	—	—	194	—	194	8
Restricted stock awards vested	96,763	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,011)	—	—	(2,011)	—	(2,011)	—
Share-based compensation	—	—	—	—	6,674	—	—	6,674	—	6,674	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	18	—	—	18	—	18	170
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(5,549)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	116
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(1,194)	(1,194)	—	(1,194)	144
Net income	—	—	—	—	—	5,834	—	5,834	—	5,834	186
Balance at June 30, 2019	33,122,954	$331	(2,879,999)	$(39,652)	$244,078	$255,026	$(60,581)	$399,202	$—	$399,202	$18,651
Restricted stock awards vested	101,178	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,647)	—	—	(1,647)	—	(1,647)	—
Share-based compensation	—	—	—	—	5,829	—	—	5,829	—	5,829	—
Repurchase of common stock	—	—	(505,565)	(18,680)	—	—	—	(18,680)	—	(18,680)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	25	—	—	25	—	25	101
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(3,126)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(533)
Reclassification of noncontrolling interest from temporary equity to permanent equity	—	—	—	—	—	—	—	—	15,093	15,093	(15,093)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(8,474)	(8,474)	(111)	(8,585)	—
Net income	—	—	—	—	—	7,102	—	7,102	146	7,248	—
Balance at September 30, 2019	33,224,132	$332	(3,385,564)	$(58,332)	$248,284	$261,040	$(69,055)	$382,269	$15,128	$397,397	$—

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,663	$13,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,257	15,711
Share-based compensation expense	7,670	12,510
Gain on redemption of equity method investment	(1,179)	—
Provision (recovery) for doubtful accounts	94	(313)
Loss (gain) on disposal of property and equipment	171	(351)
Foreign currency transaction (gains) losses, net	(2,857)	2,235
Amortization of discounts and premiums on investments	—	(6)
Impairment of operating lease right-of-use asset	1,413	—
Amortization of debt issuance cost	749	546
Deferred income taxes, net	250	62
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	62,168	4,221
Prepaid expenses and other current assets	9,652	(7,735)
Other long-term assets	166	(12,673)
Accounts payable	(7,295)	(8,298)
Accrued employee compensation and benefits	(4,562)	(1,144)
Accrued expenses and other current liabilities	7,235	7,782
Operating lease liabilities	(459)	141
Income taxes payable	1,739	(2,748)
Other long-term liabilities	3,599	596
Net cash provided by operating activities	105,474	23,804
Cash flows from investing activities:
Proceeds from sale of property and equipment	250	651
Purchase of short-term investments	(42)	(20,279)
Proceeds from sale or maturity of short-term investments	6,568	38,240
Payment for asset acquisitions	(27)	(7,251)
Payment of deferred consideration related to business acquisitions	(8,313)	(17,500)
Purchase of property and equipment	(4,027)	(8,479)
Net cash used in investing activities	(5,591)	(14,618)
Cash flows from financing activities:
Proceeds from exercise of common stock options	564	194
Proceeds from exercise of subsidiary stock options	—	93
Proceeds from debt	—	27,500
Payment of debt	(8,672)	(6,250)
Repurchase of common stock	—	(18,680)
Payments of withholding taxes related to net share settlements of restricted stock	(2,082)	(3,658)
Purchase of redeemable noncontrolling interest related to Polaris	—	(8,675)
Principal payments on capital lease obligation	—	(32)
Payment of dividend on Series A Convertible Preferred Stock	(2,092)	(2,092)
Payment of debt issuance costs	(813)	—
Payment of revolving credit facility	(83,500)	—
Payment of contingent consideration related to acquisitions	(5,423)	—
Net cash used in financing activities	(102,018)	(11,600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,744	(4,012)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,609	(6,426)
Cash, cash equivalents and restricted cash, beginning of year	291,601	190,113
Cash, cash equivalents and restricted cash, end of period	$300,210	$183,687

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	September 30, 2020	March 31, 2020
Balance sheet classification
Cash and cash equivalents	$297,459	$290,837

Restricted cash in current assets	2,653	659
Restricted cash in other long-term assets	98	105
Total restricted cash	$2,751	$764
Total cash, cash equivalents and restricted cash	$300,210	$291,601

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

Fair Value of Financial Instruments

At September 30, 2020 and March 31, 2020, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 7 for a discussion of the fair value of the Company’s other financial instruments.

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

See Note 9, “Revenues and Accounts Receivable” for additional information regarding credit losses.

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

The components of basic earnings per share are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerators:
Net income available to Virtusa stockholders	$8,769	$7,102	$9,663	$12,936
Less: Series A Convertible Preferred Stock dividends and accretion	(1,088)	(1,088)	(2,175)	(2,175)
Net income available to Virtusa common stockholders	$7,681	$6,014	$7,488	$10,761
Denominators:
Basic weighted average common shares outstanding	30,269,003	30,107,942	30,218,589	30,137,926
Basic earnings per share available to Virtusa common stockholders	$0.25	$0.20	$0.25	$0.36

The components of diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerators:
Net income available to Virtusa common stockholders	$7,681	$6,014	$7,488	$10,761
Add : Series A Convertible Preferred Stock dividends and accretion	—	—	—	—
Net income available to Virtusa common stockholders and assumed conversion	$7,681	$6,014	$7,488	$10,761
Denominators:
Basic weighted average common shares outstanding	30,269,003	30,107,942	30,218,589	30,137,926
Dilutive effect of Series A Convertible Preferred Stock if converted	—	—	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	410,575	600,220	330,327	683,361
Weighted average shares—diluted	30,679,578	30,708,162	30,548,916	30,821,287
Diluted earnings per share available to Virtusa common stockholders	$0.25	$0.20	$0.25	$0.35

During the three months ended September 30, 2020 and 2019, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 139,172 and 277,265 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.  For the three months ended September 30, 2020 and 2019, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded in the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the six months ended September 30, 2020 and 2019, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 190,845 and 138,633 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.  For the six months ended September 30, 2020 and 2019, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded in the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Proposed Merger with Austin HoldCo Inc., an entity wholly owned by funds affiliated with Baring Private Equity Asia

On September 9, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Austin HoldCo Inc., an entity wholly-owned by funds affiliated with Baring Private Equity Asia (“Parent”), and Austin BidCo Inc., a wholly-owned subsidiary of Parent (“Sub”), with respect to the acquisition of the Company by Parent for $51.35 in cash for each share of Virtusa common stock.

Pursuant to the Merger Agreement, Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Merger Agreement by the requisite vote of the Company’s stockholders, the receipt of certain foreign regulatory approvals and the approval or other clearance of the Committee on Foreign Investments in the United States (“CFIUS”). The applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, with respect to the transactions contemplated by the Merger Agreement expired on October 23, 2020. Consummation of the Merger is not subject to any financing condition, and is expected to occur in the first half of calendar year 2021. The waiting period under the HSR Act expired without any review.

The Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay a termination fee of $54,330 to Austin HoldCo Inc.

(5) Business Combinations

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

Under the purchase method of accounting, assets acquired are recorded at their estimated fair values. During the three months ended September 30, 2020, the Company completed its purchase price allocation for two of the three acquired businesses and is in the process of obtaining additional information on the third acquired business, primarily regarding certain assets and liabilities and may continue to adjust the preliminary estimated fair values. During the six months ended September 30, 2020, the Company paid $8,313 in deferred consideration and $4,051 in contingent consideration related to these acquisitions. During the six months ended September 30, 2020, the Company recorded $5,942 as a reduction of goodwill related to updating the fair value assessment of contingent consideration of $4,178, customer relationships of $1,513 and other adjustments of $251.

The following table shows the aggregate preliminary purchase price allocation for these acquisitions:

	Amount	Useful Life
Consideration Transferred:
Cash paid at closing	$29,624
Deferred consideration payable	10,313
Fair value of contingent consideration	20,786
Fair value of consideration	60,723
Less: Cash acquired	(477)
Total purchase price, net of cash acquired	$60,246
Assets and Liabilities:
Cash and cash equivalents	477
Goodwill	21,374
Customer relationships	39,319	5 -7 years
Other net	(447)
Total purchase price	$60,723

The primary items that generated goodwill for these acquisitions are the value of the acquired assembled workforce and other benefits expected to result from combining the acquired operations with those of the Company, neither of which qualify as a separate intangible asset.

During the six months ended September 30, 2020, the Company recorded $765 in the Company’s consolidated statements income as fair value changes to the contingent consideration related to events that occurred in the current period. As of September 30, 2020, the fair value of contingent consideration for these acquisitions is $16,086.

(6) Investment Securities

At September 30, 2020 and March 31, 2020, all of the Company’s investment securities were classified as time deposits, available-for-sale debt securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 7 to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at September 30, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Time Deposits:
Current	$2,535	$—	$—	$2,535
Equity securities:
Mutual funds:
Current	647	105	—	752
Equity Shares/ Options:
Non-current	1	14	—	15
Total investment securities	$3,183	$119	$—	$3,302

The following is a summary of investment securities at March 31, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Time deposits:
Current	$3,927	$—	$—	$3,927
Equity securities:
Mutual funds:
Current	5,623	235	—	5,858
Equity Shares/ Options:
Non-current	1	3	—	4
Total investment securities	$9,551	$238	$—	$9,789

The Company evaluates available-for-sale debt securities with unrealized losses to determine whether a credit loss exists. The estimate of credit loss is determined by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded as a charge to other income (expense), not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss is recognized in accumulated other comprehensive income ("AOCI"). We assess expected credit losses at the end of each reporting period and adjust the allowance through other income (expense). The Company does not hold any available-for-sale debt securities as of September 30, 2020 and March 31, 2020.

Proceeds from sales of available-for-sale debt and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Proceeds from sales or maturities of available-for-sale debt securities and equity securities	$787	$18,423	$6,568	$38,240
Gross gains	$—	$212	$176	$440
Gross losses	—	—	—	—
Net realized gains on sales of available-for-sale debt securities and equity securities	$—	$212	$176	$440

(7) Fair Value of Financial Instruments

The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Time deposits—current	$—	$2,535	—	$2,535
Equity securities—current	—	752	—	752
Equity securities—non-current	—	15	—	15
Derivative financial instruments:
Foreign currency derivative contracts—current	—	1,411	—	1,411
Foreign currency derivative contracts—non-current	—	—	—	—
Interest rate swap contracts	—	—	—	—
Total assets	$—	$4,713	$—	$4,713
Liabilities:
Foreign currency derivative contracts—current	—	719	—	719
Foreign currency derivative contracts—non-current	—	52	—	52
Interest rate swap contracts—non-current	—	10,064	—	10,064
Contingent consideration	—	—	16,086	16,086
Total liabilities	$—	$10,835	$16,086	$26,921

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Time deposits—current	$—	$3,927	—	$3,927
Equity securities—current	—	5,858	—	5,858
Equity securities—non-current	—	4	—	4
Derivative financial instruments:
Foreign currency derivative contracts—current	—	103	—	103
Foreign currency derivative contracts—non-current	—	56	—	56
Interest rate swap contracts	—	—	—	—
Total assets	$—	$9,948	$—	$9,948
Liabilities:
Foreign currency derivative contracts—current	$—	3,689	$—	3,689
Foreign currency derivative contracts—non-current	—	364	$—	364
Interest rate swap contracts—non-current	—	11,128	—	11,128
Contingent consideration	—	—	25,012	25,012
Total liabilities	$—	$15,181	$25,012	$40,193

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

The following table shows a reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities associated with our business combinations:

September 30, 2020
Beginning balance	$25,012
Purchase price adjustments	(4,178)
Payments made during the period	(4,051)
Contingent consideration recognized in earnings	(765)
Foreign currency translation adjustments	68
Ending balance	$16,086

(8) Derivative Financial Instruments

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $117,602 and $128,728 at September 30, 2020 and March 31, 2020, respectively. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $692 at September 30, 2020. At September 30, 2020, the maximum outstanding term of any derivative instrument was 15 months.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement (See Note 14 to the consolidated financial statements), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company will recognize these transactions in accordance with ASC 815 "Derivatives and Hedging," and have designated the interest rate swaps as cash flow hedges.

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The interest rate swaps purchased in July 2016 matured in July 2020. The November 2018 interest rate swap was entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swap is at a fixed rate of 2.85% and is designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the interest rate swap to retain the 50% coverage target. During the three months ended September 30, 2020 and operating as designed, the 2018 interest rate swap increased to cover the notional amount of debt that the expired interest rate swaps had been covering.  In addition, the Company conducted a simultaneous de-designation and a re-designation of the hedge for this interest rate swap to align with the May 2020 debt amendment and maintain a highly effective hedge relationship given the increase of the notional amount of the interest rate swap and in consideration of the increase in interest rate floor to 1%. At September 30, 2020, the total notional amounts of the interest rate swap was $172,600 with remaining maturity of approximately 2.5 years. As of the date of de-designation and re-designation, the unrealized losses associated with the interest rate swap of $10,864 will be amortized to interest expense over the remaining interest rate swap period.  The unrealized losses associated with the interest rate swap agreement was $10,064 and $11,128 at September 30, 2020 and March 31, 2020, respectively, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets as of:

Derivatives designated as hedging instruments

	September 30, 2020	March 31, 2020
Foreign currency exchange contracts:
Other current assets	$1,411	$103
Other long-term assets	$—	$56
Accrued expenses and other	$719	$3,689
Long-term liabilities	$52	$364

	September 30, 2020	March 31, 2020
Interest rate swap contracts:
Other long-term assets	$—	$—
Long-term liabilities	$10,064	$11,128

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives
Derivatives Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency exchange contracts	$1,081	$673	$3,045	$3,306
Interest rate swaps	$(1)	$(791)	$(736)	$(3,836)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income
from AOCI into Income (loss) (Effective	Three Months Ended September 30,		Six Months Ended September 30,
Portion)	2020	2019	2020	2019
Revenue	$—	$—	$—	$(18)
Costs of revenue	$(465)	$1,119	$(1,077)	$1,524
Operating expenses	$(172)	$482	$(412)	$682
Interest Expenses	$(1,090)	$101	$(1,800)	$309

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three Months Ended		Six Months Ended
Derivatives not Designated	Location of Gain Or (Loss)	September 30,		September 30,
as Hedging Instruments	Recognized in Income (loss) on Derivatives	2020	2019	2020	2019
Foreign currency exchange contracts	Revenue	$(862)	$889	$(991)	$1,244
	Costs of revenue	$576	$(499)	$721	$(725)
	Selling, general and administrative expenses	$46	$(66)	$59	$(86)

(9) Revenues and Accounts Receivable

Disaggregation of Revenue

The table below presents disaggregated revenues from the Company’s contracts with customers by geography, industry groups, service offerings and contract-type. The Company believes this disaggregation best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by industry, market and other economic factors.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by geography:	2020	2019	2020	2019
North America	$233,010	$242,296	$457,332	$472,776
Europe	54,134	57,024	104,558	120,104
Rest of World	30,044	29,181	56,362	54,645
Consolidated revenue	$317,188	$328,501	$618,252	$647,525

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by customer’s industry groups(1)	2020	2019	2020	2019
Banking Financial Services and Insurance	$172,718	$185,705	$338,291	$368,907
Communications and Technology	77,962	74,029	150,326	144,096
Media & Information and Other	26,603	21,570	48,933	40,722
Healthcare	39,905	47,197	80,702	93,800
Consolidated revenue	$317,188	$328,501	$618,252	$647,525
(1)	Prior year amounts have been reclassified to conform to the current period presentation

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by service offerings	2020	2019	2020	2019
Application outsourcing	$177,735	$181,576	$340,163	$363,539
Consulting	139,453	146,925	278,089	283,986
Consolidated revenue	$317,188	$328,501	$618,252	$647,525

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenue by contract type	2020	2019	2020	2019
Time-and-materials	$178,403	$199,365	$355,112	$389,280
Fixed-price*	138,785	129,136	263,140	258,245
Consolidated revenue	$317,188	$328,501	$618,252	$647,525

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

The table below shows the movements in contract assets during the six months ended:

	September 30, 2020	September 30, 2019
Beginning balance	$14,241	$18,538
Revenues recognized during the period but not yet billed	37,554	44,957
Amounts billed	(37,932)	(41,152)
Other	28	(400)
Ending balance	$13,891	$21,943

Contract liabilities comprise of amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows movements in the deferred revenue during the six months ended:

	September 30, 2020	September 30, 2019
Beginning balance	$8,054	$6,421
Amounts billed but not yet recognized as revenues	6,352	4,867
Revenues recognized related to the opening balance of deferred revenue	(5,096)	(4,291)
Other	30	(110)
Ending balance	$9,340	$6,887

Remaining performance obligation

ASC Topic 606 - Revenue from Contracts with Customers requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020. This disclosure is not required for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $16,711 and will be recognized as revenue within 4 years.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to its clients. As of September 30, 2020, the total unamortized upfront payments related to these services were $17,790 and are recorded in prepaid expenses and other long-term assets in the consolidated balance sheet. These upfront payments are expected to be amortized as a reduction to revenue over a benefit period of 4 years.

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

Six Months Ended
September 30, 2020
Balance at March 31, 2020	$1,541
Transition period adjustment on accounts receivable pursuant to ASC 326	—
Adjusted balance at April 1, 2020	1,541
Current-period provision for expected credit losses	94
Write-offs charged against the allowance	(514)
Foreign currency translation adjustments	30
Balance at September 30, 2020	$1,151

(10) Series A Convertible Preferred Stock

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and six months ended September 30, 2020 and 2019, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the six months ended September 30, 2020 and 2019, the Company has paid $2,092 as cash dividend on Series A Convertible Preferred Stock. As of September 30, 2020 and 2019, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(11) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balances at:

	September 30, 2020	March 31, 2020
Beginning balance	$296,493	$279,543
Goodwill arising from acquisitions	—	27,316
Purchase price adjustments	(5,942)	—
Foreign currency translation adjustments	3,032	(10,366)
Ending balance	$293,583	$296,493

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $285,474. The acquisition costs and goodwill balance not deductible for tax purposes are $21,013, primarily related to the Company’s TradeTech acquisition (closed on January 2, 2014), and the eTouch India acquisition.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at:

	September 30, 2020
	Weighted	Gross		Net
	Average Useful Life	Carrying	Accumulated	Carrying
	at Acquisition	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	10.6	$179,010	$56,193	$122,817
Trademark	2.0	900	900	—
Technology	5.0	500	500	—
Other	5.0	1,214	317	897
	10.5	$181,624	$57,910	$123,714

	March 31, 2020
	Weighted	Gross		Net
	Average Useful Life	Carrying	Accumulated	Carrying
	at Acquisition	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	10.6	$176,373	$46,494	$129,879
Trademark	2.0	900	900	—
Technology	5.0	500	500	—
Other	5.0	1,214	190	1,024
	10.5	$178,987	$48,084	$130,903

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

During the fiscal year ended March 31, 2020, the Company acquired certain assets of three consulting companies located in the United States, which were accounted as asset acquisitions and were not material to the Company. The purchase price was approximately $9,651 in cash and an additional earn-out consideration of up to $9,853 payable within one year based on achievement of certain revenue targets. During the six months ended September 30, 2020, the Company paid $3,228 towards earn-out consideration based on achievement of revenue targets. The remaining probable and estimable value of the contingent consideration as of September 30, 2020 is $598.

(12) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rates were 29.9% and 29.5% for the three and six months ended September 30, 2020, respectively, as compared to an effective tax rates of 40.0% and 41.9% for the three and six months ended September 30, 2019, respectively. The Company’s effective tax rate for the three and six months ended September 30, 2020 was impacted by executive stock compensation limitations, the election of foreign tax credits in the U.S., the election to treat certain foreign entities as dis-regarded for U.S. tax purposes, the application of lower tax rates in India and surrendering any tax holidays in India. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $30,316 and $2,148 of net deferred tax assets in the United States and the United Kingdom, respectively, at September 30, 2020. The Company has a valuation allowance in the U.S. related to utilization of certain foreign tax credits are not expected to be realized.

During the fiscal year ended March 31, 2020, the Company merged Polaris Consulting and Software Limited (“Polaris”) with into Virtusa Consulting Services Private Limited (“Virtusa India”). The merger of Polaris into Virtusa India is considered an entity liquidation for US income tax purposes. The earnings of this entity will be subject to US taxation as well as local taxation with a corresponding foreign tax credit or deduction, at the election of the Company. The election also makes available to the Company the benefits of future foreign tax credits. The merger makes available to the Company tax deductions under Indian Laws for interest on debt used to purchase the group as well as amortization of intangible assets. Under local Indian law, the merger was retroactive to April 1, 2018 resulting in amended tax return filing in India for the year ended March 31, 2019. The Company’s effective tax rate for the three and six months ended September 30, 2020, reflects the merger of Polaris India into Virtusa India.

The Company’s income tax provision for the three and six months ended September 30, 2020 includes the expected impact of the Global Intangible Low-taxed Income (“GILTI”) and executive compensation limitations of the Tax Cuts and Jobs Act (the “Tax Act”) impacting the operating results. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in Singapore and Sri Lanka in which the Company has tax holiday benefits and eligible tax exemptions respectively.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provided for net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of such loss.  Net operating losses have an unlimited carry forward period, although there are annual limitations on their use suspended for certain years as result of CARES Act.  The Company has filed an immediate carry back claim in the United States for losses generated in fiscal years ended March 31, 2018 and March 31, 2019. The income tax expense for the six months ended September 30, 2020, included an immaterial adjustment to reflect actual tax receivable.

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

The Company has been under income tax examination in India, the U.K., Singapore and the United States. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2006 to March 31, 2017 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd, and Polaris Consulting & Services Limited (Polaris India) now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”). At issue were several matters, the most significant of which was the redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. These matters are currently at different level of appeals beginning with the fiscal year ended March 31, 2006. In the United Kingdom, the Company is currently under examination for transfer pricing and research benefits for the years ended March 31, 2014 to March 31, 2018. In Singapore, the Inland Revenue Authority is confirming the appropriateness of the Company’s deductions for the year ended March 31, 2017. In the United States, the Internal Revenue Service has concluded an examination of fiscal years ended March 31, 2015 and March 31, 2017. These ongoing audits   are not expected to have a material impact on the consolidated statements of income and consolidated statements of cash flows. The Company considers its reserve position adequate to cover any anticipated exposure from these or other positions taken on filed tax returns.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At September 30, 2020 and March 31, 2020, the total liability for unrecognized tax benefits was $6,598 and $6,627, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The unrecognized tax benefits decreased by $29 during the six months ended September 30, 2020 and increased by $362 during the six months ended September 30, 2019. The decrease in unrecognized tax benefits in the six months ended September 30, 2020 was predominantly due to increase in the liability related to the UK audit, certain sale proceeds in India and incremental interest accrued on existing uncertain tax positions offset by the release of certain benefits no longer considered required.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At September 30, 2020, the Company had approximately $212,568 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(13) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Geographic information of total revenue is summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Customer revenue:
United States of America	$220,306	$229,178	$432,785	$447,270
United Kingdom	23,039	45,014	62,613	94,893
Rest of World	73,843	54,309	122,854	105,362
Consolidated revenue	$317,188	$328,501	$618,252	$647,525

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Customer A	18.8%	15.7%	17.9%	15.6%

Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. The following table summarizes the geographic information of long-lived assets as of:

	September 30, 2020	March 31, 2020
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$276,041	$291,959
India	252,538	255,623
Rest of World	29,261	29,748
Consolidated long-lived assets, net	$557,840	$577,330

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

On May 27, 2020, the Company entered into Amendment No. 3 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “ Administrative Agent” ) and the lenders party thereto (the “ Third Credit Agreement Amendment” ), which amends the Credit Agreement to, among other things, (i) provide for $62,492 in incremental 364-day delayed draw term loans (the “New Delayed Draw Term Loans” ), which can be drawn down up to three times on or before September 27, 2020 and (ii) extend out the debt to EBITDA ratio covenant step down by two quarters such that the leverage covenant remains at 3.25:1.00 through December 31, 2020. The Administrative Agent increased the LIBOR floor to 1.00% from 0% as part of the Third Credit Agreement Amendment. The Company executed the Third Credit Agreement Amendment to provide additional liquidity in light of the COVID-19 pandemic which the Company could use to fund general working capital and refinance existing indebtedness under the credit facility. On May 27, 2020, the Company prepaid $55,000 on its existing revolving facility as a condition to closing the Third Credit Agreement Amendment. The Third Credit Agreement Amendment contains customary terms for amendments of this type, such as representations, warranties and covenants, including pro forma compliance with the Credit Agreement debt to EBITDA covenant as a condition to borrowing. Interest under the New Delayed Draw Term Loans accrues at a rate per annum of LIBOR plus 3.50%. The New Delayed Draw Term Loans mature on May 26, 2021 and do not amortize. The Company did not elect to draw down on the New Delayed Draw Term Loans.

For the fiscal year ending March 31, 2021, the Company is required to make principal payments of $4,336 per quarter. The term of the Credit Agreement is five years ending February 6, 2023. At September 30, 2020, the Company made a payment on the revolving facility in the amount of $28,500 bringing down the total outstanding amount under the Credit Agreement to $407,797. At September 30, 2020, the weighted average interest rate on the term loan and revolving line of credit was 3.50%. Subsequently, in October of 2020 the Company paid down another $21,500 on the revolving credit facility.

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

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	September 30, 2020	March 31, 2020
Term loan- current maturities	41,734	17,344
Less: deferred financing costs, current	(1,596)	(1,301)
Total	$40,138	$16,043

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	September 30, 2020	March 31, 2020
Term loan	$216,797	$225,469
Borrowings under revolving credit facility	191,000	274,500
Less:
Current maturities	(41,734)	(17,344)
Deferred financing costs, long-term	(2,240)	(2,471)
Total	$363,823	$480,154

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the six months ended September 30, 2020, $25,082 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the six months ended September 30, 2020. No amounts were due as of September 30, 2020, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

(15) Stock-Based Compensation Plans

In May 2015, the Company adopted the 2015 Stock Option and Incentive Plan (“2015 Plan”) which was also approved by the Company’s stockholders on September 1, 2015. The 2015 Plan permits the granting of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards, performance-based awards to covered employees, cash-based awards and dividend equivalent rights. Stock options, restricted stock and restricted stock units generally vest over four years. Performance share awards and performance-based awards generally vest over three years. Under the 2015 Plan, the Company grants both service condition awards and performance condition awards. Performance awards are contingent upon meeting various departmental or company-wide performance goals in addition to service conditions. Stock compensation is recognized over the vesting period based on the probability of achievement of the performance condition.

In May 2020, the Company issued 250,075 performance shares to its executive officers with a three-year performance measurement period.  As of September 30, 2020, the Company had not yet established the significant terms of the performance shares relevant to vesting (three-year cumulative target) for the three-year performance measurement period. Therefore, as of September 30, 2020, a grant date for financial accounting purposes had not occurred and the Company did not record any stock compensation related to these performance shares during the six months ended September 30, 2020. Upon the grant date, the Company will recognize the stock compensation expense over the remaining future requisite service period from the grant date.

(16) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Investment securities
Beginning balance	$12	$15	$12	$12
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $0 for all periods	—	(3)	—	(2)
Reclassifications from OCI to other income, net of tax of $0 for all periods	—	—	—	2
Less: Noncontrolling interests, net of tax of $0 for all periods	—	—	—	—
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	—	(3)	—	—
Closing balance	$12	$12	$12	$12
Currency translation adjustments
Beginning balance	$(69,142)	$(57,872)	$(71,207)	$(57,354)
OCI before reclassifications	5,620	(6,355)	7,685	(6,736)
Less: Noncontrolling interests	—	111	—	(26)
Comprehensive income (loss) on currency translation adjustments	5,620	(6,244)	7,685	(6,762)
Closing balance	$(63,522)	$(64,116)	$(63,522)	$(64,116)
Cash flow hedges
Beginning balance	$(9,681)	$(796)	$(11,818)	$39
OCI before reclassifications net of tax of $326, $(73), $589 and $(283)	754	(46)	1,720	(247)
Reclassifications from OCI to
—Revenue, net of tax of $0, $0, $0 and $7	—	—		11
—Costs of revenue, net of tax of $90, $(240), $236 and $(316)	375	(879)	841	(1,208)
—Selling, general and administrative expenses, net of tax of $33, $(104), $91 and $(141)	139	(379)	321	(541)
—Interest expenses, net of tax of $287, $(26), $474 and $(81)	803	(75)	1,326	(228)
Less: Noncontrolling interests, net of tax of $0 for all periods		—		(1)
Comprehensive income (loss) on cash flow hedges, net of tax of $736, $(443), $1,390 and $(814)	2,071	(1,379)	4,208	(2,214)
Closing balance	$(7,610)	$(2,175)	$(7,610)	$(2,175)
Benefit plans
Beginning balance	$(2,163)	$(1,928)	$(2,242)	$(2,084)
OCI before reclassifications net of tax of $0 for all periods	—	(1,034)	11	(911)
Reclassifications from OCI for prior service credit (cost) to:
Other income (expense), net of tax of $0 for all periods	10	7	20	13
Reclassifications from net actuarial gain (loss) amortization to:
Other income (expense), net of tax of $0 for all periods	95	104	191	140
Other adjustments, net of tax of $0 for all periods	(13)	75	(51)	72
(Less): Noncontrolling interests, net of tax $0 for all periods		—	—	(6)
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	92	(848)	171	(692)
Closing balance	(2,071)	$(2,776)	(2,071)	$(2,776)
Accumulated other comprehensive loss	$(73,191)	$(69,055)	$(73,191)	$(69,055)

(17) Commitments, Contingencies and Guarantees.

The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of September 30, 2020.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at September 30, 2020.

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

In connection with the proposed acquisition of the Company by certain investments funds affiliated with Baring Private Equity Asia, pursuant to the Merger Agreement, several lawsuits were filed by stockholders of the Company against the Company. The Company believes that the claims asserted against them are without merit and intend to vigorously defend against these lawsuits.

If the Merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. We could be required to reimburse certain expenses of Parent or pay Parent a termination fee of $54,330 if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement.

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

Forward-looking statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seek,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements, such as statements regarding anticipated future revenue, the strength of our market position, the impact of the COVID-19 pandemic, our ability to accurately forecast sales, revenue or pipeline, progress against our goals, market opportunity in the high-tech and healthcare industries, costs of attracting and retaining IT professionals, contract percentage completions, capital expenditures, plans for repatriation of cash to the United States, the effect of new accounting pronouncements, management’s plans and objectives, the proposed Merger and expectations regarding the satisfaction of conditions under the Merger Agreement and the timing and completion of the Merger, and  other statements regarding matters that are not historical facts, involve predictions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. There are several important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those factors set forth in Item 1A. “Risk Factors” in the Annual Report and those factors referred to or discussed in or incorporated by reference into the section titled “Risk Factors” included in Item 1A of Part II of this Quarterly Report on Form 10-Q. We urge you to consider those risks and uncertainties in evaluating our forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Headquartered in Massachusetts, we have offices throughout the Americas, Europe, Middle East and Asia, with significant global delivery centers in the United States, India, Sri Lanka, Hungary, Singapore and Malaysia. We also have many employees who work with our clients either onsite or virtually, which offers flexibility for both clients and employees. At September 30, 2020, we had 22,883 employees, or team members.

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

On the second pillar of revenue and client diversification, we continue to make headway against our long-term goals of a more diversified portfolio of geographies, industries and accounts.  Our recent efforts to increase our geographic diversification, including the realignment of our regional supervision and key local leadership hires made in Europe and the Middle East, continued to drive closer relationships with our clients in Europe, Middle East and Asia, and thus increased opportunities in the first half of fiscal 2021.  With respect to industry group diversification, our second quarter fiscal 2021 results reflect continued steady progress.  Our Communications and Technology (C&T) industry group revenue grew 5.3% year-over-year in the second quarter of fiscal 2021, and C&T as a percentage of total revenue increased 200 basis points from 23% to 25% over the same time period in fiscal 2020. Our Media, Information and Other revenue increased 23.3% year-over-year in the second quarter of fiscal 2021. We broke out our Healthcare industry group revenue for the first time in the first quarter of fiscal 2021 to provide our investors with increased transparency into this high-potential industry vertical. In the second quarter of fiscal 2021, Healthcare revenue was 13% of our total revenue. Lastly, our Banking, Financial Services and Insurance revenue mix continued to decline in the second quarter of fiscal 2021 to 54% of our total revenue from 57% in the second quarter of fiscal 2020.   Given the significant opportunity we have to continue expanding our presence in high-growth sectors such as High-Tech and Healthcare, in fiscal year 2021 we are increasing our investments in our domain expertise, skills, and sales and marketing programs in these sectors.

Regarding client level diversification, we recognize the importance over the long-term to reduce client revenue concentration by accelerating growth of high potential accounts and adding targeted new clients. To do so, in fiscal year 2021, we will direct more of our sales and marketing efforts toward smaller accounts that have the ability to expand significantly with us. We have had success with this strategy at our strategic clients.  We will apply these same techniques to grow high potential accounts faster than our total company in order to accelerate account diversification.

Finally, with respect to Virtusa’s third pillar, margin expansion, our fiscal year 2021 plan includes several strategies underway aimed to improve our gross and operating margins by reducing our costs and creating operating efficiencies. Specifically, our fiscal year 2021 plan includes actions underway to improve pyramid efficiencies, reduce the use of sub-contractors, increase utilization, and reduce general and administrative expenses as a percentage of revenue. In the second quarter of fiscal year 2021, our gross margin and non-GAAP operating margin expanded by 370 basis points and 480 basis points, respectively, over the first quarter of fiscal 2021 driven in part by sequential revenue growth, higher utilization and execution of our cost containment initiatives.

Recent developments

Proposed Merger with Austin HoldCo Inc., an entity wholly owned by funds affiliated with Baring Private Equity Asia

On September 9, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Austin HoldCo Inc., an entity wholly-owned by funds affiliated with Baring Private Equity Asia (“Parent”), and Austin BidCo Inc., a wholly-owned subsidiary of Parent (“Sub”), with respect to the acquisition of the Company by Parent for $51.35 in cash for each share of Virtusa common stock (“Baring Transaction”). On October 20, 2020, the Company announced a special meeting of its stockholders to be held on November 20, 2020. At the stockholder meeting, stockholders will be asked to consider and vote upon the adoption of the Merger Agreement.

Pursuant to the Merger Agreement, Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Merger Agreement by the requisite vote of the Company’s stockholders, the receipt of certain foreign regulatory approvals and the approval or other clearance of the Committee on Foreign Investments in the United States (“CFIUS”). The applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, with respect to the transactions contemplated by the Merger Agreement expired on October 23, 2020. Consummation of the Merger is not subject to any financing condition and is expected to occur in the first half of calendar year 2021. The waiting period under the HSR Act expired without any review.

We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. If the Merger Agreement is terminated under specified circumstances, we may be required to pay a termination fee of $54.3 million to Austin HoldCo Inc.

For more information regarding the Merger and Merger Agreement, please see the Form 8-K filed with the SEC by the Company on September 11, 2020.

COVID-19 and factors impacting our business and operating results

During the second quarter of fiscal 2021, the global pandemic related to COVID-19 presented significant challenges and adversely impacted our business and operating results. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. We expect to see continued adverse impacts to our revenue, earnings and cash flows due to the COVID-19 pandemic in the third quarter of fiscal 2021, which may also continue into the fourth quarter or beyond. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” in the Annual Report for further discussion of the impact of the COVID-19 pandemic on our business.

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

Financial overview

In the three months ended September 30, 2020, our revenue decreased by 3.4% to $317.2 million, compared to $328.5 million in the three months ended September 30, 2019. In the six months ended September 30, 2020, our revenue decreased by 4.5% to $618.3 million, compared to $647.5 million in the six months ended September 30, 2019.

In the three months ended September 30, 2020, our income from operations decreased by 33.8% to $12.7 million, compared to $19.2 million in the three months ended September 30, 2019. In the six months ended September 30, 2020, our income from operations decreased by 39.1% to $19.9 million, compared to $32.7 million in the six months ended September 30, 2019.

In the three months ended September 30, 2020, net income available to Virtusa common stockholders increased by 27.7% to $7.7 million, as compared to $6.0 million in the three months ended September 30, 2019. Net income available to Virtusa common stockholders decreased by 30.4% to a net income $7.5 million in the six months ended September 30, 2020, compared to a net income of $10.8 million in the six months ended September 30, 2019.

The decrease in revenue for the three and six months ended September 30, 2020, as compared to the three and six months ended September 30, 2019, primarily resulted from:

●	Impact from COVID-19 pandemic, primarily due to business interruptions and project delays, as well as elongated client decision making cycles
●	Decline in revenue from Europe, primarily driven by one of our large European banking clients
●	Decrease in revenue from several of our top ten clients, primarily in our healthcare industry group
●	Productivity savings provided to our largest client as part of the vendor consolidation process partially offset by:

●	Increase in revenue from our largest banking and telecommunication clients and revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020

The key drivers of the increase in our net income for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, were as follows:

●	Substantial decrease in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to substantial appreciation of the Indian rupee against the U.S. dollar

●	Decrease in income tax expense, including tax benefit related to our merger of our India operations

●	Decrease in costs of revenue and operating expense, reflecting cost reduction initiatives in response to weakening of demand across our clients’ due to the COVID-19 pandemic as well as reduced travel partially offset by:

●	Decrease in revenue, primarily related to the COVID-19 pandemic

●	Substantial legal, banking and advisory professional service fees incurred in connection with the proxy solicitation contest initiated by New Mountain Vantage Advisers LLC as well as the Baring Transaction

●	Increase in interest expense related to an increase in our outstanding debt under our credit facility

The key drivers of the decrease in our net income for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019, were as follows:

●	Decrease in revenue, primarily related to the COVID-19 pandemic

●	Substantial legal, banking and advisory professional service fees incurred in connection with the proxy solicitation contest initiated by New Mountain Vantage Advisers LLC as well as the Baring Transaction

●	Increase in interest expense related to an increase in our outstanding debt under our credit facility partially offset by:

●	Decrease in costs of revenue and operating expense, reflecting cost reduction initiatives in response to weakening of demand across our clients’ due to the COVID-19 pandemic as well as reduced travel

●	Substantial decrease in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to substantial appreciation of the Indian rupee against the U.S. dollar.

●	Decrease in income tax expense, including tax benefit related to our merger of our India operations

High repeat business and client concentration are common in our industry. During the three months ended September 30, 2020 and 2019, 96% and 98%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the six months ended September 30, 2020 and 2019, 96% and 98%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended September 30, 2020, our application outsourcing and consulting revenue represented 56% and 44%, respectively, of our total revenue as compared to 55% and 45%, respectively, for the three months ended September 30, 2019. For the six months ended September 30, 2020, our application outsourcing and consulting revenue represented 55% and 45%, respectively, of our total revenue as compared to 56% and 44%, respectively, for the six months ended September 30, 2019.

In the three months ended September 30, 2020, our North America revenue decreased by 3.8%, or $9.3 million, to $233.0 million, or 73.5% of total revenue, from $242.3 million, or 73.8% of total revenue, in the three months ended September 30, 2019. In the six months ended September 30, 2020, our North America revenue decreased by 3.3%, or $15.4 million, to $457.3 million, or 74.0% of total revenue, from $472.8 million, or 73.0% of total revenue in the six months ended September 30, 2019. The decrease in North America revenue for the three and six months ended September 30, 2020 was primarily due to the decrease in revenue from clients in our healthcare industry group, partially offset by revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020.

In the three months ended September 30, 2020, our European revenue decreased by 5.0%, or $2.9 million, to $54.1 million, or 17.1% of total revenue, from $57.0 million, or 17.4% of total revenue in the three months ended September 30, 2019. In the six months ended September 30, 2020, our European revenue decreased by 12.9%, or $15.5 million, to $104.6 million, or 16.9% of total revenue, from $120.1 million, or 18.5% of total revenue in the six months ended September 30, 2019. The decrease in European revenue for the three and six months ended September 30, 2020 was primarily due to a decline in revenue from one of our large banking clients, partially offset by increase in our largest telecommunication client.

Our gross profit decreased by $5.9 million to $84.0 million for the three months ended September 30, 2020, as compared to $89.9 million for the three months ended September 30, 2019. Our gross profit decreased by $21.6 million to $152.6 million for the six months ended September 30, 2020 as compared to $174.2 million in the six months ended September 30, 2019. The decrease in gross profit during the three and six months ended September 30, 2020, as compared to the three and six months ended September 30, 2019, was primarily due to lower utilization and the impact of productivity savings provided to our largest client as part of the vendor consolidation process, partially offset by lower onsite effort, decrease in travel and related expense as well as cost optimization programs with respect to our subcontractors implemented in the three and six months ended September 30, 2020. As a percentage of revenue, gross margin decreased from 27.4% in the three months ended September 30, 2019 to 26.5% in the three months ended September 30, 2020. During the six months ended September 30, 2020 and 2019, gross margin, as a percentage of revenue, was 24.7% and 26.9%, respectively. The decrease in gross margin during three and six months ended September 30, 2020 was primarily due to lower utilization and the impact of productivity savings provided to our largest client as part of the vendor consolidation process, partially offset by lower onsite effort, as well as cost optimization programs with respect to our subcontractors implemented in the three and six months ended September 30, 2020.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 44% and 39% of total revenue, and revenue from time-and-materials contracts represented 56% and 61% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Revenue from fixed-price contracts represented 43% and 40% of total revenue and revenue from time-and-materials contracts represented 57% and 60% for the six months ended September 30, 2020 and 2019, respectively. The revenue earned from fixed-price contracts in the three and six months ended September 30, 2020 primarily reflects our client preferences.

As an IT services company, our revenue growth is highly dependent on our ability to attract, develop, motivate and retain skilled IT professionals. We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At September 30, 2020, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition as part of our cost reduction initiatives, was approximately 22.0%. Our attrition rate at September 30, 2020 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table presents an overview of our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Revenue	$317,188	$328,501	$(11,313)	(3.4)%
Costs of revenue	233,170	238,584	(5,414)	(2.3)%
Gross profit	84,018	89,917	(5,899)	(6.6)%
Operating expenses	71,292	70,682	610	0.9%
Income from operations	12,726	19,235	(6,509)	(33.8)%
Other expense	(211)	(7,157)	6,946	(97.1)%
Income before income tax expense	12,515	12,078	437	3.6%
Income tax expense	3,746	4,830	(1,084)	(22.4)%
Net income	8,769	7,248	1,521	21.0%
Less: net income attributable to noncontrolling interests, net of tax	—	146	(146)	(100.0)%
Net income available to Virtusa stockholders	8,769	7,102	1,667	23.5%
Less: Series A Convertible Preferred Stock dividends and accretion	1,088	1,088	—	—%
Net income attributable to Virtusa common stockholders	$7,681	$6,014	$1,667	27.7%

Revenue

Revenue decreased by 3.4%, or $11.3 million, from $328.5 million during the three months ended September 30, 2019 to $317.2 million in the three months ended September 30, 2020. The decrease in revenue was primarily due to a  decrease in revenue from several of our top ten clients, primarily in our healthcare industry group, productivity savings provided to our largest client as part of the vendor consolidation process and a decline in revenue from one of our large European banking clients, partially offset by increase in revenue from our largest banking and telecommunication clients and several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from North American clients in the three months ended September 30, 2020 decreased by $9.3 million, or 3.8%, as compared to the three months ended September 30, 2019, particularly due to the decrease in revenue from clients in the healthcare industry group, partially offset by revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from European clients decreased by $2.9 million, or 5.0%, as compared to the three months ended September 30, 2019, primarily due to decline in revenue from one of our large banking clients, partially offset by an increase in revenue from our largest telecommunication client. We had 228 active clients at September 30, 2020, as compared to 216 active clients at September 30, 2019.

Cost of revenue

Costs of revenue decreased from $238.6 million in the three months ended September 30, 2019 to $233.2 million in the three months ended September 30, 2020, a decrease of $5.4 million, or 2.3%. The decrease in cost of revenue was primarily due to a decrease in subcontractor costs of $6.4 million, a decrease in travel and related expenses of $5.7 million, partially offset by an increase in the number of IT professionals and related compensation and benefit costs of $6.7 million, which also reflect certain cost reduction actions initiated during the three months ended September 30, 2020. At September 30, 2020, we had 20,772 IT professionals as compared to 20,168 at September 30, 2019. As a percentage of revenue, cost of revenue increased from 72.6% for the three months ended September 30, 2019 to 73.5% for three months ended September 30, 2020.

Gross profit

Our gross profit decreased by $5.9 million, or 6.6%, to $84.0 million for the three months ended September 30, 2020, as compared to $89.9 million for the three months ended September 30, 2019, primarily due to lower utilization and the impact of productivity savings provided to our largest client as part of the vendor consolidation process, partially offset by lower onsite effort, a decrease in travel and related expense as well as cost optimization programs with respect to our subcontractors implemented in the three and six months ended September 30, 2020. As a percentage of revenue, gross margin was 27.4% in the three months ended September 30, 2019 and 26.5% in the three months ended September 30, 2020. The decrease in gross margin during the three months ended September 30, 2020 was primarily due to lower utilization and the impact of productivity savings provided to our largest client as part of the vendor consolidation process, partially offset by lower onsite effort, as well as cost optimization programs with respect to our subcontractors implemented in the three months ended September 30, 2020.

Operating expenses

Operating expenses increased from $70.7 million in the three months ended September 30, 2019 to $71.3 million in the three months ended September 30, 2020, an increase of $0.6 million, or 0.9%. The increase in operating expenses was primarily due to substantial legal, banking and advisory combined professional service fees of $7.6 million incurred in connection with the proxy solicitation contest as well as with the Baring Transaction, partially offset by a decrease in travel and related expenses of $3.1 million, a decrease in compensation expense, including stock and variable compensation expense as well as cost reduction initiatives of $2.7 million and a decrease in facilities and other costs of $1.3 million. As a percentage of revenue, our operating expenses increased from 21.5% in the three months ended September 30, 2019 to 22.4% in the three months ended September 30, 2020.

Income from operations

Income from operations decreased by 33.8%, from $19.2 million in the three months ended September 30, 2019 to $12.7 million in the three months ended September 30, 2020. As a percentage of revenue, income from operations decreased from 5.9% in the three months ended September 30, 2019 to 4.0% in the three months ended September 30, 2020, primarily due to a decrease in revenue, lower utilization, an increase in operating expense, partially offset by lower onsite effort, as well as cost optimization programs with respect to our subcontractors implemented in the three and six months ended September 30, 2020.

Other expense

Other expense decreased by $7.0 million, from $7.2 million in the three months ended September 30, 2019 to $0.2 million in the three months ended September 30, 2020, primary due to an decrease in net foreign currency transaction losses related to the revaluation of a $225.4 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar and gain on redemption of equity method investment, partially offset by an increase in interest expense related to our credit facility, primarily related to increase in the borrowings and interest rate.

Income tax expense

Income tax expense decreased by $1.1 million, from $4.8 million in the three months ended September 30, 2019 to $3.7 million in the three months ended September 30, 2020. Our effective tax rate decreased from 40.0% for the three months ended September 30, 2019 to 29.9% for the three months ended September 30, 2020. The decrease in tax expense and effective tax rate for the three months ended September 30, 2020, was primarily due to a reduction in Base erosion tax impact, the election of foreign tax credits, lower statutory rates in India and the merger of our Indian operations. The merger permits previous nondeductible items to be deducted in computing local taxable income.

Noncontrolling interests

In connection with the Polaris Consulting and Software Limited (“Polaris”) acquisition, for the three months ended September 30, 2019, we recorded a noncontrolling interest of $0.1 million, representing a 2.13%, share of profits of Polaris held by parties other than Virtusa. During the fiscal year ended March 31, 2020, Polaris merged with and into Virtusa Consulting Services Private Limited (“Virtusa India”), with Virtusa India being the surviving entity. As of March 31, 2020, we own 100% of Polaris shares.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders increased by $1.7 million or 23.5%, from $7.1 million in the three months ended September 30, 2019 to $8.8 million in the three months ended September 30, 2020. The increase in net income in the three months ended September 30, 2020 was primarily due to a decrease in foreign currency transaction losses and a decrease in income tax expense partially offset by a decrease in revenue and income from operations and an increase in interest expense related to our credit facility.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended September 30, 2020 and 2019.

Net income available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by $1.7 million or 27.7%, from $6.0 million in the three months ended September 30, 2019 to $7.7 million in the three months ended September 30, 2020. The increase in net income in the three months ended September 30, 2020 was primarily due to a decrease in foreign currency transaction losses and a decrease in income tax expense partially offset by a decrease in revenue and income from operations and an increase in interest expense related to our credit facility.

Six months ended September 30, 2020 compared to the six months ended September 30, 2019

The following table presents an overview of our results of operations for the six months ended September 30, 2020 and 2019:

	Six Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Revenue	$618,252	$647,525	$(29,273)	(4.5)%
Costs of revenue	465,630	473,319	(7,689)	(1.6)%
Gross profit	152,622	174,206	(21,584)	(12.4)%
Operating expenses	132,741	141,543	(8,802)	(6.2)%
Income from operations	19,881	32,663	(12,782)	(39.1)%
Other expense	(6,168)	(9,826)	3,658	(37.2)%
Income before income tax expense	13,713	22,837	(9,124)	(40.0)%
Income tax expense	4,050	9,569	(5,519)	(57.7)%
Net income	9,663	13,268	(3,605)	(27.2)%
Less: net income attributable to noncontrolling interests	—	332	(332)	(100.0)%
Net income available to Virtusa stockholders	9,663	12,936	(3,273)	(25.3)%
Less: Series A Convertible Preferred Stock dividends and accretion	2,175	2,175	—	—%
Net income attributable to Virtusa common stockholders	$7,488	$10,761	$(3,273)	(30.4)%

Revenue

Revenue decreased by 4.5%, or $29.3 million, from $647.5 million during the six months ended September 30, 2019 to $618.3 million in the six months ended September 30, 2020. The decrease in revenue was primarily due to a decrease in revenue from several of our top ten clients, primarily in our healthcare industry group, productivity savings provided to our largest client as part of the vendor consolidation process and a decline in revenue from one of our large European banking clients, partially offset by increase in revenue from our largest banking and telecommunication client and several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from North American clients in the six months ended September 30, 2020 decreased by $15.4 million, or 3.3%, as compared to the six months ended September 30, 2019, particularly due to the decrease in revenue from clients in the healthcare industry group, partially offset by revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from European clients decreased by $15.5 million, or 12.9%, as compared to the six months ended September 30, 2019, primarily due to decline in revenue from one of our large banking clients, partially offset by increase in revenue from our largest telecommunication client. We had 228 active clients at September 30, 2020, as compared to 216 active clients at September 30, 2019.

Cost of revenue

Costs of revenue decreased from $473.3 million in the six months ended September 30, 2019 to $465.6 million in the six months ended September 30, 2020, a decrease of $7.7 million, or 1.6%. The decrease in cost of revenue was primarily due to a decrease in travel and related expenses of $12.5 million, a decrease in subcontractor costs of $4.2 million, partially offset by an increase in the number of IT professionals and related compensation and benefit costs of $8.3 million, which also reflect certain cost reduction actions initiated during the six months ended September 30, 2020. We also incurred an increase in facilities and other costs of $1.2 million in the six months ended September 30, 2020. At September 30, 2020, we had 20,772 IT professionals as compared to 20,168 at September 30, 2019. As a percentage of revenue, cost of revenue increased from 73.1% for the six months ended September 30, 2019 to 75.3% for six months ended September 30, 2020.

Gross profit

Our gross profit decreased by $21.6 million, or 12.4%, to $152.6 million for the six months ended September 30, 2020, as compared to $174.2 million for the six months ended September 30, 2019, primarily due to lower utilization and the impact of productivity savings provided to our largest client as part of the vendor consolidation process, partially offset by lower onsite effort, a decrease in travel and related expense as well as cost optimization programs with respect to our subcontractors implemented in the six months ended September 30, 2020. As a percentage of revenue, gross margin was 26.9% in the six months ended September 30, 2019 and 24.7% in the six months ended September 30, 2020. The decrease in gross margin during the six months ended September 30, 2020 was primarily due to lower utilization and the impact of productivity savings provided to our largest client as part of the vendor consolidation process, partially offset by lower onsite effort as well as cost optimization programs with respect to our subcontractors implemented in the six months ended September 30, 2020.

Operating expenses

Operating expenses decreased from $141.5 million in the six months ended September 30, 2019 to $132.7 million in the six months ended September 30, 2020, a decrease of $8.8 million, or 6.2%. The decrease in operating expenses was primarily due to a decrease in compensation expense, including stock and variable compensation expense as well as cost reduction initiatives of $8.0 million, a decrease in travel and related expenses of $6.2 million and a decrease in facilities and other costs of $3.3 million, partially offset by substantial legal, banking and advisory combined professional service fees of $8.3 million incurred in connection with the proxy solicitation contest as well as with the Baring Transaction. As a percentage of revenue, our operating expenses decreased from 21.9% in the six months ended September 30, 2019 to 21.5% in the six months ended September 30, 2020.

Income from operations

Income from operations decreased by 39.1%, from $32.7 million in the six months ended September 30, 2019 to $19.9 million in the six months ended September 30, 2020. As a percentage of revenue, income from operations decreased from 5.0% in the six months ended September 30, 2019 to 3.2% in the six months ended September 30, 2020, primarily due to a decrease in revenue, lower utilization, an increase in operating expense, partially offset by lower onsite effort, as well as cost optimization programs with respect to our subcontractors implemented in the six months ended September 30, 2020.

Other expense

Other expense decreased by $3.6 million, from $9.8 million in the six months ended September 30, 2019 to $6.2 million in the six months ended September 30, 2020, primarily due to an decrease in net foreign currency transaction losses related to the revaluation of a $225.4 million Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar and gain on redemption of equity method investment, partially offset by an increase in interest expense related to our credit facility, primarily related to increase in the borrowings and interest rate.

Income tax expense

Income tax expense decreased by $5.5 million, from $9.6 million in the six months ended September 30, 2019 to $4.1 million in the six months ended September 30, 2020. Our effective tax rate decreased from 41.9% for the six months ended September 30, 2019 to 29.5% for the six months ended September 30, 2020. The decrease in tax expense and effective tax rate for the six months ended September 30, 2020, was primarily due to a decrease in income from operations, reduction in Base erosion tax impact, the election of foreign tax credits, lower statutory rates in India and the merger of our Indian operations. The merger permits previous nondeductible items to be deducted in computing local taxable income.

Noncontrolling interests

In connection with the Polaris acquisition, for the six months ended September 30, 2019, we recorded a noncontrolling interest of $0.3 million, representing a 2.13%, share of profits of Polaris held by parties other than Virtusa. During the fiscal year ended March 31, 2020, Polaris merged with and into Virtusa India, with Virtusa India being the surviving entity. As of March 31, 2020, we own 100% of Polaris shares.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders decreased by $3.3 million or 25.3%, from $12.9 million in the six months ended September 30, 2019 to $9.6 million in the six months ended September 30, 2020. The decrease in net income in the six months ended September 30, 2020 was primarily due to a decrease in revenue and income from operations and an increase in interest expense related to our credit facility, partially offset by a decrease in foreign currency transaction losses and a decrease in income tax expense.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $2.2 million at a rate of 3.875% per annum during the six months ended September 30, 2020 and 2019.

Net income available to Virtusa common stockholders

Net income available to Virtusa common stockholders decreased by $3.3 million, or 30.4%, from $10.8 million in the six months ended September 30, 2019 to $7.5 million in the six months ended September 30, 2020. The decrease in net income in the six months ended September 30, 2020 was primarily due to a decrease in revenue and income from operations and an increase in interest expense related to our credit facility, partially offset by a decrease in foreign currency transaction losses and a decrease in income tax expense.

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

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$297,459	$290,837
Short-term investments	3,287	9,785
Long-term investments	15	4
Total cash and cash equivalents, short-term and long-term investments	$300,761	$300,626

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

●	We present consolidated statements of income measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing cost, gain on redemption of equity method investment, non-recurring fees for potential proxy deliberation, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, and other non-recurring tax items to provide further insights into the comparison of our operating results among periods.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	in thousands, except per share amounts)

GAAP income from operations	$12,726	$19,235	$19,881	$32,663
Add: Stock-based compensation expense	4,078	5,834	7,670	12,510
Add: Acquisition-related charges and restructuring charges (a)	10,767	4,299	13,357	8,396
Add: Non-recurring professional fees (b)	2,633	—	3,339	—
Non-GAAP income from operations	$30,204	$29,368	$44,247	$53,569
GAAP operating margin	4.0%	5.9%	3.2%	5.0%
Effect of above adjustments to income from operations	5.5%	3.0%	4.0%	3.3%
Non‑GAAP operating margin	9.5%	8.9%	7.2%	8.3%
GAAP net income available to Virtusa common stockholders	$7,681	$6,014	$7,488	$10,761
Add: Stock-based compensation expense	4,078	5,834	7,670	12,510
Add: Acquisition-related charges and restructuring charges (a)	10,767	4,420	13,357	8,663
Add: Non-recurring professional fees (b)	2,633	—	3,339	—
Less : Gain on redemption of equity method investment	(1,179)	—	(1,179)	—
Add: Foreign currency transaction (gains) losses (c)	(4,098)	3,437	(2,857)	2,235
Tax adjustments (d)	(2,958)	(2,664)	(4,866)	(4,314)
Less: Noncontrolling interest, net of taxes (e)	—	7	—	(28)
Non-GAAP net income available to Virtusa common stockholders	$16,924	$17,048	$22,952	$29,827
GAAP diluted earnings per share (f)	$0.25	$0.20	$0.25	$0.35
Effect of stock-based compensation expense (g)	0.12	0.17	0.24	0.37
Effect of acquisition-related charges and restructuring charges (a) (g)	0.32	0.13	0.42	0.26
Effect of non-recurring professional fees (b) (g)	0.08	—	0.10	—
Effect of gain on redemption of equity method investment (g)	(0.04)	—	(0.04)
Effect of foreign currency transaction (gains) losses (c) (g)	(0.12)	0.10	(0.09)	0.07
Tax adjustments (d) (g)	(0.09)	(0.08)	(0.15)	(0.13)
Effect of noncontrolling interest (e) (g)	—	—	—	—
Effect of dividend on Series A Convertible Preferred Stock (f) (g)	0.03	0.03	0.03	0.06
Effect of change in dilutive shares for non-GAAP (f)	(0.02)	(0.01)	(0.01)	(0.03)
Non-GAAP diluted earnings per share (g) (h)	$0.53	$0.54	$0.75	$0.95
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization of intangible assets	$4,957	$3,440	$9,125	$6,661
Acquisition and integration costs	—	859	—	1,735
Transaction costs related to the Barings Transaction	4,997	—	4,997	—
Changes in fair value of contingent consideration	813	—	(765)	—
Acquisition-related charges included in costs of revenue and operating expense	10,767	4,299	13,357	8,396
Accreted interest related to deferred acquisition payments	—	121	—	267
Total acquisition-related charges and restructuring charges	$10,767	$4,420	$13,357	$8,663

(b)	Non-recurring fees for advisory, legal, consulting and proxy solicitation services in connection with a contested proxy solicitation with respect to our annual shareholder meeting and the election of directors.

(c)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(d)	Tax adjustments reflect the tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods. For fiscal year 2020, tax adjustments exclude BEAT tax impact in contemplation of a reorganization of our Indian legal entities and assume application of foreign tax credit benefits in the United States.

(e)	Noncontrolling interest represents the minority shareholders interest of Polaris.

(f)	During the three and six months ended September 30, 2020 and 2019, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using the if-converted method to calculate the non-GAAP diluted earnings per share for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-GAAP net income available to Virtusa common stockholders	$16,924	$17,048	$22,952	$29,827
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,088	1,088	1,088	2,175
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$18,012	$18,136	$24,040	$32,002
GAAP dilutive weighted average shares outstanding	30,679,578	30,708,162	30,548,916	30,821,287
Add: Incremental effect of Series A Convertible Preferred Stock as converted	3,000,000	3,000,000	1,500,000	3,000,000
Non-GAAP dilutive weighted average shares outstanding	33,679,578	33,708,162	32,048,916	33,821,287

(g)	To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

(h)	Non-GAAP diluted earnings per share is subject to rounding.

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

On September 9, 2020, we entered into the Merger Agreement, with Parent, and Sub, with respect to the acquisition of the Company by Parent for $51.35 in cash for each share of Virtusa common stock.

We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the merger contemplated by the Merger Agreement. If the Merger Agreement is terminated under specified circumstances, we may be required to pay a termination fee of $54.3 million to Austin HoldCo Inc.

For more information regarding the merger contemplated by the Merger Agreement and Merger Agreement, please see the Form 8-K filed with the SEC by the Company on September 11, 2020.

In response to the COVID-19 outbreak, which had and is having a negative business impact on our operations, in March 2020, we drew down approximately $84.0 million dollars from our revolving credit facility to supplement our liquidity and working capital in light of the impact of the COVID-19 pandemic on our clients and our results of operations. For additional liquidity, on May 27, 2020, we entered into Amendment No. 3 to Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “ Administrative Agent” ) and the lenders party thereto (the “ Third Credit Agreement Amendment” ), which amends the Company’s Amended and Restated Credit Agreement, dated as of February 6, 2018, with such parties (as amended, “Credit Agreement” ) to, among other things, (i) provide for $62.5 million in incremental 364-day delayed draw term loans (the “New Delayed Draw Term Loans” ), which can be drawn down up to three times on or before September 27, 2020 and (ii) extend out the debt to EBITDA ratio covenant step down by two quarters such that the leverage covenant remains at 3.25:1.00 through December 31, 2020. The Company can use the proceeds of the New Delayed Draw Term Loans to fund general working capital and refinance existing indebtedness under the credit facility. On May 27, 2020, the Company prepaid $55.0 million on its existing revolving facility as a condition to closing the Third Credit Agreement Amendment. The Third Credit Agreement Amendment contains customary terms for amendments of this type, such as representations, warranties and covenants, including pro forma compliance with the Credit Agreement debt to EBITDA covenant as a condition to borrowing. Interest under the New Delayed Draw Term Loans accrues at a rate per annum of LIBOR plus 3.50%. The Company did not elect to draw down on the New Delayed Draw Term Loans.

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

For the fiscal year ending March 31, 2021, we are required to make principal payments of $4.3 million per quarter. The term of the Credit Agreement is five years ending February 6, 2023. At September 30, 2020, the Company made a payment of $28.5 million on the revolver facility bringing down the total outstanding amount under the Credit Agreement to $407.8 million. At September 30, 2020, the weighted average interest rate on the term loan and revolving line of credit was 3.50%. Subsequently, in October of 2020, the Company paid down $21.5 million on the revolving credit facility.

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

At September 30, 2020, we were in compliance with all covenants set forth in our Credit Agreement.  Based upon our current plans, we expect our operating cash flows, together with our cash and short-term investment balances, to be sufficient to meet our operating requirements and service our debt for the foreseeable future. However, given the dynamic nature of the COVID-19 pandemic, there can be no assurances that its future impact will not have a material adverse effect on our ongoing business, results of operations, liquidity needs, debt covenant compliance or overall financial performance.

At September 30, 2020, we had approximately $300.8 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $212.5 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. Cash in these non-U.S. locations may not otherwise be available for potential investments or operations in the United States or certain other geographies where needed, as we have stated that this cash is indefinitely reinvested in these non-U.S. locations. If our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash could be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Notwithstanding these limitations, in April 2020, we were able to repatriate $25.0 million of cash from our India entity to our U.S. entity, without tax implication, to support our U.S. legal entity’s liquidity needs. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

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

During the fiscal year ended March 31, 2020, we completed multiple tuck-in asset and business acquisitions for an aggregate purchase price consideration of $49.6 million, with an additional earn-out consideration of $38.7 million, which, if earned, would be payable over the next two fiscal years. During the six months ended September 30, 2020, we paid $8.3 million and $7.3 million in deferred consideration and earn-out consideration respectively related to these tuck-in acquisitions. As of September 30, 2020, the balance of contingent consideration is $16.7 million, of which $12.6 million is expected to be paid within the next 12 months.

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

On May 3, 2017, we entered into an investment agreement with The Orogen Group (“Orogen”) pursuant to which Orogen purchased 108,000 shares of the Company’s newly issued Series A Convertible Preferred Stock, initially convertible into 3,000,000 shares of common stock, for an aggregate purchase price of $108.0 million with an initial conversion price of $36.00 (the “Orogen Preferred Stock Financing”). In connection with the investment, Vikram S. Pandit, the former CEO of Citigroup, was appointed to our board of directors. Orogen is an operating company that was created by Vikram Pandit and Atairos Group, Inc., an independent private company focused on supporting growth-oriented businesses, to leverage the opportunities created by the evolution of the financial services landscape and to identify and invest in financial services companies and related businesses with proven business models.

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the six months ended September 30, 2020, the Company paid $2.1 million as a cash dividend on its Series A Convertible Preferred Stock.

The Company also uses interest rate swaps to mitigate the Company’s interest rate risk on the Company’s variable rate debt. The Company’s objective is to limit the variability of cash flows associated with changes in LIBOR interest rate payments due on the Credit Agreement (See Note 14 to the consolidated financial statements), by using pay-fixed, receive-variable interest rate swaps to offset the future variable rate interest payments. The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and November 2018.  The interest rate swaps purchased in July 2016 matured on in July 28, 2020. The November 2018 interest rate swap is at a fixed rate of 2.85% and is designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the interest rate swap to retain the 50% coverage target.  During the three months ended September 30, 2020 and operating as designed, the 2018 interest rate swap increased to cover the notional amount of debt that the expired interest rate swaps had been covering.  In addition, the Company conducted a simultaneous de-designation and a re-designation of the hedge for this interest rate swap to align with the May 2020 debt amendment and maintain a highly effective hedge relationship given the increase of the notional amount of the interest rate swap and in consideration of the increase in interest rate floor to 1%.

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the November 2018 Interest Rate Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2017, of not more than 3.50 to 1.00 for all periods thereafter ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods thereafter through December 2021, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2020, we were in compliance with these covenants. The net unrealized loss associated with Interest Rate Swap Agreement was $10.1 million as of September 30, 2020, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to our clients. As of September 30, 2020, the total unamortized upfront payments related to these services were $17.8 million and are expected to be amortized as a reduction to revenue over a benefit period of 4 years.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the six months ended September 30, 2020, we sold $25.1 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the six months ended September 30, 2020. No amounts were due under the financing agreement at September 30, 2020, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	September 30,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$105,474	$23,804
Net cash used in investing activities	(5,591)	(14,618)
Net cash used in financing activities	(102,018)	(11,600)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	10,744	(4,012)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,609	(6,426)
Cash, cash equivalents and restricted cash, beginning of year	291,601	190,113
Cash, cash equivalents and restricted cash, end of period	$300,210	$183,687

Operating activities

Net cash provided by operating activities increased in the six months ended September 30, 2020 compared to the six ended September 30, 2019, primarily due to a decrease in accounts receivable as a result of a decrease in our days sales outstanding during the six months ended September 30, 2020.

Investing activities

Net cash used in investing activities decreased in the six months ended September 30, 2020 compared to the six months ended September 30, 2019 is primarily due to a decrease in the payments for acquisitions and a decrease in purchase of property and equipment, partially offset by a decrease in net proceeds from sale or maturity of short-term investments.

Financing activities

Net cash used in financing activities increased in the six ended September 30, 2020 compared to the six months ended September 30, 2019. The increase in net cash used in financing activities in the six months ended September 30, 2020 was primarily due to an increase in payment of debt, net of proceeds and payment of contingent consideration related to acquisitions partially offset by no payments made for repurchase of common stock and noncontrolling interest during the six months ended September 30, 2020.

Commitments and Contingencies

See Note 17 to our consolidated financial statements for additional information.

Off-balance sheet arrangements

We do not have investments in special purpose entities or undisclosed borrowings or debt.

We have entered into foreign currency derivative contracts with the objective of limiting our exposure to changes in the Indian rupee, the U.K. pound sterling, the euro, the Canadian dollar and the Australian dollar as described below and in “Quantitative and Qualitative Disclosures about Market Risk.”

We maintain a foreign currency cash flow hedging program designed to further mitigate the risks of volatility in the Indian rupee against the U.S. dollar and U.K. pound sterling as described below in “Quantitative and Qualitative Disclosures about Market Risk.” From time to time, we may also purchase multiple foreign currency forward contracts designed to hedge fluctuation in foreign currencies, such as the U.K. pound sterling, euro, the Canadian dollar and the Australian dollar  against the U.S. dollar to minimize the impact of foreign currency fluctuations on foreign currency denominated revenue and expenses. Other than these foreign currency derivative contracts, we have not entered into off-balance sheet transactions, arrangements or other relationships with unconsolidated entities or other persons that are likely to affect liquidity or the availability of or requirements for capital resources.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A of the Annual Report. There have been no material changes in six months ended September 30, 2020 to such risks or to our management of such risks except for the additional factors noted below.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of business. We have historically entered into, and in the future we may enter into, foreign currency derivative contracts to minimize the impact of foreign currency fluctuations on both foreign currency denominated assets and forecasted revenue and expenses. The purpose of this foreign exchange policy is to protect us from the risk that the recognition of and eventual cash flows related to Indian rupee denominated expenses might be affected by changes in exchange rates. Some of these contracts meet the criteria for hedge accounting as cash flow hedges (See Note 8 of our consolidated financial statements included herein for a description of recent hedging activities).

We evaluate our foreign exchange policy on an ongoing basis to assess our ability to address foreign exchange exposures on our balance sheet, statement of income and operating cash flows from all foreign currencies, including most significantly the GBP and the Indian rupee.

We have an 18 month rolling hedge program comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. This program is designed to mitigate the impact of volatility in the U.S. dollar and the GBP equivalents of our Indian rupee denominated expenses. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at September 30, 2020 was $117.6 million. There is no assurance that the hedging program or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

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

Interest Rate Risk

Interest under our credit facility accrues at the higher of LIBOR or 1.00%, plus 2.75% subject to step downs based on our ratio of debt to EBITDA. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or an agreed upon replacement reference rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement for our credit facility includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At September 30, 2020, the weighted average interest rate on the term loan and line of credit was 3.50%. At September 30, 2020, the outstanding amount under the Credit Agreement was $407.8 million.

At September 30, 2020, we had $300.8 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of money market mutual funds and time deposits. Our investments are classified as available-for-sale debt securities, time deposits and equity securities. These investments are recorded at fair value. Our investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On September 9, 2020, we entered into an Agreement and Plan of Merger, or the merger agreement, pursuant to which Austin BidCo Inc., a Delaware corporation and a wholly-owned subsidiary of Austin HoldCo Inc., a Delaware corporation (which we refer to as Parent), and owned by funds affiliated with Baring Private Equity Asia, will be merged with and into us, with Virtusa surviving as a subsidiary of Parent, which we refer to as the merger. In connection with the proposed merger, a purported stockholder of the Company filed a complaint on October 8, 2020 in the United States District Court for the District of Delaware, captioned Stein v. Virtusa Corporation, et al., Case No. 1:20-CV-01363 (referred to as the “Stein complaint”), naming as defendants the Company and each member of our board of directors as of the date of the merger agreement.  In addition, on October 15, 2020, a purported stockholder of the Company filed a complaint in the United States District Court for the District of Delaware, captioned Williams v. Virtusa Corporation, et al., Case No. 1:20-CV-01389 (the “Williams complaint” and together with the Stein complaint, the “stockholder complaints”), naming as defendants the Company and each member of our board of directors as of the date of the merger agreement.  The stockholder complaints contain substantially similar allegations and generally allege that the proxy statement filed by the Company with the SEC on October 7, 2020 in connection with the merger (referred to as the “preliminary proxy statement”), is materially incomplete and misleading by failing to disclose in violation of Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as Rule 14a-9 promulgated thereunder, allegedly material information concerning (i) certain financial projections prepared by the Company’s management and summarized in the preliminary proxy statement, (ii) certain inputs and assumptions used in the financial analyses conducted by J.P. Morgan in connection with rendering its fairness opinion to our board of directors, and (iii) certain background regarding the Company’s retention of Citi.  The relief sought in the stockholder complaints includes equitable relief, including among other things, to enjoin the consummation of the merger unless and until certain additional and allegedly material information is disclosed to the Company’s stockholders, to rescind the merger agreement, to the extent already implemented, or to recover rescissory damages, to direct the defendants to account to plaintiffs for all alleged damages suffered as a result of their alleged wrongdoing and to award plaintiffs costs and disbursements, including reasonable attorneys’ and expert fees and expenses.  It is possible that additional similar cases may also be filed in connection with the merger.

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

Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.  There are no material changes to the Risk Factors described in our Annual Report on Form 10-K for the year ended March 31, 2020, other than as set forth below.

We may not complete the proposed merger within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

Completion of the merger is subject to a number of closing conditions, including obtaining approval of our stockholders and receipt of required regulatory approvals or clearances. Each party’s obligation to consummate the merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain materiality qualifications) and the performance in all material respects of the other party’s covenants under the merger agreement, including, with respect to us, covenants regarding operation of our business prior to closing. In addition, the merger agreement may be terminated under certain specified circumstances, including, but not limited to, by Parent in connection with a change in the recommendation of our board of directors or by us to enter into an agreement for a “Superior Proposal,” as defined in the merger agreement. As a result, we cannot assure you that the merger will be completed, even if our stockholders approve the merger, or that, if completed, it will be exactly on the terms set forth in the merger agreement or within the expected time frame.

If the merger is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the merger will be completed. We could be required to reimburse certain expenses of Parent or pay Parent a termination fee of $54.3 million if the merger agreement is terminated under specific circumstances described in the merger agreement. The failure to complete the merger may result in negative publicity and negatively affect our relationship with our stockholders, employees and clients. We may also be required to devote significant time and resources to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement.

The merger agreement provides us with limited remedies in the event of a breach by Parent that results in termination of the merger agreement, including the right to a reverse termination fee payable under certain specified circumstances, as described in the merger agreement. We cannot assure you that a remedy will be available to us in the event of such a breach or that the damages we incur in connection with such breach will not exceed the amount of the reverse termination fee. In addition, Parent requires significant third-party debt financing to complete the merger and in the event that the Parent’s lenders do not provide such debt financing, we may only be entitled to receive the reverse termination fee as provided under the merger agreement.

The announcement and pendency of the merger could adversely affect our business, financial results and/or operations.

Our efforts to complete the merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending because employees may experience uncertainty about their roles following the merger. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with clients and potential clients. For example, clients and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the merger could be exacerbated by any delays in completion of the merger or termination of the merger agreement.

While the merger agreement is in effect, we are subject to restrictions on our business activities.

While the merger agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition.

In certain instances, the merger agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

Under the terms of the merger agreement, we may be required to pay Parent a termination fee of $54.3 million  under specified conditions including in the event we terminate the merger agreement to enter into a “Superior Proposal,” as defined in the merger agreement or in the event Parent terminates the merger agreement following a change in the recommendation of our board of directors that our stockholders approve the merger. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal, including a proposal that would be more favorable to our stockholders than the merger.

We have incurred, and will continue to incur, direct and indirect costs as a result of the merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the merger. We must pay substantially all of these costs and expenses whether or not the merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Legal proceedings in connection with the merger, the outcomes of which are uncertain, could delay or prevent the completion of the merger.

Since the announcement of the merger, putative class actions have been filed in the United States District Court for the District of Delaware in connection with the proposed merger against us and the members of our board of directors. The lawsuits allege that the preliminary that the proxy statement violates Section 14(a) and Section 20(a) of the Exchange Act of 1934 by materially omitting material information related to Company’s projections and the explanation of the analysis of the Company’s financial advisor, among other claims. Among other remedies, the plaintiffs in these lawsuits seek to enjoin the merger. This and other potential legal proceedings could delay or prevent the merger from becoming effective.

Changes in U.S. immigration law may increase our cost of revenue and may substantially restrict or eliminate our ability to obtain visas to use offshore resources onsite, which could have a material adverse impact on our business, revenue, profitability and utilization rates.

The issue of companies outsourcing services to organizations operating in other countries is a topic of political discussion in many countries, including the United States, which is our largest market. The U.S. Congress regularly considers proposals that could make extensive changes to U.S. immigration laws regarding the admission of high-skilled temporary and permanent workers. Further, the current U.S. administration or Congress may seek to limit the admission of high-skilled temporary and permanent workers and has issued and may continue to issue executive orders designed to limit immigration. For instance, on April 22, 2020 the Trump Administration suspended the issuance of most immigrant visas for a sixty-day period, and on October 8, 2020, the Trump Administration issued interim final rules on changes to computation of prevailing wages and to amend and strengthen the H-1B nonimmigrant visa classification program. On May 7, 2020 four U.S. Senators, noting the increase in U.S. unemployment rate, urged the President to expand that order to restrict the admission of nonimmigrant (including H-1B) workers and limit the issuance of employment authorization to various categories of non-immigrants currently in the US, including certain F-1 students and H dependents.  They also urged the President to extend that order for either one year, or until national unemployment rates return to normal levels.  Any such proposal, if enacted, or policy change, if implemented, may increase our cost of doing business in the United States and may discourage customers from seeking our services. Our international expansion strategy and our business, results of operations and financial condition may be materially adversely affected if changes in immigration and work permit laws and regulations or the administration or enforcement of such laws or regulations impair our ability to staff projects with professionals who are not citizens of the country where the work is to be performed.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three month period ended September 30, 2020, we withheld an aggregate of 4,193 shares of restricted stock at a weighted average price of $39.79 per share.

Item 6. Exhibits.

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated September 9, 2020, by and among Virtusa Corporation, Austin HoldCo Inc. and Austin BidCo Inc. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on September 11, 2020 and incorporated by reference herein).

10.1	Form of Voting Agreement (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on September 11, 2020 and incorporated by reference herein).

10.2

Settlement Agreement, dated October 6, 2019, by and among Virtusa Corporation, New Mountain Vantage LO, L.P., New Mountain Vantage Focus, L.P., New Mountain Vantage (California) II, L.P., New Mountain Vantage, L.P., New Mountain Vantage Co-Invest II, L.P., New Mountain Vantage GP, L.L.C. and, New Mountain Vantage Advisers, L.L.C. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on October 7, 2020 and incorporated by reference herein).

10.3

Voting Agreement, dated October 6, 2019, by and among Virtusa Corporation, New Mountain Vantage LO, L.P., New Mountain Vantage Focus, L.P., New Mountain Vantage (California) II, L.P., New Mountain Vantage, L.P., New Mountain Vantage Co-Invest II, L.P., New Mountain Vantage GP, L.L.C., New Mountain Vantage Advisers, L.L.C. (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on October 7, 2020 and incorporated by reference herein).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Virtusa Corporation

Date: November 3, 2020	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2020	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)