Form 10-Q
period 2020-12-31
VIRTUSA CORP
filed 2021-02-09
CIK 1207074

Sensitivity: Client Confidential

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of February 4, 2021:

Class	Number of Shares
Common Stock, par value $.01 per share	30,340,986

Virtusa Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Virtusa Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$347,173	$290,837
Short-term investments	2,633	9,785
Accounts receivable, net of allowance of $1,085 and $1,541 at December 31, 2020 and March 31, 2020, respectively	140,012	148,950
Unbilled accounts receivable	79,681	137,839
Prepaid expenses	54,155	55,574
Restricted cash	5,786	659
Assets held for sale	—	8,334
Other current assets	33,338	29,214
Total current assets	662,778	681,192
Property and equipment, net	97,614	101,250
Operating lease right-of-use assets	40,750	48,684
Investments accounted for using equity method	—	1,336
Long-term investments	22	4
Deferred income taxes	29,715	30,225
Goodwill	295,591	296,493
Intangible assets, net	119,202	130,903
Other long-term assets	34,421	46,980
Total assets	$1,280,093	$1,337,067
Liabilities, Series A Convertible Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable	$25,253	$38,537
Accrued employee compensation and benefits	97,364	79,373
Deferred revenue	15,484	8,054
Accrued expenses and other	82,733	95,124
Current portion of long-term debt	20,083	16,043
Operating lease liabilities	11,552	11,543
Income taxes payable	11,530	3,233
Total current liabilities	263,999	251,907
Deferred income taxes	15,239	16,067
Operating lease liabilities, noncurrent	34,468	41,697
Long-term debt, less current portion	358,441	480,154
Long-term liabilities	42,007	42,475
Total liabilities	714,154	832,300
Commitments and contingencies
Series A Convertible Preferred Stock: par value $0.01 per share, 108,000 shares authorized, 108,000 shares issued and outstanding at December 31, 2020 and March 31, 2020; redemption amount and liquidation preference of $108,000 at December 31, 2020 and March 31, 2020	107,450	107,326
Stockholders’ equity:
Undesignated preferred stock, $0.01 par value; Authorized 5,000,000 shares at December 31, 2020 and March 31, 2020	—	—
Common stock, $0.01 par value; Authorized 120,000,000 shares at December 31, 2020 and March 31, 2020; issued 33,717,535 and 33,518,389 shares at December 31, 2020 and March 31, 2020, respectively; outstanding 30,331,971 and 30,132,825 shares at December 31, 2020 and March 31, 2020, respectively	337	335
Treasury stock, 3,385,564 common shares, at cost, at December 31, 2020 and March 31, 2020	(58,332)	(58,332)
Additional paid-in capital	257,187	246,862
Retained earnings	325,679	293,831
Accumulated other comprehensive loss	(66,382)	(85,255)
Total Stockholders' equity	458,489	397,441
Total liabilities, Series A convertible preferred stock, and stockholders’ equity	$1,280,093	$1,337,067

See accompanying notes to unaudited consolidated financial statement

Virtusa Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue	$346,100	$335,107	$964,352	$982,632
Costs of revenue	232,142	236,427	697,772	709,746
Gross profit	113,958	98,680	266,580	272,886
Operating expenses:
Selling, general and administrative expenses	72,507	68,270	205,248	209,813
Income from operations	41,451	30,410	61,332	63,073
Other income (expense):
Interest income	230	520	698	1,744
Interest expense	(5,187)	(4,873)	(16,222)	(14,616)
Foreign currency transaction gains (losses), net	1,126	(3,065)	3,983	(5,300)
Other, net	(397)	209	1,145	1,137
Total other expense	(4,228)	(7,209)	(10,396)	(17,035)
Income before income tax expense	37,223	23,201	50,936	46,038
Income tax expense	11,776	10,363	15,826	19,932
Net income	25,447	12,838	35,110	26,106
Less: net income attributable to noncontrolling interests, net of tax	—	118	—	450
Net income available to Virtusa stockholders	25,447	12,720	35,110	25,656
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	3,262	3,262
Net income available to Virtusa common stockholders	$24,360	$11,633	$31,848	$22,394
Basic earnings per share available to Virtusa common stockholders	$0.80	$0.39	$1.05	$0.75
Diluted earnings per share available to Virtusa common stockholders	$0.75	$0.38	$1.04	$0.73

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Net income	$25,447	$12,838	$35,110	$26,106
Other comprehensive income (loss):
Foreign currency translation adjustment	5,933	4,630	13,618	(2,106)
Pension plan adjustment, net of tax effect	114	79	285	(606)
Unrealized loss on available-for-sale debt securities, net of tax effect	—	—	—	—
Unrealized gain (loss) on effective cash flow hedges, net of tax effect	762	(2,817)	4,970	(5,031)
Other comprehensive income (loss)	$6,809	$1,892	$18,873	$(7,743)
Comprehensive income	32,256	14,730	53,983	18,363
Less: comprehensive income attributable to noncontrolling interest, net of tax	—	484	—	849
Comprehensive income available to Virtusa stockholders	$32,256	$14,246	$53,983	$17,514

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended December 31, 2020 and 2019

(Unaudited)

(In thousands, except share amounts)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at March 31, 2020	33,518,389	$335	(3,385,564)	$(58,332)	$246,862	$293,831	$(85,255)	$397,441
Proceeds from the exercise of stock options	5,741	—	—	—	92	—	—	92
Restricted stock awards vested	108,414	1	—	—	(1)	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,914)	—	—	(1,914)
Share-based compensation	—	—	—	—	3,592	—	—	3,592
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)
Other comprehensive income	—	—	—	—	—	—	4,281	4,281
Net income	—	—	—	—	—	894	—	894
Balance at June 30, 2020	33,632,544	$336	(3,385,564)	$(58,332)	$248,631	$293,638	$(80,974)	$403,299
Proceeds from the exercise of stock options	24,868	—	—	—	472	—	—	472
Restricted stock awards vested	37,661	1	—	—	(1)	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(167)	—	—	(167)
Share-based compensation	—	—	—	—	4,078	—	—	4,078
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)
Other comprehensive income	—	—	—	—	—	—	7,783	7,783
Net income	—	—	—	—	—	8,769	—	8,769
Balance at September 30, 2020	33,695,073	$337	(3,385,564)	$(58,332)	$253,013	$301,319	$(73,191)	$423,146
Proceeds from the exercise of stock options	15,037	—	—	—	257	—	—	257
Restricted stock awards vested	7,425	—	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(110)	—	—	(110)
Share-based compensation	—	—	—	—	4,027	—	—	4,027
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)
Other comprehensive income	—	—	—	—	—	—	6,809	6,809
Net income	—	—	—	—	—	25,447	—	25,447
Balance at December 31, 2020	33,717,535	$337	(3,385,564)	$(58,332)	$257,187	$325,679	$(66,382)	$458,489

							Accumulated	Total
					Additional		Other	Virtusa		Total	Redeemable
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive	Stockholders’	Noncontrolling	Stockholders’	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Equity	Interest
Balance at March 31, 2019	33,012,775	$330	(2,879,999)	$(39,652)	$239,204	$250,279	$(59,387)	$390,774	$—	$390,774	$23,576
Proceeds from the exercise of stock options	13,416	—	—	—	194	—	—	194	—	194	8
Restricted stock awards vested	96,763	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(2,011)	—	—	(2,011)	—	(2,011)	—
Share-based compensation	—	—	—	—	6,674	—	—	6,674	—	6,674	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	18	—	—	18	—	18	170
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(5,549)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	116
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(1,194)	(1,194)	—	(1,194)	144
Net income	—	—	—	—	—	5,834	—	5,834	—	5,834	186
Balance at June 30, 2019	33,122,954	$331	(2,879,999)	$(39,652)	$244,078	$255,026	$(60,581)	$399,202	$—	$399,202	$18,651
Restricted stock awards vested	101,178	1	—	—	(1)	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(1,647)	—	—	(1,647)	—	(1,647)	—
Share-based compensation	—	—	—	—	5,829	—	—	5,829	—	5,829	—
Repurchase of common stock	—	—	(505,565)	(18,680)	—	—	—	(18,680)	—	(18,680)	—
Adjustments of redeemable noncontrolling interest to redemption value	—	—	—	—	25	—	—	25	—	25	101
Purchase of redeemable noncontrolling interest related to Polaris	—	—	—	—	—	—	—	—	—	—	(3,126)
Foreign currency translation on redeemable noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(533)
Reclassification of noncontrolling interest from temporary equity to permanent equity	—	—	—	—	—	—	—	—	15,093	15,093	(15,093)
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,088)	—	(1,088)	—	(1,088)	—
Other comprehensive income (loss)	—	—	—	—	—	—	(8,474)	(8,474)	(111)	(8,585)	—
Net income	—	—	—	—	—	7,102	—	7,102	146	7,248	—
Balance at September 30, 2019	33,224,132	$332	(3,385,564)	$(58,332)	$248,284	$261,040	$(69,055)	$382,269	$15,128	$397,397	$—
Proceeds from the exercise of stock options	15,914	—	—	—	233	—	—	233	—	233	—
Restricted stock awards vested	6,027	—	—	—	—	—	—	—	—	—	—
Restricted stock awards withheld for tax	—	—	—	—	(126)	—	—	(126)	—	(126)	—
Share-based compensation	—	—	—	—	5,750	—	—	5,750	—	5,750	—
Reclassification of noncontrolling interest from permanent equity to liability	—	—	—	—	—	—	—	—	(13,564)	(13,564)	—
Adjustments for reclassification of noncontrolling interest	—	—	—	—	2,011	—	—	2,011	(2,048)	(37)	—
Series A Convertible Preferred Stock dividends and accretion	—	—	—	—	—	(1,087)	—	(1,087)	—	(1,087)	—
Other comprehensive income (loss)	—	—	—	—	—	—	1,526	1,526	366	1,892	—
Net income	—	—	—	—	—	12,720	—	12,720	118	12,838	—
Balance at December 31, 2019	33,246,073	$332	(3,385,564)	$(58,332)	$256,152	$272,673	$(67,529)	$403,296	$—	$403,296	$—

See accompanying notes to unaudited consolidated financial statements

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net income	$35,110	$26,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,930	23,672
Share-based compensation expense	11,697	18,285
Gain on redemption of equity method investment	(1,179)	—
Provision (recovery) for doubtful accounts	(22)	26
Loss (gain) on disposal of property and equipment	543	(403)
Impairment of investment	—	184
Foreign currency transaction (gains) losses, net	(3,983)	5,300
Amortization of discounts and premiums on investments	—	(6)
Impairment of operating lease right-of-use asset	1,413	—
Amortization of debt issuance cost	1,148	863
Deferred income taxes, net	39	(970)
Net changes in operating assets and liabilities
Accounts receivable and unbilled receivable	80,130	19,129
Prepaid expenses and other current assets	7,178	(1,258)
Other long-term assets	2,152	(11,239)
Accounts payable	(14,870)	(12,730)
Accrued employee compensation and benefits	8,861	4,611
Accrued expenses and other current liabilities	8,828	1,895
Operating lease liabilities	(715)	172
Income taxes payable	5,676	2,537
Other long-term liabilities	3,480	(1,720)
Net cash provided by operating activities	171,416	74,454
Cash flows from investing activities:
Proceeds from sale of property and equipment	11,902	825
Purchase of short-term investments	(42)	(34,969)
Proceeds from sale or maturity of short-term investments	7,217	47,716
Payment for asset acquisitions	(27)	(9,192)
Payment of contingent consideration of asset acquisitions	—	(942)
Payment of deferred consideration related to business acquisitions	(10,313)	(17,500)
Purchase of property and equipment	(5,865)	(10,865)
Net cash provided by (used in) investing activities	2,872	(24,927)
Cash flows from financing activities:
Proceeds from exercise of common stock options	821	427
Proceeds from exercise of subsidiary stock options	—	93
Payment of debt issuance costs	(813)	(808)
Proceeds from revolving credit facility	—	36,000
Payment of debt	(13,008)	(9,141)
Repurchase of common stock	—	(18,680)
Payments of withholding taxes related to net share settlements of restricted stock	(2,191)	(3,783)
Purchase of redeemable noncontrolling interest related to Polaris	—	(8,675)
Payment of noncontrolling interest	—	(12,534)
Principal payments on capital lease obligation	—	(36)
Payment of dividend on Series A Convertible Preferred Stock	(3,138)	(3,138)
Payment of debt issuance costs	—	—
Payment of revolving credit facility	(105,000)	—
Payment of contingent consideration related to acquisitions	(5,767)	—
Net cash used in financing activities	(129,096)	(20,275)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,269	(131)
Net increase in cash and cash equivalents and restricted cash	61,461	29,121
Cash, cash equivalents and restricted cash, beginning of year	291,601	190,113
Cash, cash equivalents and restricted cash, end of period	$353,062	$219,234

Virtusa Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets:

	December 31, 2020	March 31, 2020
Balance sheet classification
Cash and cash equivalents	$347,173	$290,837

Restricted cash in current assets	5,786	659
Restricted cash in other long-term assets	103	105
Total restricted cash	$5,889	$764
Total cash, cash equivalents and restricted cash	$353,062	$291,601

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

Fair Value of Financial Instruments

At December 31, 2020 and March 31, 2020, the carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, restricted cash, accounts payable, accrued employee compensation and benefits, other accrued expenses and long-term debt, approximate their fair values due to the nature of the items. See Note 7 for a discussion of the fair value of the Company’s other financial instruments.

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

The components of basic earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerators:
Net income available to Virtusa stockholders	$25,447	$12,720	$35,110	$25,656
Less: Series A Convertible Preferred Stock dividends and accretion	(1,087)	(1,087)	(3,262)	(3,262)
Net income available to Virtusa common stockholders	$24,360	$11,633	$31,848	$22,394
Denominators:
Basic weighted average common shares outstanding	30,319,615	29,849,368	30,252,264	30,041,740
Basic earnings per share available to Virtusa common stockholders	$0.80	$0.39	$1.05	$0.75

The components of diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Numerators:
Net income available to Virtusa common stockholders	$24,360	$11,633	$31,848	$22,394
Add : Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	—
Net income available to Virtusa common stockholders and assumed conversion	$25,447	$12,720	$31,848	$22,394
Denominators:
Basic weighted average common shares outstanding	30,319,615	29,849,368	30,252,264	30,041,740
Dilutive effect of Series A Convertible Preferred Stock if converted	3,000,000	3,000,000	—	—
Dilutive effect of employee stock options and unvested restricted stock awards and restricted stock units	577,981	608,863	412,878	658,529
Weighted average shares—diluted	33,897,596	33,458,231	30,665,142	30,700,269
Diluted earnings per share available to Virtusa common stockholders	$0.75	$0.38	$1.04	$0.73

During the three months ended December 31, 2020 and 2019, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 823 and 24,037 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive. For the three months ended December 31, 2020 and 2019 all of the 3,000,000 shares of Series A Convertible Preferred Stock were included in the calculations of diluted earnings per share as their effect would have been anti-dilutive.

During the nine months ended December 31, 2020 and 2019, unvested restricted stock awards and unvested restricted stock units issuable for, and options to purchase 127,504 and 100,434 shares of common stock, respectively, were excluded from the calculations of diluted earnings per share as their effect would have been anti-dilutive.  For the nine months ended December 31, 2020 and 2019, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded in the calculations of diluted earnings per share as their effect would have been anti-dilutive.

(4) Proposed Merger with Austin HoldCo Inc., an entity wholly-owned by funds affiliated with Baring Private Equity Asia

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

Pursuant to the Merger Agreement, Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Merger Agreement by the requisite vote of the Company’s stockholders, the receipt of certain foreign regulatory approvals and the approval or other clearance of the Committee on Foreign Investments in the United States (“CFIUS”). The applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), with respect to the transactions contemplated by the Merger Agreement expired on October 23, 2020 without any review. Consummation of the Merger is not subject to any financing condition, and is expected to occur in the first half of calendar year 2021. On December 21, 2020, the Company received written notice from the Committee on Foreign Investment in the United States (“CFIUS”) that it had concluded its review under Section 721 of the Defense Production Act of 1950, as amended, of the Merger. CFIUS determined that there are no unresolved national security concerns with respect to the Merger. Receipt of the CFIUS clearance satisfies a certain condition to the closing of the Merger. On November 20, 2020, via a special meeting of stockholders, the stockholders of the Company approved and adopted the Merger Agreement. On January 11, 2021, the Competition Commission of India (“CCI”) approved the Merger. The closing of the Merger remains subject to the satisfaction or waiver of the remaining conditions to the Merger set forth in the Merger Agreement.

The Company expects to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. During the nine months ended December 31, 2020, the Company incurred approximately $6,367 as transaction costs in connection with the Merger.  If the Merger Agreement is terminated under specified circumstances, the Company may be required to pay a termination fee of $54,330 to Austin HoldCo Inc.

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

Under the purchase method of accounting, assets acquired are recorded at their estimated fair values. During the nine months ended December 31, 2020, the Company completed its purchase price allocation for all of the three acquired businesses. During the nine months ended December 31, 2020, the Company paid $10,313 in deferred consideration and $4,051 in contingent consideration related to these acquisitions. During the nine months ended December 31, 2020, the Company recorded $5,942 as a reduction of goodwill related to updating the fair value assessment of contingent consideration of $4,178, customer relationships of $1,513 and other adjustments of $251.

The following table shows the aggregate purchase price allocation for these acquisitions:

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

During the nine months ended December 31, 2020, the Company recorded $453 in the Company’s consolidated statements income as fair value changes to the contingent consideration related to events that occurred in the current period. As of December 31, 2020, the fair value of contingent consideration for these acquisitions is $16,405.

(6) Investment Securities

At December 31, 2020 and March 31, 2020, all of the Company’s investment securities were classified as time deposits, available-for-sale debt securities and equity securities. These were carried on its balance sheet at their fair market value. A fair market value hierarchy based on three levels of inputs was used to measure each security (See Note 7 to our consolidated financial statements for a discussion of the fair value of the Company’s other financial instruments).

The following is a summary of investment securities at December 31, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Time Deposits:
Current	$1,851	$—	$—	$1,851
Equity securities:
Mutual funds:
Current	652	130	—	782
Equity Shares/ Options:
Non-current	1	21	—	22
Total investment securities	$2,504	$151	$—	$2,655

The following is a summary of investment securities at March 31, 2020:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Time deposits:
Current	$3,927	$—	$—	$3,927
Equity securities:
Mutual funds:
Current	5,623	235	—	5,858
Equity Shares/ Options:
Non-current	1	3	—	4
Total investment securities	$9,551	$238	$—	$9,789

The Company evaluates available-for-sale debt securities with unrealized losses to determine whether a credit loss exists. The estimate of credit loss is determined by considering available information relevant to the collectability of the security and information about past events, current conditions, and reasonable and supportable forecasts. The allowance for credit loss is recorded as a charge to other income (expense), not to exceed the amount of the unrealized loss. Any excess unrealized loss greater than the credit loss is recognized in accumulated other comprehensive income ("AOCI"). We assess expected credit losses at the end of each reporting period and adjust the allowance through other income (expense). The Company does not hold any available-for-sale debt securities as of December 31, 2020 and March 31, 2020.

Proceeds from sales of available-for-sale debt and equity securities and the gross gains and losses that have been included in earnings as a result of those sales were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Proceeds from sales or maturities of available-for-sale debt securities and equity securities	$649	$9,476	$7,217	$47,716
Gross gains	$—	$123	$176	$563
Gross losses	—	—	—	—
Net realized gains on sales of available-for-sale debt securities and equity securities	$—	$123	$176	$563

(7) Fair Value of Financial Instruments

The Company carries certain assets and liabilities at fair value on a recurring basis on its consolidated balance sheets. The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2020

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Time deposits—current	$—	$1,851	—	$1,851
Equity securities—current	—	782	—	782
Equity securities—non-current	—	22	—	22
Derivative financial instruments:
Foreign currency derivative contracts—current	—	1,759	—	1,759
Foreign currency derivative contracts—non-current	—	—	—	—
Interest rate swap contracts	—	—	—	—
Total assets	$—	$4,414	$—	$4,414
Liabilities:
Foreign currency derivative contracts—current	—	1,186	—	1,186
Foreign currency derivative contracts—non-current	—	—	—	—
Interest rate swap contracts—non-current	—	8,884	—	8,884
Contingent consideration	—	—	16,405	16,405
Total liabilities	$—	$10,070	$16,405	$26,475

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Investments:
Time deposits—current	$—	$3,927	—	$3,927
Equity securities—current	—	5,858	—	5,858
Equity securities—non-current	—	4	—	4
Derivative financial instruments:
Foreign currency derivative contracts—current	—	103	—	103
Foreign currency derivative contracts—non-current	—	56	—	56
Interest rate swap contracts	—	—	—	—
Total assets	$—	$9,948	$—	$9,948
Liabilities:
Foreign currency derivative contracts—current	$—	3,689	$—	3,689
Foreign currency derivative contracts—non-current	—	364	$—	364
Interest rate swap contracts—non-current	—	11,128	—	11,128
Contingent consideration	—	—	25,012	25,012
Total liabilities	$—	$15,181	$25,012	$40,193

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

The following table shows a reconciliation of the beginning and ending balances of Level 3 contingent consideration liabilities associated with our business combinations:

December 31, 2020
Beginning balance	$25,012
Purchase price adjustments	(4,178)
Payments made during the period	(4,051)
Contingent consideration recognized in earnings	(453)
Foreign currency translation adjustments	75
Ending balance	$16,405

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

The U.S. dollar notional value of all outstanding foreign currency derivative contracts was $87,693 and $128,728,  respectively, at December 31, 2020 and March 31, 2020. Unrealized net gains related to these contracts which are expected to be reclassified from AOCI to earnings during the next 12 months are $573 at December 31, 2020. At December 31, 2020, the maximum outstanding term of any derivative instrument was 12 months.

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

The Company purchased interest rate swaps in July 2016 with an effective date of July 2017 and in November 2018.  The interest rate swaps purchased in July 2016 matured in July 2020. The November 2018 interest rate swap was entered into to mitigate the interest rate risk associated with the Credit Agreement executed in February 2018 and subsequent additional borrowings. The November 2018 interest rate swap is at a fixed rate of 2.85% and is designed to maintain a 50% coverage of our LIBOR debt, therefore the notional amount changes over the life of the interest rate swap to retain the 50% coverage target. During the three months ended September 30, 2020 and operating as designed, the 2018 interest rate swap increased to cover the notional amount of debt that the expired interest rate swaps had been covering.  In addition, the Company conducted a simultaneous de-designation and a re-designation of the hedge for this interest rate swap to align with the May 2020 debt amendment and maintain a highly effective hedge relationship given the increase of the notional amount of the interest rate swap and in consideration of the increase in interest rate floor to 1%. At December 31, 2020, the total notional amounts of the interest rate swap was $170,200 with remaining maturity of approximately 2.2 years. As of the date of de-designation and re-designation, the unrealized losses associated with the interest rate swap of $10,864 will be amortized to interest expense over the remaining interest rate swap period.  The unrealized losses associated with the interest rate swap agreement was $8,884 and $11,128 at December 31, 2020 and March 31, 2020, respectively, which represents the estimated amount that the Company would pay to the counterparties in the event of an early termination.

The following table sets forth the fair value of derivative instruments included in the consolidated balance sheets as of:

Derivatives designated as hedging instruments

	December 31, 2020	March 31, 2020
Foreign currency exchange contracts:
Other current assets	$1,759	$103
Other long-term assets	$—	$56
Accrued expenses and other	$1,186	$3,689
Long-term liabilities	$—	$364

	December 31, 2020	March 31, 2020
Interest rate swap contracts:
Other long-term assets	$—	$—
Long-term liabilities	$8,884	$11,128

The following tables set forth the effect of the Company’s foreign currency exchange contracts and interest rate swap contracts on the consolidated financial statements of the Company:

	Amount of Gain or (Loss) Recognized in AOCI on Derivatives
Derivatives Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Cash Flow Hedging Relationships	2020	2019	2020	2019
Foreign currency exchange contracts	$(338)	$(3,158)	$2,707	$148
Interest rate swaps	$(11)	$782	$(747)	$(3,054)

Location of Gain or (Loss) Reclassified	Amount of Gain or (Loss) Reclassified from AOCI into Income
from AOCI into Income (loss) (Effective	Three Months Ended December 31,		Nine Months Ended December 31,
Portion)	2020	2019	2020	2019
Revenue	$—	$—	$—	$(18)
Costs of revenue	$(199)	$827	$(1,276)	$2,351
Operating expenses	$(72)	$337	$(484)	$1,020
Interest Expenses	$(1,191)	$(100)	$(2,991)	$209

		Amount of Gain or (Loss) Recognized in Income
		(loss) on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives not Designated	Location of Gain Or (Loss)	December 31,		December 31,
as Hedging Instruments	Recognized in Income (loss) on Derivatives	2020	2019	2020	2019
Foreign currency exchange contracts	Revenue	$(543)	$(1,449)	$(1,534)	$(205)
	Costs of revenue	$334	$1,105	$1,055	$380
	Selling, general and administrative expenses	$33	$114	$93	$29

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by geography:	2020	2019	2020	2019
North America	$256,536	$251,229	$713,868	$724,005
Europe	59,182	55,154	163,740	175,258
Rest of World	30,382	28,724	86,744	83,369
Consolidated revenue	$346,100	$335,107	$964,352	$982,632

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by customer’s industry groups (1)	2020	2019	2020	2019
Banking Financial Services and Insurance	$190,288	$180,070	$528,579	$548,977
Communications and Technology	77,155	82,848	227,481	226,944
Media & Information and Other	26,232	23,107	75,165	63,830
Healthcare	52,425	49,082	133,127	142,881
Consolidated revenue	$346,100	$335,107	$964,352	$982,632
(1)	Prior year amounts have been reclassified to conform to the current period presentation

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by service offerings	2020	2019	2020	2019
Application outsourcing	$195,941	$183,777	$536,105	$547,303
Consulting	150,159	151,330	428,247	435,329
Consolidated revenue	$346,100	$335,107	$964,352	$982,632

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenue by contract type	2020	2019	2020	2019
Time-and-materials	$173,097	$190,423	$528,207	$579,657
Fixed-price*	173,003	144,684	436,145	402,975
Consolidated revenue	$346,100	$335,107	$964,352	$982,632

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

The table below shows the movements in contract assets during the nine months ended:

	December 31, 2020	December 31, 2019
Beginning balance	$14,241	$18,538
Revenues recognized during the period but not yet billed	66,293	67,594
Amounts billed	(66,888)	(68,314)
Other	52	(20)
Ending balance	$13,698	$17,798

Contract liabilities comprise of amounts billed to customers for revenues not yet earned. Such amounts are anticipated to be recorded as revenues when services are performed in subsequent periods.

The table below shows movements in the deferred revenue during the nine months ended:

	December 31, 2020	December 31, 2019
Beginning balance	$8,054	$6,421
Amounts billed but not yet recognized as revenues	14,204	5,342
Revenues recognized related to the opening balance of deferred revenue	(6,782)	(5,017)
Other	8	(154)
Ending balance	$15,484	$6,592

Remaining performance obligation

ASC Topic 606 - Revenue from Contracts with Customers requires that the Company discloses the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020. This disclosure is not required for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $13,627 and will be recognized as revenue within 4 years.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to its clients. As of December 31, 2020, the total unamortized upfront payments related to these services were $15,735 and are recorded in prepaid expenses and other long-term assets in the consolidated balance sheet. These upfront payments are expected to be amortized as a reduction to revenue over a benefit period of 3 years.

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

Nine Months Ended
December 31, 2020
Balance at March 31, 2020	$1,541
Transition period adjustment on accounts receivable pursuant to ASC 326	—
Adjusted balance at April 1, 2020	1,541
Current-period provision/ (reversal) for expected credit losses	(22)
Write-offs charged against the allowance	(476)
Foreign currency translation adjustments	42
Balance at December 31, 2020	$1,085

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

In connection with the issuance of the Series A Convertible Preferred Stock, the Company incurred direct and incremental expenses of $1,154, including financial advisory fees, closing costs, legal expenses and other offering-related expenses. These issuance costs are recorded as a reduction to the proceeds received from issuance of Series A Convertible

Preferred Stock. These direct and incremental expenses reduced the Series A Convertible Preferred Stock, and will be accreted through retained earnings as a deemed dividend from the date of issuance through the first possible known redemption date, May 3, 2024. During the three and nine months ended December 31, 2020 and 2019, the Company recorded accretions to the Series A Convertible Preferred Stock related to its issuance cost. Holders of Series A Convertible Preferred Stock are entitled to a cumulative dividend at the rate of 3.875% per annum, payable quarterly in arrears. During the nine months ended December 31, 2020 and 2019, the Company has paid $3,138 as cash dividend on Series A Convertible Preferred Stock. As of December 31, 2020 and 2019, the Company had declared and accrued dividends of $686 associated with the Series A Convertible Preferred Stock.

(11) Goodwill and Intangible Assets

Goodwill:

The Company has one operating segment. The following are details of the changes in goodwill balances at:

	December 31, 2020	March 31, 2020
Beginning balance	$296,493	$279,543
Goodwill arising from acquisitions	—	27,316
Purchase price adjustments	(5,942)	—
Foreign currency translation adjustments	5,040	(10,366)
Ending balance	$295,591	$296,493

The acquisition costs and goodwill balance deductible for our business acquisitions for tax purposes are $286,516. The acquisition costs and goodwill balance not deductible for tax purposes are $21,979, primarily related to the Company’s TradeTech acquisition (closed on January 2, 2014), and the eTouch India acquisition.

Intangible Assets:

The following are details of the Company’s intangible asset carrying amounts acquired and amortization at:

	December 31, 2020
	Weighted	Gross		Net
	Average Useful Life	Carrying	Accumulated	Carrying
	at Acquisition	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	10.6	$179,966	$61,598	$118,368
Trademark	2.0	900	900	—
Technology	5.0	500	500	—
Other	5.0	1,214	380	834
	10.5	$182,580	$63,378	$119,202

	March 31, 2020
	Weighted	Gross		Net
	Average Useful Life	Carrying	Accumulated	Carrying
	at Acquisition	Amount	Amortization	Amount
Amortizable intangible assets:
Customer relationships	10.6	$176,373	$46,494	$129,879
Trademark	2.0	900	900	—
Technology	5.0	500	500	—
Other	5.0	1,214	190	1,024
	10.5	$178,987	$48,084	$130,903

The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized.

During the fiscal year ended March 31, 2020, the Company acquired certain assets of three consulting companies located in the United States, which were accounted as asset acquisitions and were not material to the Company. The purchase price was approximately $9,651 in cash and an additional earn-out consideration of up to $9,853 payable within one year based on achievement of certain revenue targets. During the nine months ended December 31, 2020, the Company paid $3,572 towards earn-out consideration based on achievement of revenue targets. The remaining probable and estimable value of the contingent consideration as of December 31, 2020 is $204.

(12) Income Taxes

The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision (benefit) for income tax expense. The Company’s effective tax rates were 31.6% and 31.1% for the three and nine months ended December 31, 2020, respectively, as compared to an effective tax rates of 44.7% and 43.3% for the three and nine months ended December 31, 2019, respectively. The decrease in the effective tax rate for the three and nine months ended December 31, 2020, was primarily due to a reduction in Base Erosion and Anti-Abuse Tax (“BEAT) impact, the election of foreign tax credits, reduction of global intangible low-taxed income, lower statutory rates in India and the merger of our Indian operations, partially offset by tax expense on increased income from operations. The Company’s reported effective tax rate is also impacted by jurisdictional mix of profits and losses in which the Company operates, foreign statutory tax rates in effect, unusual or infrequent discrete items requiring a provision during the period and certain exemptions or tax holidays applicable to the Company.

A valuation allowance is required if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability of the Company to generate sufficient taxable income in a specific jurisdiction. The Company has $29,888, $2,152 and $76 of net deferred tax assets in the United States, the United Kingdom and Sweden, respectively, at December 31, 2020. The Company has a valuation allowance in the U.S. related to utilization of certain foreign tax credits, which are not expected to be realized.

During the fiscal year ended March 31, 2020, the Company merged Polaris Consulting and Software Limited (“Polaris”) with into Virtusa Consulting Services Private Limited (“Virtusa India”). The merger of Polaris into Virtusa India is considered an entity liquidation for US income tax purposes. The earnings of this entity will be subject to US taxation as well as local taxation with a corresponding foreign tax credit or deduction, at the election of the Company. The election also makes available to the Company the benefits of future foreign tax credits. The merger makes available to the Company tax deductions under Indian Laws for interest on debt used to purchase the group as well as amortization of intangible assets. Under local Indian law, the merger was retroactive to April 1, 2018 resulting in amended tax return filing in India for the year ended March 31, 2019. The Company’s effective tax rate for the three and nine months ended December 31, 2020, reflects the merger of Polaris India into Virtusa India.

The Company’s income tax provision for the three and nine months ended December 31, 2020 includes the expected impact of the Global Intangible Low-taxed Income (“GILTI”) and executive compensation limitations of the Tax Cuts and Jobs Act (the “Tax Act”) impacting the operating results. The Company’s aggregate income tax rate in foreign jurisdictions is comparable to its income tax rate in the United States, as a result of the Tax Act, other than in Singapore and Sri Lanka in which the Company has tax holiday benefits and eligible tax exemptions respectively.

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

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provided for net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried back to each of the five tax years preceding the tax year of such loss.  Net operating losses have an unlimited carry forward period, although there are annual limitations on their use suspended for certain years as result of CARES Act.  The Company has filed an immediate carry back claim in the United States for losses generated in fiscal years ended March 31, 2018 and March 31, 2019. The income tax expense for the nine months ended December 31, 2020, included an immaterial adjustment to reflect actual tax receivable.

On September 20, 2019, the Indian government issued Ordinance 2019 making certain amendments in the Income-tax Act 1961, which substantially reduces tax rates. The effective rate of tax on India-based companies was reduced from 34.9% to 25.17%, effective for fiscal years beginning April 1, 2019. The Company adopted the new ordinance for the fiscal year beginning April 1, 2019. The new rates require the surrendering of tax holidays and other attributes of which the Company historically was taking advantage of and favorably impacting our tax rate.

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

The Company has been under income tax examination in India, the U.K., Singapore and the United States. The Indian taxing authorities issued an assessment order with respect to their examination of the various tax returns for the fiscal years ended March 31, 2006 to March 31, 2017 of the Company’s Indian subsidiary, Virtusa (India) Private Ltd, and Polaris Consulting & Services Limited (Polaris India) now merged with and into Virtusa Consulting Services Private Limited (collectively referred to as “Virtusa India”). At issue were several matters, the most significant of which was the redetermination of the arm’s-length profit which should be recorded by Virtusa India on the intercompany transactions with its affiliates. These matters are currently at different level of appeals beginning with the fiscal year ended March 31, 2006. In the United Kingdom, the Company is currently under examination for transfer pricing and research benefits for the years ended March 31, 2014 to March 31, 2019. In Singapore, the Inland Revenue Authority is confirming the appropriateness of the Company’s deductions for the year ended March 31, 2017. In the United States, the Internal Revenue Service has concluded an examination of fiscal years ended March 31, 2015 and March 31, 2017. These ongoing audits   are not expected to have a material impact on the consolidated statements of income and consolidated statements of cash flows. The Company considers its reserve position adequate to cover any anticipated exposure from these or other positions taken on filed tax returns.

Unrecognized tax benefits represent uncertain tax positions for which the Company has established reserves. At December 31, 2020 and March 31, 2020, the total liability for unrecognized tax benefits was $6,674 and $6,627, respectively. Unrecognized tax benefits may be adjusted upon the closing of the statute of limitations for income tax returns filed in various jurisdictions. The unrecognized tax benefits increased by $47 and $161 during the nine months ended December 31, 2020 and nine months ended December 31, 2019, respectively. The increase in unrecognized tax benefits in the nine months ended December 31, 2020 was predominantly due to increase in the liability related to the UK audit, certain sale proceeds in India and incremental interest accrued on existing uncertain tax positions offset by the release of certain benefits no longer considered required.

Undistributed Earnings of Foreign Subsidiaries

A substantial amount of the Company’s income before provision for income tax is from operations earned in its Indian and Sri Lankan subsidiaries. The Company intends to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested. The Company does not provide for U.S. income taxes on foreign currency translation or applicable withholding tax until a distribution is declared. At December 31, 2020, the Company had approximately $126,648 of cash, cash equivalents, short-term and long-term investments that would otherwise be available for potential distribution, if not indefinitely reinvested. If required, such cash and investments could be repatriated to the United States. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

(13) Concentration of Revenue and Assets

Total revenue is attributed to geographic areas based on the location of the client. Geographic information of total revenue is summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Customer revenue:
United States of America	$244,004	$237,754	$676,790	$685,023
United Kingdom	29,304	42,902	91,916	137,795
Rest of World	72,792	54,451	195,646	159,814
Consolidated revenue	$346,100	$335,107	$964,352	$982,632

Revenue from significant clients as a percentage of the Company’s consolidated revenue was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Customer A	19.6%	16.4%	18.5%	15.9%

Long-lived assets represent property, plant and equipment, intangible assets and goodwill, net of accumulated depreciation and amortization, and are attributed to geographic area based on their location. The following table summarizes the geographic information of long-lived assets as of:

	December 31, 2020	March 31, 2020
Long-lived assets, net of accumulated depreciation and amortization:
United States of America	$272,187	$291,959
India	252,070	255,623
Rest of World	28,900	29,748
Consolidated long-lived assets, net	$553,157	$577,330

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

For the fiscal year ending March 31, 2021, the Company is required to make principal payments of $4,336 per quarter. The term of the Credit Agreement is five years ending February 6, 2023. During the nine months ended December 31, 2020, the Company paid $13,008 and $105,000 towards the term loan and revolving credit facility, respectively. At December 31, 2020, the total outstanding amount under the Credit Agreement was $381,961 and the weighted average interest rate on the term loan and revolving line of credit was 3.50%.

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

Current portion of long-term debt

The following summarizes our short-term debt balances as of:

	December 31, 2020	March 31, 2020
Term loan- current maturities	21,680	17,344
Less: deferred financing costs, current	(1,597)	(1,301)
Total	$20,083	$16,043

Long-term debt, less current portion

The following summarizes our long-term debt balance as of:

	December 31, 2020	March 31, 2020
Term loan	$212,461	$225,469
Borrowings under revolving credit facility	169,500	274,500
Less:
Current maturities	(21,680)	(17,344)
Deferred financing costs, long-term	(1,840)	(2,471)
Total	$358,441	$480,154

Beginning in fiscal 2009, the Company’s U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse or continuing involvement, certain of its European-based accounts receivable balances from one client to such third party financial institution. During the nine months ended December 31, 2020, $42,630 of receivables were sold under the terms of the financing agreement. Fees paid pursuant to this agreement were immaterial during the nine months ended December 31, 2020. No amounts were due as of December 31, 2020, but the Company may elect to use this program again in future periods. However, the Company cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

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

In May 2020, the Company issued 250,075 performance shares to its executive officers with a three-year performance measurement period.  As of December 31, 2020, the Company had not yet established the significant terms of the performance shares relevant to vesting (three-year cumulative target) for the three-year performance measurement period. Therefore, as of December 31, 2020, a grant date for financial accounting purposes had not occurred and the Company did not record any stock compensation related to these performance shares during the nine months ended December 31, 2020. Upon the grant date, the Company will recognize the stock compensation expense over the remaining future requisite service period from the grant date.

(16) Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) by component were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Investment securities
Beginning balance	$12	$12	$12	$12
Other comprehensive income (loss) (OCI) before reclassifications, net of tax of $0 for all periods	—	—	—	—
Reclassifications from OCI to other income, net of tax of $0 for all periods	—	—	—	—
Less: Noncontrolling interests, net of tax of $0 for all periods	—	—	—	—
Comprehensive income (loss) on investment securities, net of tax of $0 for all periods	—	—	—	—
Closing balance	$12	$12	$12	$12
Currency translation adjustments
Beginning balance	$(63,522)	$(64,116)	$(71,207)	$(57,354)
OCI before reclassifications	5,933	4,630	13,618	(2,106)
Less: Noncontrolling interests	—	(363)	—	(389)
Comprehensive income (loss) on currency translation adjustments	5,933	4,267	13,618	(2,495)
Closing balance	$(57,589)	$(59,849)	$(57,589)	$(59,849)
Cash flow hedges
Beginning balance	$(7,610)	$(2,175)	$(11,818)	$39
OCI before reclassifications net of tax of $8, $(386), $614 and $(666)	(358)	(1,993)	1,346	(2,240)
Reclassifications from OCI to
—Revenue, net of tax of $0, $0, $0 and $7	—	—	—	11
—Costs of revenue, net of tax of $28, $(188), $260 and $(504)	171	(639)	1,016	(1,847)
—Selling, general and administrative expenses, net of tax of $10, $(77), $100 and $(220)	62	(260)	384	(800)
—Interest expenses, net of tax of $304, $26, $767 and $(54)	887	75	2,224	(155)
Less: Noncontrolling interests, net of tax of $0 for all periods	—	—	—	—
Comprehensive income (loss) on cash flow hedges, net of tax of $350, $(625), $1,741 and $(1,437)	762	(2,817)	4,970	(5,031)
Closing balance	$(6,848)	$(4,992)	$(6,848)	$(4,992)
Benefit plans
Beginning balance	$(2,071)	$(2,776)	$(2,242)	$(2,084)
OCI before reclassifications net of tax of $0 for all periods	—	—	11	(911)
Reclassifications from OCI for prior service credit (cost) to:
Other income (expense), net of tax of $0 for all periods	10	6	30	19
Reclassifications from net actuarial gain (loss) amortization to:
Other income (expense), net of tax of $0 for all periods	95	70	286	210
Other adjustments, net of tax of $0 for all periods	9	3	(42)	76
(Less): Noncontrolling interests, net of tax $0 for all periods	—	(3)	—	(10)
Comprehensive income (loss) on benefit plans, net of tax of $0 for all periods	114	76	285	(616)
Closing balance	(1,957)	$(2,700)	(1,957)	$(2,700)
Accumulated other comprehensive loss	$(66,382)	$(67,529)	$(66,382)	$(67,529)

(17) Commitments, Contingencies and Guarantees.

The Company indemnifies its officers and directors for certain events or occurrences under its charter or by-laws and under indemnification agreements while the officer or director is, or was, serving at its request in a defined capacity. The term of the indemnification period is with respect to the period that such person was an officer or director of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The costs incurred to defend lawsuits or settle claims related to these indemnification obligations have not been material. As a result, the Company believes that its estimated exposure on these obligations is minimal. Accordingly, the Company had no liabilities recorded for these obligations as of December 31, 2020.

The Company is insured against any actual or alleged act, error, omission, neglect, misstatement or misleading statement or breach of duty by any current or former officer, director or employee while rendering information technology services. The Company believes that its financial exposure from such actual or alleged actions, should they arise, is minimal and no liability was recorded at December 31, 2020.

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

One of the Company’s larger clients made a demand for damages related to a project in which the Company was performing services.  The client alleged breach of certain representations and warranties regarding the Company’s performance and sought indemnification for damages from those alleged breaches. During the three months ended December 31, 2020, the parties agreed to a commercial settlement whereby each party provided a full release of all claims provided that Virtusa make certain cash payments (which were subject to reimbursement under the terms of Virtusa’s insurance policies) and provide certain service credits with respect to the execution of future work.

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

Headquartered in Massachusetts, we have offices throughout the Americas, Europe, Middle East and Asia, with significant global delivery centers in the United States, India, Sri Lanka, Hungary, Singapore and Malaysia. We also have many employees who work with our clients either onsite or virtually, which offers flexibility for both clients and employees. At December 31, 2020, we had 23,837 employees, or team members.

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

Our fiscal year 2021 plan built on and strengthened our three-pillar strategy of increased profitable revenue growth, revenue and client diversification, and margin expansion. On the first pillar, we are increasing our efforts to capture new opportunities created by a change in Global 2000 enterprises’ buying behaviors during the COVID-19 pandemic. For example, in late fiscal year 2020, we launched several go-to-market campaigns targeting remote workforce enablement, cost reduction and efficiency programs, and end-to-end deep digital transformation. In addition to our COVID-19 specific actions, we have sharpened our sales and marketing efforts in fiscal year 2021 to target an increasing number of large, recurring, high-margin, and faster growing digital and cloud transformation engagements.

On the second pillar of revenue and client diversification, we continue to make headway against our long-term goals of a more diversified portfolio of geographies, industries and accounts. Our efforts to increase our geographic diversification, including the realignment of our regional supervision and key local leadership hires made in Europe and the Middle East, continued to drive closer relationships with our clients in Europe, Middle East and Asia.  With respect to industry group diversification, our third quarter fiscal 2021 results reflect continued steady progress.  Our Communications and Technology (C&T) industry group revenue decreased 6.9% year-over-year in the third quarter of fiscal 2021, and C&T as a percentage of total revenue decreased 200 basis points from 24% to 22% over the same time period in fiscal 2020. Our Media, Information and Other revenue increased 13.5% year-over-year in the third quarter of fiscal 2021. We broke out our Healthcare industry group revenue for the first time in the first quarter of fiscal 2021 to provide our investors with increased transparency into this high-potential industry vertical. In the third quarter of fiscal 2021, Healthcare revenue was 15.0% of our total revenue. Lastly, our Banking, Financial Services and Insurance (“BFSI”) revenue mix continued to grow in the third quarter of fiscal 2021 to 55.0% of our total revenue from 54.0% in the third quarter of fiscal 2020. Given the significant opportunity we had and continue to have expanding our presence in high-growth sectors such as High-Tech and Healthcare, in fiscal year 2021 we have increased our investments in our domain expertise, skills, and sales and marketing programs in these sectors.

Regarding client level diversification, we recognize the importance over the long-term to reduce client revenue concentration by accelerating growth of high potential accounts and adding targeted new clients. To do so, in fiscal year 2021, we have directed more of our sales and marketing efforts toward smaller accounts that have the ability to expand significantly with us. We have had success with this strategy at our strategic clients.  We will apply these same techniques to grow high potential accounts faster than our total company in order to accelerate account diversification.

Finally, with respect to Virtusa’s third pillar, margin expansion, our fiscal year 2021 plan included several strategies underway aimed to improve our gross and operating margins by reducing our costs and creating operating efficiencies. Specifically, our fiscal year 2021 plan includes actions underway to improve pyramid efficiencies, reduce the use of sub-contractors, increase utilization, and reduce general and administrative expenses as a percentage of revenue. In the third quarter of fiscal year 2021, our gross margin and non-GAAP operating margin expanded by 644 basis points and 637 basis points, respectively, over the second quarter of fiscal 2021 driven in part by sequential revenue growth, higher utilization and execution of our cost containment initiatives such as reduced use of subcontractors.

Recent developments

Proposed Merger with Austin HoldCo Inc., an entity wholly-owned by funds affiliated with Baring Private Equity Asia

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

Pursuant to the Merger Agreement, Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the approval of the Merger Agreement by the requisite vote of the Company’s stockholders, the receipt of certain foreign regulatory approvals and the approval or other clearance of the Committee on Foreign Investments in the United States (“CFIUS”). The applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), with respect to the transactions contemplated by the Merger Agreement expired on October 23, 2020 without any review. Consummation of the Merger is not subject to any financing condition and is expected to occur in the first half of calendar year 2021. On December 21, 2020, the Company received written notice from the Committee on Foreign Investment in the United States (“CFIUS”) that it had concluded its review under Section 721 of the Defense Production Act of 1950, as amended, of the Merger. CFIUS determined that there are no unresolved national security concerns with respect to the Merger. Receipt of the CFIUS clearance satisfies a certain condition to the closing of the Merger. On November 20, 2020, via a special meeting of stockholders, the stockholders of the Company approved and adopted the Merger Agreement. On January 11, 2021, the Competition Commission of India (“CCI”) approved the Merger. The closing of the Merger remains subject to the satisfaction or waiver of the remaining conditions to the Merger set forth in the Merger Agreement.

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

COVID-19 and factors impacting our business and operating results

During our fiscal 2021, the global pandemic related to COVID-19 presented significant challenges and adversely impacted our business and operating results. We are unable at this time to predict the full impact of COVID-19 on our operations, liquidity and financial results, and, depending on the magnitude and duration of the COVID-19 pandemic, such impact may be material. Accordingly, current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to “Risk Factors” in the Annual Report for further discussion of the impact of the COVID-19 pandemic on our business.

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

Human Capital

At December 31, 2020, we had 23,837 employees, or team members. Our human capital development framework is aligned to our ability to hire, retain and grow which allows us to invest in the development of our team members in a focused manner, while keeping our team members culturally anchored to our core values. We are able to accomplish this by focusing our people management strategy on six key components: recruiting, performance management, training and development, employee engagement and communication, as well as compensation and retention. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We measure our team members performance by certain key performance areas, their self-development, their teamwork and their impact on our overall organization.

Financial overview

In the three months ended December 31, 2020, our revenue increased by 3.3% to $346.1 million, compared to $335.1 million in the three months ended December 31, 2019. In the nine months ended December 31, 2020, our revenue decreased by 1.9% to $964.4 million, compared to $982.6 million in the nine months ended December 31, 2019.

In the three months ended December 31, 2020, our income from operations increased by 36.3% to $41.5 million, compared to $30.4 million in the three months ended December 31, 2019. In the nine months ended December 31, 2020, our income from operations decreased by 2.8% to $61.3 million, compared to $63.1 million in the nine months ended December 31, 2019.

In the three months ended December 31, 2020, net income available to Virtusa common stockholders increased by 109.4% to $24.4 million, as compared to $11.6 million in the three months ended December 31, 2019. Net income available to Virtusa common stockholders increased by 42.2% to a net income $31.8 million in the nine months ended December 31, 2020, compared to a net income of $22.4 million in the nine months ended December 31, 2019.

The increase in revenue for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, primarily resulted from:

●	Increase in revenue from several banking clients, including our largest banking client, and revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020

●	Increase in revenue from Europe, primarily driven by one of our large European banking clients partially offset by:

●	Impact from COVID-19 pandemic, primarily due to business interruptions and project delays, as well as elongated client decision making cycles
●	Decrease in growth of revenue from several of our top ten clients, primarily in our healthcare industry group
●	Decrease in revenue from our C&T industry group

The decrease in revenue for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, primarily resulted from:

●	Impact from COVID-19 pandemic, primarily due to business interruptions and project delays, as well as elongated client decision making cycles
●	Decrease in revenue from Europe, primarily driven by one of our large European banking clients
●	Decrease in revenue from our BFSI industry group, primarily from financial services and a decrease in revenue from our healthcare industry group
●	Decrease in growth of revenue from several of our top ten clients, primarily in our healthcare industry group partially offset by:

●	Increase in revenue from our largest banking and telecommunication clients and revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020

The key drivers of the increase in our net income for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, were as follows:

●	Increase in revenue, primarily related to revenue from several banking clients, including our largest banking client

●	Substantial decrease in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to substantial appreciation of the Indian rupee against the U.S. dollar

●	Decrease in costs of revenue reflecting cost reduction initiatives in response to weakening of demand across our clients due to the COVID-19 pandemic as well as reduced travel partially offset by:

●	Substantial legal, banking and advisory professional service fees incurred in connection with the proxy solicitation contest initiated by New Mountain Vantage Advisers LLC as well as the Baring Transaction

The key drivers of the increase in our net income for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, were as follows:

●	Substantial decrease in foreign currency transaction losses, primarily related to the revaluation of Indian rupee denominated intercompany note, primarily due to substantial appreciation of the Indian rupee against the U.S. dollar

●	Decrease in income tax expense, including tax benefit related to our merger of our India operations

●	Decrease in costs of revenue and operating expense, reflecting cost reduction initiatives in response to weakening of demand across our clients due to the COVID-19 pandemic as well as reduced travel partially offset by:

●	Decrease in revenue, primarily related to the COVID-19 pandemic

●	Periodic restoration of previously reduced compensation programs

●	Substantial legal, banking and advisory professional service fees incurred in connection with the proxy solicitation contest initiated by New Mountain Vantage Advisers LLC as well as the Baring Transaction

●	Increase in interest expense related to an increase in our outstanding debt under our credit facility

High repeat business and client concentration are common in our industry. During the three months ended December 31, 2020 and 2019, 97% and 96%, respectively, of our revenue was derived from clients who had been using our services for more than one year. During the nine months ended December 31, 2020 and 2019, 96% and 97%, respectively, of our revenue was derived from clients who had been using our services for more than one year. Accordingly, our global account management and service delivery teams focus on expanding client relationships and converting new engagements to long-term relationships to generate repeat revenue and expand revenue streams from existing clients. We also have a dedicated business development team focused on generating engagements with new clients to continue to expand our client base and, over time, reduce client concentration.

We derive our revenue from two types of service offerings: application outsourcing, which is recurring in nature; and consulting, including technology implementation, which is non-recurring in nature. For the three months ended December 31, 2020, our application outsourcing and consulting revenue represented 57% and 43%, respectively, of our total revenue as compared to 55% and 45%, respectively, for the three months ended December 31, 2019. For the nine months ended December 31, 2020, our application outsourcing and consulting revenue represented 56% and 44%, respectively, of our total revenue as compared to 56% and 44%, respectively, for the nine months ended December 31, 2019.

In the three months ended December 31, 2020, our North America revenue increased by 2.1%, or $5.3 million, to $256.5 million, or 74.1% of total revenue, from $251.2 million, or 75.0% of total revenue, in the three months ended
December 31, 2019. In the nine months ended December 31, 2020, our North America revenue decreased by 1.4%, or $10.1 million, to $713.9 million, or 74.0% of total revenue, from $724.0 million, or 73.7% of total revenue in the nine months ended December 31, 2019. The increase in North America revenue for the three months ended December 31, 2020 was primarily due to revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020 partially offset by decrease in revenue from clients in our healthcare industry group. The decrease in North America revenue for the nine months ended December 31, 2020 was primarily due to the decrease in revenue from clients in our healthcare industry group, partially offset by revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020.

In the three months ended December 31, 2020, our European revenue increased by 7.3%, or $4.0 million, to $59.2 million, or 17.1% of total revenue, from $55.2 million, or 16.5% of total revenue in the three months ended December 31, 2019. In the nine months ended December 31, 2020, our European revenue decreased by 6.6%, or $11.5 million, to $163.7 million, or 17.0% of total revenue, from $175.3 million, or 17.8% of total revenue in the nine months ended December 31, 2019. The increase in European revenue for the three months ended December 31, 2020 was primarily due to an increase in revenue from one of our large banking clients. The decrease in European revenue for the nine months ended December 31, 2020 was primarily due to a decline in revenue from one of our large banking clients, partially offset by an increase in our largest telecommunication client.

Our gross profit increased by $15.3 million to $114.0 million for the three months ended December 31, 2020, as compared to $98.7 million for the three months ended December 31, 2019. As a percentage of revenue, gross margin increased from 29.4% in the three months ended December 31, 2019 to 32.9% in the three months ended December 31, 2020. During the nine months ended December 31, 2020 and 2019, gross margin, as a percentage of revenue, was 27.6% and 27.8%, respectively. Our gross profit decreased by $6.3 million to $266.6 million for the nine months ended December 31, 2020 as compared to $272.9 million in the nine months ended December 31, 2019. The increase in gross profit during the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, was primarily due to lower onsite effort, decrease in travel and related expense, as well as cost optimization programs with respect to our subcontractors implemented in the nine months ended December 31, 2020, partially offset by restoration of previously reduced compensation programs during the three months ended December 31, 2020. The decrease in gross profit during the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019, was primarily due to the lower utilization and restoration of previously reduced compensation programs during the three months ended December 31, 2020, partially offset by lower onsite effort, decrease in travel and related expense as well as cost optimization programs with respect to our subcontractors implemented in the nine months ended December 31, 2020.

We perform our services under both time-and-materials and fixed-price contracts. Revenue from fixed-price contracts represented 50% and 43% of total revenue, and revenue from time-and-materials contracts represented 50% and 57% of total revenue for the three months ended December 31, 2020 and 2019, respectively. Revenue from fixed-price contracts represented 45% and 41% of total revenue and revenue from time-and-materials contracts represented 55% and 59% for the nine months ended December 31, 2020 and 2019, respectively. The revenue earned from fixed-price contracts in the three and nine months ended December 31, 2020 primarily reflects our client preferences.

We monitor our overall attrition rates and patterns to align our people management strategy with our growth objectives. At December 31, 2020, our attrition rate for the trailing 12 months, which reflects voluntary and involuntary attrition as part of our cost reduction initiatives, was approximately 19.9%. Our attrition rate at December 31, 2020 reflects a higher rate of attrition as compared to the corresponding prior year period. The majority of our attrition occurs in India and Sri Lanka, and is weighted towards the more junior members of our staff. In response to higher attrition and as part of our retention strategies, we have experienced increases in compensation and benefit costs, which may continue in the future. However, we try to absorb such cost increases through price increases or cost management strategies such as managing discretionary costs, the mix of professional staff and utilization levels and achieving other operating efficiencies. If our attrition rate increases or is sustained at higher levels, our growth may slow and our cost of attracting and retaining IT professionals could increase.

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

Results of operations

Three months ended December 31, 2020 compared to the three months ended December 31, 2019

The following table presents an overview of our results of operations for the three months ended December 31, 2020 and 2019:

	Three Months Ended
	December 31,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Revenue	$346,100	$335,107	$10,993	3.3%
Costs of revenue	232,142	236,427	(4,285)	(1.8)%
Gross profit	113,958	98,680	15,278	15.5%
Operating expenses	72,507	68,270	4,237	6.2%
Income from operations	41,451	30,410	11,041	36.3%
Other expense	(4,228)	(7,209)	2,981	(41.4)%
Income before income tax expense	37,223	23,201	14,022	60.4%
Income tax expense	11,776	10,363	1,413	13.6%
Net income	25,447	12,838	12,609	98.2%
Less: net income attributable to noncontrolling interests, net of tax	—	118	(118)	(100.0)%
Net income available to Virtusa stockholders	25,447	12,720	12,727	100.1%
Less: Series A Convertible Preferred Stock dividends and accretion	1,087	1,087	—	—%
Net income attributable to Virtusa common stockholders	$24,360	$11,633	$12,727	109.4%

Revenue

Revenue increased by 3.3%, or $11.0 million, from $335.1 million during the three months ended December 31, 2019 to $346.1 million in the three months ended December 31, 2020. The increase in revenue was primarily due to an increase in revenue from several banking clients, including our largest banking client, revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020, and an increase in revenue from Europe, primarily driven by one of our large European banking clients, partially offset by a decrease in growth of revenue from several of our top ten clients, primarily in our healthcare industry group and decrease in revenue from our C&T industry group. Revenue from North American clients in the three months ended December 31, 2020 increased by $5.3 million, or 2.1%, as compared to the three months ended December 31, 2019, particularly due to revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020 partially offset by decrease in revenue from clients in our healthcare industry group. Revenue from European clients increased by $4.0 million, or 7.3%, as compared to the three months ended December 31, 2019, primarily due to an increase in revenue from one of our large banking clients. We had 230 active clients at December 31, 2020, as compared to 216 active clients at December 31, 2019.

Cost of revenue

Costs of revenue decreased from $236.4 million in the three months ended December 31, 2019 to $232.1 million in the three months ended December 31, 2020, a decrease of $4.3 million, or 1.8%. The decrease in cost of revenue was primarily due to a decrease in subcontractor costs of $12.0 million, which also reflect certain cost reduction actions initiated during the nine months ended December 31, 2020, a decrease in travel and related expenses of $4.7 million, partially offset by an increase in the number of IT professionals and related compensation and benefit costs of $11.9 million, reflecting the restoration of certain compensation programs during the three months ended December 31, 2020 and an increase in facilities costs of $0.4 million. At December 31, 2020, we had 21,779 IT professionals as compared to 20,075 at December 31, 2019. As a percentage of revenue, cost of revenue decreased from 70.6% for the three months ended December 31, 2019 to 67.1% for three months ended December 31, 2020.

Gross profit

Our gross profit increased by $15.3 million, or 15.5%, to $114.0 million for the three months ended December 31, 2020, as compared to $98.7 million for the three months ended December 31, 2019. As a percentage of revenue, gross margin was 29.4% in the three months ended December 31, 2019 and 32.9% in the three months ended December 31, 2020. The increase in the gross profit was primarily due to lower onsite effort, decrease in travel and related expense as well as cost optimization programs with respect to our subcontractors implemented in the nine months ended December 31, 2020, partially offset by restoration of previously reduced compensation programs during the three months ended December 31, 2020.

Operating expenses

Operating expenses increased from $68.3 million in the three months ended December 31, 2019 to $72.5 million in the three months ended December 31, 2020, an increase of $4.2 million, or 6.2%. The increase in operating expenses was primarily due to substantial legal, banking and advisory combined professional service fees of $4.4 million incurred in connection with the proxy solicitation contest as well as with the Baring Transaction, an increase in compensation expense, including stock and variable compensation expense of $3.6 million and an increase in amortization of intangible assets of $1.4 million, partially offset by a decrease in travel and related expenses of $3.1 million, and a decrease in other operating expense of $1.2 million. As a percentage of revenue, our operating expenses increased from 20.4% in the three months ended December 31, 2019 to 20.9% in the three months ended December 31, 2020.

Income from operations

Income from operations increased by 36.3%, from $30.4 million in the three months ended December 31, 2019 to $41.5 million in the three months ended December 31, 2020. As a percentage of revenue, income from operations increased from 9.1% in the three months ended December 31, 2019 to 12.0% in the three months ended December 31, 2020, primarily due to an increase in revenue, lower onsite effort, as well as cost optimization programs with respect to our subcontractors implemented in the nine months ended December 31, 2020, partially offset by an increase in operating expense.

Other expense

Other expense decreased by $3.0 million, from $7.2 million in the three months ended December 31, 2019 to $4.2 million in the three months ended December 31, 2020, primary due to a decrease in net foreign currency transaction losses related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar, partially offset by loss on sale of land acquired in the Polaris Transaction that was classified as asset held for sale and an increase in interest expense related to our credit facility, primarily related to increase in the borrowings and interest rate.

Income tax expense

Income tax expense increased by $1.4 million, from $10.4 million in the three months ended December 31, 2019 to $11.8 million in the three months ended December 31, 2020. Our effective tax rate decreased from 44.7% for the three months ended December 31, 2019 to 31.6% for the three months ended December 31, 2020. The increase in tax expense is primarily due to increase in income from operations during the three months ended December 31, 2020. The decrease in effective tax rate for the three months ended December 31, 2020, was primarily due to a reduction in Base Erosion and Anti-Abuse Tax (“BEAT) impact, the election of foreign tax credits, lower statutory rates in India and the merger of our Indian operations. The merger of our Indian operations permits previous nondeductible items to be deducted in computing local taxable income.

Noncontrolling interests

In connection with the Polaris Consulting and Software Limited (“Polaris”) acquisition, for the three months ended December 31, 2019, we recorded a noncontrolling interest of $0.1 million, representing a 1.71%, share of profits of Polaris held by parties other than Virtusa. During the fiscal year ended March 31, 2020, Polaris merged with and into

Virtusa Consulting Services Private Limited (“Virtusa India”), with Virtusa India being the surviving entity. As of March 31, 2020, we own 100% of Polaris shares.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders increased by $12.7 million or 100.1%, from $12.7 million in the three months ended December 31, 2019 to $25.4 million in the three months ended December 31, 2020. The increase in net income in the three months ended December 31, 2020 was primarily due to an increase in revenue, an increase in income from operations and a decrease in foreign currency transaction losses, partially offset by an increase in income tax expense.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $1.1 million at a rate of 3.875% per annum during the three months ended December 31, 2020 and 2019.

Net income available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by $12.8 million or 109.4%, from $11.6 million in the three months ended December 31, 2019 to $24.4 million in the three months ended December 31, 2020. The increase in net income in the three months ended December 31, 2020 was primarily due to an increase in revenue, an increase in income from operations and a decrease in foreign currency transaction losses, partially offset by an increase in income tax expense.

Nine months ended December 31, 2020 compared to the nine months ended December 31, 2019

The following table presents an overview of our results of operations for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended
	December 31,
	2020	2019	$ Change	% Change

	(Dollars in thousands)
Revenue	$964,352	$982,632	$(18,280)	(1.9)%
Costs of revenue	697,772	709,746	(11,974)	(1.7)%
Gross profit	266,580	272,886	(6,306)	(2.3)%
Operating expenses	205,248	209,813	(4,565)	(2.2)%
Income from operations	61,332	63,073	(1,741)	(2.8)%
Other expense	(10,396)	(17,035)	6,639	(39.0)%
Income before income tax expense	50,936	46,038	4,898	10.6%
Income tax expense	15,826	19,932	(4,106)	(20.6)%
Net income	35,110	26,106	9,004	34.5%
Less: net income attributable to noncontrolling interests	—	450	(450)	(100.0)%
Net income available to Virtusa stockholders	35,110	25,656	9,454	36.8%
Less: Series A Convertible Preferred Stock dividends and accretion	3,262	3,262	—	—%
Net income attributable to Virtusa common stockholders	$31,848	$22,394	$9,454	42.2%

Revenue

Revenue decreased by 1.9%, or $18.3 million, from $982.6 million during the nine months ended December 31, 2019 to $964.4 million in the nine months ended December 31, 2020. The decrease in revenue was primarily due to an impact from COVID-19 pandemic, primarily due to business interruptions and project delays, as well as elongated client decision making cycles, a decline in revenue from one of our largest European banking clients,  a decrease in revenue from our BFSI industry group, primarily financial services, a decrease in revenue from our healthcare industry group and a decrease in growth of revenue from several of our top ten clients, primarily in our healthcare industry group, partially offset by an increase in revenue from our largest banking and telecommunication clients and revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from North American clients in the nine months ended December 31, 2020 decreased by $10.1 million, or 1.4%, as compared to the nine months ended December 31, 2019, particularly due to the decrease in revenue from clients in the healthcare industry group, partially offset by revenue from several tuck-in asset and business acquisitions closed in the fiscal year ended March 31, 2020. Revenue from European clients decreased by $11.5 million, or 6.6%, as compared to the nine months ended December 31, 2019, primarily due to decline in revenue from one of our large banking clients, partially offset by increase in revenue from our largest telecommunication client. We had 230 active clients at December 31, 2020, as compared to 216 active clients at December 31, 2019.

Cost of revenue

Costs of revenue decreased from $709.7 million in the nine months ended December 31, 2019 to $697.8 million in the nine months ended December 31, 2020, a decrease of $11.9 million, or 1.7%. The decrease in cost of revenue was primarily due to a decrease in travel and related expenses of $17.2 million, a decrease in subcontractor costs of $16.2 million, which also reflect certain cost reduction actions initiated during the nine months ended December 31, 2020, partially offset by an increase in the number of IT professionals and related compensation and benefit costs of $20.1 million,. We also incurred an increase in facilities and other costs of $0.9 million in the nine months ended December 31, 2020. At December 31, 2020, we had 21,779 IT professionals as compared to 20,075 at December 31, 2019. As a percentage of revenue, cost of revenue increased from 72.2% for the nine months ended December 31, 2019 to 72.4% for nine months ended December 31, 2020.

Gross profit

Our gross profit decreased by $6.3 million, or 2.3%, to $266.6 million for the nine months ended December 31, 2020, as compared to $272.9 million for the nine months ended December 31, 2019. As a percentage of revenue, gross margin was 27.8% in the nine months ended December 31, 2019 and 27.6% in the nine months ended December 31, 2020. The decrease in gross margin during the nine months ended December 31, 2020, was primarily due to lower utilization and restoration of previously reduced compensation programs during the three months ended December 31, 2020, partially offset by lower onsite effort, a decrease in travel and related expense as well as cost optimization programs with respect to our subcontractors implemented in the nine months ended December 31, 2020.

Operating expenses

Operating expenses decreased from $209.8 million in the nine months ended December 31, 2019 to $205.2 million in the nine months ended December 31, 2020, a decrease of $4.6 million, or 2.2%. The decrease in operating expenses was primarily due to a decrease in compensation expense, including stock and variable compensation expense as well as cost reduction initiatives of $4.4 million, a decrease in travel and related expenses of $9.3 million and a decrease in other operating expense of $2.5 million, partially offset by substantial legal, banking and advisory combined professional service fees of $12.7 million incurred in connection with the proxy solicitation contest as well as with the Baring Transaction. As a percentage of revenue, our operating expenses decreased from 21.4% in the nine months ended December 31, 2019 to 21.3% in the nine months ended December 31, 2020.

Income from operations

Income from operations decreased by 2.8%, from $63.1 million in the nine months ended December 31, 2019 to $61.3 million in the nine months ended December 31, 2020. As a percentage of revenue, income from operations was unchanged from 6.4% in the nine months ended December 31, 2019 to the nine months ended December 31, 2020. The decrease in income from operations primarily due to a decrease in revenue, lower utilization, partially offset by decrease in subcontractors cost and operating expense, primarily due to cost optimization programs implemented in the nine months ended December 31, 2020.

Other expense

Other expense decreased by $6.6 million, from $17.0 million in the nine months ended December 31, 2019 to $10.4 million in the nine months ended December 31, 2020, primarily due to a decrease in net foreign currency transaction losses related to the revaluation of Indian rupee denominated intercompany note, primarily due to a substantial appreciation of the Indian rupee against the U.S. dollar and a gain on redemption of equity method investment, partially offset by loss on sale of land acquired in the Polaris Transaction that was classified as asset held for sale and an increase in interest expense related to our credit facility, primarily related to increase in the borrowings and interest rate.

Income tax expense

Income tax expense decreased by $4.1 million, from $19.9 million in the nine months ended December 31, 2019 to $15.8 million in the nine months ended December 31, 2020. Our effective tax rate decreased from 43.3% for the nine months ended December 31, 2019 to 31.1% for the nine months ended December 31, 2020. The decrease in tax expense and effective tax rate for the nine months ended December 31, 2020, was primarily due to a reduction in BEAT impact, the election of foreign tax credits, reduction of global intangible low-taxed income, lower statutory rates in India and the merger of our Indian operations, partially offset by tax expense on increased income from operations. The merger of our Indian operations permits previous nondeductible items to be deducted in computing local taxable income.

Noncontrolling interests

In connection with the Polaris acquisition, for the nine months ended December 31, 2019, we recorded a noncontrolling interest of $0.5 million, representing a 2.3%, share of profits of Polaris held by parties other than Virtusa. During the fiscal year ended March 31, 2020, Polaris merged with and into Virtusa India, with Virtusa India being the surviving entity. As of March 31, 2020, we own 100% of Polaris shares.

Net income available to Virtusa stockholders

Net income available to Virtusa stockholders increased by $9.5 million or 36.8%, from $25.7 million in the nine months ended December 31, 2019 to $35.1 million in the nine months ended December 31, 2020. The increase in net income in the nine months ended December 31, 2020 was primarily due to a decrease in foreign currency transaction losses, a decrease in income tax expense, a decrease in costs of revenue and operating expense, partially offset by a decrease in revenue and an increase in interest expense related to our credit facility.

Series A Convertible Preferred Stock dividends and accretion

In connection with the preferred stock financing transaction with the Orogen Group, we accrued dividends and accreted issuance costs of $3.3 million at a rate of 3.875% per annum during the nine months ended December 31, 2020 and 2019.

Net income available to Virtusa common stockholders

Net income available to Virtusa common stockholders increased by $9.5 million, or 42.2%, from $22.4 million in the nine months ended December 31, 2019 to $31.9 million in the nine months ended December 31, 2020. The increase in net income in the nine months ended December 31, 2020 was primarily due to a decrease in foreign currency transaction losses, a decrease in income tax expense, a decrease in costs of revenue and operating expense, partially offset by a decrease in revenue and an increase in interest expense related to our credit facility.

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

The following table provides the reconciliation from cash and cash equivalents to total cash and cash equivalents, short-term investments and long-term investments:

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$347,173	$290,837
Short-term investments	2,633	9,785
Long-term investments	22	4
Total cash and cash equivalents, short-term and long-term investments	$349,828	$300,626

We believe the following financial measures will provide additional insights to measure the operational performance of our business.

●	We present consolidated statements of income measures that exclude, when applicable, stock-based compensation expense, acquisition-related charges, restructuring charges, foreign currency transaction gains and losses, impairment of investments, impairment of long-lived assets, non-recurring third party financing cost, gain on redemption of equity method investment, non-recurring fees for potential proxy deliberation, the initial impact of our election to treat certain subsidiaries as disregarded entities for U.S. tax purposes, and other non-recurring tax items to provide further insights into the comparison of our operating results among periods.

The following table presents a reconciliation of each non-GAAP financial measure to the most comparable GAAP measure:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

	in thousands, except per share amounts)

GAAP income from operations	$41,451	$30,410	$61,332	$63,073
Add: Stock-based compensation expense	4,027	5,775	11,697	18,285
Add: Acquisition-related charges and restructuring charges (a)	6,512	4,345	19,869	12,741
Add: Non-recurring professional fees (b)	2,998	—	6,337	—
Non-GAAP income from operations	$54,988	$40,530	$99,235	$94,099
GAAP operating margin	12.0%	9.1%	6.4%	6.4%
Effect of above adjustments to income from operations	3.9%	3.0%	3.9%	3.2%
Non‑GAAP operating margin	15.9%	12.1%	10.3%	9.6%
GAAP net income available to Virtusa common stockholders	$24,360	$11,633	$31,848	$22,394
Add: Stock-based compensation expense	4,027	5,775	11,697	18,285
Add: Acquisition-related charges and restructuring charges (a)	6,512	4,345	19,869	13,008
Add: Non-recurring professional fees (b)	2,998	—	6,337	—
Add: Impairment of investment (c)	—	184	—	184
Less : Gain on redemption of equity method investment	—	—	(1,179)	—
Add : Loss on sale of asset held for sale (d)	619		619
Add: Foreign currency transaction (gains) losses (e)	(1,126)	3,065	(3,983)	5,300
Tax adjustments (f)	(3,625)	161	(8,491)	(4,153)
Less: Noncontrolling interest, net of taxes (g)	—	(16)	—	(44)
Non-GAAP net income available to Virtusa common stockholders	$33,765	$25,147	$56,717	$54,974
GAAP diluted earnings per share (h)	$0.75	$0.38	$1.04	$0.73
Effect of stock-based compensation expense (i)	0.12	0.17	0.35	0.54
Effect of acquisition-related charges and restructuring charges (a) (i)	0.19	0.13	0.61	0.38
Effect of non-recurring professional fees (b) (i)	0.09	—	0.19	—
Effect of impairment of investment (c) (i)	—	0.01	—	—
Effect of gain on redemption of equity method investment (i)	—	—	(0.04)	—
Effect of loss on sale of asset held for sale (d) (i)	0.02		0.02
Effect of foreign currency transaction (gains) losses (e) (i)	(0.03)	0.09	(0.12)	0.16
Tax adjustments (f) (i)	(0.11)	—	(0.26)	(0.12)
Effect of noncontrolling interest (g) (i)	—	—	—	—
Effect of dividend on Series A Convertible Preferred Stock (h) (i)	—	—	0.07	0.10
Effect of change in dilutive shares for non-GAAP (h)	—	—	(0.06)	(0.06)
Non-GAAP diluted earnings per share (i) (j)	$1.03	$0.78	$1.80	$1.73
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Amortization of intangible assets	$4,858	$3,496	$13,983	$10,157
Acquisition and integration costs	—	849	—	2,584
Transaction costs related to Barings Transaction	1,370	—	6,367	—
Changes in fair value of contingent consideration	284	—	(481)	—
Acquisition-related charges included in costs of revenue and operating expense	6,512	4,345	19,869	12,741
Accreted interest related to deferred acquisition payments	—	—	—	267
Total acquisition-related charges and restructuring charges	$6,512	$4,345	$19,869	$13,008

(b)	Non-recurring fees for advisory, legal, consulting and proxy solicitation services in connection with a contested proxy solicitation with respect to our annual shareholder meeting and the election of directors. Also included is the reimbursement of fees and expenses incurred in connection with the settlement of the contested proxy solicitation.

(c)	Other-than-temporary impairment of available-for-sale securities recognized in earnings.

(d)	Loss on sale of land acquired in the Polaris Transaction that was classified as asset held for sale

(e)	Foreign currency transaction gains and losses are inclusive of gains and losses on related foreign exchange forward contracts not designated as hedging instruments for accounting purposes.

(f)	Tax adjustments reflect the tax effect of the non-GAAP adjustments using the tax rates at which these adjustments are expected to be realized for the respective periods. For fiscal year 2020, tax adjustments exclude BEAT tax impact in contemplation of a reorganization of our Indian legal entities and assume application of foreign tax credit benefits in the United States.

(g)	Noncontrolling interest represents the minority shareholders interest of Polaris.

(h)	During the three months ended December 31, 2020 and 2019 all of the 3,000,000 shares of Series A Convertible Preferred Stock were included in the calculations of both GAAP and non-GAAP diluted earnings per share as their effect would have been dilutive using the if-converted method. During the nine months ended December 31, 2020 and 2019, all of the 3,000,000 shares of Series A Convertible Preferred Stock were excluded from the calculations of GAAP diluted earnings per share as their effect would have been anti-dilutive using the if-converted method.

The following table provides the non-GAAP net income available to Virtusa common stockholders and non-GAAP dilutive weighted average shares outstanding using the if-converted method to calculate the non-GAAP diluted earnings per share for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Non-GAAP net income available to Virtusa common stockholders	$33,765	$25,147	$56,717	$54,974
Add: Dividends and accretion on Series A Convertible Preferred Stock	1,087	1,087	2,175	3,262
Non-GAAP net income available to Virtusa common stockholders and assumed conversion	$34,852	$26,234	$58,892	$58,236
GAAP dilutive weighted average shares outstanding	33,897,596	33,458,231	30,665,142	30,700,269
Add: Incremental effect of Series A Convertible Preferred Stock as converted	—	—	2,000,000	3,000,000
Non-GAAP dilutive weighted average shares outstanding	33,897,596	33,458,231	32,665,142	33,700,269

(i)	To the extent the Series A Convertible Preferred Stock is dilutive using the if-converted method, the Series A Convertible Preferred Stock is included in the weighted average shares outstanding to determine non-GAAP diluted earnings per share.

(j)	Non-GAAP diluted earnings per share is subject to rounding.

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

On September 9, 2020, we entered into the Merger Agreement, with Parent, and Sub, with respect to the acquisition of the Company by Parent for $51.35 in cash for each share of Virtusa common stock. We expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the merger contemplated by the Merger Agreement. During the nine months ended December 31, 2020, we incurred approximately $6.4 million as transaction costs in connection with the Merger. If the Merger Agreement is terminated under specified circumstances, we may be required to pay a termination fee of $54.3 million to Austin HoldCo Inc. For more information regarding the merger contemplated by the Merger Agreement and Merger Agreement, please see the Form 8-K filed with the SEC by the Company on September 11, 2020.

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

For the fiscal year ending March 31, 2021, we are required to make principal payments of $4.3 million per quarter. The term of the Credit Agreement is five years ending February 6, 2023. During the nine months ended December 31, 2020, the Company paid $13.0 million and $105.0 million towards the term loan and the revolver facility, respectively. At December 31, 2020, the total outstanding amount under the Credit Agreement to $382.0 million and the weighted average interest rate on the term loan and revolving line of credit was 3.50%.

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

At December 31, 2020, we were in compliance with all covenants set forth in our Credit Agreement.  Based upon our current plans, we expect our operating cash flows, together with our cash and short-term investment balances, to be sufficient to meet our operating requirements and service our debt for the foreseeable future. However, given the dynamic nature of the COVID-19 pandemic, there can be no assurances that its future impact will not have a material adverse effect on our ongoing business, results of operations, liquidity needs, debt covenant compliance or overall financial performance.

At December 31, 2020, we had approximately $349.8 million of cash, cash equivalents, short term investments and long term investments, of which we hold approximately $126.6 million of cash, cash equivalents, short term investments and long-term investments in non-U.S. locations, particularly in India, Sri Lanka and the United Kingdom. We intend to use accumulated and future earnings of foreign subsidiaries to expand operations outside the United States and, accordingly, undistributed income is considered indefinitely reinvested.  If our intent were to change and we elected to repatriate this cash back to the United States, or this cash was deemed no longer permanently invested, this cash could be subject to additional taxes and the change in such intent could have an adverse effect on our cash balances as well as our overall statement of income. Due to various methods by which cash could be repatriated to the United States in the future, the amount of taxes attributable to the cash is dependent on circumstances existing if and when remittance occurs. In addition, some countries could have restrictions on the movement and exchange of foreign currencies which could further limit our ability to use such funds for global operations or capital or other strategic investments. Due to the various methods by which such earnings could be repatriated in the future, it is not practicable to determine the amount of applicable taxes that would result from such repatriation.

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

During the fiscal year ended March 31, 2020, we completed multiple tuck-in asset and business acquisitions for an aggregate purchase price consideration of $49.6 million, with an additional earn-out consideration of $38.7 million, which, if earned, would be payable over the next two fiscal years. During the nine months ended December 31, 2020, we paid $10.3 million and $7.6 million in deferred consideration and earn-out consideration respectively related to these tuck-in acquisitions. As of December 31, 2020, the balance of undiscounted contingent consideration is $17.1 million, of which $12.5 million is expected to be paid within the next 12 months.

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

Under the terms of the investment, the Series A Convertible Preferred Stock has a 3.875% dividend per annum, payable quarterly in additional shares of common stock and/or cash at our option. If any shares of Series A Convertible Preferred Stock have not been converted into common stock prior to May 3, 2024, the Company will be required to repurchase such shares at a repurchase price equal to the liquidation preference of the repurchased shares plus the amount of accumulated and unpaid dividends thereon. If we fail to effect such repurchase, the dividend rate on the Series A Convertible Preferred Stock will increase by 1% per annum and an additional 1% per annum on each anniversary of May 3, 2024 during the period in which such failure to effect the repurchase is continuing, except that the dividend rate will not increase to more than 6.875% per annum. During the nine months ended December 31, 2020, the Company paid $3.1 million as a cash dividend on its Series A Convertible Preferred Stock.

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

The counterparties to the Interest Rate Swap Agreements could demand an early termination of the November 2018 Interest Rate Swap Agreements if we are in default under the Credit Agreement, or any agreement that amends or replaces the Credit Agreement in which the counterparty is a member, and we are unable to cure the default. An event of default under the Credit Agreement includes customary events of default and failure to comply with financial covenants, including a maximum consolidated leverage ratio commencing on December 31, 2017, of not more than 3.50 to 1.00 for all periods thereafter ending prior to December 31, 2019, of not more than 3.25 to 1.00 commencing December 31, 2019 and for periods thereafter through December 2021, and 3.00 to 1.00 thereafter and a minimum consolidated fixed charge coverage ratio of 1.25 to 1.00. As of March 31, 2020, we were in compliance with these covenants. The net unrealized loss associated with Interest Rate Swap Agreement was $8.9 million as of December 31, 2020, which represents the estimated amount that we would pay to the counterparties in the event of an early termination.

From time to time, the Company enters into arrangements to deliver IT services that include upfront payments to our clients. As of December 31, 2020, the total unamortized upfront payments related to these services were $15.7 million and are expected to be amortized as a reduction to revenue over a benefit period of 3 years.

During the nine months ended December 31, 2020, our accounts receivables and unbilled receivables significantly decreased due to a decrease in days sales of outstanding (“DSO”). As of December 31, 2020, our DSO was 57 days compared to 78 days at March 31, 2020.  The significant increase in deferred revenue during the nine months ended December 31, 2020 was primarily due to a change in timing of our work performed compared to timing of invoicing to our clients.

Beginning in fiscal 2009, our U.K. subsidiary entered into an agreement with an unrelated financial institution to sell, without recourse, certain of its Europe-based accounts receivable balances from one client to the financial institution. During the nine months ended December 31, 2020, we sold $42.6 million of receivables under the terms of the financing agreement. Fees paid pursuant to this agreement were not material during the nine months ended December 31, 2020. No amounts were due under the financing agreement at December 31, 2020, but we may elect to use this program again in future periods. However, we cannot provide any assurances that this or any other financing facilities will be available or utilized in the future.

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

Cash flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	December 31,
	2020	2019

	(In thousands)
Net cash provided by operating activities	$171,416	$74,454
Net cash provided by (used in) investing activities	2,872	(24,927)
Net cash used in financing activities	(129,096)	(20,275)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16,269	(131)
Net increase in cash and cash equivalents and restricted cash	61,461	29,121
Cash, cash equivalents and restricted cash, beginning of year	291,601	190,113
Cash, cash equivalents and restricted cash, end of period	$353,062	$219,234

Operating activities

Net cash provided by operating activities increased in the nine months ended December 31, 2020 compared to the nine ended December 31, 2019, primarily due to a decrease in accounts receivable as a result of a decrease in our days sales outstanding during the nine months ended December 31, 2020.

Investing activities

Net cash used in investing activities decreased in the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 is primarily due to a decrease in the payments for acquisitions, proceeds from sale of land acquired in the Polaris Transaction, a decrease in purchase of property and equipment, partially offset by a decrease in net proceeds from sale or maturity of short-term investments.

Financing activities

Net cash used in financing activities increased in the nine ended December 31, 2020 compared to the nine months ended December 31, 2019. The increase in net cash used in financing activities in the nine months ended December 31, 2020 was primarily due to an increase in payment of debt, net of proceeds and payment of contingent consideration related to acquisitions partially offset by no payments made for repurchase of common stock and noncontrolling interest during the nine months ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A of the Annual Report. There have been no material changes in nine months ended December 31, 2020 to such risks or to our management of such risks except for the additional factors noted below.

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

We have an 18 month rolling hedge program comprised of a series of foreign exchange forward contracts that are designated as cash flow hedges. This program is designed to mitigate the impact of volatility in the U.S. dollar and the GBP equivalents of our Indian rupee denominated expenses. The U.S. dollar equivalent notional value of all outstanding foreign currency derivative contracts at December 31, 2020 was $87.7 million. There is no assurance that the hedging program or hedging contracts will be effective. As these foreign currency hedging programs are designed to reduce volatility in the Indian rupee, they not only reduce the negative impact of a stronger Indian rupee but also reduce the positive impact of a weaker Indian rupee on our Indian rupee expenses.

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

Interest Rate Risk

Interest under our credit facility accrues at the higher of LIBOR or 1.00%, plus 2.75% subject to step downs based on our ratio of debt to EBITDA. In the event that LIBOR is discontinued as expected in 2021, we expect the interest rates for our debt following such event will be based on either alternate base rates or an agreed upon replacement reference rates. While we do not expect a LIBOR discontinuation would affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. We entered into interest rate swap agreements to minimize interest rate exposure. The Credit Agreement for our credit facility includes maximum debt to EBITDA and minimum fixed charge coverage covenants. The term of the Credit Agreement is five years, ending February 6, 2023. At December 31, 2020, the weighted average interest rate on the term loan and line of credit was 3.50%. At December 31, 2020, the outstanding amount under the Credit Agreement was $382.0 million.

At December 31, 2020, we had $349.8 million in cash and cash equivalents, short-term investments and long-term investments, the interest income from which is affected by changes in interest rates. Our invested securities primarily consist of money market mutual funds and time deposits. Our investments are classified as available-for-sale debt securities, time deposits and equity securities. These investments are recorded at fair value. Our investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the net fair value of these financial instruments due to the difference between the market interest rate at the period end and the market interest rate at the date of purchase of the financial instrument.

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

At December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in (i) enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period and (ii) ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

One of the Company’s larger clients made a demand for damages related to a project in which the Company was performing services.  The client alleged breach of certain representations and warranties regarding the Company’s performance and sought indemnification for damages from those alleged breaches. During the three months ended December 31, 2020, the parties agreed to a commercial settlement whereby each party provided a full release of all claims provided that Virtusa make certain cash payments (which were subject to reimbursement under the terms of Virtusa’s insurance policies) and provide certain service credits with respect to the execution of future work.

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

Risks Related to the Proposed Merger

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

Since the announcement of the merger, putative class actions have been filed in the United States District Court for the District of Delaware in connection with the proposed merger against us and the members of our board of directors. The lawsuits allege that the preliminary proxy statement violates Section 14(a) and Section 20(a) of the Exchange Act of 1934 by materially omitting material information related to Company’s projections and the explanation of the analysis of the Company’s financial advisor, among other claims. Among other remedies, the plaintiffs in these lawsuits seek to enjoin the merger. This and other potential legal proceedings could delay or prevent the merger from becoming effective.

Risks Related to U.S. Immigration Laws

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Under the terms of our 2007 Stock Option and Incentive Plan (“2007 Plan”) and 2015 Stock Option and Incentive Plan (“2015 Plan”), we have issued shares of restricted stock to our employees. On the date that these restricted shares vest, we automatically withhold, via a net exercise provision pursuant to our applicable restricted stock agreements and the 2007 Plan and 2015 Plan, as the case may be, the number of vested shares (based on the closing price of our common stock on such vesting date) equal to tax liability owed by such grantee. The shares withheld from the grantees under the 2007 Plan or the 2015 Plan, as the case may be, to settle their tax liability are reallocated to the number of shares available for issuance under the 2015 Plan. For the three months period ended December 31, 2020, we withheld an aggregate of 2,201 shares of restricted stock at a weighted average price of $50.05 per share.

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

10.1*

Amendment 7 to Master Services Agreement dated as of January 7, 2021 by and between Citigroup Technology, Inc. and the Registrant and amends the Master Professional Services Agreement between the Parties dated July 1, 2015, as amended.

10.2	Form of Voting Agreement (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on September 11, 2020 and incorporated by reference herein).

10.3

Settlement Agreement, dated October 6, 2020, by and among Virtusa Corporation, New Mountain Vantage LO, L.P., New Mountain Vantage Focus, L.P., New Mountain Vantage (California) II, L.P., New Mountain Vantage, L.P., New Mountain Vantage Co-Invest II, L.P., New Mountain Vantage GP, L.L.C. and New Mountain Vantage Advisers, L.L.C. (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on October 7, 2020 and incorporated by reference herein).

10.4

Voting Agreement, dated October 6, 2020, by and among Virtusa Corporation, New Mountain Vantage LO, L.P., New Mountain Vantage Focus, L.P., New Mountain Vantage (California) II, L.P., New Mountain Vantage, L.P., New Mountain Vantage Co-Invest II, L.P., New Mountain Vantage GP, L.L.C., New Mountain Vantage Advisers, L.L.C. (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33625) filed on October 7, 2020 and incorporated by reference herein).

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

Virtusa Corporation

Date: February 9, 2021	By:	/s/ Kris Canekeratne

Kris Canekeratne,
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2021	By:	/s/ Ranjan Kalia

Ranjan Kalia,
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)